Form 10QSB
period 1996-06-30
ELECTROSCOPE INC
filed 1996-08-13
CIK 930775

                       U. S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934
                     For the quarterly period ended June 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                For the transaction period from            to
                                                ----------    ---------
                       Commission file number     0-28604
                                              ----------------


                                  ELECTROSCOPE, INC.
           ----------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)


          COLORADO                                     84-1162056
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                    4828 STERLING DRIVE, BOULDER, COLORADO  80301
         --------------------------------------------------------------------
                       (Address of principal executive offices)

         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (303) 444-2600
        ---------------------------------------------------------------------
                             (Issuer's telephone number)

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OF 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                              YES        NO   X
                                  -----     -----
STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE:

 COMMON STOCK, NO PAR VALUE                           5,290,386 SHARES
- ----------------------------                    ------------------------------
          Class                                (outstanding at August 12, 1996)

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

YES       NO   X
    -----    -----

                                  ELECTROSCOPE, INC.

                                     FORM 10-QSB

                         FOR THE QUARTER ENDED JUNE 30, 1996


                                        INDEX


                                                                      Page
                                                                     Number
                                                                     ------

PART I.  FINANCIAL INFORMATION

    ITEM 1 - Condensed Interim Financial Statements. . . . . . . .     3
           - Condensed Balance Sheets as of June 30,
               1996 and March 31, 1996 . . . . . . . . . . . . . .     3
           - Condensed Statements of Operations for
               the Three Months Ended June 30, 1996 and 1995 . . .     4
           - Condensed Statements of Cash Flows for
               the Three Months Ended June 30, 1996 and 1995 . . .     5
           - Notes to Condensed Interim Financial
               Statements. . . . . . . . . . . . . . . . . . . . .     6

    ITEM 2 - Management's Discussion and Analysis
               of Financial Condition and Results of Operations. .    11

PART II.  OTHER INFORMATION

    ITEM 2 - Changes in Securities . . . . . . . . . . . . . . . .    15

    ITEM 4 - Submission of Matters to a Vote of Security Holders .    15

    ITEM 6 - Exhibits and Reports on Form 8-K. . . . . . . . . . .    15

    SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .    16

    EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . .    17

PART I   FINANCIAL INFORMATION

ITEM 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

                                  ELECTROSCOPE, INC.

                               CONDENSED BALANCE SHEETS



                             ASSETS                                   June 30,      March 31,
                                                                        1996          1996
                                                                    -----------    -----------
                                                                    (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                         $ 2,121,117    $   538,708
  Short-term investments                                             10,000,000           -
  Accounts receivable, net of allowance for doubtful
     accounts of $33,428 and $33,428, respectively                       41,335        110,465
  Inventory, net of reserve for obsolescence of $65,771
     and $65,000, respectively                                          771,758        803,417
                                                                    -----------    -----------

           Total current assets                                      12,934,210      1,452,590
                                                                    -----------    -----------

EQUIPMENT, at cost:
  Furniture, fixtures and equipment                                     309,864        304,735
  Less- Accumulated depreciation                                       (131,268)      (111,265)
                                                                    -----------    -----------

           Equipment, net                                               178,596        193,470
                                                                    -----------    -----------

PATENTS, net                                                            102,423         99,161

OTHER ASSETS                                                             92,256         80,739
                                                                    -----------    -----------

           Total assets                                             $13,307,485    $ 1,825,960
                                                                    -----------    -----------
                                                                    -----------    -----------

                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $   203,064    $   130,368
  Accrued compensation                                                   37,516         94,448
  Other accrued liabilities                                              37,430         93,109
  Customer deposits                                                      54,971        116,521
  Other current liabilities                                               6,639          6,639
                                                                    -----------    -----------

           Total current liabilities                                    339,620        441,085
                                                                    -----------    -----------

LONG-TERM LIABILITIES:
  Deferred revenue (Note 2)                                             127,941        135,703
  Other long-term liabilities                                            18,087         19,746
                                                                    -----------    -----------

           Total long-term liabilities                                  146,028        155,449
                                                                    -----------    -----------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 4)

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value, 10,000,000 shares authorized,
     no shares outstanding                                                 -              -
  Common stock, no par value, 100,000,000 shares authorized,
     5,290,386 and 3,893,402 shares outstanding, respectively        16,902,367      5,255,039
  Warrants to purchase common stock                                     290,400           -
  Accumulated deficit                                                (4,370,930)    (4,025,613)
                                                                    -----------    -----------

           Total shareholders' equity                                12,821,837      1,229,426
                                                                    -----------    -----------

           Total liabilities and shareholders' equity               $13,307,485    $ 1,825,960
                                                                    -----------    -----------
                                                                    -----------    -----------


         The accompanying notes are an integral part of these balance sheets.

                                  ELECTROSCOPE, INC.


                          CONDENSED STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                                    For the Three Months
                                                       Ended June 30,
                                                  ------------------------
                                                     1996           1995
                                                  ---------      ---------

REVENUE, net                                      $ 413,642      $ 528,366

COST OF SALES                                       309,516        444,933
                                                  ---------      ---------

        Gross profit                                104,126         83,433
                                                  ---------      ---------

OPERATING EXPENSES:
  Sales and marketing                               183,227        194,242
  General and administrative                        155,568        123,592
  Research and development                          126,702        122,785
                                                  ---------      ---------

        Total operating expenses                    465,497        440,619
                                                  ---------      ---------

INCOME (LOSS) FROM OPERATIONS                      (361,371)      (357,186)

OTHER INCOME:
  Interest income                                     8,796          5,033
  Other income                                        7,258            (32)
                                                  ---------      ---------

NET INCOME (LOSS)                                 $(345,317)     $(352,185)
                                                  ---------      ---------
                                                  ---------      ---------

NET INCOME (LOSS) PER SHARE (NOTE 2):
  Net income (loss) per common share
    and common equivalent share                      $(0.08)        $(0.09)
                                                  ---------      ---------
                                                  ---------      ---------

  Shares used in computing net income
    (loss) per common share and common
        equivalent share                          4,210,817      3,717,535
                                                  ---------      ---------
                                                  ---------      ---------


           The accompanying notes are an integral part of these statements.

                                  ELECTROSCOPE, INC.


                          CONDENSED STATEMENTS OF CASH FLOWS
                                     (Unaudited)



                                                                 For the Three Months
                                                                     Ended June 30,
                                                             ----------------------------
                                                                  1996           1995
                                                             -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                          $    (345,317)  $   (352,185)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities-
      Depreciation and amortization                                 20,392         11,732
      Changes in operating assets and liabilities-
        Accounts receivable                                         69,130       (103,872)
        Inventory                                                   31,659        (35,950)
        Other assets                                               (11,517)       (23,447)
        Accounts payable                                            72,696        (23,176)
        Accrued compensation and other accrued
          liabilities                                             (112,611)       (32,918)
        Customer deposits                                          (61,550)       (41,190)
        Deferred revenue                                            (7,762)          -
        Other liabilities                                           (1,659)          -
                                                             -------------   ------------
          Net cash used in operating activities                   (346,539)      (601,006)
                                                             -------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment                                           (18,686)       (33,939)
  Patent costs                                                      (5,094)          -
  Purchases of Short-term investments                          (10,000,000)          -
                                                             -------------   ------------
          Net cash used in investing activities                (10,023,780)       (33,939)
                                                             -------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                        13,185,952        592,488
  Proceeds from issuance of warrants                                    50           -
  Stock issuance costs                                          (1,233,274)        (3,132)
                                                             -------------   ------------
          Net cash provided by financing activities             11,952,728        589,356
                                                             -------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                    1,582,409        (45,589)

CASH AND CASH EQUIVALENTS, beginning of period                     538,708        955,728
                                                             -------------   ------------
CASH AND CASH EQUIVALENTS, end of period                     $   2,121,117   $    910,139
                                                             -------------   ------------
                                                             -------------   ------------



           The accompanying notes are an integral part of these statements.

                                  ELECTROSCOPE, INC.


                   NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

                                    JUNE 30, 1996
                                     (Unaudited)


(1) ORGANIZATION AND NATURE OF BUSINESS

Electroscope, Inc. (the "Company") was incorporated as a Colorado corporation on February 1, 1991. The Company designs, develops, manufactures and markets an innovative, patented monopolar electrosurgical shielding system and integrated surgical instruments, which are designed to provide greater safety to patients who undergo laparoscopic surgery. The Company has developed and is selling a monitoring system which can be used with most electrosurgical instruments available today. It has also developed and is selling its own line of integrated shielded five millimeter electrosurgical instruments. These products monitor for stray electrical energy during laparoscopy and signals the electrosurgical generator to deactivate when this energy is detected. The Company's sales to date have been made principally in the United States. Prior to fiscal year 1994, the Company was in the development stage.

The Company has incurred losses since its inception and has an accumulated deficit of $4,370,930 at June 30, 1996. The Company's operations are subject to certain risks and uncertainties, which include the following. Commercial acceptance of the Company's products will have to occur in the marketplace before the Company can attain successful operations. Other risks and uncertainties include the possibility of substantial operating losses, dependence on the Company's exclusive distributor, current and potential competitors with greater financial, technical and marketing resources, management's plan for growth and expansion, and the Company's limited manufacturing experience for large-scale production.

The condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on June 25, 1996, for the fiscal year ended March 31, 1996.

The accompanying condensed interim financial statements have been prepared, in all material respects, in conformity with the standards of accounting measurements set forth in Accounting Principles Board Opinion No. 28 and reflect, in the opinion of management, all adjustments, which are of a normal recurring nature, necessary to summarize fairly the financial position and results of operations for such periods. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

    DISTRIBUTION AGREEMENT

On September 8, 1995, the Company signed a distribution agreement (the "Distribution Agreement") with Valleylab Inc., a part of the Hospital Products Group of Pfizer Inc. ("Valleylab"), pursuant to which Valleylab paid a non-refundable fee of $150,000, placed a non-cancelable purchase order for $400,000 of integrated electrosurgical instruments, and agreed to other terms and conditions, some of which are discussed below. In exchange, the Company granted to Valleylab the exclusive right to promote, sell and distribute its products worldwide, subject to certain conditions.

The Distribution Agreement is exclusive until May 31, 1996, and, if Valleylab meets its minimum purchase requirements outlined below, continues to be exclusive during its term, ending June 30, 1999. Valleylab met the purchase requirement for the period ended May 31, 1996, and accordingly, the Distribution Agreement retains its exclusivity through December 31, 1996.

Valleylab's past and future minimum purchase requirements to retain its exclusivity are as follows:

    June 30, 1995 through May 31, 1996...........$1,000,000
    1996 calendar year...........................$1,750,000
    1997 calendar year...........................$3,750,000
    1998 calendar year...........................$6,250,000

If, in any calendar year, Valleylab's actual purchases exceed the minimum purchase requirements for that year, the increment will be added to the above requirements for all subsequent calendar years. In the event that Valleylab fails to meet the minimum requirements set forth, and as adjusted, the Distribution Agreement becomes non-exclusive. As of June 30, 1996, Valleylab had purchased $1,953,700 of system monitors and electrosurgical instruments under the Distribution Agreement, of which $749,100 related to purchases in calendar year 1996.

Valleylab is responsible for direct sales of the Company's electrosurgical products and accessories. The Company maintains its own marketing and sales specialists, and is entitled to expand its own sales force as needed to support the Valleylab sales effort.

During the exclusive phase of the Distribution Agreement, Valleylab has the right to terminate on 60 days notice only if the Company has breached any term or condition of the Distribution Agreement and fails to cure such breach within such 60-day period. During the non-exclusive phase of the Distribution Agreement, Valleylab has the right to terminate (with or without a breach of the Company) on 60 days written notice.

(2) INITIAL PUBLIC OFFERING

In June 1996, the Company completed an initial public offering of 1,200,000 shares of its common stock at a price per share of $10.50, of which all shares were sold by the Company. After underwriting discounts, commissions and other expenses, net proceeds to the Company from the offering were approximately $11.4 million.

In connection with the initial public offering, the Company sold, for a nominal purchase price, a five-year warrant to purchase up to 120,000 shares of common stock, exercisable at 120% of the initial offering price, or $12.60 per share. In accordance with Statement of Financial Accounting Standards No. 123 (SFAS No.
123), "Accounting for Stock-Based Compensation," the fair value of the warrant sold is estimated using an option-pricing model. In accordance with SFAS No. 123, the option-pricing model takes into account as of the date the warrant is issued the exercise price, life of the warrant, current price of the common stock, expected common stock volatility and the risk-free interest rate for the expected term of the warrant. Based on this valuation methodology, the Company has recorded the fair value of the warrant sold at $290,400. The difference between the fair value of the warrant and the nominal purchase price has been recorded as a deduction from the net proceeds to the Company from the offering.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents. As of June 30, 1996, the Company's cash and cash equivalents consisted of demand deposits and money market accounts in banks and other financial institutions, which approximated market value.

    LOSS PER COMMON SHARE AND COMMON EQUIVALENT SHARE

Loss per common share and common equivalent share for all periods presented is computed using the sum of the weighted average number of shares of common stock and common stock equivalent shares from common stock options and warrants. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock and common stock equivalent shares issued by the Company at prices significantly below the assumed public offering price during the twelve month period prior to the proposed offering date (using the treasury stock method and an initial offering price of $10.50 per share), have been included in the calculation as if they were outstanding for all periods presented regardless of whether they are antidilutive. Options and warrants for the Company's common stock issued prior to this one-year period have been excluded as they are antidilutive. During the second quarter of Fiscal 1997, the Company will report earnings per share in accordance with Accounting Principles Board Opinion No. 15, "Earnings per Share."

    FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, short-term investments and short-term trade receivables and payables. The carrying values of cash, short-term investments and short-term trade receivables and payables approximate their fair value. The short-term investments, as of June 30, 1996, consist of government securities which the Company classifies as hold-to-maturity.

    INVENTORY

Inventory consists primarily of component parts and raw materials, and is valued at the lower of cost (first-in, first-out basis) or market. Inventory consists of the following:


                                           June 30,       March 31
                                             1996           1996
                                          ----------     ----------

         Raw materials                      $274,295       $286,331
         Work in process                     471,084        437,856
         Finished goods                       92,150        144,230
                                          ----------     ----------

                                             837,529        868,417
         Less- Reserve for obsolescence      (65,771)       (65,000)
                                          ----------     ----------

                                            $771,758       $803,417
                                          ----------     ----------
                                          ----------     ----------
(4) COMMITMENTS AND CONTINGENCIES

The Company is subject to regulation by the United States Food and Drug Administration ("FDA"). The FDA provides regulations governing the manufacture and sale of the Company's products and regularly inspects the Company and other manufacturers to determine their compliance with these regulations.

As a result of one such inspection, the FDA issued a Warning Letter on March 4, 1994 to the Company, noting certain deficiencies of its Good Manufacturing Practices ("GMP"). The Company believes it has adequately addressed such deficiencies. The Company has hired an experienced manager to supervise its compliance with FDA requirements and address such deficiencies. The Company was last inspected in April 1995, and has not, at June 30, 1996, been notified of any deficiencies from that inspection. FDA inspections are conducted approximately every two years after approval is obtained or on a more frequent basis, at the discretion of the FDA.

Under the terms of the Distribution Agreement, after termination, Valleylab may sell for a period of six months, any inventory of products held by it at the date of termination. In the event of termination, the Company has the obligation to purchase from Valleylab products held in Valleylab's inventory, if any, to the extent such products are salable and non-obsolete and have been received by Valleylab within nine months of the latter of the date of termination or the post-termination sales period.

Because of seasonal and other factors, the results of operations for the three-month period ended June 30, 1996, should not be taken as an indication of operations for all or any part of the balance of the year.

(5) MANAGEMENT'S REPRESENTATIONS

In the opinion of the Company, the accompanying unaudited condensed interim financial statements include all adjustments necessary for the fair presentation of the financial position of the Company at June 30, 1996 and March 31, 1996, and the results of operations and cash flows for the three months ended June 30, 1996 and 1995. The condensed interim financial information and notes thereto should be read in conjunction with the financial statements and notes for the fiscal years ended March 31, 1996 and 1995 included in the Company's Registration Statement, as amended, dated June 25, 1996, filed with the Securities and Exchange Commission on Form SB-2.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

    GENERAL

The Company manufactures and markets a line of proprietary electrosurgical products that are designed to provide greater safety to patients who undergo minimally invasive electrosurgery. The Company believes that its patented Electroshield Monitoring System offers surgeons significant advantages compared to other electrosurgical systems in use because of its ability to monitor dynamically for stray electrical energy out of the view of the surgeon during MIS procedures. The Company has received three FDA Form 510(k) notifications for its products and obtained patent protection for its products' basic shielding and monitoring features. In September 1995, the Company entered into an exclusive worldwide Distribution Agreement with Valleylab, part of the Hospital Products Group of Pfizer, Inc., pursuant to which Valleylab must make certain minimum purchases through calendar year 1998 in order to retain its exclusive rights. The Company also employs its own clinical sales specialists to assist Valleylab in educating the market about the existence of a safe approach to MIS procedures employing electrosurgery.

    HISTORICAL PERSPECTIVE AND OUTLOOK

The Company was organized in February 1991. During its first two years, the Company developed the EM-2 Electronic Monitor and adaptive sheaths to work with traditional electrosurgical instruments. During this period, the Company applied for patents with the United States Patent Office and conducted clinical trials. In 1993, the Company hired a vice president of sales and marketing and recruited clinical sales specialists. The Company also continued work on its patent applications and formulated development plans for shielded hinged tip and fixed tip electrosurgical instruments. As this development program proceeded it became apparent that the merging of electrical and mechanical engineering skills in the instrument development process for the Company's patented, integrated electrosurgical instruments was more difficult than was expected at first. As a result, the development of the instruments with the Electroshield AEM technology was not completed until 1995. The Company introduced integrated instruments for the Electroshield Monitoring System in November 1995.

The installed base of the Company's EM-2 Electronic Monitor has continued to increase since the introduction of the product in 1994. The Company believes such installed base has the potential for increasing rapidly as the Valleylab sales representatives become familiar with the Electroshield Monitoring System and sell the system to their customers. The approximate number of EM-2 Electronic Monitors sold were 138, 321 and 567 in each of the fiscal years ended March 31, 1994, 1995 and 1996, respectively. The Company expects that the sales of electrosurgical instruments and accessories should increase as additional EM-2 Electronic Monitors are installed.

The Company has incurred losses from operations since inception and has an accumulated deficit of $4,370,930 as of June 30, 1996. Due to the early stage of marketing efforts by Electroscope's sole worldwide distributor, Valleylab, the Company believes that it may continue to operate at a net loss for several quarters. The Company believes its results of operations may fluctuate on a quarterly basis as a result of the size and frequency of sales to Valleylab, the timing of which are solely at the discretion of Valleylab. Such fluctuations may be significant, and may result in the Company operating at a loss in any one period even after a period of profitability.

    RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995

NET REVENUES. Revenues for the three months ended June 30, 1996, were $413,642, compared to $528,366 for the three months ended June 30, 1995, a decrease of 22%. The decrease is attributable to reduced sales to Valleylab for the three months ended June 30, 1996 resulting from Valleylab making significant stocking purchases prior to March 31, 1996, to develop an inventory of finished goods. The Company anticipates continued revenue growth for the fiscal year ended March 31, 1997 ("Fiscal Year 1997") as the Company's arrangement with Valleylab continues to expand its installed base of Electroshield Monitoring Systems with resulting increases in sales of electrosurgical instruments and adaptive sheaths used by this installed equipment. In order to maintain the exclusivity of the Valleylab distribution agreement, Valleylab must purchase approximately $1,000,000 of products from the Company during the remainder of calendar year 1996. As a result of increased market acceptance, an increasing installed base of equipment, and purchases by Valleylab which have exceeded its first minimum purchase requirement, the Company expects that purchases by Valleylab in Fiscal Year 1997 will exceed this amount. However, there can be no assurance that such purchases will be made.

GROSS PROFIT. The gross profit for the three months ended June 30, 1996, of $104,126 increased by $20,693 (a 25% increase) from the three month ended June 30, 1995 gross profit of $83,433. Gross profit as a percentage of revenue increased from 16% for the three months ended June 30, 1995 to 25% in the three months ended June 30, 1996. Gross profit and gross profit as a percentage of revenue can be expected to fluctuate from quarter to quarter, as a result of product sales mix and sales volume. Gross margins are expected to be approximately 50% at higher levels of production and sales. These gross margins are currently not being achieved because of the costs incurred and expenses related to the enlarged manufacturing capacity, which resulted from expansions in facilities and manufacturing staff in anticipation of higher future production requirements in support of Valleylab's sales efforts, as well as higher manufacturing costs associated with early stage production of hinged tip instruments.

SALES AND MARKETING EXPENSES. Sales and marketing expenses of $183,227 for the three months ended June 30, 1996 decreased by $11,015 (a 6% decrease) compared to the three months ended June 30, 1995 of $194,242. The decrease is the results of a reduction of one Company sales representative for the three months ended June 30, 1996 as compared to the same period the previous year. In addition, the exclusive distribution agreement with Valleylab has reduced the Company's requirements for direct sales activities, for which it was responsible in the June 30, 1995 quarter. The Company believes that sales and marketing expenses will continue to decrease as a percentage of net revenue with increasing sales volume. There can be no assurance, however, that such decrease will occur.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 26% from $123,592 for the three months ended June 30, 1995 to $155,568 for the three months ended June 30, 1996. This increase was primarily due to overall increase in the number of personnel and the expansion of the Company's quality assurance department, which is responsible for maintaining the Company's compliance with the FDA's manufacturing requirements.

RESEARCH AND DEVELOPMENT. Research and development expenses increased from $122,785 for the three months ended June 30, 1995 to $126,702, an 3% increase, reflecting the Company's ongoing product development efforts, which are expected to increase modestly in Fiscal Year 1997.

    LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its cash requirements principally through sales of Common Stock which totaled $5,304,051 through March 31, 1996, and, to a lesser degree, funds provided by sales of the Company's products. In the first quarter of Fiscal Year 1997, the Company completed its initial public offering, raising net proceeds of $11.4 million, and raised an additional $585,000 in cash from the exercise of warrants issued in connection with previous sales of Common Stock. Historically, these funds have been used for working capital and general corporate purposes. The Company may use working capital to build inventories, to ensure that orders can be filled in a timely manner, to support the sales efforts of the Company's exclusive distributor and to accommodate anticipated growth. While net proceeds from the Company's initial public offering are currently invested in government securities, the Company may also use a substantial portion of the net proceeds for the acquisition or development of complementary products or businesses, if such acquisition or development opportunities arise. The Company currently has no understanding, commitment or agreement with respect to any such acquisition or development program.

Capital expenditures historically have been relatively minor, and have consisted of specialized equipment, manufacturing equipment, office equipment and leasehold improvements. The Company anticipates that its cash on hand, the proceeds from the warrant exercise discussed in the foregoing paragraph, net cash provided by its sales, and the proceeds from the offering will be sufficient to fund its operations, working capital and capital requirements for at least twelve months following the offering.

The Company believes that to be successful in rapidly penetrating the market for electrosurgical products, it must be able to deliver quickly all its products to its sole distributor, Valleylab, when orders are received. The Distribution Agreement provides that Valleylab will submit non-binding forecasts of sales to the Company by product to facilitate manufacturing operations. Given the relatively short time the Distribution Agreement has been in force, however, it is not yet clear what the customer ordering patterns are likely to be. For this reason, the Company has chosen to build an inventory of its products, based on its own experience to date, somewhat ahead of the orders placed thus far, and in anticipation of increasing end user orders. This decision accounts for the higher level of finished goods, work in progress and raw materials than might be expected at this stage of the Company's development.

    INCOME TAXES

Net operating loss carryforwards totaling approximately $4.0 million are available to reduce taxable income as of June 30, 1996. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the year 2006. The Company has not paid income taxes since its inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year, if certain events occur, including changes in ownership interests. The Company has established a valuation allowance for the entire amount of its deferred tax asset since inception due to its history of operating losses.

PART II. OTHER INFORMATION

    ITEM 1  - Not Applicable

    ITEM 2  - CHANGES IN SECURITIES

         (a) On June 25, 1996, the Company completed an initial public offering of 1,200,000 shares of common stock. After the public offering, there were 5,290,386 shares issued and outstanding.

    ITEM 3  - Not Applicable

    ITEM 4  - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) On April 17, 1996, a special meeting of the shareholders of the Company was held. The purpose of the meeting was to vote on a proposal to increase the number of options authorized for issuance pursuant to the Company's Stock Option Plan from 1,050,000 to 1,150,000 shares. The proposal was approved with 2,414,474 votes cast in favor and no votes opposed.

    ITEM 5  - Not Applicable

    ITEM 6  - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              11 - Computation of Net Income (Loss) per Common Share and Common Equivalent Share.

              27  - Financial Data Schedule.

         (b) The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 1996.

                                      SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Electroscope has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



       Name                       Title                           Date
- -----------------------  ------------------------------    ---------------------




                         Chief Financial Officer              August 13, 1996
- -----------------------  (Principal Accounting Officer)
Vern D. Kornelsen        Secretary/Treasurer and Director

                                    EXHIBIT INDEX


                                                                Sequentially
Exhibit No.                  Description                        Numbered Page
- -----------   ------------------------------------------------  ---------------


   11         Computation of Net Income (Loss) per
                   Common Share and Common Equivalent Share          18


   27         Financial Data Schedule                                19