Form 10QSB
period 1996-09-30
ELECTROSCOPE INC
filed 1996-10-31
CIK 930775

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549




                                   FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transaction period from __________ to________

                        Commission file number    0-28604
                                               ----------

                               ELECTROSCOPE, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         COLORADO                                        84-1162056
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                  4828 STERLING DRIVE, BOULDER, COLORADO  80301
            ---------------------------------------------------------
                    (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (303) 444-2600
    -------------------------------------------------------------------------
                           (Issuer's telephone number)

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OF 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES    X      NO
   ---------    ---------

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE:

   COMMON STOCK, NO PAR VALUE                        5,304,986   SHARES
-----------------------------------          ----------------------------------
            Class                            (outstanding at October 30, 1996)

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

YES          NO    X
   ---------   ---------

                               ELECTROSCOPE, INC.

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996


                                      INDEX


                                                                         Page
                                                                        Number
                                                                        ------

PART I.      FINANCIAL INFORMATION

      ITEM 1 -  Condensed Interim Financial Statements . . . . . . . .     3
             -  Condensed Balance Sheets as of September 30,
                  1996 and March 31, 1996. . . . . . . . . . . . . . .     3
             -  Condensed Statements of Operations for
                  the Three Months Ended September 30, 1996 and 1995 .     4
             -  Condensed Statements of Operations for
                  the Six Months Ended September 30, 1996 and 1995.. .     5
             -  Condensed Statements of Cash Flows for
                  the Six Months Ended September 30, 1996 and 1995 . .     6
             -  Notes to Condensed Interim Financial
                  Statements . . . . . . . . . . . . . . . . . . . . .     7

      ITEM 2 - Management's Discussion and Analysis
                of Financial Condition and Results of Operations . . .    12

PART II.     OTHER INFORMATION

      ITEM 6 -  Exhibits and Reports on Form 8-K . . . . . . . . . . .    17

      SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . .    18

      EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . .    19

PART I       FINANCIAL INFORMATION

ITEM 1 -  CONDENSED INTERIM FINANCIAL STATEMENTS

                               ELECTROSCOPE, INC.

                            CONDENSED BALANCE SHEETS


                                                                     September 30,      March 31,
                                   ASSETS                                 1996            1996
                                                                    -------------    -------------
                                                                     (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                          $    827,916     $    538,708
  Short-term investments                                               10,469,748            -
  Accounts receivable, net of allowance for doubtful
    accounts of $33,428 and $33,428, respectively                         187,767          110,465
  Accrued interest                                                        172,536            -
  Inventory, net of reserve for obsolescence of $68,599
    and $65,000, respectively                                             705,532          803,417
  Other current assets                                                     53,427            -
                                                                     ------------     ------------
          Total current assets                                         12,416,926        1,452,590
                                                                     ------------     ------------
EQUIPMENT, at cost:
  Furniture, fixtures and equipment                                       348,334          304,735
  Less- Accumulated depreciation                                         (153,322)        (111,265)
                                                                     ------------     ------------
          Equipment, net                                                  195,012          193,470
                                                                     ------------     ------------
PATENTS, net                                                              112,876           99,161


OTHER ASSETS                                                               55,780           80,739
                                                                     ------------     ------------
          Total assets                                               $ 12,780,594     $  1,825,960
                                                                     ------------     ------------
                                                                     ------------     ------------

                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                   $     98,360     $    130,368
  Accrued compensation                                                     60,760           94,448
  Other accrued liabilities                                                61,555           93,109
  Customer deposits                                                        31,161          116,521
  Other current liabilities                                                 6,639            6,639
                                                                     ------------     ------------
          Total current liabilities                                       258,475          441,085
                                                                     ------------     ------------
LONG-TERM LIABILITIES:
  Deferred revenue (Note 2)                                               122,794          135,703
  Other long-term liabilities                                              16,226           19,746
                                                                     ------------     ------------
          Total long-term liabilities                                     139,020          155,449
                                                                     ------------     ------------
COMMITMENTS AND CONTINGENCIES (Notes 1 and 4)

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value, 10,000,000 shares authorized,
    no shares outstanding                                                   -                -
  Common stock, no par value, 100,000,000 shares authorized,
    5,304,986 and 3,893,402 shares outstanding, respectively           16,842,428        5,255,039
  Warrants to purchase common stock                                       290,400            -
  Accumulated deficit                                                  (4,749,729)      (4,025,613)
                                                                     ------------     ------------
          Total shareholders' equity                                   12,383,099        1,229,426
                                                                     ------------     ------------
          Total liabilities and shareholders' equity                  $12,780,594      $ 1,825,960
                                                                     ------------     ------------
                                                                     ------------     ------------



      The accompanying notes are an integral part of these balance sheets.

                                ELECTROSCOPE, INC.


                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                        For the Three Months
                                                         Ended September 30,
                                                      ------------------------
                                                          1996          1995
                                                       ---------     ---------

REVENUE, net                                           $ 359,287     $ 479,350

COST OF SALES                                            315,330       166,311
                                                       ---------     ---------
        Gross profit                                      43,957       313,039
                                                       ---------     ---------
OPERATING EXPENSES:
  Sales and marketing                                    237,550       283,759
  General and administrative                             187,937       120,669
  Research and development                               159,128       141,548
                                                       ---------     ---------
        Total operating expenses                         584,615       545,976
                                                       ---------     ---------
INCOME (LOSS) FROM OPERATIONS                           (540,658)     (232,937)

OTHER INCOME:
  Interest income                                        164,065         5,846
  Other income                                             4,630          (280)
                                                       ---------     ---------
NET INCOME (LOSS)                                      $(371,963)    $(227,371)
                                                       ---------     ---------
                                                       ---------     ---------

NET INCOME (LOSS) PER SHARE (Note 3):
  Net income (loss) per common share and common
    equivalent share                                      $(0.07)       $(0.06)
                                                       ---------     ---------
                                                       ---------     ---------
  Shares used in computing net income (loss) per
    common share and common equivalent share           5,295,253     3,774,388
                                                       ---------     ---------
                                                       ---------     ---------

        The accompanying notes are an integral part of these statements.

                                ELECTROSCOPE, INC.


                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         For the Six Months
                                                         Ended September 30,
                                                     -------------------------
                                                         1996          1995
                                                     -----------    ----------

REVENUE, net                                         $   772,929    $1,007,716

COST OF SALES                                            624,846       611,244
                                                     -----------    ----------
        Gross profit                                     148,083       396,472
                                                     -----------    ----------
OPERATING EXPENSES:
  Sales and marketing                                    420,777       478,001
  General and administrative                             343,505       244,261
  Research and development                               285,830       264,333
                                                     -----------    ----------
        Total operating expenses                       1,050,112       986,595
                                                     -----------    ----------
INCOME (LOSS) FROM OPERATIONS                           (902,029)     (590,123)

OTHER INCOME:
  Interest income                                        172,860        10,879
  Other income                                            11,889          (312)
                                                     -----------    ----------
NET INCOME (LOSS)                                    $  (717,280)  $  (579,556)
                                                     -----------    ----------
                                                     -----------    ----------

NET INCOME (LOSS) PER SHARE (Note 3):
  Net income (loss) per common share and common
    equivalent share                                      $(0.15)       $(0.15)
                                                     -----------    ----------
                                                     -----------    ----------

  Shares used in computing net income (loss) per
    common share and common equivalent share           4,753,035     3,745,652
                                                     -----------    ----------
                                                     -----------    ----------

        The accompanying notes are an integral part of these statements.

                               ELECTROSCOPE, INC.


                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                               For the Six Months
                                                                               Ended September 30,
                                                                         ---------------------------
                                                                               1996          1995
                                                                         ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                       $   (717,280)     $(579,556)
 Adjustments to reconcile net income (loss) to net cash
   used in operating activities-
     Depreciation and amortization                                             42,757         29,230
     Changes in operating assets and liabilities-
       Accounts receivable                                                    (77,302)       (45,068)
       Inventory                                                               97,885       (572,228)
       Accrued interest and other current assets                             (225,963)         -
       Other assets                                                            24,959        (19,193)
       Accounts payable                                                       (32,008)        88,731
       Accrued compensation and other accrued
         liabilities                                                          (65,242)         2,296
       Customer deposits                                                      (85,360)       158,813
       Deferred revenue                                                       (12,909)       150,000
       Other liabilities                                                       (3,520)         -
                                                                         ------------      ---------
         Net cash used in operating activities                             (1,053,983)      (786,975)
                                                                         ------------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of equipment                                                       (50,436)      (100,860)
 Patent costs                                                                 (14,415)        (5,274)
 Purchases of Short-term investments                                      (10,469,748)         -
                                                                         ------------      ---------
         Net cash used in investing activities                            (10,534,599)      (106,134)
                                                                         ------------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                                    13,224,552        722,583
 Proceeds from issuance of warrants                                                50          -
 Stock issuance costs                                                      (1,346,812)        (3,132)
                                                                         ------------      ---------
         Net cash provided by financing activities                         11,877,790        719,451
                                                                         ------------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                                  289,208       (173,658)

CASH AND CASH EQUIVALENTS, beginning of period                                538,708        955,728
                                                                         ------------      ---------
CASH AND CASH EQUIVALENTS, end of period                                 $    827,916      $ 782,070
                                                                         ------------      ---------
                                                                         ------------      ---------


        The accompanying notes are an integral part of these statements.

                               ELECTROSCOPE, INC.


                 NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996
                                   (Unaudited)



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

The Company has incurred losses since its inception and has an accumulated deficit of $4,749,729 at September 30, 1996. The Company's operations are subject to certain risks and uncertainties, which include the following. Commercial acceptance of the Company's products will have to occur in the marketplace before the Company can attain successful operations. Other risks and uncertainties include the possibility of substantial operating losses, dependence on the Company's distributor, current and potential competitors with greater financial, technical and marketing resources, management's plan for growth and expansion, and the Company's limited manufacturing experience for large-scale production.

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

The Distribution Agreement is exclusive until December 31, 1996, and, if Valleylab meets its minimum purchase requirements outlined below, continues to be exclusive during its term, ending June 30, 1999. Valleylab met the purchase requirement for the period ended May 31, 1996, and accordingly, the Distribution Agreement retains its exclusivity through December 31, 1996.

Valleylab's past and future minimum purchase requirements to retain its exclusivity are as follows:

          June 30, 1995 through May 31, 1996 . . . . . . . .$1,000,000
          1996 calendar year . . . . . . . . . . . . . . . .$1,750,000
          1997 calendar year . . . . . . . . . . . . . . . .$3,750,000
          1998 calendar year . . . . . . . . . . . . . . . .$6,250,000

If, in any calendar year, Valleylab's actual purchases exceed the minimum purchase requirements for that year, the increment will be added to the above requirements for all subsequent calendar years. In the event that Valleylab fails to meet the minimum requirements set forth, and as adjusted, the Distribution Agreement becomes non-exclusive. As of September 30, 1996, Valleylab had purchased $2,312,987 of system monitors and electrosurgical instruments under the Distribution Agreement, of which $1,108,387 related to purchases in calendar year 1996.

As a result of the Company's transition to a new generation of products designed to deal with human engineering issues and a delay in the completion of documentation necessary in conjunction with the Distribution Agreement, Valleylab will not meet its minimum purchase requirements for calendar year 1996, and the relationship will become non-exclusive in 1997. The Company and Valleylab plan to work jointly to develop the market for the Company's products, with the Company planning to expand its internal sales force.

Under the Distribution Agreement, Valleylab is responsible for direct sales of the Company's electrosurgical products and accessories. The Company maintains its own marketing and sales specialists, and is entitled to expand its own sales force as needed to support the Valleylab sales effort.

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

     CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents. As of September 30, 1996, the Company's cash and cash equivalents consisted of demand deposits and money market accounts in banks and other financial institutions, which approximated market value.

     LOSS PER COMMON SHARE AND COMMON EQUIVALENT SHARE

Loss per common share and common equivalent share for all periods presented is computed using the sum of the weighted average number of shares of common stock and common stock equivalent shares from common stock options and warrants. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock and common stock equivalent shares issued by the Company at prices significantly below the assumed public offering price during the twelve month period prior to the offering date (using the treasury stock method and an initial offering price of $10.50 per share), have been included in the calculation as if they were outstanding for all periods presented regardless of whether they are antidilutive. Options and warrants for the Company's common stock issued prior to this one-year period have been excluded as they are antidilutive. Subsequent to the offering date, the Company has reported earnings per share in accordance with Accounting Principles Board Opinion No. 15, "Earnings per Share."

     FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, short-term investments and short-term trade receivables and payables. The carrying values of cash, short-term investments and short-term trade receivables and payables approximate their fair value. The short-term investments, as of September 30, 1996, consist primarily of government securities which the Company classifies as hold-to-maturity.

   INVENTORY

Inventory consists primarily of component parts and raw materials, and is valued at the lower of cost (first-in, first-out basis) or market. Inventory consists of the following:

                                              September 30,     March 31
                                                   1996           1996
                                              --------------   ----------

          Raw materials                           $326,492      $286,331
          Work in process                          365,914       437,856
          Finished goods                            81,725       144,230
                                                   -------       -------
                                                   774,131       868,417
          Less- Reserve for obsolescence           (68,599)      (65,000)
                                                   -------       -------
                                                  $705,532      $803,417
                                                   -------       -------
                                                   -------       -------

(4)  COMMITMENTS AND CONTINGENCIES

The Company is subject to regulation by the United States Food and Drug Administration ("FDA"). The FDA provides regulations governing the manufacture and sale of the Company's products and regularly inspects the Company and other manufacturers to determine their compliance with these regulations.

As a result of one such inspection, the FDA issued a Warning Letter on March 4, 1994 to the Company, noting certain deficiencies of its Good Manufacturing Practices ("GMP"). The Company believes it has adequately addressed such deficiencies. The Company has hired an experienced manager to supervise its compliance with FDA requirements and address such deficiencies. The Company was last inspected in April 1995, and has not, at September 30, 1996, been notified of any deficiencies from that inspection. FDA inspections are conducted approximately every two years after approval is obtained or on a more frequent basis, at the discretion of the FDA.

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

Because of seasonal and other factors, the results of operations for the three-month period and the six-month period ended September 30, 1996, should not be taken as an indication of operations for all or any part of the balance of the year.

(5)  MANAGEMENT'S REPRESENTATIONS

In the opinion of the Company, the accompanying unaudited condensed interim financial statements include all adjustments necessary for the fair presentation of the financial position of the Company at September 30, 1996 and March 31, 1996, and the results of operations and cash flows for the three and six month periods ended September 30, 1996 and 1995. The condensed interim financial information and notes thereto should be read in conjunction with the financial statements and notes for the fiscal years ended March 31, 1996 and 1995 included in the Company's Registration Statement, as amended, dated June 25, 1996, filed with the Securities and Exchange Commission on Form SB-2.

ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

     GENERAL

The Company manufactures and markets a line of proprietary electrosurgical products that are designed to provide greater safety to patients who undergo minimally invasive electrosurgery. The Company believes that its patented Electroshield Monitoring System offers surgeons significant advantages compared to other electrosurgical systems in use because of its ability to monitor dynamically for stray electrical energy out of the view of the surgeon during MIS procedures. The Company has received three FDA Form 510(k) notifications for its products and obtained patent protection for its products' basic shielding and monitoring features. In September 1995, the Company entered into an exclusive worldwide Distribution Agreement with Valleylab, part of the Hospital Products Group of Pfizer, Inc., pursuant to which Valleylab was required to make certain minimum purchases through calendar year 1998 in order to retain its exclusive rights. As a result of the Company's transition to a new generation of products designed to deal with human engineering issues and a delay in the completion of documentation necessary in conjunction with the Distribution Agreement, Valleylab will not meet the minimum purchase requirements for calendar year 1996, and the relationship will become non-exclusive in 1997. The Company and Valleylab plan to work jointly to develop the market for the Company's products, with the Company planning to expand its internal sales force. This decision will result in added sales expense in the near term. However, the Company believes that a joint effort with Valleylab will result in intensified sales efforts, and thus additional sales in future periods.

Statements herein that are not historical facts, including statements about the Company's strategies and expectations about new and exhibiting products, technologies and opportunities, demand and acceptance of the Company's products and future sales of these products, both by the Company directly and by Valleylab, are forward looking statements that involve several risks as described in the Company's Registration Statement No. 333-4118-D on Form SB-2 on file with the Securities and Exchange Commission. Actual results could differ materially from those described in said forward looking statements.

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

The Company has incurred losses from operations since inception and has an accumulated deficit of $4,749,729 as of September 30, 1996. Due to the early stage of marketing efforts by Electroscope's worldwide distributor, Valleylab, the Company believes that it may continue to operate at a net loss for several quarters. The Company believes its results of operations may fluctuate on a quarterly basis as a result of the size and frequency of sales to Valleylab, the timing of which are solely of the discretion of Valleylab and the expansion of its internal sales force resulting in added sales expense. Such fluctuations may be significant, and may result in the Company operating at a loss in any one period even after a period of profitability.

     RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

NET REVENUES. Revenues for the three months ended September 30, 1996, were $359,287, compared to $479,350 for the three months ended September 30, 1995, a decrease of 25%. The decrease is attributable to reduced sales to Valleylab for the three months ended September 30, 1996 resulting from Valleylab making significant stocking purchases prior to March 31, 1996, to develop an inventory of finished goods. In addition, the Company experienced a delay in the transition to a new generation of products designed to deal with human engineering issues as the necessary documentation was not completed in accordance with the Distribution Agreement. The Company anticipates revenue growth for the remainder of the fiscal year ended March 31, 1997 ("Fiscal Year 1997") as the Company's arrangement with Valleylab continues and the Company's internal sales force is developed to expand its installed base of Electroshield Monitoring Systems with resulting increases in sales of electrosurgical instruments and adaptive sheaths used by this installed equipment.

GROSS PROFIT. The gross profit for the three months ended September 30, 1996, of $43,957 decreased by $269,082 (an 86% decrease) from the three months ended September 30, 1995 gross profit of $313,039. Gross profit as a percentage of revenue decreased from 65% for the three months ended September 30, 1995 to 12% in the three months ended September 30, 1996. Gross profit and gross profit as a percentage of revenue can be expected to fluctuate from quarter to quarter, as a result of product sales mix and sales volume. Gross margins are expected to be approximately 50% at higher levels of production and sales. These gross margins are currently not being achieved because of the costs incurred and expenses related to the enlarged manufacturing capacity, which resulted from expansions in facilities and manufacturing staff in anticipation of higher future production requirements in support of Valleylab's sales efforts, as well as higher manufacturing costs associated with early stage production of hinged tip instruments.

SALES AND MARKETING EXPENSES. Sales and marketing expenses of $237,550 for the three months ended September 30, 1996 decreased by $46,209 (a 16% decrease) compared to the three months ended

September 30, 1995 of $283,759. The decrease is the result of a reduction of one Company sales representative for the three months ended September 30, 1996 as compared to the same period the previous year. In addition, the exclusive distribution agreement with Valleylab reduced the Company's requirements for direct sales activities, for which it was responsible for the majority of the September 30, 1995 quarter. The Company believes that sales and marketing expenses will increase as a result of the expansion of its internal sales force which is necessary since Valleylab will not maintain its exclusive distribution rights.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 56% from $120,669 for the three months ended September 30, 1995 to $187,937 for the three months ended September 30, 1996. This increase was primarily due to overall increase in the number of personnel and the expansion of the Company's quality assurance department, which is responsible for maintaining the Company's compliance with the FDA's manufacturing requirements.

RESEARCH AND DEVELOPMENT. Research and development expenses increased from $141,548 for the three months ended September 30, 1995 to $159,128 for the three months ended September 30, 1996, an 12% increase, reflecting the Company's ongoing product development efforts, which are expected to increase modestly in Fiscal Year 1997.

RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1995

NET REVENUES. Revenues for the six months ended September 30, 1996, were $772,929, compared to $1,007,716 for the six months ended September 30, 1995, a decrease of 23%. The decrease is attributable to reduced sales to Valleylab for the six months ended September 30, 1996 resulting from Valleylab making significant stocking purchases prior to March 31, 1996, to develop an inventory of finished goods. In addition, the Company experienced a delay in the transition to a new generation of products designed to deal with human engineering issues as the necessary documentation was not completed in accordance with the Distribution Agreement. The Company anticipates revenue growth for the remainder of Fiscal Year 1997 as the Company's arrangement with Valleylab continues and the Company's internal sales force is developed to expand its installed base of Electroshield Monitoring Systems with resulting increases in sales of electrosurgical instruments and adaptive sheaths used by this installed equipment.

GROSS PROFIT. The gross profit for the six months ended September 30, 1996, of $148,083 decreased by $248,389 (a 63% decrease) from the six months ended September 30, 1995 gross profit of $396,472. Gross profit as a percentage of revenue decreased from 39% for the six months ended September 30, 1995 to 19% in the six months ended September 30, 1996. Gross profit and gross profit as a percentage of revenue can be expected to fluctuate from quarter to quarter, as a result of product sales mix and sales volume. Gross margins are expected to be approximately 50% at higher levels of production and sales. These gross margins are currently not being achieved because of the costs incurred and expenses related to the enlarged manufacturing capacity, which resulted from expansions in facilities and manufacturing staff in anticipation of higher future production requirements in support of Valleylab's sales efforts, as well as higher manufacturing costs associated with early stage production of hinged tip instruments.

SALES AND MARKETING EXPENSES. Sales and marketing expenses of $420,777 for the six months ended September 30, 1996 decreased by $57,224 (a 12% decrease) compared to the six months ended September 30, 1995 of $478,001. The decrease is the result of a reduction of one Company sales representative for the six months ended September 30, 1996 as compared to the same period the previous year. In addition, the exclusive distribution agreement with Valleylab reduced the Company's requirements for direct sales activities, for which it was responsible for five months in the September 30, 1995 interim period. The Company believes that sales and marketing expenses will increase as a result of the expansion of its internal sales force which is necessary since Valleylab will not maintain its exclusive distribution rights.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 41% from $244,261 for the six months ended September 30, 1995 to $343,505 for the six months ended September 30, 1996. This increase was primarily due to overall increase in the number of personnel and the expansion of the Company's quality assurance department, which is responsible for maintaining the Company's compliance with the FDA's manufacturing requirements.

RESEARCH AND DEVELOPMENT. Research and development expenses increased from $264,333 for the six months ended September 30, 1995 to $285,830 for the six months ended September 30, 1996, an 8% increase, reflecting the Company's ongoing product development efforts, which are expected to increase modestly in Fiscal Year 1997.

     LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its cash requirements principally through sales of Common Stock which totaled $5,304,051 through March 31, 1996, and, to a lesser degree, funds provided by sales of the Company's products. In the first quarter of Fiscal Year 1997, the Company completed its initial public offering, raising net proceeds of $11.4 million, and raised an additional $585,000 in cash from the exercise of warrants issued in connection with previous sales of Common Stock. Historically, these funds have been used for working capital and general corporate purposes. The Company may use working capital to build inventories, to ensure that orders can be filled in a timely manner, to support the sales efforts of Valleylab, to develop its internal sales force to support and to accommodate anticipated growth. While net proceeds from the Company's initial public offering are currently invested in government securities, the Company may also use a substantial portion of the net proceeds for the acquisition or development of complementary products or businesses, if such acquisition or development opportunities arise. The Company currently has no understanding, commitment or agreement with respect to any such acquisition or development program.

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

The Company believes that to be successful in rapidly penetrating the market for electrosurgical products, it must be able to deliver quickly all its products to its distributor, Valleylab, when orders are received. The Distribution Agreement provides that Valleylab will submit non-binding forecasts of sales to the Company by product to facilitate manufacturing operations. Given the relatively short time the Distribution Agreement has been in force, however, it is not yet clear what the customer ordering patterns are likely to be. For this reason, the Company has chosen to build an inventory of its products, based on its own experience to date, somewhat ahead of the orders placed thus far, and in anticipation of increasing end user orders. This decision accounts for the higher level of finished goods, work in progress and raw materials than might be expected at this stage of the Company's development.

     INCOME TAXES

Net operating loss carryforwards totaling approximately $4.5 million are available to reduce taxable income as of September 30, 1996. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the year 2006. The Company has not paid income taxes since its inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year, if certain events occur, including changes in ownership interests. The Company has established a valuation allowance for the entire amount of its deferred tax asset since inception due to its history of operating losses.

 PART II.    OTHER INFORMATION

     ITEM 1     - Not Applicable

     ITEM 2     - Not Applicable

     ITEM 3     - Not Applicable

     ITEM 4     - Not Applicable

     ITEM 5     - Not Applicable

     ITEM 6     - EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits

                 10.1  - Distribution Agreement dated September 8, 1995 between
                         Electroscope, Inc. and Valleylab Inc.*

                 10.2  - Lease Agreement dated September 11, 1995 between
                         Electroscope, Inc. and Sterling Partnership.*

                 10.3  - Electroscope, Inc. Stock Option Plan, as amended.*

                 11(a) and 11(b)  - Computation of Net Income (Loss) per Common
                       Share and Common Equivalent Share.

                 27  - Financial Data Schedule.

     * Similarly denoted as an Exhibit to Registration Statement No. 333-4118-D on Form SB-2 and incorporated herein by reference.

         (b) The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Electroscope has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




           Name                    Title                        Date
------------------------- --------------------------- ------------------------



 /s/ Vern D. Kornelsen    Chief Financial Officer           October 30, 1996
------------------------- (Principal Accounting Officer)
  Vern D. Kornelsen       Secretary/Treasurer and Director

                                  EXHIBIT INDEX





                                                                Sequentially
Exhibit No.                    Description                      Numbered Page
-------------  ------------------------------------------------ -------------

     11(a)      Computation of Net Income (Loss) per
                  Common Share and Common Equivalent Share
                  for the Three Months Ended September 30, 1996       20

     11(b)      Computation of Net Income (Loss) per
                  Common Share and Common Equivalent Share
                  for the Six Months Ended September 30, 1996         21


     27         Financial Data Schedule                               22