Form 10QSB
period 1996-12-31
ELECTROSCOPE INC
filed 1997-02-10
CIK 930775

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the quarterly period ended December 31, 1996

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transaction period from            to
                                           ----------    ---------

                       Commission file number   0-28604
                                              -----------


                               ELECTROSCOPE, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           COLORADO                                      84-1162056
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                   4828 STERLING DRIVE, BOULDER, COLORADO  80301
                   ---------------------------------------------
                     (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (303) 444-2600
       -------------------------------------------------------------------
                           (Issuer's telephone number)

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OF 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES   X        NO
    -----         -----

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE:

COMMON STOCK, NO PAR VALUE                             5,389,986 SHARES
--------------------------                     ---------------------------------
          Class                                (outstanding at February 7, 1997)

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

YES            NO   X
    -----         -----

                               ELECTROSCOPE, INC.

                                  FORM 10-QSB

                    FOR THE QUARTER ENDED DECEMBER 31, 1996


                                     INDEX


                                                                           Page
                                                                          Number
                                                                          ------
PART I.   FINANCIAL INFORMATION

  ITEM 1  -  Condensed Interim Financial Statements........................  3
          -  Condensed Balance Sheets as of December 31,
               1996 and March 31, 1996.....................................  3
          -  Condensed Statements of Operations for
               the Three Months Ended December 31, 1996 and 1995...........  4
          -  Condensed Statements of Operations for the
               Nine Months Ended December 31, 1996 and 1995................  5
          -  Condensed Statements of Cash Flows for
               the Nine Months Ended December 31, 1996 and 1995............  6
          -  Notes to Condensed Interim Financial
               Statements..................................................  7

  ITEM 2  -  Management's Discussion and Analysis
               of Financial Condition and Results of Operations............ 12

PART II.  OTHER INFORMATION

  ITEM 6  -  Exhibits and Reports on Form 8-K.............................. 17

  SIGNATURES............................................................... 18

  EXHIBIT INDEX............................................................ 19

PART I   FINANCIAL INFORMATION

ITEM 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

                              ELECTROSCOPE, INC.

                           CONDENSED BALANCE SHEETS

                                                         December 31,     March 31,
                      ASSETS                                 1996           1996
                                                         -----------     -----------
                                                         (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                              $ 1,609,414     $   538,708
  Short-term investments, net of discount
    of $232,385 (Note 3)                                   9,507,615            -
  Accounts receivable, net of allowance for doubtful
    accounts of $129,340 and $33,428, respectively           192,742         110,465
  Inventory, net of reserve for obsolescence of $294
    and $65,000, respectively                                625,110         803,417
  Other current assets                                        34,616            -
                                                         -----------     -----------
      Total current assets                                11,969,497       1,452,590
                                                         -----------     -----------
EQUIPMENT, at cost:
  Furniture, fixtures and equipment                          450,093         304,735
  Less- Accumulated depreciation                            (181,787)       (111,265)
                                                         -----------     -----------
      Equipment, net                                         268,306         193,470
                                                         -----------     -----------
PATENTS, net                                                 127,552          99,161

OTHER ASSETS                                                  60,742          80,739
                                                         -----------     -----------
      Total assets                                       $12,426,097     $ 1,825,960
                                                         -----------     -----------
                                                         -----------     -----------


                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                       $   112,955     $   130,368
  Accrued compensation                                        98,501          94,448
  Other accrued liabilities                                   57,465          93,109
  Customer deposits                                           20,223         116,521
  Other current liabilities                                    6,639           6,639
                                                         -----------     -----------
      Total current liabilities                              295,783         441,085
                                                         -----------     -----------
LONG-TERM LIABILITIES:
  Deferred revenue (Note 1)                                  117,647         135,703
  Other long-term liabilities                                 19,252          19,746
                                                         -----------     -----------
      Total long-term liabilities                            136,899         155,449
                                                         -----------     -----------
COMMITMENTS AND CONTINGENCIES (Notes 1 and 4)

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value, 10,000,000
    shares authorized, no shares outstanding                    -               -
  Common stock, no par value, 100,000,000
    shares authorized, 5,389,986 and 3,893,402
    shares outstanding, respectively                      16,998,440       5,255,039
  Warrants to purchase common stock                          290,400            -
  Accumulated deficit                                     (5,295,425)     (4,025,613)
                                                         -----------     -----------
      Total shareholders' equity                          11,993,415       1,229,426
                                                         -----------     -----------
      Total liabilities and shareholders' equity         $12,426,097     $ 1,825,960
                                                         -----------     -----------
                                                         -----------     -----------

      The accompanying notes are an integral part of these balance sheets.

                              ELECTROSCOPE, INC.


                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                         For the Three Months
                                                          Ended December 31,
                                                        -----------------------
                                                          1996           1995
                                                        --------       --------
REVENUE, net                                          $  378,887     $  823,000

COST OF SALES                                            323,613        532,734
                                                     -----------    -----------
    Gross profit                                          55,274        290,266
                                                     -----------    -----------
OPERATING EXPENSES:
 Sales and marketing                                     329,305        265,280
 General and administrative                              272,408        180,348
 Research and development                                160,565        133,978
                                                     -----------    -----------
    Total operating expenses                             762,278        579,606
                                                     -----------    -----------
INCOME (LOSS) FROM OPERATIONS                           (707,004)      (289,340)

OTHER INCOME:
 Interest income                                         150,162          5,286
 Other income (expense)                                    4,310           (111)
                                                     -----------    -----------
NET INCOME (LOSS)                                      $(552,532)     $(284,165)
                                                     -----------    -----------
                                                     -----------    -----------
NET INCOME (LOSS) PER SHARE (Note 3):
 Net income (loss) per common share and common
  equivalent share                                      $  (0.10)      $  (0.07)
                                                     -----------    -----------
                                                     -----------    -----------
 Shares used in computing net income (loss) per
  common share and common equivalent share             5,340,820      3,788,878
                                                     -----------    -----------
                                                     -----------    -----------

       The accompanying notes are an integral part of these statements.

                              ELECTROSCOPE, INC.


                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                         For the Nine Months
                                                          Ended December 31,
                                                        -----------------------
                                                          1996           1995
                                                        --------       --------
REVENUE, net                                        $  1,151,816     $1,830,716

COST OF SALES                                            948,459      1,143,978
                                                   -------------   ------------
    Gross profit                                         203,357        686,738
                                                   -------------   ------------
OPERATING EXPENSES:
 Sales and marketing                                     750,082        743,281
 General and administrative                              615,913        424,609
 Research and development                                446,395        398,311
                                                   -------------   ------------
    Total operating expenses                           1,812,390      1,566,201
                                                   -------------   ------------
INCOME (LOSS) FROM OPERATIONS                         (1,609,033)      (879,463)

OTHER INCOME:
 Interest income                                         323,022         16,165
 Other income (expense)                                   16,199           (423)
                                                   -------------   ------------
NET INCOME (LOSS)                                    $(1,269,812)   $  (863,721)
                                                   -------------   ------------
                                                   -------------   ------------
NET INCOME (LOSS) PER SHARE (Note 3):
 Net income (loss) per common share and common
  equivalent share                                      $  (0.26)      $  (0.23)
                                                   -------------   ------------
                                                   -------------   ------------
 Shares used in computing net income (loss) per
  common share and common equivalent share             4,950,343      3,760,052
                                                   -------------   ------------
                                                   -------------   ------------

       The accompanying notes are an integral part of these statements.

                              ELECTROSCOPE, INC.


                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                         For the Nine Months
                                                         Ended December 31,
                                                     --------------------------
                                                         1996           1995
                                                     ------------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                   $ (1,269,812)   $ (863,721)
 Adjustments to reconcile net income (loss) to net
  cash used in operating activities-
   Depreciation and amortization                           71,587        52,498
   Discount amortization                                 (260,141)         -
   Changes in operating assets and liabilities-
    Accounts receivable                                   (82,777)     (167,411)
    Inventory                                             178,307      (459,755)
    Other current assets                                  (34,616)         -
    Other assets                                           19,997       (11,264)
    Accounts payable                                      (17,413)      (10,853)
    Accrued compensation and other accrued liabilities    (31,591)      (18,977)
    Customer deposits                                     (96,298)      (11,258)
    Deferred revenue                                      (18,056)      150,000
    Other liabilities                                         494        26,042
                                                     ------------   -----------
    Net cash used in operating activities              (1,540,319)   (1,314,699)
                                                     ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of equipment                                  (145,847)     (144,006)
 Patent costs                                             (29,457)       (9,380)
 Purchases of short-term investments, net of
  discounts                                           (19,212,474)         -
 Sales of short-term investments                        9,965,000          -
                                                      -----------   -----------
    Net cash used in investing activities              (9,422,778)     (153,386)
                                                      -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                13,437,053       829,419
 Proceeds from issuance of warrants                            50          -
 Stock issuance costs                                  (1,403,300)       (3,132)
                                                      -----------   -----------
    Net cash provided by financing activities          12,033,803       826,287
                                                      -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                            1,070,706      (641,798)

CASH AND CASH EQUIVALENTS, beginning of period            538,708       955,728
                                                     ------------    ----------
CASH AND CASH EQUIVALENTS, end of period             $  1,609,414    $  313,930
                                                     ------------    ----------
                                                     ------------    ----------

       The accompanying notes are an integral part of these statements.

                              ELECTROSCOPE, INC.


                NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

                               DECEMBER 31, 1996
                                  (Unaudited)



(1)  ORGANIZATION AND NATURE OF BUSINESS

Electroscope, Inc. (the "Company") was incorporated as a Colorado corporation on February 1, 1991. The Company designs, develops, manufactures and markets an innovative, patented monopolar electrosurgical shielding system and integrated surgical instruments, which are designed to provide greater safety to patients who undergo laparoscopic surgery. The Company has developed and is selling a monitoring system which can be used with most electrosurgical instruments available today. It has also developed and is selling its own line of integrated shielded five millimeter electrosurgical instruments. These products monitor for stray electrical energy during laparoscopy and signal the electrosurgical generator to deactivate when this energy is detected. The Company's sales to date have been made principally in the United States. Prior to fiscal year 1994, the Company was in the development stage.

The Company has incurred losses since its inception and has an accumulated deficit of $5,295,425 at December 31, 1996. The Company's operations are subject to certain risks and uncertainties. Commercial acceptance of the Company's products will have to occur in the marketplace before the Company can attain successful operations. Other risks and uncertainties include the possibility of substantial operating losses, the Company's ability to expand its internal sales force, current and potential competitors with greater financial, technical and marketing resources, management's plan for growth and expansion, and the Company's limited manufacturing experience for large-scale production.

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

     DISTRIBUTION AGREEMENT

On September 8, 1995, the Company signed a distribution agreement (the "Distribution Agreement") with Valleylab Inc., a part of the Hospital Products Group of Pfizer Inc. ("Valleylab"), pursuant to which Valleylab paid a non-refundable fee of $150,000, placed a non-cancelable purchase order for $400,000 of integrated electrosurgical instruments, and agreed to other terms and conditions, some of which are discussed below. In exchange, the Company granted to Valleylab the exclusive right to promote, sell and distribute its products worldwide, subject to certain conditions, including minimum purchase requirements. In the event that Valleylab fails to meet the minimum requirements, the Distribution Agreement becomes non-exclusive with or without a breach by the Company.

The Distribution Agreement was exclusive until December 31, 1996, and, if Valleylab had met its minimum purchase requirements outlined below, would have continued to be exclusive during its term, ending June 30, 1999. Valleylab met the purchase requirement for the period ended May 31, 1996, and accordingly, the Distribution Agreement retains its exclusivity through December 31, 1996. As a result of the Company's transition to a new generation of products designed to deal with human engineering issues and a delay in the documentation by Valleylab in accordance with the Distribution Agreement, Valleylab did not meet these requirements for 1996, and the relationship has become non-exclusive in 1997.

Valleylab's minimum purchase requirements to retain its exclusivity were as follows:

          June 30, 1995 through May 31, 1996 ...... $1,000,000
          1996 calendar year ...................... $1,750,000
          1997 calendar year ...................... $3,750,000
          1998 calendar year ...................... $6,250,000

As of December 31, 1996, Valleylab had purchased $2,892,897 of system monitors and electrosurgical instruments under the Distribution Agreement, of which $1,373,578 related to purchases in calendar year 1996.

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

In connection with the initial public offering, the Company sold, for a nominal purchase price, five-year warrants to purchase up to 120,000 shares of common stock, exercisable at 120% of the initial offering price, or $12.60 per share. In accordance with Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," the fair value of warrants sold is estimated using an option-pricing model. In accordance with SFAS No. 123, the option-pricing model takes into account as of the date the warrants are issued the exercise price, life of the warrants, current price of the common stock, expected common stock volatility and the risk-free interest rate for the expected term of the warrants. Based on this valuation methodology, the Company has recorded the fair value of the warrants sold at $290,400. The difference between the fair value of the warrants and the nominal purchase price has been recorded as a deduction from the net proceeds to the Company from the offering.

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

     CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 1996, the Company's cash and cash equivalents consisted of demand deposits and money market accounts in banks and other financial institutions, which approximated market value.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, short-term investments and short-term trade receivables and payables. The carrying values of cash, short-term investments and short-term trade receivables and payables approximate their fair value. The short-term investments, as of

December 31, 1996, consist primarily of government securities which the Company classifies as hold-to-maturity.

     INVENTORY

Inventory consists primarily of component parts and raw materials, and is valued at the lower of cost (first-in, first-out basis) or market. Inventory consists of the following:

                                December 31,      March 31,
                                   1996             1996
                                ------------      ---------

     Raw materials               $300,199         $286,331
     Work in process              233,790          437,856
     Finished goods                91,415          144,230
                                  --------        --------
                                  625,404          868,417
Less- Reserve for obsolescence       (294)         (65,000)
                                  --------        --------
                                  $625,110        $803,417
                                  --------        --------
                                  --------        --------

(4)  COMMITMENTS AND CONTINGENCIES

The Company is subject to regulation by the United States Food and Drug Administration ("FDA"). The FDA provides regulations governing the manufacture and sale of the Company's products and regularly inspects the Company and other manufacturers to determine their compliance with these regulations.

As a result of one such inspection, the FDA issued a Warning Letter on March 4, 1994 to the Company, noting certain deficiencies of its Good Manufacturing Practices ("GMP"). The Company believes it has adequately addressed such deficiencies. The Company has hired an experienced manager to supervise its compliance with FDA requirements and address such deficiencies. The Company was last inspected in April 1995, and has not, at December 31, 1996, been notified of any deficiencies from that inspection. FDA inspections are conducted approximately every two years after approval is obtained or on a more frequent basis, at the discretion of the FDA.

Under the terms of the Distribution Agreement, after termination, Valleylab may sell for a period of six months, any inventory of products held by it at the date of termination. In the event of termination, the Company has the obligation to purchase from Valleylab products held in Valleylab's inventory, if any, to the extent such products are salable and non-obsolete and have been received by Valleylab within nine months of the later of the date of termination or the post-termination sales period.

Because of seasonal and other factors, the results of operations for the three-month period and the nine-month period ended December 31, 1996, should not be taken as an indication of operations for all or any part of the balance of the year.

(5)  MANAGEMENT'S REPRESENTATIONS

In the opinion of the Company, the accompanying unaudited condensed interim financial statements include all adjustments necessary for the fair presentation of the financial position of the Company at December 31, 1996 and March 31, 1996, and the results of operations and cash flows for the three and nine-month periods ended December 31, 1996 and 1995. The condensed interim financial information and notes thereto should be read in conjunction with the financial statements and notes for the fiscal years ended March 31, 1996 and 1995 included in the Company's Registration Statement, as amended, dated June 25, 1996, filed with the Securities and Exchange Commission on Form SB-2.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   GENERAL

The Company manufactures and markets a line of proprietary electrosurgical products that are designed to provide greater safety to patients who undergo minimally invasive electrosurgery. The Company believes that its patented Electroshield Monitoring System offers surgeons significant advantages compared to other electrosurgical systems in use because of its ability to monitor dynamically for stray electrical energy out of the view of the surgeon during minimally invasive surgery ("MIS") procedures. The Company has received three FDA Form 510(k) notifications for its products and obtained patent protection for its products' basic shielding and monitoring features. In September 1995, the Company entered into an exclusive worldwide Distribution Agreement with Valleylab, part of the Hospital Products Group of Pfizer, Inc., pursuant to which Valleylab was required to make certain minimum purchases through calendar year 1998 in order to retain its exclusive rights. As a result of the Company's transition to a new generation of products designed to deal with human engineering issues and a delay in the documentation necessary in conjunction with the Company's marketing agreement with Valleylab, Valleylab did not meet the minimum purchase requirements for 1996, and the relationship has become non-exclusive for 1997.

The Company is unable to determine Valleylab's commitment to the development of the market for the Company's products. As a result, the Company is expanding its internal sales force which should result in intensified sales efforts, and thus additional sales in future periods. This effort will also eliminate the Company's prior dependence on Valleylab for market development as part of the exclusive Distribution Agreement.

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

The Company has incurred losses from operations since inception and has an accumulated deficit of $5,295,425 as of December 31, 1996. Due to the Company's prior dependence on Valleylab for market development and the Company's requirement to expand its internal sales force to generate additional sales, the Company believes that it may continue to operate at a net loss for several quarters. The Company believes its results of operations may fluctuate on a quarterly basis as a result of the size and frequency of sales to its distributors and the expansion of its internal sales force resulting in added sales expense. Such fluctuations may be significant, and may result in the Company operating at a loss in any one period even after a period of profitability.

   RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1995

NET REVENUES. Revenues for the three months ended December 31, 1996, were $378,887, compared to $823,000 for the three months ended December 31, 1996, a decrease of 54%. The decrease is attributable to reduced sales to Valleylab for the three months ended December 31, 1996. The Company experienced a delay in the transition to a new generation of products designed to deal with human engineering issues as the necessary documentation was not completed by Valleylab in accordance with the Distribution Agreement. The Company anticipates revenue growth in fiscal year ended March 31, 1998 ("Fiscal Year 1998") as the Company's internal sales force will be developed and the Company can establish relationships with additional distributors, however, there is no assurance that revenue growth will occur in that fiscal year.

GROSS PROFIT. The gross profit for the three months ended December 31, 1996, of $55,274 decreased by $234,992 (an 81% decrease) from the three months ended December 31, 1995 gross profits of $290,266. Gross profit as a percentage of revenue decreased from 35% for the three months ended December 31, 1995 to 15% for the three months ended December 31, 1996. Gross profit and gross profit as a percentage of revenue can be expected to fluctuate from quarter to quarter, as a result of product mix and sales volume. Gross margins are expected to be approximately 50% at higher levels of production and sales. These gross margins are currently not being achieved because of the costs incurred and expenses related to the enlarged manufacturing capacity, which resulted from expansions in facilities and manufacturing staff in anticipation of higher future production requirements in support of Valleylab's market development, as well as higher manufacturing costs associated with early stage production of hinged tip instruments.

SALES AND MARKETING EXPENSES. Sales and marketing expenses of $329,305 for the three months ended December 31, 1996 increased by $64,025 (a 24% increase) compared to the three months ended December 31, 1995 of $265,280. The increase is the result of the hiring of a Director of Market Development and initiating a marketing and advertising plan during the three months ended December 31, 1996 as a result of Valleylab not maintaining its exclusive distribution rights and the Company's prior dependence on Valleylab for market development.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 51% from $180,348 for the three months ended December 31, 1995 to $272,408 for the three months ending December 31, 1996. This increase was primarily due to overall increases in the number of personnel and the expansion of the Company's quality assurance department, which is responsible for maintaining the Company's compliance with the FDA's manufacturing requirements.

RESEARCH AND DEVELOPMENT. Research and development expenses increased from $133,978 for the three months ended December 31, 1995 to $160,565 for the three months ended December 31, 1996, a 20% increase, reflecting the Company's ongoing product development efforts, which are expected to increase modestly in Fiscal Year 1997.

   RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1995

NET REVENUES.   Revenues for the nine months ended December 31, 1996, were
$1,151,816 compared to $1,830,716 for the nine months ended December 31, 1995, a decrease of 37%. The decrease is attributable to reduced sales to Valleylab for the nine months ended December 31, 1996. The Company experienced a delay in the transition to a new generation of products designed to deal with human engineering issues as the necessary documentation was not completed in accordance with the Distribution Agreement. The Company anticipates revenue growth in Fiscal 1998 as the Company's internal sales force will be developed and the Company can establish relationships with additional distributors, however, there is no assurance that revenue growth will occur in that fiscal year.

GROSS PROFIT. The gross profit for the nine months ended December 31, 1996, of $203,357 decreased by $483,381 (a 70% decrease) from the nine months ended December 31, 1995 gross profit of $686,738. Gross profit as a percentage of revenue decreased from 38% for the nine months ended December 31, 1995 to 18% for the nine months ended December 31, 1996. Gross profit and gross profit as a percentage of revenue can be expected to fluctuate from quarter to quarter, as a result of product sales mix and sales volume. Gross margins are expected to be approximately 50% at higher levels of production and sales. These gross margins are currently not being achieved because of the costs incurred and expenses related to the enlarged manufacturing capacity, which resulted from expansions in facilities and manufacturing staff in anticipation of higher future production requirements in support of Valleylab's market development, as well as higher manufacturing costs associated with early stage production of hinged tip instruments.

SALES AND MARKETING EXPENSES.   Sales and marketing expenses of $750,082 for
the nine months ended December 31, 1996 increased by $6,801 (a 1% increase) compared to the nine months ended December 31, 1995. The Company believes that sales and marketing expenses will increase with the expansion of the internal sales force as a result of Valleylab not maintaining its exclusive distribution rights and the Company's prior dependence on Valleylab for market development.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 45% from $424,609 for the nine months ended December 31, 1995 to $615,913 for the nine months ended December 31, 1996. This increase was primarily due to overall increase in the number of personnel and the expansion of the Company's quality assurance department, which is responsible for maintaining the Company's compliance with the FDA's manufacturing requirements.

RESEARCH AND DEVELOPMENT. Research and development expenses increased from $398,311 for the nine months ended December 31, 1995 to $446,395 for the nine months ended December 31, 1996, a 12% increase, reflecting the Company's continued development efforts, which are expected to increase modestly in Fiscal Year 1997.

   LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its cash requirements principally through sales of Common Stock which totaled $5,304,051 through March 31, 1996, and, to a lesser degree, funds provided by sales of the Company's products. In the first quarter of Fiscal Year 1997, the Company completed its initial public offering, raising net proceeds of $11.4 million, and raised an additional $585,000 in cash from the exercise of warrants issued in connection with previous sales of Common Stock. Historically, these funds have been used for working capital and general corporate purposes. The Company may use working capital to build inventories, to ensure that orders can be filled in a timely manner, to support the sales efforts of the Company's expanded internal sales force and distributors and to accommodate anticipated growth. While net proceeds from the Company's initial public offering are currently invested in government securities, the Company may also use a substantial portion of the net proceeds for the acquisition or development of complementary products or businesses, if such acquisition or development opportunities arise. The Company currently has no understanding, commitment or agreement with respect to any such acquisition or development program.

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

The Company believes that to be successful in rapidly penetrating the market for electrosurgical products, it must be able to deliver quickly all its products when orders are received. For this reason, the Company has chosen to build an inventory of its products, based on its own experience to date, somewhat ahead of the orders placed thus far, and in anticipation of increasing end user orders. This decision accounts for the higher level of finished goods, work in progress and raw materials than might be expected at this stage of the Company's development.

   INCOME TAXES

Net operating loss carryforwards totaling approximately $5 million are available to reduce taxable income as of December 31, 1996. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the year 2006. The Company has not paid income taxes since its inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year, if certain events occur, including changes in ownership interests. The Company has established a valuation allowance for the entire amount of its deferred tax asset since inception due to its history of operating losses.

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

               (a)  Exhibits

                    11(a) and 11(b) - Computation of Net Income (Loss) per
                      Common Share and Common Equivalent Share.

                    27 - Financial Data Schedule.

               (b) The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 1996.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Electroscope has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



          Name                        Title                        Date
--------------------------   ---------------------------       ---------------


   /s/ Vern D. Kornelsen     Chief Financial Officer           February 7, 1997
--------------------------   (Principal Accounting Officer)
       Vern D. Kornelsen     Secretary/Treasurer and Director

                                 EXHIBIT INDEX




                                                                 Sequentially
Exhibit No.                  Description                         Numbered Page
------------    ---------------------------------------------    -------------

     11(a)      Computation of Net Income (Loss) per
                  Common Share and Common Equivalent Share
                  for the Three Months Ended December 31, 1996         20

     11(b)      Computation of Net Income (Loss) per
                  Common Share and Common Equivalent Share
                  for the Nine Months Ended December 31, 1996          21


     27         Financial Data Schedule                                22