Form 10KSB
period 1997-03-31
ELECTROSCOPE INC
filed 1997-06-30
CIK 930775

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-KSB


       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                     ACT OF 1934

                       For the fiscal year ended March 31, 1997

                             Commission File No. 0-28604


                                    ELECTROSCOPE, INC.
                                ----------------------
                  (Exact name of Issuer as specified in its charter)

         Colorado                                     84-1162056
    ------------------------------------------------------------
    (State or other jurisdiction of              (I.R.S. Identification Number)
    incorporation or organization)


    4828 Sterling Drive, Boulder, Colorado                    80301
    -----------------------------------------------------------------------
         (Address of principal executive offices)               (Zip Code)

         Issuer's telephone number, including area code:   (303) 444-2600
                                                           --------------

              Securities registered pursuant to Section 12(b) of the Act:  None
                                                                           ----

              Securities registered pursuant to Section 12(g) of the Act:

                              COMMON STOCK, NO PAR VALUE
                              --------------------------


Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes   X     No
                                       ---       ---

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer had total revenues of $ 1,398,184 for its fiscal year ended March 31, 1997.

As of May 19, 1997, assuming as a market value the price of 2 3/8 per share (the last sales price of the Issuer's Common Stock on the NASDAQ market) the aggregate market value of shares held by non-affiliates was $8,423,940.

As of May 19, 1997, the Issuer has outstanding 5,352,507 shares of Common Stock, no par value.

Documents Incorporated by Reference: Definitive Proxy Statement for the 1997 Annual Shareholders' meeting to be filed with the Commission and incorporated by reference as described in Part III and certain exhibits contained in Registration Statement #333-4118-D declared effective with the SEC on June 25, 1996. The 1997 Proxy Statement will be filed within 120 days after the end of the fiscal year ended March 31, 1997.

              PART I

ITEM 1.  BUSINESS.

THE COMPANY

    Electroscope, Inc. ("Electroscope" or the "Company") was founded in 1991 to address product opportunities in support of the increased usage of laparoscopic (a type of minimally invasive surgery, or "MIS") monopolar electrosurgery. The Company's initial approach to the market was to design, develop, manufacture and market a patented monopolar electrosurgical shielding system, supplemented by integrated electrosurgical instruments.
The initial market opportunity was created by the inherent risks of electrical burns to a patient undergoing laparoscopic surgery. The Company's patented Active Electrode Monitoring ("AEM-Registered Trademark-") concept provides the basis for the Electroshield-Registered Trademark-Monitoring System ("EMS") which protects the surgical patient against stray electrical energy that can cause injury by actively and continuously monitoring current flow from the electrosurgical generator through the electrosurgical instrument. The EMS allows surgeons to perform, more safely and more efficaciously, a broad range of surgical procedures using laparoscopic monopolar electrosurgery.

    Electrosurgery utilizes radio frequency ("RF") electrical energy to perform surgical incisions and to control bleeding during surgery. Electrosurgical techniques have been used in medicine since the 1930s in a broad range of open surgical procedures and are now an integral part of virtually every surgeon's practice. During the 1970s, gynecologists began using electrosurgery in MIS procedures. Up until the late 1980s however, laparoscopic surgery - one of the most common forms of minimally invasive surgery - was mainly limited to these gynecological procedures (e.g. tubal ligation and the lysis of pelvic adhesions). The development of the micro-camera, however, opened the door to laparoscopic surgical procedures in a large number of other specialties, including urologic, gastrointestinal, thoracic, general and orthopedic surgery. Laparoscopy now accounts for an estimated 15% of all surgical procedures performed in the United States. Because of the significant benefits of minimally invasive surgery, the number of electrosurgically-based MIS procedures is expected to continue to grow.

    In MIS, the surgeon operates from outside the patient's body using electrosurgical instruments and camera systems that are introduced through small access ports. By nature of the camera system used, the surgeon is limited to a small field of vision which may be only 1" - 2" in diameter. Given the surgeon's restricted field of vision, there is the potential for unintended and unobserved tissue burns from stray electrical current at non-targeted sites outside the surgeon's viewing area. Stray electrical current can result from insulation failure and/or capacitive coupling. These tissue and organ burns are particularly dangerous because they may lead to unrecognized perforation, infection and possible death.

    The market for electrosurgical MIS equipment currently is estimated to be approximately $450 million annually, represented by approximately 90,000 operating rooms in the U.S. and in nine other industrial countries. The Company's main approach to this market is to develop a direct sales force, including both employees and independent sales representative organizations, and to increase market awareness of the inherent hazards of laparoscopic surgical procedures. The Company previously sought to market the products using an exclusive distribution agreement with Valleylab, Inc. a part of the Hospital Products Group of Pfizer, Inc. This agreement, requiring Valleylab to meet minimum purchase levels to retain exclusivity, was expected to provide both quicker access to a wider market than the Company could develop on its own, and to generate sufficient direct contact with customers to provide important feedback on how the end user perceived the products and their use in surgical procedures. The development of a separate sales force resulted from Valleylab not meeting the minimum purchase requirements in calendar year 1996, and hence losing its exclusivity.

    In addition to continuing to market and sell the original product line, the Company is actively engaged in developing a line of disposable products, both for the current surgical procedures that the Company addresses and for other types of MIS procedures. The Company expects to introduce new products in the later part of fiscal year

1998 and to continue to do so periodically thereafter. The Company will pursue developing new products both internally and through acquisition of existing product lines from third parties. The Company is not currently engaged in any negotiations to acquire such products, and has not reached any definitive agreements to do so.

Market Development Overview

    The Company believed that the most cost effective way to educate the market to the hazards of monopolar electrosurgery and to generate significant revenues for the Company was to supplement a direct sales effort with the Valleylab sales force. As noted above, this Agreement did not meet its objectives and the Company has taken steps to develop a direct sales force, made up of Company employees and independent sales representative organizations, which together provide market presence in most of the major market areas in the United States. In addition, the Company has hired a Chief Executive Officer who has substantial experience in the medical device industry. The Company believes that such measures, along with increased marketing efforts and the introduction of new products, will provide the basis for increased revenues and will ultimately lead to profitable operations. Management does not expect that profitable operating levels will be reached in fiscal year 1998, and there can be no assurance given that these measures, or any other that the company may adopt, will result in either increased revenues or profitable operations.

    The Company was incorporated in February 1991. The Company's principal offices are located at 4828 Sterling Drive, Boulder, CO 80301, and its telephone number is (303) 444-2600.

THE PROBLEM:  PATIENT SAFETY

INTRODUCTION

    Minimally Invasive Surgery (MIS) offers substantial advantages over traditional open surgery. These advantages, which have led to the widespread adoption of this surgical technique, include less patient trauma due to minimal incisions, and shorter periods of hospitalization and post-operative recovery. However, the Company believes that there is a growing awareness in the medical community and insurance industry about patient safety during the use of monopolar MIS electrosurgical procedures because of the potential for internal injuries. It has been determined that such injuries are sometimes caused by burns to non-targeted tissue or organs at locations that can not be observed by the surgeon during the surgical procedure. Further clinical investigation has demonstrated that the burns result from failure of the insulation of the surgical instruments or from a phenomenon known as capacitive coupling.

    The shaft of the instrument (active electrode) used for delivery of the electrosurgical energy to the surgical site is covered with an insulating material. Approximately 90% of the insulated portion of the shaft is beyond the surgeon's view during the procedure. A breakdown in the insulation or an incidence of capacitive coupling (through intact insulation) along the shaft can create stray electrical energy, which can produce a severe burn to the patient at a non-targeted site outside the surgeon's viewing area. In many cases this injury cannot be detected by the surgeon at the time of the procedure. The complication may present itself three to four days later in the form of a severe infection, which nearly always results in a return to the hospital.

    Breakdowns in insulation can occur through normal wear, improper handling, or by the instrument being placed against trocar edges, or other sharp instruments, during normal use. In addition, corona heating associated with high frequency and high voltage has been documented to melt the insulation and result in premature insulation breakdown on some instruments. Tiny insulation defects are difficult to detect visually. Furthermore, tiny defects provide a more concentrated current than larger defects. Tissue heating increases in direct proportion to the concentration of the current. Accordingly, the more-difficult-to-detect tiny defects may present more potential for unrecognized tissue burns than larger insulation defects.

    A second concern is capacitive coupling, which can occur when two conductors are separated by a non-conductor (insulation). In MIS, the conductors are the instrument shaft and the metal cannula (through which the electrosurgical instruments are introduced into the body), and the shaft insulation is the non-conductor. Once a capacitor has been created, it is possible for electrical current to transfer into the metal cannula and adjacent tissue, even though the insulation is intact.

THE ELECTROSHIELD-Registered Trademark- SYSTEM SOLUTION

    The Company has addressed the growing concern over stray energy injuries by developing the Electroshield-Registered Trademark- Monitoring System, an innovative, safe, and cost effective solution for use with monopolar electrosurgery, the predominant method for minimally invasive surgical applications. The EMS allows the free passage of RF electrical energy to the cutting or coagulating tips of the electrosurgical instruments while protecting the patient against dangerous stray energy by continuously monitoring current flow in the patented instrument shield. Whenever abnormal electrical current conditions are detected, the monitor signals the electrosurgical generator to deactivate and sounds an alarm to notify the surgeon.

    The EMS is based on the concept of Active Electrode Monitoring (AEM-Registered Trademark-), developed and patented by the Company. Using AEM-Registered Trademark-, the EMS dynamically monitors for stray electrical energy flowing in the shield along the shaft of the instrument. Whenever abnormal electrical current conditions are detected, the monitor signals the electrosurgical generator to deactivate and sounds an alarm to notify the surgeon. The Company's EMS operates somewhat like a "ground fault interrupt circuit breaker" commonly found in home bathrooms and garages to protect users of electrical appliances against stray current. Most importantly, the EMS protects the patient from a risk that is out of the surgeon's view.

    The Company provides a safe and efficacious solution to the risks presented by the use of monopolar electrosurgery which is transparent to the surgeon and is cost effective. The Company's EM-2+ Electronic Monitoring units plug directly into an operating room's existing electrosurgical generator without any modifications. In addition, the Company's shielded electrosurgical instruments function virtually identically to unshielded instruments currently in use. The Company's approach therefore requires no change in the surgeon's technique and little surgical staff training.

PRODUCTS

THE ELECTROSHIELD-Registered Trademark- MONITORING SYSTEM

    The Company's Electroshield-Registered Trademark- Monitoring System is based on the AEM-Registered Trademark- concept. The complete system consists of the Company's EM-2 Electronic Monitor, which plugs directly into a standard electrosurgical generator, and integrated electrosurgical instruments manufactured by the Company that incorporate the Company's shielding technology. The Company also has developed a protective sheath incorporating its AEM-Registered Trademark- technology for use with unshielded laparoscopic and specialty instruments not manufactured by the Company. The AEM-Registered Trademark- system is transparent to the surgeon, providing enhanced safety without any change in the methodology used to perform MIS electrosurgery. The system's attributes include:

    -    No change in surgical technique in most cases.
    - Very little additional training for the surgeon. The use of the Electroshield-Registered Trademark- instruments is identical to those now being used, and are thus transparent to the surgeon.
    -    Very low additional capital equipment cost.
    - No increase in the instrument cost per surgical procedure. The Electroshield-Registered Trademark- instruments are comparable in cost to other manufacturers', unshielded, reusable instruments which are now being used.

THE EM-2+ ELECTRONIC MONITOR

    The EM-2+ Electronic Monitor (EM-2+) (a second generation product developed by the Company) protects the patient against stray electrical energy that can cause injury by actively and continuously monitoring current flow from the electrosurgical generator through the electrosurgical instrument. The EM-2+ dynamically protects against stray electrical energy beyond the surgeon's field of vision during minimally invasive surgical procedures. The EM-2+ is the only device now available to actively detect stray electrosurgical energy out of the view of the laparoscope. It signals the electrosurgical unit to deactivate and alerts the surgeon when a fault is detected.

    The EM-2+ is designed to be used with standard electrosurgical generators that have return electrode monitoring capability. The EM-2+ is based on an advanced modular design with sophisticated, proprietary electronic circuitry. The Company also offers standard electrosurgical cords that are used to connect the EM-2+ to the electrosurgical instruments.

ELECTROSURGICAL INSTRUMENTS

    Electroscope designs and manufactures an array of the most common fixed tip and hinged electrosurgical instruments, all of which incorporate AEM-Registered Trademark- into the design. Examples of fixed tip instruments manufactured by the Company include hooks, spatulas, and needles. Examples of hinged instruments manufactured by the Company include scissors, graspers and dissectors. The instruments are designed to replace other manufacturers' unshielded electrosurgical instruments. The advanced design of the Company's instruments is such that they have a similar look and feel of other manufacturers' unshielded instruments, including similar dimensions and use of a single connecting cord. Each of the instruments, fixed tip and hinged, are modular in design, which permits disassembly for replacement of worn or damaged parts when necessary and for effective cleaning and sterilization between uses. Individual components are a fraction of the complete instrument cost. The Company offers its electrosurgical instruments at prices comparable to other manufacturers' unshielded, reusable instruments.

ADAPTIVE ELECTROSHIELD-Registered Trademark- SHEATHS

    The Company also offers adaptive sheaths that permit unshielded electrosurgical instruments and specialty instruments to utilize the Company's AEM-Registered Trademark- technology. These adaptive sheaths allow the surgeon to offer a uniform standard of care to all patients.

OTHER PRODUCTS

    The Company has begun development on a series of new products to expand the product line offered by the Company's sales force. These new products (for which 510(k) approval has been applied for but not yet received from the United States Food and Drug Administration) will take advantage of the Company's expertise in understanding MIS procedures and the needs of surgeons performing those procedures. The products will be targeted at areas other than those served by AEM-Registered Trademark- technology and will reduce the Company's dependence on market acceptance of AEM-Registered Trademark-technology. Any adverse determination or request for additional information by the FDA could delay market introduction and have an adverse effect on the Company's continued operations.

MARKETING AND SALES

    In an attempt to penetrate the market for electrosurgical equipment quickly and effectively the Company decided to supplement its initial direct sales efforts by entering into an exclusive Distribution Agreement in September 1995 with Valleylab Inc., a part of the Hospital Products Group of Pfizer, Inc. This appeared to be an opportunity to leverage the significant market presence and distribution channel already established by Valleylab. The initial relationship provided Valleylab with exclusive, worldwide distribution rights subject to certain minimum purchase requirements. Due to Valleylab's failure to meet the minimum purchase requirements, the Agreement has become non-exclusive for calendar years 1997 and 1998.

    The Company has found a mixed reception in the marketplace for the EM-2+ and related products. In certain instances, customers recognized the problem associated with monopolar electrosurgery, and have readily accepted the Company's solution to the problem. However, acceptance has not been universal, and the Company has found that selling the EM-2+ product has been more difficult, and takes longer, than originally believed. This is due to a variety of factors, including the necessity to make surgeons and hospital risk managers aware of the potential for electrical burns (with the resultant increase in potential litigation resulting from such burns), the overall lack of single purchasing points in the industry (both surgeons and hospitals need to be in substantial agreement as to potential for injury) and the consequent need to make multiple sales calls on those with the ability to commit to additional capital expenditures in the current medical economic environment.

    The Company has hired and substantially trained a direct sales force to begin to supplement the Valleylab sales force. To expand market coverage while keeping costs under control the Company has begun to contract with and train a network of independent sales representative organizations (each with several sales representatives) across the U.S. The Company believes that the combination of direct sales representatives with substantial experience in selling products addressing patient safety issues related to monopolar electrosurgery, and independent sales representative organizations, with the capability of addressing markets beyond the laparoscopic field, offers the Company the best opportunity to broaden the acceptance of its product line, and to generate increased revenues.

    To further increase the Company's ability to expand its market presence and respond more effectively to market requirements, subsequent to the end of fiscal year 1997, the Company hired a President and Chief Executive Officer with broad general management and sales and marketing experience in the medical device industry. The Company has also engaged the services of a specialty marketing communications firm to increase market awareness of the problems inherent in monopolar electrosurgery.

RESEARCH & DEVELOPMENT

    The Company employs seven engineers in its research and product development efforts. The current focus of this group is to broaden the product line that the Company can offer to its sales force. This includes developing products for other than laparoscopic procedures in addition to increasing the styles of electrosurgical instruments available for MIS applications. The Company believes that as MIS techniques are applied to additional types of surgery, there will be a need to develop instruments capable of performing such surgeries. The Company also believes that other surgical equipment that uses RF electrical energy should be shielded and actively monitored in order to make them safer. Future research and development efforts will address such opportunities.

    The Company recognizes that there are opportunities for new product development beyond those that the company can pursue internally. The Company intends to be active in exploring opportunities, including acquisitions to broaden the scope of products offered by the Company's sales force.

MANUFACTURING, REGULATORY AFFAIRS AND QUALITY ASSURANCE

    The Company engages in various manufacturing and assembly activities at its facility in Boulder, Colorado. These operations include assembly of the EM-2+ Electronic Monitors and fabrication, assembly and test operations for the electrosurgical instruments, adaptive sheaths and cords. The Company also has relationships with a number of outside suppliers which provide primary sub-assemblies in addition to various electronic and sheet metal components, machined and molded parts used in the Company's products. The Company has made plans for the production, assembly and test operations required for the new products that the Company plans to introduce in fiscal year 1998. The plans include both expanding internal operations and outsourcing various preliminary steps in the production process.

    The Company believes that the use of both internal and external manufacturing capabilities allows for increased flexibility in meeting its customer delivery requirements, and significantly reduces the need for investment in specialized or expensive capital equipment. The Company has developed multiple sources of supply where possible and will continue to do so as the Company expands its product offerings. The relationship between the Company and its suppliers is generally limited to individual purchase order agreements, supplemented as appropriate by contractual relationships to ensure availability of certain products.

    All components, materials and subassemblies used in the Company's products, whether produced in-house or obtained from others, are inspected to ensure compliance with Company specifications. All finished products are subjected to quality assurance and performance testing procedures by Company personnel. As discussed under the section on Government regulation, the Company is subject to the rules and regulations of the United States Food and Drug Administration. At March 31, 1997 the production staff consists of nine people and the regulatory affairs and quality assurance staff consists of eight people.

    The Company's leased facility of 11,250 square feet contains 7,150 square feet of manufacturing, regulatory affairs and quality assurance space. The Company believes that its current facility is adequate to meet its manufacturing and quality assurance needs for fiscal year 1998. The Company also has the right of first refusal to lease additional space adjacent to its current space.

    The facility is designed to comply with current Good Manufacturing
Practices (GMP) as specified in published FDA regulations. As noted below (Government Regulation) the Company's facility has been inspected by the FDA and has been found to be "...in substantial compliance with Good Manufacturing Practices..." as of the most recent inspection.

PATENTS, PATENT APPLICATIONS AND PROPRIETARY RIGHTS

    The Company's technical progress depends to a significant degree on its ability to maintain patent protection for products and processes, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company's policy is to attempt to protect its technology by, among other things, filing patent applications for technology that it considers important to the development of its business. The Company was granted a United States patent having 42 claims on May 17, 1994. This patent relates to the basic shielding and monitoring technologies that the Company now incorporates in its products. The Company was granted a United States Patent on January 7, 1997 relating to specific implementations of shielding and monitoring in instruments. Three additional United States patent applications are pending, one relating to the incorporation of the shielding and monitoring technologies in various other instrument configurations and two relating to bipolar laparoscopic devices. Foreign patent applications relating to the basic shielding and monitoring technologies have been filed in Australia, Canada, Japan and several European countries and have been allowed in Australia, Canada and Japan. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. No assurance can be given that the Company's pending applications will result in patents being issued or, if issued, that such patents, or the Company's existing patents, will provide a competitive advantage, or that competitors of the Company will not design around any patents issued to the Company.

    The Company requires its employees to execute non-disclosure agreements upon commencement of employment with the Company. These agreements generally provide that all confidential information developed or made known to the individual by the Company during the course of the individual's employment with the Company is to be kept confidential and not disclosed to third parties.

COMPETITION

    The electrosurgical products market is intensely competitive and tends to be dominated by a relatively small group of large and well financed companies. The Company competes directly for customers with those companies that currently make unshielded monopolar electrosurgical instruments that are not actively monitored for stray electrical energy. Several larger competitors include Karl Storz Endoscopy America, Inc., Richard Wolf Medical Instruments Corp., United States Surgical Corporation and Ethicon Endo-Surgery (a Division of Johnson & Johnson, Inc.). While the Company knows of no other company (including those referred to above) that provides for active electrode monitoring for stray energy, it can be expected that the manufacturers of unshielded instruments will fiercely resist any loss of market share which might result from the presence of the Company's shielded products in the market.

    The Company also believes that manufacturers of products based upon surgical techniques that are alternatives to monopolar electrosurgery are competitors of the Company. These techniques include bipolar electrosurgery, laser surgery and the harmonic scalpel. Leading manufacturers include Everest Medical Corporation (bipolar electrosurgery), Laserscope (laser surgery) and the UltraCision Division of Johnson & Johnson, Inc., (harmonic scalpel). The Company believes that monopolar electrosurgery currently offers certain competitive advantages over the alternative methods that are available. No assurance can be given, however, that the alternative techniques will not gain greater market share or that new competitive techniques will not be developed and introduced.

    As mentioned in the Marketing and Sales discussion, the competitive issues involved in selling the Company's original EM-2 product line do not primarily revolve around a comparison of cost or features, but rather involve generating an awareness of the inherent hazards of monopolar electrosurgery and the potential for injury to the patient. This involves selling concepts, rather than just a product, which results in higher sales costs than had been originally anticipated by the Company. There can be no assurance that the Company's efforts to increase market awareness of these hazards will be successful, or that the Company's competitors will not develop alternative strategies to counter the Company's marketing efforts.

    Many of the Company's competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources and market recognition than the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results or financial condition.

GOVERNMENT REGULATION

    Government regulation in the United States and other countries is a significant factor in the development and marketing of the Company's products and in the Company's ongoing manufacturing, research and development activities. The Company and its products are regulated by the FDA under a number of statutes, including the Food, Drug and Cosmetics (FDC) Act.

    Under the FDC Act, medical devices are classified as Class I, II or III on the basis of the controls deemed necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to the least extensive controls, as their safety and effectiveness can be reasonably assured through general controls (e.g., labeling, pre-market notification and adherence to GMP). For Class II devices, safety and effectiveness can be assured through the use of special controls (e.g., performance standards, post-market surveillance, patient registries and FDA guidelines). Class III devices (i.e., life-sustaining or life-supporting implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed devices) require the highest level of control, generally requiring pre-market approval by the FDA to ensure their safety and effectiveness.

    If a manufacturer or distributor of medical devices can establish that a proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or to a Class III medical device for which the FDA has not required a Pre Market Approval application, the manufacturer or distributor may seek FDA marketing clearance for the device by filing a 510(k) pre-market notification. Following submission of the 510(k) notification, the manufacturer or distributor may not place the device into commercial distribution in the United States until an order has been issued by the FDA. The FDA's target for issuing such orders is within 90 days of submission, but the process can take significantly longer. The order may declare the FDA's determination that the device is "substantially equivalent" to another legally marketed device and allow the proposed device to be marketed in the United States. The FDA may, however, determine that the proposed device is not substantially equivalent or may require further information, such as additional test data, before making a determination regarding substantial equivalence. Any adverse determination or request for additional information could delay market introduction and have a materially adverse effect on the Company's continued operations. The Company has received 510(k) notification for its EM-2 Electronic Monitor, monopolar MIS electrosurgical instruments with Electroshield-Registered Trademark-, and its Electroshield-Registered Trademark- Monitoring System, all of which are designated as Class II medical devices.

    Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The FDA also imposes post-marketing controls on the Company and its products, and registration, listing, medical device reporting, post-market surveillance, device tracking and other requirements on medical devices. Failure to meet these pervasive FDA requirements or adverse FDA determinations regarding the Company's clinical and preclinical trials could subject the Company and/or its employees to injunction, prosecution, civil fines, seizure or recall of products, prohibition of sales or suspension or withdrawal of any previously granted approvals.

    The FDC Act regulates the Company's quality control and manufacturing procedures by requiring the Company and its contract manufacturers to demonstrate compliance with current GMP as specified in published FDA regulations. The FDA monitors compliance with GMP by requiring manufacturers to register with the FDA, which subjects them to periodic unannounced FDA inspections of manufacturing facilities. If violations of applicable regulations are noted during FDA inspections of the Company's manufacturing facilities or the facilities of its contract manufacturers, the continued marketing of the Company's products may be adversely affected. Such regulations are subject to change and depend heavily on administrative interpretations. There can be no assurance that future changes in regulations or interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company. In April 1995, the FDA conducted a reinspection of the Company's facilities for compliance with GMP. All prior citations were cleared and no new citations were noted. The Company believes it has the internal talents and processes in place to be reasonably assured that it will be able to comply with all applicable regulations regarding the manufacture and sale of medical devices.

    Sales of medical devices outside of the United States are subject to United States export requirements and foreign regulatory requirements. Legal restrictions on the sale of imported medical devices vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. The Company has obtained a Certificate of Export from the United States Department of Health and Human Services, however there can be no assurance that a specific foreign country in which the Company wishes to sell its products will accept or continue to accept the Export Certificate. This Certificate states that the Company has been found to be "...in substantial compliance with Good Manufacturing Practices..." based on the most recent inspection.

EMPLOYEES

    As of March 31, 1997, the Company employed 39 individuals, 7 of which are engaged directly in research, development and regulatory activities, 17 in manufacturing, 10 in marketing and sales and 5 in administrative positions.
None of the Company's employees is covered by a collective bargaining agreement, and the Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES.

    The Company leases 11,246 square feet of office and manufacturing space at 4828 Sterling Drive, Boulder, Colorado 80301. This lease expires in October 31, 1998, but provides for a three year renewal option.

ITEM 3.  LEGAL PROCEEDINGS.

    On June 4, 1997, a class action lawsuit was filed in the United States District Court for the District of Minnesota against the Company, the members of the Board of Directors as of the date of the Company's initial public offering, and John G. Kinnard and Company, Inc., the underwriter of the
Company's initial public offering.   The complaint was filed by Avrom Gart, a
former shareholder of the Company, individually and on behalf of all others similarly situated. The complaint alleges that the Company's Registration Statement which became effective on or about June 25, 1996, of which the prospectus was a part, was materially false and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements therein not misleading, and failed to disclose adequately material facts.

    The plaintiff alleges in the complaint that the Company's prospectus failed to disclose, among other things, the fact that stock-in sales to Valleylab were non-repetitive sales, that the growth rate shown in the prospectus was already reversing itself and that the reduced revenues would be reported for the first fiscal quarter ended three business days after the offering. The plaintiff requests, on behalf of himself and the class, the difference between the price they paid for the Company's stock and either the current market value of such stock if currently held or the price at which such stock was disposed of in the market if disposed of before the commencement of the action, together with costs and expenses of the litigation, including reasonable attorney's fees and experts' fees and other costs.

    The Company's Directors and Officers Liability Insurance provides coverage for up to $1,000,000 of the cost of defense against and costs associated with the complaint, with a retention of $200,000.

    The Company intends to vigorously defend this litigation. The lawsuit may have a material adverse effect on the business and financial condition of the Company in terms of legal fees and costs incurred to defend the claims, the possibility of an award of damages, and of the loss of management time needed to deal with the lawsuit.

    Various disputes arose between the Company and a former officer of the Company during 1997. These disputes were resolved and a Settlement Agreement was signed on May 5, 1997, effective March 2, 1997. The terms of the resolution provided in general for the repurchase of common stock and other securities held by the former Officer and for a severance package. All of the expenses related to the settlement were accrued in fiscal year 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a shareholder vote during the fourth quarter of the fiscal year ended March 31, 1997.

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's Common Stock is traded in the over-the-counter market on the NASDAQ National Market system under the symbol ESCP. The quotations presented below reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The following table sets forth for the periods indicated, the high and low closing sale prices for the Common Stock:

                                                      HIGH            LOW
--------------------------------------------------------------------------------

FISCAL YEAR ENDED MARCH 31, 1997
  First Quarter through June 30, 1996                   10 3/4       10
  Second Quarter through September 30, 1996             10 1/2       8
  Third Quarter through December 31, 1996               9            4
  Fourth Quarter through March 31, 1997                 5            3 1/2


    As of March 31, 1997, there were approximately 203 holders of record of the Common Stock. This number does not reflect stockholders who beneficially own Common Stock held in nominee or street name.

DIVIDEND POLICY

    The Company has not paid cash dividends in the past and does not intend to pay cash dividends in the foreseeable future. The Company presently intends to retain any cash generated from operations in the future for use in its business, with any future decision to pay cash dividends dependent upon the Company's growth, profitability, financial condition, and other factors the Board of Directors may deem relevant.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

    The Company manufactures and markets a line of proprietary electrosurgical products that are designed to provide greater safety to patients who undergo minimally invasive electrosurgery. The Company believes that its patented Electroshield-Registered Trademark- Monitoring System offers surgeons significant advantages compared to other electrosurgical systems in use because of its ability to monitor dynamically for stray electrical energy out of the view of the surgeon during MIS procedures.
Stray electrical energy has been shown to cause unintended burns which may result in hospitalization or death. The Company has received three FDA Form 510(k) notifications for its products and obtained patent protection for its products' basic shielding and monitoring features. In September 1995, the Company entered into an exclusive worldwide Distribution Agreement (the "Agreement") with Valleylab, part of the Hospital Products Group of Pfizer, Inc., pursuant to which Valleylab was required to make minimum purchases through calendar year 1998 in order to retain its exclusive distribution rights. Valleylab did not meet its minimum purchase requirements in calendar 1996 and the Agreement has become a non-exclusive distribution arrangement for 1997. To supplement the Valleylab distribution resources, the Company has hired and trained a direct sales force, and has begun to contract with a network of independent sales representative organizations across the U.S. In addition, the Company has engaged a specialized marketing communications firm to broaden the awareness of the hazards inherent in monopolar electrosurgery.

    The Company recognizes that market awareness and acceptance of the hazards inherent in monopolar electrosurgery has been slower to occur than the Company had believed would be the case. The Company has modified its marketing strategies, including the engagement of the marketing communications firm referred to above, to address the issues of market acceptance of the technology. The Company has also undertaken efforts to broaden the product line offerings beyond the original EM-2 product and its accessories. The Company is developing a line of disposable products, and intends to explore product development and acquisition opportunities from third parties.

    The Company recognizes that its efforts to develop its own sales force, both direct sales representatives and independent representative organizations, will require increased use of cash and additional management resources beyond those which were necessary while Valleylab had an exclusive right to distribute the Company's products. The Company believes that it has sufficient cash resources on hand to successfully complete the development of the sales force, and that it either has attracted or can attract the additional human resources necessary to manage the development of the sales force, the increased marketing
efforts, and the general growth of the business.   There can be no assurance
however, that the Company's efforts in this area will result in increased revenues or the achievement of profitability. As more fully discussed in
Section 3, a class action lawsuit has been filed in the United States District Court in Minnesota. While the Company believes that the suit is without merit, defense against such suits will take management time and legal resources. Should the lawsuit result in a significant payment to the plaintiff(s), such payment could have a material adverse impact on the Company's liquidity.

    Statements herein that are not historical facts, including statements about the Company's strategies and expectations about new and existing products, technologies and opportunities, market and industry segment growth, demand and acceptance of new and existing products, and return on investments in products and markets are forward looking statements that involve substantial risks.

HISTORICAL PERSPECTIVE AND OUTLOOK

    The Company was organized in February 1991. During its first two years, the Company developed the EM-2 Electronic Monitor and adaptive protective sheaths to work with traditional electrosurgical instruments. During this period, the Company applied for patents with the United States Patent Office and conducted clinical trials. In 1993, the Company hired a vice president of sales and marketing and recruited clinical sales specialists. The Company also continued work on its patent applications and formulated development plans for shielded hinged tip and fixed tip electrosurgical instruments. As this development program proceeded it became apparent that the merging of electrical and mechanical engineering skills in the instrument development process for the Company's patented, integrated electrosurgical instruments was more difficult than was expected at first. As a result, the development of the instruments with the Electroshield-Registered Trademark-AEM-Registered Trademark- technology was not completed until 1995. The Company introduced integrated instruments for the Electroshield-Registered Trademark- Monitoring System in November 1995.

    The installed base of the Company's EM-2 Electronic Monitor has continued to increase since the introduction of the product in 1994. The Company believes such installed base has the potential for increasing rapidly as the sales organization becomes more familiar with the Electroshield-Registered Trademark- Monitoring System and sell the system to their customers. The approximate number of EM-2 and EM-2+ Electronic Monitors sold were 321, 567, and 257 in the fiscal years ended March 31, 1995, 1996, and 1997, respectively. The Company expects that the sales of electrosurgical instruments and accessories should increase as additional EM-2+ Electronic Monitors are installed. The Company continues to devote resources to increasing market awareness of the inherent hazards of monopolar electrosurgery. There can be no assurance, however, as to the rate of market acceptance of the EMS. Given the system's short history of usage, the Company
cannot predict the rate of its electrosurgical instrument sales.   As a
result of the lack of immediate market acceptance of the EM-2+ EMS, the Company has broadened its R&D efforts to reduce its dependence on products involving AEM-Registered Trademark- technology.

    The Company believed that the most cost effective way to educate the market to the hazards of monopolar electrosurgery and to generate significant revenues for the Company was to supplement a direct sales effort with the Valleylab sales force. As noted above, this Agreement did not meet its objectives and the Company has taken steps to develop a direct sales force, made up of Company employees and independent sales representative organizations, which together provide market presence in most of the major market areas in the United States. In addition, the Company has hired a Chief Executive Officer who has substantial experience in the medical device industry. The Company believes that such measures, along with increased marketing efforts and the introduction of new products, will provide the basis for increased revenues and will ultimately lead to profitable operations. Management does not expect that profitable operating levels will be reached in fiscal year 1998, and there can be no assurance given that these measures, or any others that the company may adopt, will result in either increased revenues or profitable operations.

    The Company has incurred losses from operations since inception and has an accumulated deficit of $6,929,245 as of March 31, 1997. Due to the need to develop and train a sales and distribution network the Company believes that it may continue to operate at a net loss for several quarters. The Company believes its results of operations may fluctuate on a quarterly basis as a result of the size and frequency of sales through the independent sales network and the expansion of its internal sales force, resulting in increased sales expenses. Such fluctuations may be significant, and may result in the Company operating at a loss in any one period even after a period of profitability.

RESULTS OF OPERATIONS

NET REVENUES. Revenues for the fiscal year ended March 31, 1997 ("FY 1997") were $1,398,184, a decrease of 36% from the fiscal year ended March 31, 1996 ("FY 1996"). Revenue from Valleylab represented $1,145,900 of FY 1997 revenue. The decrease in FY 1997 revenues was due to the transition from the exclusive Valleylab Agreement to a direct sales organization more under the direct control of the Company. The Company anticipates a return to revenue growth for the fiscal year ended March 31, 1998 ("FY 1998") as the Company's sales force expands the installed base of Electroshield-Registered Trademark-Monitoring Systems with resulting increases in sales of electrosurgical instruments and adaptive sheaths used by this installed equipment and as a result of the introduction of new products during the fiscal year.

    Revenues for FY 1996 were $2,173,785 compared to $1,084,226 for the fiscal year ended March 31, 1995 ("FY 1995"), an increase of 100%. Revenue from Valleylab represented $2,002,600 of FY 1996 revenue, of which $1,540,100 was recorded under the Agreement. This increase was due to a combination of factors, including initial stocking orders from Valleylab after signing the Agreement. Also contributing to the increase were increased sales of fixed-tip electrosurgical instruments and sheaths.

GROSS PROFIT. The lower revenue levels in FY 1997 resulted in costs of production exceeding revenue by $23,821, which was a decrease of $746,529 from FY 1996 gross profit of $722,708. This decrease is primarily due to the lower revenue in FY 1997, which was not adequate to fully cover manufacturing expenses. The decrease was also attributable to costs incurred and expenses related to excess manufacturing capacity, which resulted from expansions in facilities and manufacturing staff in anticipation of higher future production volumes, as well as higher manufacturing costs associated with early stage production of hinged tip instruments. Gross profit as a percentage of revenue decreased from 33% in FY 1996 to a negative percentage in FY 1997. Gross profit can be expected to fluctuate from quarter to quarter as a result of product sales mix and sales volume.

    The gross profit for FY 1996 of $722,708 increased by $172,392, or 31% from the gross profit for FY 1995. The increase in gross profit was primarily due to the increased revenues of FY 1996 over FY 1995. Gross profit as a percentage of revenues decreased from 51% to 33%. This decrease was primarily attributable to pricing terms specified in the Valleylab exclusive Distribution Agreement. The decrease was also attributable to costs incurred and expenses related to excess manufacturing capacity, which resulted from expansions in facilities and manufacturing staff in anticipation of higher future production volumes, as well as higher manufacturing costs associated with early stage production of hinged tip instruments.

SALES AND MARKETING EXPENSES. Sales and marketing expenses of $1,511,190 in FY 1997 increased by $539,352 (a 55% increase) compared to FY 1996, primarily as a result of the Company's efforts to strengthen its own sales capability and develop its own distribution network. The Company believes that sales and marketing expenses will continue to increase as the Company develops its own sales force and increases its marketing programs. The Company also believes that sales and marketing expenses will decrease as a percentage of net revenue with increasing sales volume. There can be no assurance, however, that such decrease will occur.

    Sales and marketing expenses of $971,838 in FY 1996 increased by $244,408, or 34%, compared to FY 1995 consistent with the Company's increased emphasis on sales and marketing activities.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 134% from $576,802 in FY 1996 to $1,349,371 in FY 1997. This increase was primarily due to overall increased levels of business activity, including activities related to being a public company. An additional factor in the increase was a severance settlement reached with a former vice-president of Sales and Marketing. Other contributors to the increase were expenditures for business strategy consultants, increases in regulatory affairs headcount, and an increase in expenses related to Board of Directors activities.

    General and administrative expenses increased 48% from $390,083 in FY 1995 to $576,802 in FY 1996. This increase was primarily attributable to increased staffing for the regulatory and compliance department.

    General and administrative expenses are expected to increase in FY 1998, reflecting the addition of a new Chief Executive Officer and President, the anticipated replacement of the Chief Financial Officer and increased travel expenses on the part of senior management to reinforce the increased sales and marketing efforts. General and Administrative expenses are expected to decrease as a percentage of net revenue with increasing sales volume. There can be no assurance, however, that such decrease will occur.

RESEARCH AND DEVELOPMENT. Research and development expenses increased 20% from FY 1996 to $616,730 in FY 1997, reflecting additional technical personnel dedicated to product development.

    Research and development expenses increased from $461,675 in FY 1995 to $512,541 in FY 1996 which reflected the Company's ongoing product development efforts.

    Research and development expenses are expected to increase in FY 1998 to support the Company's development of new products.

NET LOSS. The net loss of $2,903,632 in FY 1997 represents an increase of $1,598,357 from the $1,305,275 net loss in FY 1996, which was an increase of $298,804 from the $1,006,471 net loss in FY 1995. The FY 1997 net loss resulted from the decline in revenue with the resulting elimination of gross profits, the transition from the exclusive Agreement with Valleylab, the costs of developing an independent sales force, and the increased General and Administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

    To date, operating funds have been provided primarily by sales of Common Stock and Warrants to purchase Common Stock, which totaled $17,287,682 through March 31, 1997, and, to a lesser degree, funds provided by sales of the Company's products. The Company used $2,283,765 of cash in its operations in Fiscal Year 1997, $1,674,263 in Fiscal Year 1996, and $899,733 in FY 1995, which relate primarily to the funding of the Company's annual net losses. The Company raised $13,437,102, $1,469,239, and $1,408,000 from issuance's of its Common
Stock in each of Fiscal Years 1997, 1996 and 1995, respectively.

    The Company anticipates that it will invest a significant amount of cash in the development of its direct sales force, which will include substantial amounts of training and an investment in demonstration equipment, and the increased emphasis on marketing programs. The Company also anticipates that such investments will generate increased sales and will ultimately lead to profitable operations, although management does not anticipate that this level of operations will be reached in FY 1998.

    Capital expenditures historically have been relatively minor, and have consisted of specialized equipment, manufacturing equipment, office equipment and leasehold improvements. The Company anticipates that its cash on hand and net cash provided by its sales will be sufficient to fund its operations, working capital and capital requirements until at least March 31, 1998.

INCOME TAXES

    Net operating loss carryforwards totaling approximately $6,298,304 are available to reduce taxable income as of March 31, 1997. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the year 2006. The Company has not paid income taxes since its inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year, if certain events occur, including changes in ownership interests. The Company has established a valuation allowance for the entire amount of its deferred tax asset since inception due to its history of operating losses.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The following financial statements are included in this Report:

                                                                  Page
                                                                  ----

    Independent Auditors' Report . . . . . . . . . . . .          F-1


    Consolidated Balance Sheets as of March 31, 1997
    and 1996 . . . . . . . . . . . . . . . . . . . . . .          F-2

    Consolidated Statements of Operations for the
    years ended March 31, 1997, 1996 and 1995. . . . . .          F-3

    Consolidated Statements of Stockholders' Equity for
    the years ended March 31, 1997, 1996 and 1995. . . .          F-4

    Consolidated Statements of Cash Flows for the years
    ended March 31, 1997, 1996 and 1995. . . . . . . . .          F-5

    Notes to Consolidated Financial Statements for the years
    ended March 31, 1997, 1996 and 1995. . . . . . . . .          F-6

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Electroscope, Inc.:


We have audited the accompanying balance sheets of ELECTROSCOPE, INC. (a Colorado corporation) as of March 31, 1997 and 1996, and the related statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electroscope, Inc. as of March 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three fiscal years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.


                                                 ARTHUR ANDERSEN LLP

Denver, Colorado,
  June 10, 1997.

                                    ELECTROSCOPE, INC.

                                      BALANCE SHEETS

                                 MARCH 31, 1997 AND 1996

                   ASSETS                                               1997           1996
                                                                        ----           ----
CURRENT ASSETS:
  Cash and cash equivalents                                         $   527,015     $  538,708
  Short-term investments, net of discount of $138,573 (Note 2)        9,631,427          -
  Accounts receivable, net of allowance for doubtful
    accounts of $25,000 and $33,428, respectively                       155,446        110,465
  Inventory, net of reserve for obsolescence of $102,596
    and $65,000, respectively                                           521,696        803,417
  Prepaid expenses                                                      110,777          -
                                                                  -------------  -------------
         Total current assets                                        10,946,361      1,452,590
                                                                  -------------  -------------
EQUIPMENT, at cost:
  Furniture, fixtures and equipment                                     503,871        304,735
  Less- Accumulated depreciation                                       (258,983)      (111,265)
                                                                  -------------  -------------
         Equipment, net                                                 244,888        193,470
                                                                  -------------  -------------
PATENTS, net of accumulated amortization of $9,270                      138,078         99,161
         and $2,315 respectively

OTHER ASSETS                                                             11,450         80,739
                                                                  -------------  -------------
         Total assets                                               $11,340,777     $1,825,960
                                                                  -------------  -------------
                                                                  -------------  -------------

              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $  327,682      $  130,368
  Accrued compensation                                                  155,908         94,448
  Other accrued liabilities                                             454,295         93,109
  Customer deposits                                                      20,223        116,521
  Other current liabilities                                               6,639          6,639
                                                                  -------------  -------------
         Total current liabilities                                      964,747        441,085
                                                                  -------------  -------------
LONG-TERM LIABILITIES:
  Deferred revenue (Note 2)                                               -            135,703
  Other long-term liabilities                                            17,593         19,746
                                                                  -------------  -------------
         Total long-term liabilities                                     17,593        155,449
                                                                  -------------  -------------
COMMITMENTS AND CONTINGENCIES (Notes 1, 4 and 6)

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value, 10,000,000 shares
    authorized, no shares outstanding                                         -          -
  Common stock, no par value, 100,000,000 shares authorized,
    5,389,986 and 3,893,402 shares outstanding, respectively         16,997,282      5,255,039
  Warrants for common stock                                             290,400          -
  Accumulated deficit                                                (6,929,245)    (4,025,613)
                                                                  -------------  -------------
         Total shareholders' equity                                  10,358,437      1,229,426
                                                                  -------------  -------------
         Total liabilities and shareholders' equity                 $11,340,777     $1,825,960
                                                                  -------------  -------------
                                                                  -------------  -------------

                  The accompanying notes to financial statements are an
                           integral part of these statements.

                                    ELECTROSCOPE, INC.

                                 STATEMENTS OF OPERATIONS

                                                             For The Fiscal Year Ended March 31
                                                           ----------------------------------------
                                                              1997           1996           1995
                                                           ----------     ----------     ----------
REVENUE, net                                              $ 1,398,184    $ 2,173,785    $ 1,084,226

COST OF SALES                                               1,422,005      1,451,077        533,910
                                                          -----------    -----------    -----------
         Gross profit (loss)                                  (23,821)       722,708        550,316
                                                          -----------    -----------    -----------
OPERATING EXPENSES:
  Sales and marketing                                       1,511,190        971,838        727,430
  General and administrative                                1,349,371        576,802        390,083
  Research and development                                    616,730        512,541        461,675
                                                          -----------    -----------    -----------
         Total operating expenses                           3,477,291      2,061,181      1,579,188
                                                          -----------    -----------    -----------
INCOME (LOSS) FROM OPERATIONS                              (3,501,112)    (1,338,473)    (1,028,872)

OTHER INCOME:
  Interest income                                             463,854         18,901         21,173
  Other income                                                133,626         14,297          1,228
                                                          -----------    -----------    -----------
NET INCOME (LOSS)                                         $(2,903,632)   $(1,305,275)   $(1,006,471)
                                                          -----------    -----------    -----------
                                                          -----------    -----------    -----------

NET INCOME (LOSS) PER SHARE (Note 2):
  Net income (loss) per common share and common
    equivalent share                                      $     (0.57)   $     (0.33)   $     (0.27)
                                                          -----------    -----------    -----------
                                                          -----------    -----------    -----------
  Shares used in computing net income (loss) per
    common share and common equivalent share                5,094,810      3,949,766      3,716,915
                                                          -----------    -----------    -----------
                                                          -----------    -----------    -----------

                    The accompanying notes to financial statements
                      are an integral part of these statements.

                                    ELECTROSCOPE, INC.

                             STATEMENTS OF SHAREHOLDERS' EQUITY

                   FOR THE FISCAL YEARS ENDED MARCH 31, 1997, 1996 AND 1995


                                                                                                  Accumulated
                                                        Shares         Amount        Warrants       Deficit         Total
                                                      ----------     ----------     ----------    -----------     ----------

BALANCES, March 31, 1994                               3,309,162   $  2,383,877        $  -       $(1,713,867)    $  670,010

  Issuance of common stock for cash
    ($5.00 per share), net of offering costs
    of $2,945, in September - December 1994              280,000      1,397,055           -              -         1,397,055
  Exercise of options for common stock for
    cash ($2.50 per share), in September 1994              3,200          8,000           -              -             8,000
  Net income (loss)                                         -              -              -        (1,006,471)    (1,006,471)
                                                     -----------  -------------    -----------    -----------     ----------
BALANCES, March 31, 1995                               3,592,362      3,788,932           -        (2,720,338)     1,068,594

  Issuance of common stock for cash
    ($6.00 per share), net of offering costs
    of $3,132, in June 1995 - February 1996              200,000      1,196,868           -              -         1,196,868
  Exercise of options for common stock for
    cash ($2.50 per share), in November 1995
    and March 1996                                        67,762        169,405           -              -           169,405
  Exercise of warrants for common stock
    for cash ($3.00 per share), in March 1996             33,278         99,834           -              -            99,834
  Net income (loss)                                         -              -              -        (1,305,275)    (1,305,275)
                                                     -----------  -------------    -----------    -----------     ----------
BALANCES, March 31, 1996                               3,893,402      5,255,039           -        (4,025,613)     1,229,426

  Exercise of warrants for common stock for
    cash ($3.00 per share), in April 1996                186,984        560,952           -              -           560,952
  Sale of common stock on initial public
    offering in June 1996, net of offering
    costs of $1,404,459                                1,200,000     11,195,541           -              -        11,195,541
  Exercise of options for common stock for
    cash ($2.50 per share), in April 1996-
    December 1996                                        109,000        272,500           -              -           272,500
  Exercise of options for common stock for
    cash ($6.00 per share), in September 1996                600          3,600           -              -             3,600
  Value of warrants to purchase common stock
    for $12.50 per share, in conjunction with
    initial public offering                                 -              -           290,400           -           290,400
  Reduction of proceeds for value of warrants
    issued in conjunction with  initial
    public offering (net of cash received)                  -          (290,350)          -              -          (290,350)
  Net income (loss)                                         -              -              -        (2,903,632)    (2,903,632)
                                                     -----------  -------------    -----------    -----------     ----------
BALANCES, March 31, 1997                               5,389,986    $16,997,282       $290,400    $(6,929,245)   $10,358,437
                                                     -----------  -------------    -----------    -----------     ----------
                                                     -----------  -------------    -----------    -----------     ----------


                    The accompanying notes to financial statements
                      are an integral part of these statements.

                                    ELECTROSCOPE, INC.

                                  STATEMENTS OF CASH FLOWS


                                                             For The Fiscal Year Ended March 31
                                                           ----------------------------------------
                                                              1997           1996           1995
                                                           ----------     ----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                       $(2,903,632)   $(1,305,275)   $(1,006,471)
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities-
      Depreciation and amortization                           154,673         68,574         24,890
      Amortization of discount, net                          (115,864)         -              -
      Inventory reserve                                        37,596         55,000          -
      Changes in operating assets and liabilities-
         Accounts receivable                                  (44,981)        15,034         73,138
         Inventory                                            244,125       (487,131)      (177,361)
         Other assets                                         (41,488)       (49,983)        (4,953)
         Accounts payable                                     197,314       (116,288)       116,049
         Accrued compensation and other accrued
           liabilities                                        422,646        (91,242)        33,414
         Customer deposits                                    (96,298)        74,960         41,561
         Deferred revenue                                    (135,703)       135,703          -
         Other liabilities                                     (2,153)        26,385          -
                                                           ----------     ----------     ----------
           Net cash used in operating activities           (2,283,765)    (1,674,263)      (899,733)
                                                           ----------     ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investment, net of discounts     (20,980,563)         -              -
  Sale of short-term investments                           11,465,000          -              -
  Purchases of equipment                                     (199,136)      (182,256)       (57,706)
  Patent costs                                                (45,872)       (26,608)       (10,709)
                                                           ----------     ----------     ----------
           Net cash used in investing activities           (9,760,571)      (208,864)       (68,415)
                                                           ----------     ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock and warrants      13,437,102      1,469,239      1,408,000
  Stock issuance costs                                     (1,404,459)        (3,132)        (2,945)
                                                           ----------     ----------     ----------
           Net cash provided by financing activities       12,032,643      1,466,107      1,405,055
                                                           ----------     ----------     ----------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                            (11,693)      (417,020)       436,907

CASH AND CASH EQUIVALENTS,
  beginning of period                                         538,708        955,728        518,821
                                                           ----------     ----------     ----------
CASH AND CASH EQUIVALENTS, end of period                   $  527,015     $  538,708     $  955,728
                                                           ----------     ----------     ----------
                                                           ----------     ----------     ----------

                    The accompanying notes to financial statements
                      are an integral part of these statements.

                                  ELECTROSCOPE, INC.


                            NOTES TO FINANCIAL STATEMENTS

                            MARCH 31, 1997, 1996 AND 1995


(1) ORGANIZATION AND NATURE OF BUSINESS

Electroscope, Inc. (the "Company") was incorporated as a Colorado corporation on February 1, 1991. The Company designs, develops, manufactures and markets a patented monopolar electrosurgical shielding system and integrated surgical instruments, which are designed to provide greater safety to patients who undergo laparoscopic surgery. The products can be used with most electrosurgical instruments available today in the USA. It has also developed and is marketing its own line of integrated, shielded five millimeter electrosurgical instruments which incorporate the Company's proprietary technology. These products monitor for stray electrical energy during laparoscopy and deactivate the electrosurgical unit when this energy is detected under potentially dangerous conditions. The Company's sales to date have been made principally in the United States and have been made primarily to one customer for the past two fiscal years

The Company has incurred losses since its inception and has an accumulated deficit of $6,929,245 at March 31, 1997. During fiscal year 1997, the exclusive distributor of the Company's products did not purchase products from the Company in sufficient amounts to maintain the distributor's exclusivity. As a result, the sales, marketing and market development activities conducted by this distributor have now become the responsibility of the Company. The Company's operations are subject to certain risks and uncertainties, which include the following: Commercial acceptance of the Company's products will have to occur in the marketplace, in significant volumes, before the Company can attain profitable operations. Other risks and uncertainties include the possibility of continued substantial operating losses, the need to develop a distribution channel for the Company's products, current and potential competitors with greater financial, technical and marketing resources, management's plans for growth and expansion, and the Company's limited manufacturing experience for large-scale production. In addition, a class action lawsuit regarding the Company's IPO was filed against the Company on June 4, 1997 (See Note 6).

As discussed above in September 1995, the Company entered into an exclusive Distribution Agreement for the Company's products with Valleylab Inc., a part of Hospital Products Group of Pfizer, Inc. ("Valleylab"). The terms of this agreement required Valleylab to purchase minimum amounts of the Company's products in specified time frames, in order to maintain exclusivity. Valleylab did not meet the minimum purchase requirements for calendar year 1996, and the agreement has now become non-exclusive for the remainder of its term through 1998.

During fiscal years 1997, 1996 and 1995, Valleylab accounted for approximately $1,145,900, $2,002,600 and $1,138,900 of the total sales revenue of approximately $1,398,000, $2,215,900 and

$1,196,400, respectively.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    STOCK SPLIT

On March 26, 1996, the Company approved a two for one share common stock split to be effective March 29, 1996. Common stock amounts, equivalent share amounts and per share amounts have been adjusted retroactively for all periods presented to give effect to this stock split.

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

    CASH AND EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, short-term investments and short-term trade receivables and payables. The carrying values of cash, short-term investments and short-term receivables and payables approximate their fair value.

    SHORT-TERM INVESTMENTS

As required under Statement of Financial Accounts Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115) management determines the appropriate classification of its investments in debt securities at the time of purchase. At March 31, 1997, the short-term investments consist primarily of government securities which the Company classifies as held-to-maturity.

The amortized cost of debt securities classified as held-to-maturity is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion of discounts are included in interest income.

    CONCENTRATION OF CREDIT RISK

The Company has no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with two financial institutions, in the form of demand deposits and short-term investments, primarily government securities.

The Company's accounts receivable balances are all domestic. The Company's principal customer in 1997 and 1996, Valleylab, accounted for approximately 15% and 74% of its total accounts receivable balance as of March 31, 1997 and 1996, respectively.

    INVENTORY

Inventories are stated at the lower of cost (first in, first out basis) or
market.   At March 31, 1997 and 1996, inventory consisted of the following:

                                                    1997           1996
                                                 ----------     ---------

         Raw Materials                           $ 266,299      $286,331
         Work in Process                           225,353       437,856
         Finished Goods                            132,640       144,230
                                                 ----------     ---------
                                                   624,292       868,417
         Less - Reserve for Obsolescence          (102,596)      (65,000)
                                                 ----------     ---------
                                                 $ 521,696      $803,417
                                                 ----------     ---------
                                                 ----------     ---------

    EQUIPMENT

Equipment is stated at cost, with depreciation computed primarily on a straight-line basis over the estimated useful life of the asset, generally three to five years. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset.

    PATENTS

The costs of applying for patents are capitalized and amortized on a straight-line basis over the lesser of the patent's economic or legal life (17 years in the U.S.). Capitalized costs are expensed if patents are not granted. The Company reviews the carrying value of its patents periodically to determine whether the patents have continuing value.

    INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"
("SFAS No. 109"). SFAS No. 109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. SFAS No. 109 requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards.
Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized (Note 5).

    REVENUE RECOGNITION

Revenue from product sales is recorded only when the product is shipped and the earnings process is complete.

In September 1995, the Company received a $150,000 non-refundable payment from Valleylab as part of the exclusive Distribution Agreement which was deferred and was being recognized into income ratably over the term of the Distribution Agreement. As Valleylab did not meet the minimum purchase requirements in calendar year 1996 and the agreement has become non-exclusive, the remaining balance of the non-refundable payment was recorded in income during the current year.

    STOCK BASED COMPENSATION

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), but applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for stock options granted to employees. The Company has made pro forma disclosures of what net loss and net loss per common share would have been had the provisions of SFAS 123, based upon the fair value method, been applied to the Company's stock option grants (Note 3).

    NEW ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board, ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". This statement establishes standards for computing and presenting earnings per share. The Company will adopt this standard for its third fiscal quarter ending December 31, 1997, and does not expect that adoption will have a material impact on reported earnings per share and required financial statement disclosures.

    LOSS PER COMMON SHARE AND COMMON EQUIVALENT SHARE

Loss per common share and common equivalent share for all fiscal years presented is computed using the sum of the weighted average number of shares of common stock and common stock equivalent shares from common stock options and warrants. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock and common stock equivalent shares issued by the Company during the period beginning twelve months prior to the filing of the Company's initial public offering at prices significantly below the public offering price have been included in the earnings per share calculation as if they were outstanding for all periods prior to the initial public offering (using the treasury stock method and the initial public offering price of $10.50 per share for stock options and warrants) regardless of whether they are antidilutive. Options and warrants for the Company's common stock issued other than in this one-year period have been excluded as they are antidilutive. For fiscal year 1997, the Company has reported earnings per share in accordance with Accounting Principles Board Opinion No. 15, "Earnings per share."

(3) SHAREHOLDERS' EQUITY

    STOCK OPTION PLAN

In 1991, the Company adopted a stock option plan (the "Plan") to provide directors, officers, other employees and consultants options to purchase shares of the Company's common stock. Under the terms of the Plan, the Board of Directors may grant either "nonqualified" or "incentive" stock options, as defined by the Internal Revenue Code and related regulations. Under the terms of the Plan, the purchase price of a nonqualified option may be less than the then fair market value of the stock. The purchase price of the shares subject to an incentive stock option will be the fair market value of the Company's common stock on the date the option is granted. If the grantee owns more than 10% of the total combined voting power or value of all classes of stock on the date of grant, the purchase price of an incentive stock option shall be at least 110% of the fair market value at the date of grant and the exercise term will be up to five years from the date of grant. Generally, vesting of stock options is either immediate or occurs such that 20% becomes exercisable at the date of grant and 20% become exercisable each year thereafter. However, certain options under the Plan vest after a specified period of time, and may be accelerated based on achieving specified events. Generally, all incentive stock options must be exercised within six years from the date granted. Other options granted under the Plan are exercisable up to ten years from the date of grant, except as otherwise determined. Through March 31, 1997, all nonqualified stock options have been granted whereby they are exercisable up to eight years from the date of grant.

In July 1995, the Company's Board of Directors and shareholders approved an increase in the number of shares authorized under the Plan. The number of shares authorized for incentive stock options was increased from 750,000 to 850,000 shares and the number of authorized shares for nonqualified stock options was increased from 150,000 to 200,000 shares. On March 31, 1996 , the Company's Board of Directors amended and restated the Plan, and designated an additional 100,000 shares of the Company's common stock as reserved for future issuance. This amendment was approved by the Company's shareholders on April 17, 1996.

On March 31, 1997 the Company's Board of Directors approved an increase of 500,000 in the number of shares authorized under the Plan, the shares to be reserved for future issuance. This proposal will be presented to the shareholders for their approval at the annual meeting of the Company.

    STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123

SFAS 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS 123 allows the continued measurement of compensation cost for such plans using the intrinsic value method prescribed by APB 25, provided that pro forma disclosures are made of net income or loss and net income or loss per common share, assuming the fair value based method of SFAS 123 had been applied. The Company has elected to account for its stock-based compensation plans for employees under APB 25; accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted during fiscal years 1997 and 1996, using the Black-Scholes option valuation model and the following weighted average assumptions:

                                                       1997          1996
                                                      ----------   ----------

         Risk-free interest rate                      6.2 %          5.9 %
         Expected lives                               4.0 years      5.2 years
         Expected volatility                          56.065%        56.065%
         Expected dividend yield                      0%             0%

To estimate expected lives of options for this valuation, it was assumed options will be exercised upon becoming fully vested at the end of four years. All options are initially assumed to vest. Cumulative compensation cost recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. The volatility of the stock is based on the volatility of the Company's stock since it has been publicly traded. Fair value computations are highly sensitive to the volatility factor assumed; the greater the volatility, the higher the computed fair value of options granted.

The total fair value of options granted was computed to be approximately $173,848 and $1,173,848 for the years ended March 31, 1997 and 1996, respectively. These amounts are amortized ratably over the vesting periods of the options. Pro forma stock-based compensation, net of the effect of forfeitures, was $193,564 and $120,665 for 1997 and 1996, respectively. Because SFAS 123 has not been applied to options granted prior to March 31, 1995, the resulting pro-forma compensation cost may not be representative of that to be expected in future years. If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net loss and pro forma net loss per common share would have been reported as follows:

                                                      Fiscal Year Ended
                                                          March 31,
                                                 -----------------------------
                                                     1997            1996
                                                 -----------    --------------

         Net Loss --
           As reported                           $(2,903,632)     $(1,305,275)
           Pro forma                             $(3,097,196)     $(1,425,940)
         Pro Forma Net Loss per Common Share-
           As reported                           $     (0.57)     $     (0.33)
           Pro forma                             $     (0.61)     $     (0.36)

Weighted average shares used to calculate pro forma net loss per share were determined as described in Note 2, except in applying the treasury stock method to outstanding options, net proceeds assumed received upon exercise were increased by the amount of compensation cost attributable to future service periods and not yet recognized as pro forma expense.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The pro forma results may not be representative of the future impact of applying SFAS 123 due to the phase-in provisions of the Statement and actual vesting experience. A summary of the Company's stock option activity, and related information for each of the three fiscal years ended March 31, 1997 is as follows:
                                                                     Weighted
                                                                     Average
                                                                     Exercise
                                                      Outstanding     Price
                                                      -----------    ---------

BALANCE, as of March 31, 1994                           686,000        $2.59

    Granted                                             182,800        $2.50
    Exercised                                            (3,200)       $2.50
    Canceled                                            (10,000)       $2.50
                                                        -------
BALANCE, as of March 31, 1995                           855,600        $2.57
                                                        -------        -----
                                                        -------        -----

EXERCISABLE, as of March 31, 1995                       340,467        $2.50

    Granted                                             361,200        $5.92
    Exercised                                           (67,762)       $2.50
    Canceled                                           (170,000)       $2.85
                                                       --------
BALANCE, as of March 31, 1996                           979,038        $3.76
                                                        -------        -----
                                                        -------        -----

EXERCISABLE, as of March 31, 1996                       432,118        $3.03

    Granted                                              62,000        $5.66
    Exercised                                          (109,600)       $2.52
    Canceled                                           (208,038)       $3.88
                                                       --------

BALANCE, as of March 31, 1997                           723,400        $4.08
                                                        -------        -----
                                                        -------        -----

EXERCISABLE, as of March 31, 1997                       368,720        $3.47
                                                        -------        -----
                                                        -------        -----

The weighted average exercise prices and weighted average fair values of options granted during fiscal years 1997 and 1996 are as follows:

                            Fiscal Year 1997              Fiscal Year 1996
                   ------------------------------  ----------------------------
                      Number of   Fair   Exercise   Number of   Fair   Exercise
                       Options   Value     Price     Options    Value   Price
                   ------------------------------  ----------------------------

Exercise Price equal
  to Market Price      62,000     $2.80     $5.66     361,200   $3.25     $5.92

The following table summarizes information about employee stock options outstanding and exercisable at March 31, 1997:

                    Options Outstanding                Options Exercisable
             -------------------------------------   --------------------------
               Number of     Weighted
                Options       Average      Weighted     Number       Weighted
   Range of   Outstanding    Remaining     Average    Exercisable    Average
   Exercise   At March 31,   Contractual   Exercise   At March 31,   Exercise
    Prices       1997       Life in Years   Price         1997        Price
------------ ------------- -------------- ---------- -------------- ------------
$2.50         382,600         2.24         $ 2.50     262,600             $2.50
$4.50-$6.00   328,800         3.84         $ 5.68     103,720             $5.75
$10.50         12,000         4.17         $10.50       2,400            $10.50

Of the 723,400 options for the Company's common stock at March 31, 1997, 172,200 represent nonqualified stock options and 551,200 represent incentive stock options. The exercise price of all options granted through March 31, 1997 has been equal to or greater than the fair market value, as determined by the Company's Board of Directors or based upon publicly quoted market values of the Company's common stock on the date of the grant. At March 31, 1997, options for 246,038 of the Company's common stock are available for grant under the plan.

    PRIVATE PLACEMENT OFFERING

On May 10, 1995 the Company offered 200,000 shares of common stock at $6 per share in a private placement in order to raise additional capital. The sale of these shares was completed on February 28, 1996. This sale of common stock was effected as a sale of units, each unit consisting of one share of common stock and a two year warrant which allows the holder of such warrant to purchase one-half of one share of the Company's common stock at a per share price of $7.50. As of March 31, 1997 no warrants have been exercised. These warrants expire on various dates ending February 28, 1998. No value was ascribed to the warrants.

(4) COMMITMENTS AND CONTINGENCIES

The Company currently leases its office space under a noncancelable lease agreement which requires payments of $7,966 per month from November 1, 1996 through October 31, 1997, and $8,435 per month from November 1, 1997 through October 31, 1998, at which time the lease expires if not renewed by the Company.

Rent expense for the fiscal years ended March 31, 1997, 1996 and 1995 was $116,011, $87,769 and $29,990 respectively.

The Company is subject to regulation by the United States Food and Drug Administration ("FDA"). The FDA provides regulations governing the manufacture and sale of the Company's products and regularly inspects the Company and other manufacturers to determine their compliance with these regulations.

As a result of one such inspection in January-February 1994 the FDA issued a Warning Letter to the Company, noting certain deficiencies of its Good Manufacturing Practices ("GMP"). The Company believes it has adequately addressed such deficiencies.

The Company was last inspected in April 1995, and has not, at March 31, 1997, been notified of any deficiencies from that inspection. FDA inspections are conducted approximately every two years after approval is obtained or on a
more frequent basis, at the discretion of the FDA.   The Company was granted
a Certificate to Foreign Government in December 1996 which states in part that, based on the last periodic inspection, the Company was in substantial compliance with current GMP.

Under the terms of the non-exclusive Distribution Agreement with Valleylab, after 60 days written notice of termination of the Distribution Agreement, Valleylab may sell for a period of six months any inventory of products held by it at the date of termination. After such six month period, the Company has the obligation to purchase from Valleylab products held in Valleylab's inventory, if any, to the extent such products are saleable and non-obsolete and have been received by Valleylab within nine months of the latter of the date of
termination or the post-termination sales period.   Valleylab has not notified
the Company of any intent to terminate the Agreement.

(5) INCOME TAXES

From its inception, the Company has generated losses for both financial reporting and tax purposes. Deferred tax assets (approximately $2.2 million as of March 31, 1997) for the Federal tax benefit of the net operating loss carryforward and research and development carryovers have been completely offset by a valuation allowance because the realization criteria set forth in SFAS
No. 109 are not currently satisfied, primarily due to the Company's history of operating losses.

For income tax return reporting purposes, the Company may utilize approximately $6.3 million of net operating loss carryforwards which expire, if not previously utilized, at various dates beginning in the year 2006. The Tax Reform Act of 1986 contains provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including changes in ownership interests. In addition, the Company also has certain research and development tax credit forwards available to it.

The Company's effective tax rate differs from the Federal statutory tax rate primarily due to non-deductible expenditures.

(6) LEGAL MATTERS

On June 4, 1997, a class action lawsuit was filed against the Company, the members of the Board of Directors as of the date of the Company's initial public offering, and John G. Kinnard and Company, Inc., the underwriter of the
Company's initial public offering.   The complaint was filed by Avrom Gart, a
former shareholder of the Company, individually and on behalf of all others similarly situated. The complaint alleges that the Company's Registration Statement which became effective on or about June 25, 1996, of which the prospectus was a part, was materially false and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements therein not misleading, and failed to disclose adequately material facts.

The plaintiff alleges in the complaint that the Company's prospectus failed to disclose, among other things, the fact that stock-in sales to Valleylab were non-repetitive sales, that the growth rate shown in the prospectus was already reversing itself and that the reduced revenues would be reported for the first fiscal quarter ended three business days after the offering. The plaintiff requests, on behalf of himself and the class, the difference between the price they paid for the Company's stock and either the current market value of such stock if currently held or the price at which such stock was disposed of in the market if disposed of before the commencement of the action, together with costs and expenses of the litigation, including reasonable attorney's fees and experts' fees and other costs.

The Company's Directors and Officers Liability Insurance provides coverage for up to $1,000,000 of the cost of defense against and costs associated with the complaint, with a retention of $200,000.

The Company intends to vigorously defend this litigation which has been initiated in the United States District Court for the District of Minnesota.
The lawsuit may have a material adverse effect on the business and financial condition of the Company in terms of legal fees and costs incurred to defend the claims, the possibility of an award of damages, and of the loss of management time needed to deal with the lawsuit. The Company's management is unable to determine a possible range of loss, if any, at this time.

Various disputes arose between the Company and a former officer of the Company during 1997. These disputes were resolved and a Settlement Agreement was signed on May 5, 1997, effective March 2, 1997. The terms of the resolution provided in general for the repurchase of common stock and other securities held by the former Officer and for a severance package. The total expenses to the Company related to the settlement were approximately $275,000, all of which were accrued in fiscal year 1997.

(7) SUBSEQUENT EVENT

Effective May 5, 1997, the Company hired a Chief Executive Officer and President. A provision of the employment agreement between the Company and the Chief Executive Officer includes the award of 530,000 Incentive Stock Options under the Company's Stock Option Plan. The majority of the options vest over a three year period beginning June 30, 1998, while the balance of the options vest based on the attainment of certain performance criteria for the 12 month periods ending June 30, 1998 and 1999.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure since the Company's inception.

                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Information in response to this item is incorporated by reference from the Registrant's Definitive Proxy Statement to be filed within 120 days after the close of the Registrant's fiscal year.

ITEM 10. EXECUTIVE COMPENSATION.

     Information in response to this item is incorporated by reference from the Registrant's Definitive Proxy Statement to be filed within 120 days after the close of the Registrant's fiscal year.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information in response to this item is incorporated by reference from the Registrant's Definitive Proxy Statement to be filed within 120 days after the close of the Registrant's fiscal year.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information in response to this item is incorporated by reference from the Registrant's Definitive Proxy Statement to be filed within 120 days after the close of the Registrant's fiscal year.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.
     (a) Exhibits - The following exhibits are attached to this report on Form 10KSB or are incorporated by reference:
              ...............................................
3.1 Articles of Incorporation of the Company, as amended (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996.)
3.2 Bylaws of the Company. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996)
4.1 Form of certificate for shares of Common Stock. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996)
10.1 Distribution Agreement dated September 8, 1995 between Electroscope, Inc. and Valleylab Inc.(Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996)
10.2 Lease Agreement dated September 11, 1995 between Electroscope, Inc. and Sterling Partnership.(Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996)
10.3 Electroscope, Inc. Stock Option Plan, as amended. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996)
10.4 Employment Agreement dated May 5, 1997, with Patrick F. Crane.
11.1 Statement of computation of per share earnings.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES

    In accordance with the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Dated:  June 27, 1997.        ELECTROSCOPE, INC.


                                  By:          /s/ PATRICK F. CRANE
                                     ----------------------------------------
                                                  Patrick F. Crane
                                       Chief Executive Officer and President


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PATRICK F. CRANE
-------------------------
Patrick F. Crane           Chief Executive Officer (Principal
                           Executive Officer) and Director         June 26, 1997


/s/ ROGER C. ODELL         Chairman of the Board                   June 26, 1997
----------------------
Roger C. Odell


/s/ DAVID W. NEWTON        Vice President, Research and
-------------------------  Development and Director                June 26, 1997
David W. Newton


/s/ MARCIA K. MCHAFFIE     Controller (Principal Financial
-------------------------  and Accounting Officer)                 June 26, 1997
Marcia K. McHaffie


/s/ DAVID AUTH             Director                                June 24, 1997
----------------------
David Auth


/s/ DONALD R. TEMPLE       Director                                June 23, 1997
----------------------
Donald R. Temple, M.D.


/s/ JOE W. TIPPETT         Director                                June 23, 1997
----------------------
Joe W. Tippett, M.D.


                           Director                                June   , 1997
----------------------
Robert D. Tucker, M.D.


/s/ C. RANDLE VOYLES       Director                                June 23, 1997
----------------------
C. Randle Voyles, M.D.