Form 10QSB
period 1997-06-30
ELECTROSCOPE INC
filed 1997-08-05
CIK 930775

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  For the quarterly period ended June 30, 1997


              For the transaction period from __________ to________

                       Commission file number     0-28604
                                                 ---------


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
YES  X      NO
    ---        ---

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE:

         COMMON STOCK, NO PAR VALUE                      5,352,507 SHARES
         --------------------------               ------------------------------
                   Class                          (outstanding at July 24, 1997)

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

YES         NO  X
    ---        ---

                               ELECTROSCOPE, INC.

                                  FORM 10-QSB

                      FOR THE QUARTER ENDED JUNE 30, 1997


                                     INDEX


                                                                       Page
                                                                      Number
                                                                      ------
PART I.   FINANCIAL INFORMATION

     ITEM 1 -  Condensed Interim Financial Statements . . . . . . . . .  3
            -  Condensed Balance Sheets as of June 30,
                 1997 and March 31, 1997. . . . . . . . . . . . . . . .  3
            -  Condensed Statements of Operations for
                 the Three Months Ended June 30, 1997 and 1996. . . . .  4
            -  Condensed Statements of Cash Flows for
                 the Three Months Ended June 30, 1997 and 1996. . . . .  5
            -  Notes to Condensed Interim Financial
                 Statements . . . . . . . . . . . . . . . . . . . . . .  6

     ITEM 2 -  Management's Discussion and Analysis
                 of Financial Condition and Results of Operations . . . 11

PART II.  OTHER INFORMATION

     ITEM 1 -  Legal Proceedings. . . . . . . . . . . . . . . . . . . . 15

     ITEM 2 -  Changes in Securities. . . . . . . . . . . . . . . . . . 15

     ITEM 6 -  Exhibits and Reports on Form 8-K . . . . . . . . . . . . 16

     SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

     EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . 18

PART I    FINANCIAL INFORMATION

ITEM 1 -  CONDENSED INTERIM FINANCIAL STATEMENTS

                               ELECTROSCOPE, INC.

                            CONDENSED BALANCE SHEETS

                                                                   June 30,     March 31,
                        ASSETS                                       1997         1997
                                                                 -----------   -----------
                                                                 (Unaudited)
CURRENT ASSETS:

     Cash and cash equivalents                                 $ 6,871,615    $    527,015
     Short-term investments                                      1,640,432       9,631,427
     Accounts receivable, net of allowance for doubtful
          accounts of $25,000 and $25,000, respectively            216,072         155,446
     Inventory, net of reserve for obsolescence of $65,349
          and $102,596, respectively                               606,700         521,696
     Prepaid expenses                                               85,537         110,777
                                                               -----------    ------------
                    Total current assets                         9,420,356      10,946,361
                                                               -----------    ------------
EQUIPMENT, at cost:
     Furniture, fixtures and equipment                             570,566         503,871
     Less- Accumulated depreciation                               (259,804)       (258,983)
                                                               -----------    ------------
                    Equipment, net                                 310,762         244,888
                                                               -----------    ------------
PATENTS, net of accumulated amortization of $9,910 and $9,270      141,922         138,078
          respectively
OTHER ASSETS                                                        11,450          11,450
                                                               -----------    ------------
                    Total assets                               $ 9,884,490    $ 11,340,777
                                                               -----------    ------------
                                                               -----------    ------------

         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                          $   242,725    $    327,682
     Accrued compensation                                          132,748         155,908
     Other accrued liabilities                                     274,863         454,295
     Customer deposits                                              15,737          20,223
     Other current liabilities                                       6,639           6,639
                                                               -----------    ------------
                    Total current liabilities                      672,712         964,747
                                                               -----------    ------------
LONG-TERM LIABILITIES:
          Other long-term liabilities                               15,933          17,593
                                                               -----------    ------------
                    Total long-term liabilities                     15,933          17,593
COMMITMENTS AND CONTINGENCIES (Notes 1 and 4)

SHAREHOLDERS' EQUITY:
     Preferred stock, no par value, 10,000,000 shares
          authorized, no shares outstanding                              -             -
     Common stock, no par value, 100,000,000 shares
          authorized, 5,352,507 and 5,389,402 shares
          outstanding, respectively                             16,880,567      16,997,282
     Warrants to purchase common stock                             290,400         290,400
     Accumulated deficit                                        (7,975,122)     (6,929,245)
                                                               -----------    ------------
                    Total shareholders' equity                   9,195,845      10,358,437
                                                               -----------    ------------
                    Total liabilities and shareholders'
                         equity                                $ 9,884,490    $ 11,340,777
                                                               -----------    ------------
                                                               -----------    ------------

      The accompanying notes are an integral part of these balance sheets.

                                ELECTROSCOPE, INC.


                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                For the Three Months
                                                                    Ended June 30,
                                                             --------------------------
                                                                 1997           1996
                                                             -----------     ----------
REVENUE, net                                                 $   311,564     $  413,642

COST OF SALES                                                    274,962        309,516
                                                             -----------     ----------
                    Gross profit                                  36,602        104,126
                                                             -----------     ----------
OPERATING EXPENSES:
     Sales and marketing                                         561,740        183,227
     General and administrative                                  408,579        155,568
     Research and development                                    209,675        126,702
                                                             -----------     ----------
                    Total operating expenses                   1,179,994        465,497
                                                             -----------     ----------
INCOME (LOSS) FROM OPERATIONS                                 (1,143,393)      (361,371)

OTHER INCOME:
     Interest income                                             112,949          8,796
     Other income (expense)                                      (15,433)         7,258
                                                             -----------     ----------
NET INCOME (LOSS)                                            $(1,045,877)    $ (345,317)
                                                             -----------     ----------
                                                             -----------     ----------

NET INCOME (LOSS) PER SHARE (Note 2):
     Net income (loss) per common share and common
        equivalent share                                     $     (0.19)    $    (0.08)
                                                             -----------     ----------
                                                             -----------     ----------

     Shares used in computing net income (loss) per
        common share and common equivalent share               5,374,950      4,210,817
                                                             -----------     ----------
                                                             -----------     ----------

         The accompanying notes are an integral part of these statements.

                               ELECTROSCOPE, INC.


                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                  For the Three Months
                                                                      Ended June 30,
                                                             -------------------------------
                                                                  1997              1996
                                                             ------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                         $ (1,045,877)     $   (345,317)
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities-
         Depreciation and amortization                             33,462            20,392
         Amortization of discount                                (109,005)              ---
         Common stock issued as stock bonus                        40,000               ---
         Changes in operating assets and liabilities-
            Accounts receivable                                   (60,626)           69,130
            Inventory                                             (85,004)           31,659
            Other assets                                           25,240           (11,517)
            Accounts payable                                      (84,957)           72,696
            Accrued compensation and other accrued
              liabilities                                        (202,592)         (112,611)
            Customer deposits                                      (4,486)          (61,550)
            Deferred revenue                                          ---            (7,762)
            Other liabilities                                      (1,660)           (1,659)
                                                             ------------      ------------
               Net cash used in operating activities           (1,495,505)         (346,539)
                                                             ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment                                         (98,696)          (18,686)
   Patent costs                                                    (4,484)           (5,094)
   Purchases of short-term investments                                ---       (10,000,000)
   Sale of short-term investments                               8,099,999               ---
                                                             ------------      ------------
               Net cash used in investing activities            7,996,819       (10,023,780)
                                                             ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                             ---        13,185,952
   Repurchase of common stock                                    (156,715)              ---
   Proceeds from issuance of warrants                                 ---                50
   Stock issuance costs                                               ---        (1,233,274)
                                                             ------------      ------------
               Net cash provided by financing activities         (156,715)       11,952,728
                                                             ------------      ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                       6,344,599         1,582,409

CASH AND CASH EQUIVALENTS, beginning of period                    527,015           538,708
                                                             ------------      ------------
CASH AND CASH EQUIVALENTS, end of period                     $  6,871,614      $  2,121,117
                                                             ------------      ------------
                                                             ------------      ------------

       The accompanying notes are an integral part of these statements.

                                ELECTROSCOPE, INC.


                 NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

                                  JUNE 30, 1997
                                   (Unaudited)


(1)  ORGANIZATION AND NATURE OF BUSINESS

Electroscope, Inc. (the "Company") was incorporated as a Colorado corporation on February 1, 1991. The Company designs, develops, manufactures and markets a patented monopolar electrosurgical shielding system and integrated surgical instruments, which are designed to provide greater safety to patients who undergo laparoscopic surgery. The products can be used with most electrosurgical instruments available today in the USA. It has also developed and is marketing its own line of integrated, shielded, five millimeter diameter electrosurgical instruments which incorporate the Company's proprietary technology. These products monitor for stray electrical energy during laparoscopy and deactivate the electrosurgical unit when this energy creates potentially dangerous conditions. The Company's sales to date have been made principally in the United States and have been made primarily to one customer for the past two fiscal years. During the three months ended June 30, 1997, sales to this customer were not significant.

The Company has incurred losses since its inception and has an accumulated deficit of $7,975,122 at June 30, 1997. During fiscal year 1997, the formerly exclusive distributor of the Company's products did not purchase products from the Company in sufficient amounts to maintain the distributor's exclusivity. As a result, the sales, marketing and market development activities conducted by this distributor have now become the responsibility of the Company. The Company's operations are subject to certain risks and uncertainties, which include the following: Commercial acceptance of the Company's products will have to occur in the marketplace, in significant volumes, before the Company can attain profitable operations; the possibility of continued substantial operating losses; the need to develop a distribution channel for the Company's products; current and potential competitors with greater financial, technical and marketing resources; management's plans for growth and expansion; and the Company's limited manufacturing experience for large-scale production. In addition, a class action lawsuit regarding the Company's initial public offering was filed against the Company and certain individuals associated with the Company on June 4, 1997. The Company believes that the claims are without merit and intends to vigorously defend itself against the claims filed (See Part II, Item 1).

As discussed above, in September 1995, the Company entered into an exclusive Distribution Agreement for the Company's products with Valleylab Inc., a part of Hospital Products Group of Pfizer, Inc. ("Valleylab"). The terms of this agreement required Valleylab to purchase minimum amounts of the Company's products in specified time frames, in order to maintain exclusivity.

Valleylab did not meet the minimum purchase requirements for calendar year 1996, and the agreement has now become non-exclusive for the remainder of its term through 1999.

During the first quarter of fiscal year 1997, sales to Valleylab accounted for essentially all of the Company's revenue. Sales to Valleylab in the first quarter of fiscal year 1998 were not material.


(2)  INITIAL PUBLIC OFFERING

In June 1996, the Company completed an initial public offering (IPO) of 1,200,000 shares of its common stock at a price per share of $10.50, of which all shares were sold by the Company. After underwriting discounts, commissions and other expenses, net proceeds to the Company from the offering were approximately $11.4 million.

In connection with the IPO, the Company sold, for a nominal purchase price, a five-year warrant to purchase up to 120,000 shares of common stock, exercisable at 120% of the initial offering price, or $12.60 per share. In accordance with Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," the fair value of the warrant sold is estimated using an option-pricing model. In accordance with SFAS No. 123, the option-pricing model takes into account as of the date the warrant is issued the exercise price, life of the warrant, current price of the common stock, expected common stock volatility and the risk-free interest rate for the expected term of the warrant. Based on this valuation methodology, the Company has recorded the fair value of the warrant sold at $290,400. The difference between the fair value of the warrant and the nominal purchase price has been recorded as a deduction from the net proceeds to the Company from the offering.


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

     SHORT-TERM INVESTMENTS

As required under Statement of Financial Accounts Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS
115) management determines the appropriate classification of its investments in debt securities at the time of purchase. At June 30, 1997, the Company's short-term investments consist primarily of government securities which the Company classifies as held-to-maturity.

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

     INVENTORY

Inventory consists primarily of component parts and raw materials, and is valued at the lower of cost (first-in, first-out basis) or market. Inventory consists of the following:

                                                 June 30,       March 31,
                                                   1997           1997
                                                ---------       --------
          Raw materials                          $290,410       $266,299
          Work in process                         159,327        225,353
          Finished goods                          222,312        132,640
                                                ---------       --------
                                                  672,049        624,292
          Less-Reserve for obsolescence           (65,349)      (102,596)
                                                ---------       --------
                                                 $606,700       $521,696
                                                ---------       --------
                                                ---------       --------

     INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. SFAS No. 109 requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets have been completely offset by a valuation allowance because the realization criteria set forth in SFAS 109 are not currently satisfied, primarily due to the Company's history of operating losses.

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

     LOSS PER COMMON SHARE AND COMMON EQUIVALENT SHARE

Loss per common share and common equivalent share for all fiscal years presented is computed using the sum of the weighted average number of shares of common stock and common stock equivalent shares from common stock options and warrants. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock and common stock equivalent shares issued by the Company during the period beginning twelve months prior to the filing of the Company's initial public offering at prices significantly below the public offering price have been included in the earnings per share calculation as if they were outstanding for all periods prior to the initial public offering (using the treasury stock method and the initial public offering price of $10.50 per share for stock options and warrants) regardless of whether they are antidilutive. Options and warrants for the Company's common stock issued other than in this one-year period have been excluded as they are antidilutive. For the first quarter of fiscal years 1997, (subsequent to the effective date of the IPO) and 1998, the Company has reported earnings per share in accordance with Accounting Principles Board Opinion No. 15, "Earnings per Share".

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

Because of seasonal and other factors including the continuing development of the sales force and the changes in management discussed in Item 2, Historical Perspective and Outlook, and Results of Operations, General and Administrative Expenses, the results of operations for the quarter ended June 30, 1997, should not be taken as an indication of the results of operations for all or any part of the balance of the year.

On June 4, 1997, as discussed more fully in Part II, Item 1, a class action lawsuit was filed naming the Company and certain individuals associated with the Company as defendants. The Company believes that the claims of such lawsuit are without merit, and intends to defend itself vigorously against such claims.

(5)  MANAGEMENT'S REPRESENTATIONS

The condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report to the Securities Exchange Commission, filed on form 10-KSB on June 30, 1997.

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
           AND RESULTS OF OPERATIONS

     GENERAL

The Company manufactures and markets a line of proprietary electrosurgical products that are designed to provide greater safety to patients who undergo minimally invasive electrosurgery (MIS). The Company believes that its patented Electroshield-Registered Trademark- Monitoring System offers surgeons significant advantages compared to other electrosurgical systems in use because of its ability to monitor dynamically for stray electrical energy out of the view of the surgeon during MIS procedures. The Company has received three FDA Form 510(k) notifications for its products and obtained patent protection for its products' basic shielding and monitoring features.

In September 1995, the Company entered into an exclusive worldwide Distribution Agreement (the "Agreement") with Valleylab, part of the Hospital Products Group of Pfizer, Inc., pursuant to which Valleylab was required to make minimum purchases through calendar year 1998 in order to retain its exclusive distribution rights. Valleylab did not meet its minimum purchase requirements in calendar 1996 and the Agreement has become a non-exclusive distribution arrangement for calendar year 1997. To supplement the Valleylab distribution resources, the Company has hired and trained a direct sales force, and has begun to contract with a network of independent sales representative organizations across the U.S. In addition, the Company has engaged a specialized marketing communications firm to broaden the awareness of the hazards inherent in monopolar electrosurgery.

The Company recognizes that market awareness and acceptance of the hazards inherent in monopolar electrosurgery and acceptance of the Company's products to address such hazards has been slower to occur than the Company had believed would be the case. The Company has modified its marketing strategies, including the engagement of the marketing communications firm referred to above and the significant expansion of the Company's sales and marketing functions, to address the issues of market acceptance of the technology. The Company has also undertaken efforts to broaden the product line offerings beyond the original EM-2 product and its accessories. The Company is developing a line of disposable products, and intends to explore product development and acquisition opportunities from third parties.

The Company recognizes that its efforts to develop its own sales force, including both direct sales representatives and independent representative organizations, will require increased use of cash and additional management resources beyond those which were necessary while Valleylab had an exclusive right to distribute the Company's products. The Company believes that it has sufficient cash resources on hand to successfully complete the development of the sales force, and that it has attracted and can continue to attract the additional human resources necessary to manage the development of the sales force, the increased marketing efforts, and the general growth of the business. There can be no assurance however, that the Company's efforts in this area will result in increased revenues or the achievement of profitability.

As more fully discussed in Part II, Item 1, a class action lawsuit has been filed in the United States District Court in Minnesota. While the Company believes that this suit is without merit, defense against such suit will take management time, legal resources and could result in significant expenditures. Should the lawsuit result in a significant payment to the plaintiff(s) or significant legal fees, such payments could have a material adverse impact on the Company's liquidity.

Statements herein that are not historical facts, including statements about the Company's strategies and expectations about new and existing products, technologies and opportunities, market and industry segment growth, demand and acceptance of new and existing products, and return on investments in products and markets are forward looking statements that involve substantial risks.

     HISTORICAL PERSPECTIVE AND OUTLOOK

The Company was organized in February 1991. During its first two years, the Company developed the EM-2 Electronic Monitor and adaptive sheaths to work with traditional electrosurgical instruments. During this period, the Company applied for patents with the United States Patent Office and conducted clinical trials. In 1993, the Company hired a vice president of sales and marketing and recruited clinical sales specialists. The Company also continued work on its patent applications and formulated development plans for shielded hinged tip and fixed tip electrosurgical instruments. As this development program proceeded it became apparent that the merging of electrical and mechanical engineering skills in the instrument development process for the Company's patented, integrated electrosurgical instruments was more difficult than was expected at first. As a result, the development of the instruments with the Electroshield-Registered Trademark- Active Electrode Monitoring (AEM-Registered Trademark-) technology was not completed until 1995. The Company introduced integrated instruments for the Electroshield-Registered Trademark- Monitoring System (EMS) in November 1995.

The installed base of the Company's EM-2 Electronic Monitor has continued to increase since the introduction of the product in 1994. The Company believes such installed base has the potential for increasing as the new sales representatives of the Company become familiar with the EMS and sell the system to their customers. The approximate number of EM-2 Electronic Monitors sold were 567 and 257 in the fiscal years ended March 31, 1996 and 1997, respectively. The Company expects that the sales of electrosurgical instruments and accessories should increase as additional EM-2 Electronic Monitors are installed. The Company continues to devote resources to increasing market awareness of the inherent hazards of monopolar electrosurgery. There can be no assurance, however, as to the rate of market acceptance of the EMS. Given the system's short history of usage, the Company cannot predict the rate of its electrosurgical instrument sales. As a result of the lack of immediate market acceptance of the EM-2+ EMS, the Company has broadened its R&D efforts to reduce its dependence on products involving AEM-Registered Trademark- technology.

The Company believed that the most cost effective way to educate the market to the hazards of monopolar electrosurgery and to generate significant revenues for the Company was to supplement a direct sales effort with the Valleylab sales force. As noted above, this Agreement did not meet its objectives and the Company has taken steps to develop its own direct sales force, made up of Company employees and independent sales representative organizations, which together provide market presence in most of the major market areas in the United States. In addition, the Company has hired a Chief Executive Officer with substantial experience in the medical device industry. The Company believes that such measures, along with increased marketing efforts and the introduction of new products, will provide the basis for increased revenues and will ultimately lead to profitable operations. The Company believes that selling the Company's products directly will generate additional gross profits as the Company will be capturing the margins formerly recorded by the Company's distributor. Management does not expect that profitable revenue levels will be reached in fiscal year 1998, and there can be no assurance that these measures, or any others that the company may adopt, will result in either increased revenues or profitable operations.

The Company has incurred losses from operations since inception and has an accumulated deficit of $7,975,122 as of June 30, 1997. Due to the need to continue the development and training of a sales and distribution network the Company believes that it may continue to operate at a net loss for several quarters. The Company believes its results of operations may fluctuate on a quarterly basis as a result of the size and frequency of sales through the independent sales network and the development of its internal sales force, resulting in increased sales expenses. Such fluctuations may be significant, and may result in the Company operating at a loss in any one period even after a period of profitability.

     RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996.

NET REVENUES. Revenues for the three months ended June 30, 1997, were $311,564, compared to $413,642 for the three months ended June 30, 1996, a decrease of 25%. The decrease is attributable to the Company developing its own sales and marketing efforts to replace those provided by Valleylab in the first quarter of fiscal year 1997. The Company anticipates revenue growth for the fiscal year ended March 31, 1998 ("Fiscal Year 1998") compared to fiscal year 1997 as the Company's efforts to develop an independent sales force and marketing program mature and result in increased market coverage and increased sales. The company also expects to introduce new products during fiscal year 1998 which are expected to contribute to increased revenues. There can be no assurance, however, that the Company's sales and marketing efforts will lead to increased revenues, or that the new products will find adequate market acceptance to generate significant revenues.

GROSS PROFIT. The gross profit for the three months ended June 30, 1997, of $36,601 decreased by $67,524 (65%) from the three months ended June 30, 1996 gross profit of $104,126. Gross profit as a percentage of revenue (Gross Margin) decreased from 25% for the three months ended June 30, 1996 to 12% in the three months ended June 30, 1997. Gross profit and gross margin can be expected to fluctuate from quarter to quarter, as a result of product sales mix and sales volume. Gross margins are expected to be higher at higher levels of production and sales. These higher gross margins are currently not being achieved because of the expenses related to manufacturing capacity, which is currently underutilized due to the reduced levels of product revenues and other, generally fixed, manufacturing costs.

SALES AND MARKETING EXPENSES. Sales and marketing expenses of $561,739 for the three months ended June 30, 1997 increased by $378,512 (a 206% increase) compared to $183,227 for the three months ended June 30, 1996. The increase is the result of the Company's efforts to develop its own direct sales force and group of independent sales representatives after the exclusive distribution agreement with Valleylab converted to a non-exclusive arrangement. The Company believes that sales and marketing expenses will decrease as a percentage of net revenue with increasing sales volume. There can be no assurance, however, that such decrease will occur.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $253,011 (163%) from $155,568 for the three months ended June 30, 1996 to $408,579 for the three months ended June 30, 1997. This increase was primarily due to the addition of a Chief Executive Officer, the replacement of the Chief Financial Officer, and increased legal expenses, primarily related to the shareholder lawsuit filed in June of 1997. (See Part II, Item 1).

RESEARCH AND DEVELOPMENT. Research and development expenses increased to $209,674 from $126,702 for the three months ended June 30, 1996, a 65% increase, reflecting the Company's ongoing product development efforts related to both the current product line and new products which are anticipated to be introduced in fiscal year 1998.

     LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its cash requirements principally through sales of Common Stock which approximated $17.1 million through June 30, 1997, and, to a substantially lesser degree, funds provided by sales of the Company's products. In the first quarter of Fiscal Year 1997, the Company completed its initial public offering, raising net proceeds of $11.4 million, and raised an additional $585,000 in cash from the exercise of warrants issued in connection with previous sales of Common Stock. Historically, these funds have been used for working capital and general corporate purposes including research and development. The Company may use working capital to build inventories, to ensure that orders can be filled in a timely manner, to support the sales efforts of the Company's sales force and to accommodate anticipated growth. While net proceeds from the Company's initial public offering are currently invested primarily in money market instruments and government securities, the Company may also use a substantial portion of the net proceeds for the acquisition or development of complementary products or businesses, if such acquisition or development opportunities arise. The Company currently has no understanding, commitment or agreement with respect to any such acquisition or development program.

Capital expenditures historically have been relatively minor, and have consisted of specialized equipment, manufacturing equipment, office equipment and leasehold improvements. The Company anticipates that its cash on hand will be sufficient to fund its operations, working capital and capital requirements for at least the next twelve months.

     INCOME TAXES

Net operating loss carryforwards totaling approximately $6.3 million are available to reduce taxable income as of June 30, 1997. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the year 2006. The Company has not paid income taxes since its inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year, if certain events occur, including changes in ownership interests. The Company has established a valuation allowance for the entire amount of its deferred tax asset since inception due to its history of operating losses.

PART II.  OTHER INFORMATION

     ITEM 1 - LEGAL PROCEEDINGS

On June 4, 1997 a class action lawsuit was filed in the United States District Court for the District of Minnesota against the Company, the members of the Board of Directors as of the date of the Company's initial public offering, and John G. Kinnard and Company, Inc., the underwriter of the Company's initial public offering. The complaint was filed by Avron Gart, a former shareholder of the Company, individually and on behalf of all others similarly situated. The complaint alleges that the Company's Registration Statement which became effective on or about June 25, 1996, of which the prospectus was a part, was materially false and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements therein not misleading, and failed to disclose adequately material facts.

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

The Company intends to vigorously defend itself against this litigation. The lawsuit may have a material adverse effect on the business and financial condition of the Company in terms of legal fees and costs incurred to defend the claims, the possibility of an award of damages, and of the loss of management time needed to deal with the lawsuit.

     ITEM 2 - CHANGES IN SECURITIES

                (a) On May 5, 1997 the Company granted its new President and Chief Executive Officer, Patrick F. Crane, a 22,222 share stock bonus. This transaction was exempt from registration under the Securities Act of 1933 by virtue of the provisions of Section 4(2) thereof.

     ITEM 3 - Not Applicable

     ITEM 4 - Not Applicable

     ITEM 5 - Not Applicable

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

                    11 - Computation of Net Income (Loss) per Common Share and Common Equivalent Share.

                    27  - Financial Data Schedule.

               (b) The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 1997.

                                    SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Electroscope has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




               Name                Title                              Date
   ---------------------  ----------------------------------    ---------------


    /s/ Karl D. Hawkins       Chief Financial Officer            August 4, 1997
     Karl D. Hawkins          (Principal Accounting Officer)

                                  EXHIBIT INDEX




                                                                 Sequentially
          Exhibit No.                   Description              Numbered Page
   ---------------------  ----------------------------------    ---------------

               11        Computation of Net Income (Loss) per
                         Common Share and Common Equivalent Share     19


               27        Financial Data Schedule                      20