Form 10QSB
period 1997-09-30
ELECTROSCOPE INC
filed 1997-10-30
CIK 930775

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997


             For the transaction period from __________ to________

                      Commission file number     0-28604
                                              ----------

                              ELECTROSCOPE, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           COLORADO                                     84-1162056
--------------------------------          ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

                  4828 STERLING DRIVE, BOULDER, COLORADO  80301
                  ---------------------------------------------
                    (Address of principal executive offices)

         REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (303) 444-2600
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
YES   X            NO
    -----             -----

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE:

          COMMON STOCK, NO PAR VALUE                  SHARES  5,383,507
          --------------------------         ---------------------------------
                     Class                   (outstanding at October 24, 1997)

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

YES                NO   X
    -----             -----

                              ELECTROSCOPE, INC.

                                  FORM 10-QSB

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1997


                                     INDEX

                                                                          Page
                                                                         Number
                                                                         ------

PART I.   FINANCIAL INFORMATION

   ITEM 1 - Condensed Interim Financial Statements                           3
          - Condensed Balance Sheets as of September 30,
              1997 and March 31, 1997                                        3
          - Condensed Statements of Operations for
              the Three Months Ended September 30, 1997 and 1996             4
          - Condensed Statements of Operations for
              the Six Months Ended September 30, 1997 and 1996               5
          - Condensed Statements of Cash Flows for
               the Six Months Ended September 30, 1997 and 1996              6
          - Notes to Condensed Interim Financial
               Statements                                                    7

   ITEM 2 - Management's Discussion and Analysis
              of Financial Condition and Results of Operations              11

PART II.  OTHER INFORMATION

   ITEM 1   Legal Proceedings                                               16

   ITEM 2 - Changes in Securities                                           16

   ITEM 4 - Submission of Matters to a Vote of Security Holders             17

   ITEM 6 - Exhibits and Reports on Form 8-K                                17

   SIGNATURES                                                               18

   EXHIBIT INDEX                                                            19

PART I.   FINANCIAL INFORMATION

ITEM 1 -  CONDENSED INTERIM FINANCIAL STATEMENTS

                              ELECTROSCOPE, INC.

                           CONDENSED BALANCE SHEETS

                                                               September 30,    March 31,
                                                                    1997          1997
                                                               -------------   -----------
                                                                (Unaudited)
                                ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                     $ 4,603,498    $   527,015
  Short-term investments                                          2,989,740      9,631,427
  Accounts receivable, net of allowance for doubtful
    accounts of $10,000 and $25,000, respectively                   183,743        155,446
  Inventory, net of reserve for obsolescence of $92,943
    and $102,596, respectively                                      691,002        521,696
  Prepaid expenses                                                   68,012        110,777
                                                                -----------    -----------
          Total current assets                                    8,535,995     10,946,361
                                                                -----------    -----------
EQUIPMENT, at cost:
  Furniture, fixtures and equipment                                 647,952        503,871
  Less - Accumulated depreciation                                  (321,145)      (258,983)
                                                                -----------    -----------
          Equipment, net                                            326,807        244,888
                                                                -----------    -----------
PATENTS, net of accumulated amortization
  of $10,550 and $9,270 respectively                                148,695        138,078
OTHER ASSETS                                                         11,450         11,450
                                                                -----------    -----------
          Total assets                                          $ 9,022,947    $11,340,777
                                                                -----------    -----------
                                                                -----------    -----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                              $   246,463    $   327,682
  Accrued compensation                                              136,996        155,908
  Other accrued liabilities                                         244,135        454,295
  Customer deposits                                                  15,737         20,223
  Other current liabilities                                           6,639          6,639
                                                                -----------    -----------
          Total current liabilities                                 649,970        964,747
                                                                -----------    -----------
LONG-TERM LIABILITIES:
    Other long-term liabilities                                      14,273         17,593
                                                                -----------    -----------
          Total long-term liabilities                                14,273         17,593
COMMITMENTS AND CONTINGENCIES (Notes 1 and 4)

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value, 10,000,000 shares
    authorized, no shares outstanding                                                                  -            -
  Common stock, no par value, 100,000,000 shares authorized,
    5,383,507 and 5,389,986 shares outstanding, respectively     16,941,317     16,997,282
  Warrants to purchase common stock                                 290,400        290,400
  Accumulated deficit                                            (8,873,013)    (6,929,245)
                                                                -----------    -----------
          Total shareholders' equity                              8,358,704     10,358,437
                                                                -----------    -----------
          Total liabilities and shareholders' equity            $ 9,022,947    $11,340,777
                                                                -----------    -----------
                                                                -----------    -----------

           The accompanying notes are an integral part of these balance sheets.

                                ELECTROSCOPE, INC.


                      CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                     For the Three Months
                                                      Ended September 30,
                                                   ------------------------
                                                      1997          1996
                                                   -----------   ----------

REVENUE, net                                       $   329,179   $  359,287

COST OF SALES                                          312,323      315,330
                                                   -----------   ----------
          Gross profit                                  16,856       43,957
                                                   -----------   ----------
OPERATING EXPENSES:
  Sales and marketing                                  497,567      237,550
  General and administrative                           340,674      187,937
  Research and development                             180,105      159,128
                                                   -----------   ----------
          Total operating expenses                   1,018,346      584,615
                                                   -----------   ----------

INCOME (LOSS) FROM OPERATIONS                       (1,001,490)    (540,658)

OTHER INCOME:
  Interest income                                      110,690      164,065
  Other income (expense)                                (7,090)       4,630
                                                   -----------   ----------
NET INCOME (LOSS)                                  $  (897,890)  $ (371,963)
                                                   -----------   ----------
                                                   -----------   ----------
NET INCOME (LOSS) PER SHARE (Note 3):
  Net income (loss) per common share and
    common equivalent share                        $     (0.17)  $    (0.07)
                                                   -----------   ----------
                                                   -----------   ----------
  Shares used in computing net income (loss) per
    common share and common equivalent share         5,368,007    5,295,253
                                                   -----------   ----------
                                                   -----------   ----------

    The accompanying notes are an integral part of these statements.

                                ELECTROSCOPE, INC.


                      CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                      For the Six Months
                                                      Ended September 30,
                                                   ------------------------
                                                       1997         1996
                                                   -----------   ----------

REVENUE, net                                       $   640,743   $  772,929

COST OF SALES                                          587,285      624,846
                                                   -----------   ----------
          Gross profit                                  53,458      148,083
                                                   -----------   ----------
OPERATING EXPENSES:
  Sales and marketing                                1,059,306      420,777
  General and administrative                           749,254      343,505
  Research and development                             389,779      285,830
                                                   -----------   ----------
          Total operating expenses                   2,198,339    1,050,112
                                                   -----------   ----------
INCOME (LOSS) FROM OPERATIONS                       (2,144,881)    (902,029)

OTHER INCOME:
  Interest income                                      223,639      172,860
  Other income (expense)                               (22,524)      11,889
                                                   -----------   ----------
NET INCOME (LOSS)                                  $(1,943,766)  $ (717,280)
                                                   -----------   ----------
                                                   -----------   ----------
NET INCOME (LOSS) PER SHARE (Note 3):
  Net income (loss) per common share and common
    equivalent share                               $     (0.36)  $    (0.15)
                                                   -----------   ----------
                                                   -----------   ----------
  Shares used in computing net income (loss) per
    common share and common equivalent share         5,371,479    4,753,035
                                                   -----------   ----------
                                                   -----------   ----------

       The accompanying notes are an integral part of these statements.

                              ELECTROSCOPE, INC.


                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                         For the Six Months
                                                         Ended September 30,
                                                     ---------------------------
                                                        1997            1996
                                                     ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                   $(1,943,766)  $   (717,280)
 Adjustments to reconcile net income (loss) to
  net cash used in operating activities-
   Depreciation and amortization                          93,770         42,757
   Amortization of discount                             (130,569)           ---
   Common stock issued in lieu of cash                   100,750            ---
   Inventory Reserves                                     (9,653)           ---
   Changes in operating assets and liabilities-
    Accounts receivable                                  (28,297)       (77,302)
    Inventory                                           (159,653)        97,885
    Accrued Interest and other current assets             42,765       (225,963)
    Other assets                                             ---         24,959
    Accounts payable                                     (81,219)       (32,008)
    Accrued compensation and other accrued
     liabilities                                        (229,072)       (65,242)
    Customer deposits                                     (4,486)       (85,360)
    Deferred revenue                                         ---        (12,909)
    Other liabilities                                     (3,320)        (3,520)
                                                     ------------  ------------
      Net cash used in operating activities           (2,352,750)    (1,053,983)
                                                     ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of equipment                                 (174,411)       (50,436)
 Patent costs                                            (11,897)       (14,415)
 Purchases of short-term investments                  (1,611,743)   (10,469,748)
 Sale of short-term investments                        8,383,999           ---
                                                     ------------  ------------
      Net cash provided by (used in) investing
        activities                                     6,585,948    (10,534,599)
                                                     ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                       ---    13,224,552
 Repurchase of common stock                             (156,715)           ---
 Proceeds from issuance of warrants                           ---            50
 Stock issuance costs                                         ---    (1,346,812)
                                                     ------------  ------------
      Net cash (used in) provided by financing
        activities                                      (156,715)    11,877,790
                                                     ------------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   4,076,483        289,208

CASH AND CASH EQUIVALENTS, beginning of period           527,015        538,708
                                                     ------------  ------------
CASH AND CASH EQUIVALENTS, end of period             $ 4,603,498   $    827,916
                                                     ------------  ------------
                                                     ------------  ------------



       The accompanying notes are an integral part of these statements.

                              ELECTROSCOPE, INC.


                NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1997
                                  (Unaudited)


(1)  ORGANIZATION AND NATURE OF BUSINESS

Electroscope, Inc. (the "Company") was incorporated as a Colorado corporation on February 1, 1991. The Company designs, develops, manufactures and markets a patented monopolar electrosurgical shielding system and integrated surgical instruments, which are designed to provide greater safety to patients who undergo laparoscopic surgery. The products can be used with most electrosurgical instruments available today in the USA. It has also developed and is marketing its own line of integrated, shielded, five millimeter diameter electrosurgical instruments which incorporate the Company's proprietary technology. These products monitor for stray electrical energy during laparoscopy and deactivate the electrosurgical unit when this energy creates potentially dangerous conditions. At the end of the three months ended September 30, 1997 the Company introduced a disposable scissors product. The Company's sales to date have been made principally in the United States and have been made primarily to one customer for the past two fiscal years. During the six months ended September 30, 1997, sales to this customer were not significant.

The Company has incurred losses since its inception and has an accumulated deficit of $8,873,013 at September 30, 1997. During fiscal year 1997, which ended March 31, 1997, the formerly exclusive distributor of the Company's products did not purchase products from the Company in sufficient amounts to maintain the distributor's exclusivity. As a result, the sales, marketing and market development activities conducted by this distributor have now become the responsibility of the Company. The Company's operations are subject to certain risks and uncertainties, which include the following:
Commercial acceptance of the Company's products will have to occur in the marketplace, in significant volumes, before the Company can attain profitable operations; the possibility of continued substantial operating losses; the need to develop a distribution channel for the Company's products; current and potential competitors with greater financial, technical and marketing resources; management's plans for growth and expansion; and the Company's limited manufacturing experience for large-scale production. In addition, a class action lawsuit regarding the Company's initial public offering was filed against the Company and certain individuals associated with the Company on June 4, 1997. The Company believes that the claims are without merit and intends to vigorously defend itself against the claims filed (See Part II, Item 1, Legal Proceedings).

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

During the second quarter of fiscal year 1997, sales to Valleylab accounted for essentially all of the Company's revenue. Sales to Valleylab in the second quarter of fiscal year 1998 were not significant.

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

     SHORT-TERM INVESTMENTS

As required under Statement of Financial Accounts Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS
115) management determines the appropriate classification of its investments in debt securities at the time of purchase. At September 30, 1997, the Company's short-term investments consist primarily of government and corporate securities which the Company classifies as held-to-maturity.

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

       INVENTORY

Inventory consists primarily of component parts and raw materials, and is valued at the lower of cost (first-in, first-out basis) or market. Inventory consists of the following:

                                          September 30,      March 31,
                                              1997             1997
                                          -------------      ---------
          Raw materials                    $198,703          $266,299
          Work in process                   236,457           225,353
          Finished goods                    348,785           132,640
                                           --------          --------
                                            783,945           624,292
          Less- Reserve for obsolescence    (92,943)         (102,596)
                                           --------          --------
                                           $691,002          $521,696
                                           --------          --------
                                           --------          --------

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

     LOSS PER COMMON SHARE AND COMMON EQUIVALENT SHARE

Loss per common share and common equivalent share for all fiscal years presented is computed using the sum of the weighted average number of shares of common stock and common stock equivalent shares from common stock options and warrants. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock and common stock equivalent shares issued by the Company during the period beginning twelve months prior to the filing of the Company's initial public offering at prices significantly below the public offering price have been included in the earnings per share calculation as if they were outstanding for all periods prior to the initial public offering (using the treasury stock method and the initial public offering price of

$10.50 per share for stock options and warrants) regardless of whether they are antidilutive. Options and warrants for the Company's common stock issued other than in this one-year period have been excluded as they are antidilutive. For the first and second quarters of fiscal years 1997, (subsequent to the effective date of the IPO) and 1998, the Company has reported earnings per share in accordance with Accounting Principles Board Opinion No. 15, "Earnings per Share".

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

Because of seasonal and other factors including the continuing development of the sales force and the changes in management discussed in Item 2, Historical Perspective and Outlook, Results of Operations, the results of operations for the quarter ended September 30, 1997, should not be taken as an indication of the results of operations for all or any part of the balance of the year.

On June 4, 1997, as discussed more fully in Part II, Item 1, Legal Proceedings, a class action lawsuit was filed naming the Company and certain individuals associated with the Company as defendants. The Company believes that the claims of such lawsuit are without merit, and intends to defend itself vigorously against such claims.

(5)  MANAGEMENT'S REPRESENTATIONS

The condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report to the Securities Exchange Commission, for the fiscal year ended March 31, 1997, filed on Form 10-KSB.

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

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In September 1995, the Company entered into an exclusive worldwide Distribution Agreement (the "Agreement") with Valleylab, part of the Hospital Products Group of Pfizer, Inc., pursuant to which Valleylab was required to make minimum purchases through calendar year 1998 in order to retain its exclusive distribution rights. Valleylab did not meet its minimum purchase requirements in calendar 1996 and the Agreement has become a non-exclusive distribution arrangement for calendar year 1997. To replace the Valleylab distribution resources, the Company has hired and trained a direct sales force, and has begun to contract with a network of independent sales representative organizations across the U.S. In addition, the Company has engaged a specialized marketing communications firm to broaden the awareness of the hazards inherent in monopolar electrosurgery.

The Company recognizes that market awareness and acceptance of the hazards inherent in monopolar electrosurgery and acceptance of the Company's products to address such hazards has been slower to occur than the Company had believed would be the case. The Company has modified its marketing strategies, including the engagement of the marketing communications firm referred to above and the significant expansion of the Company's sales and marketing functions, to address the issues of market acceptance of the technology. The Company has also undertaken efforts to broaden the product line offerings beyond the original EM-2 product and its accessories. The Company is developing a line of disposable products, introduced the first of such disposable products at the end of the second quarter of Fiscal Year 1998 and intends to explore additional product development and acquisition opportunities from third parties.

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

As more fully discussed in Part II, Item 1, Legal Proceedings, a class action lawsuit has been filed in the United States District Court in Minnesota. While the Company believes that this suit is without merit, defense against such suit will take management time, legal resources and could result in significant expenditures. Should the lawsuit result in a significant payment to the plaintiff(s) or significant legal fees beyond the coverage of such fees provided by insurance carried by the Company, such payments could have a material adverse impact on the Company's liquidity.

Statements herein that are not historical facts, including statements about the Company's strategies and expectations about new and existing products, technologies and opportunities, market and industry segment growth, demand and acceptance of new and existing products, and return on investments in products and markets are forward looking statements that involve substantial risks.

     HISTORICAL PERSPECTIVE AND OUTLOOK

The Company was organized in February 1991. During its first two years, the Company developed the EM-2 Electronic Monitor and adaptive sheaths to work with traditional electrosurgical instruments. During this period, the Company applied for patents with the United States Patent Office and conducted clinical trials. The Company also continued work on its patent applications and formulated development plans for shielded hinged tip and fixed tip electrosurgical instruments. As this development program proceeded it became apparent that the merging of electrical and mechanical engineering skills in the instrument development process for the Company's patented, integrated electrosurgical instruments was more difficult than was expected at first. As a result, the development of the instruments with the Electroshield-Registered Trademark- AEM-Registered Trademark- technology was not completed until 1995. The Company introduced integrated instruments for the Electroshield-Registered Trademark- Monitoring System (EMS) in November 1995.

The installed base of the Company's EM-2 Electronic Monitor has continued to increase since the introduction of the product in 1994. The Company believes such installed base has the potential for increasing as the sales representatives of the Company and the network of independent sales representatives become familiar with the EMS and sell the system to their customers. The approximate number of EM-2 Electronic Monitors sold were 567 and 257 in the fiscal years ended March 31, 1996 and 1997, respectively. The Company expects that the sales of electrosurgical instruments and accessories should increase as additional EM-2 Electronic Monitors are installed. The Company continues to devote resources to increasing market awareness of the inherent hazards of monopolar electrosurgery. There can be no assurance, however, as to the rate of market acceptance of the EMS. Given the system's short history of usage, the Company cannot predict the rate of its electrosurgical instrument sales. As a result of the lack of immediate market acceptance of the EM-2+ EMS, the Company has broadened its R&D efforts to possibly reduce its dependence on products involving AEM technology.

The Company believed that the most cost effective way to educate the market to the hazards of monopolar electrosurgery and to generate significant revenues for the Company was to utilize the Valleylab sales force, supplemented by support from the Company. As noted above, this Agreement did not meet its objectives and the Company has taken steps to develop its own direct sales force, made up of Company employees and independent sales representative organizations, which together provide market presence in most of the major market areas in the United States. In addition, the Company has hired a Chief Executive Officer with substantial experience in the medical device industry. The Company believes that such measures, along with increased marketing efforts and the introduction of new products, will provide the basis for increased revenues and will ultimately lead to profitable operations. The Company believes that selling the Company's products directly will generate additional gross profits as the Company will be retaining the margins formerly recorded by the Company's distributor. Management does not expect that profitable revenue levels will be reached in fiscal year 1998, and there can be no assurance that these measures, or any others that the Company may adopt, will result in either increased revenues or profitable operations.

The Company has incurred losses from operations since inception and has an accumulated deficit of $8,873,013 as of September 30, 1997. Due to the need to continue the development and training of a sales and distribution network the Company believes that it may continue to operate at a net loss for several quarters. The Company believes its results of operations may fluctuate on a quarterly basis as a result of the size and frequency of sales through the independent sales network and the development of its internal sales force, resulting in increased sales expenses. Such fluctuations may be significant, and may result in the Company operating at a loss in any one period even after a period of profitability.

     RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

NET REVENUES. Revenues for the three months ended September 30, 1997, were $329,179, compared to $359,287 for the three months ended September 30, 1996, a decrease of 8%. The decrease is attributable to the Company having to develop its own sales and marketing efforts to replace those provided by Valleylab in the second quarter of fiscal year 1997. The Company anticipates revenue growth for the fiscal year ended March 31, 1998 ("Fiscal Year 1998") compared to fiscal year 1997 as the Company's efforts to develop an independent sales force and marketing program mature and result in increased market coverage and increased sales. The company also expects to introduce new products during fiscal year 1998 which are expected to contribute to increased revenues. There can be no assurance, however, that the Company's sales and marketing efforts will lead to increased revenues, or that the new products will find adequate market acceptance to generate significant revenues.

GROSS PROFIT. Gross profit for the three months ended September 30, 1997 was $16,856, a decrease of $27,101 from the three months ended September 30, 1996 gross profit of $43,957. Gross profit as a percentage of revenue (Gross Margin) decreased from 12.2% for the three months ended September 30, 1996 to 5.1% in the three months ended September 30, 1997. Gross profit and gross margin can be expected to fluctuate from quarter to quarter, as a result of product sales mix and sales volume. Gross margins are expected to be higher at higher levels of production and sales. These higher gross margins are currently not being achieved because of the expenses related to manufacturing capacity, which is currently underutilized due to the reduced levels of product revenues and other, generally fixed, manufacturing costs.

SALES AND MARKETING EXPENSES. Sales and marketing expenses of $497,567 for the three months ended September 30, 1997 increased by $260,017 (a 109% increase) compared to $237,550 for the three months ended September 30, 1996. The increase is the result of the Company's efforts to develop its own direct sales force and group of independent sales representatives after the exclusive distribution agreement with Valleylab converted to a non-exclusive arrangement. The Company is also investing in a significant marketing communications effort to increase market awareness of the hazards inherent in monopolar electrosurgery. The Company believes that sales and marketing expenses will decrease as a percentage of net revenue with increasing sales volume. There can be no assurance, however, that such decrease will occur.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $152,737 (81%) from $187,937 for the three months ended September 30, 1996 to $340,674 for the three months ended September 30, 1997. This increase was primarily due to the addition of a Chief Executive Officer, the hiring of a new Chief Financial Officer, increased legal expenses, primarily related to the shareholder lawsuit filed in June of 1997. (See Part II, Item 1, Legal Proceedings), costs associated with the annual meeting of shareholders and directors compensation.

RESEARCH AND DEVELOPMENT. Research and development expenses increased to $180,105 from $159,128 for the three months ended September 30, 1996, a 13% increase, reflecting the Company's ongoing product development efforts related to both the current product line and new products, one of which was introduced at the end of the quarter ended September 30, 1997, and others which are anticipated to be introduced later in fiscal year 1998.

     LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its cash requirements principally through sales of Common Stock which approximated $17.1 million through September 30, 1997, and, to a substantially lesser degree, funds provided by sales of the Company's products. In the first quarter of Fiscal Year 1997, the Company completed its initial public offering, raising net proceeds of $11.4 million, and raised an additional $585,000 in cash from the exercise of warrants issued in connection with previous sales of Common Stock. Historically, these funds have been used for working capital and general corporate purposes including research and development. The Company may use working capital to build inventories, to ensure that orders can be filled in a timely manner, to support the sales efforts of the Company's sales force and to accommodate anticipated growth. While net proceeds from the Company's initial public offering are currently invested primarily in money market instruments and government securities, the Company may also use a substantial portion of the net proceeds for the acquisition or development of complementary products or businesses, if such acquisition or development opportunities arise. The Company currently has no understanding, commitment or agreement with respect to any such acquisition or development program.

Capital expenditures historically have been relatively minor, and have consisted of specialized equipment, manufacturing equipment, office equipment and leasehold improvements. The Company anticipates that its cash on hand will be sufficient to fund its operations, working capital and capital requirements for at least the next twelve months.

     INCOME TAXES

Net operating loss carryforwards totaling approximately $6.3 million are available to reduce taxable income as of September 30, 1997. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the year 2006. The Company has not paid income taxes since its inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year, if certain events occur, including changes in ownership interests. The Company has established a valuation allowance for the entire amount of its deferred tax asset since inception due to its history of operating losses.

     RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1996.

NET REVENUES. Revenues for the six months ended September 30, 1997, were $640,743, compared to $772,929 for the six months ended September 30, 1996, a decrease of 17%. The decrease is attributable to the Company developing its own sales and marketing efforts to replace those provided by Valleylab in the first six months of fiscal year 1997. The Company anticipates revenue growth for the fiscal year ended March 31, 1998 ("Fiscal Year 1998") compared to fiscal year 1997 as the Company's efforts to develop an independent sales force and marketing program mature and result in increased market coverage and increased sales. The company also expects to introduce new products during fiscal year 1998 which are expected to contribute to increased revenues. There can be no assurance, however, that the Company's sales and marketing efforts will lead to increased revenues, or that the new products will find adequate market acceptance to generate significant revenues.

GROSS PROFIT. Gross Profit for the six months ended September 30, 1997 was $53,458 a decrease of $94,625 from the six months ended September 30, 1996 gross profit of $148,083. Gross profit as a percentage of revenue (Gross Margin) decreased from 19.2% for the six months ended September 30, 1996 to 8.3% in the six months ended September 30, 1997. Gross profit and gross margin can be expected to fluctuate from quarter to quarter, as a result of product sales mix and sales volume.

Gross margins are expected to be higher at higher levels of production and sales. These higher gross margins are currently not being achieved because of the expenses related to manufacturing capacity, which is currently underutilized due to the reduced levels of product sales and other, generally fixed, manufacturing costs.

SALES AND MARKETING EXPENSES. Sales and marketing expenses of $1,059,306 for the six months ended September 30, 1997 increased by $638,529 (a 152% increase) compared to $420,777 for the six months ended September 30, 1996. The increase is the result of the Company's efforts to develop its own direct sales force and group of independent sales representatives after the exclusive distribution agreement with Valleylab converted to a non-exclusive arrangement. In addition, the Company made substantial investments in developing its own marketing programs to replace the marketing efforts of Valleylab. The Company believes that sales and marketing expenses will decrease as a percentage of net revenue with increasing sales volume. There can be no assurance, however, that such decrease will occur.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $405,749 (118%) from $343,505 for the six months ended September 30, 1996 to $749,254 for the six months ended September 30, 1997. This increase was primarily due to the addition of a Chief Executive Officer, the hiring of a new Chief Financial Officer, increased legal expenses, primarily related to the shareholder lawsuit filed in June of 1997. (See Part II, Item 1, Legal Proceedings), costs associated with the annual shareholders meeting, directors compensation and increased spending on regulatory matters associated with new product development.

RESEARCH AND DEVELOPMENT. Research and development expenses increased $103,949 from $285,830 for the six months ended September 30, 1996, a 36% increase, reflecting the Company's ongoing product development efforts related to both the current product line and new products, one of which was introduced at the end of the quarter ended September 30, 1997, and others which are anticipated to be introduced later in fiscal year 1998.

PART II.   OTHER INFORMATION

     ITEM 1      --  LEGAL PROCEEDINGS

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

The Company intends to vigorously defend itself against this litigation. The Company has filed a Motion to Dismiss the suit, and expects a hearing on the motion in the fourth quarter of Fiscal Year 1998. The lawsuit may have a material adverse effect on the business and financial condition of the Company in terms of legal fees and costs incurred to defend the claims, the possibility of an award of damages, and the loss of management time needed to deal with the lawsuit.

     ITEM 2      --  CHANGES IN SECURITIES

                 (a) On August 15, 1997, The Board of Directors approved the issuance of 16,000 shares of common stock as compensation for certain outside directors for the Fiscal Year ended March 31, 1998. The Board also approved the issuance of 15,000 shares of common stock as payment in full for services rendered by a vendor in the prior fiscal year. These transactions were exempt from registration under the Securities Act of 1933 by virtue of the provisions of Section 4(2) thereof.

     ITEM 3      --  Not Applicable

     ITEM 4      --  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             (a) On August 15, 1997 the Annual Meeting of the shareholders of the Company was held. The purpose of the meeting was to elect Directors for the coming year, to approve the adoption of the 1997 Stock Option Plan, and to ratify the appointment of Arthur Andersen LLP as independent public accountants for the Company. Results of the voting were:

                  (1)  To Elect Directors:
                       Name                    Votes For     Votes Withheld
                       ----                    ---------     --------------
                       David C. Auth           4,298,440         14,731
                       Patrick F. Crane        4,298,440         14,731
                       David W. Newton         4,142,803        170,368
                       Roger C. Odell          4,141,603        171,568
                       Donald R. Temple        4,217,882         95,289
                       Joe W. Tippett          4,222,832         90,339
                       Robert D. Tucker        4,293,490         19,681
                       C. Randle Voyles        4,298,435         14,736

                  (2) To Approve the Adoption of the 1997 Stock Option Plan which authorizes options to purchase 800,000 Shares:

                       Votes For:           2,328,791
                       Votes Against:         859,891
                       Abstain:                12,850
                       Not Voted:           1,111,639

                  (3) To Ratify the appointment of Arthur Andersen LLP as independent public accountants for the Company:

                       Votes For:           4,297,198
                       Votes Against:           8,473
                       Abstain:                 7,500

     ITEM 5      --  Not Applicable

     ITEM 6      --  EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits

                 11(a) - Computation of Net Income (Loss) per Common Share and Common Equivalent Share for the Three Months ended September 30, 1997.

                 11(b) - Computation of Net Income (Loss) per Common Share and Common Equivalent Share for the Six Months ended September 30, 1997.

                 27 - Financial Data Schedule.

             (b) The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 1997.

                                  SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Electroscope has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         Name                       Title                        Date
---------------------   --------------------------------   ------------------
 /s/ Karl D. Hawkins        Chief Financial Officer         October 30, 1997
   Karl D. Hawkins       (Principal Accounting Officer)

                                 EXHIBIT INDEX




                                                                  Sequentially
Exhibit No.  Description                                         Numbered Page
-----------  -----------                                         -------------
  11(a)      Computation of Net Income (Loss) per
               Common Share and Common Equivalent Share
               for the three months ended September 30, 1997
               and 1996                                                20

  11(b)      Computation of Net Income (Loss) per
               Common Share and Common Equivalent Share
               For the Six months ended September 30, 1997
               And 1996                                                21


  27         Financial Data Schedule                                   22