Form 10QSB
period 1997-12-31
ELECTROSCOPE INC
filed 1998-02-06
CIK 930775

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1997

             For the transaction period from __________ to________

                      Commission file number 0-28604
                                             -------


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

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (303) 444-2600
      ------------------------------------------------------------------
                          (Issuer's telephone number)

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES   X        NO
    -----         -----

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE:

       COMMON STOCK, NO PAR VALUE                    5,383,507 SHARES
       --------------------------            ---------------------------------
               Class                         (outstanding at January 30, 1998)

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

YES            NO   X
    -----         -----

                              ELECTROSCOPE, INC.

                                  FORM 10-QSB

                    FOR THE QUARTER ENDED DECEMBER 31, 1997


                                     INDEX

                                                                         Page
                                                                        Number
                                                                        ------
PART I.   FINANCIAL INFORMATION

     ITEM 1  -  Condensed Interim Financial Statements                      3
             -  Condensed Balance Sheets as of December 31,
                 1997 and March 31, 1997                                    3
             -  Condensed Statements of Operations for
                 the Three Months Ended December 31, 1997 and 1996          4
                Condensed Statements of Operations for
                 the Nine Months Ended December 31, 1997 and 1996           5
             -  Condensed Statements of Cash Flows for
                 the Nine Months Ended December 31, 1997 and 1996           6
             -  Notes to Condensed Interim Financial Statements             7

     ITEM 2  -  Management's Discussion and Analysis
                 of Financial Condition and Results of Operations          11

PART II.   OTHER INFORMATION

     ITEM 1     Legal Proceedings                                          17

     ITEM 6  -  Exhibits and Reports on Form 8-K                           18

     SIGNATURES                                                            19

     EXHIBIT INDEX                                                         20

PART I    FINANCIAL INFORMATION

ITEM 1 -  CONDENSED INTERIM FINANCIAL STATEMENTS

                              ELECTROSCOPE, INC.

                           CONDENSED BALANCE SHEETS

                                   ASSETS                   December 31,  March 31,
                                                               1997         1997
                                                           -----------   -----------
                                                           (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                $ 4,340,591   $   527,015
  Short-term investments, net                                2,380,600     9,631,427
  Accounts receivable, net of allowance for doubtful
    accounts of $7,500 and $25,000, respectively               144,961       155,446
  Inventory, net of reserve for obsolescence of $140,000
    and $102,596, respectively                                 622,937       521,696
  Prepaid expenses                                              96,677       110,777
                                                           -----------   -----------
      Total current assets                                   7,585,766    10,946,361
                                                           -----------   -----------

EQUIPMENT, at cost:
  Furniture, fixtures and equipment                            616,681       503,871
  Less - Accumulated depreciation                             (339,852)     (258,983)
                                                           -----------   -----------
      Equipment, net                                           276,829       244,888
                                                           -----------   -----------
PATENTS, net of accumulated amortization of $11,190
  and $9,270, respectively                                     152,607       138,078

OTHER ASSETS                                                    11,450        11,450
                                                           -----------   -----------
      Total assets                                         $ 8,026,652   $11,340,777
                                                           -----------   -----------
                                                           -----------   -----------

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                         $    69,268   $   327,682
  Accrued compensation                                         128,474       155,908
  Other accrued liabilities                                    245,848       454,295
  Customer deposits                                              9,150        20,223
  Other current liabilities                                      6,639         6,639
                                                           -----------   -----------
      Total current liabilities                                459,379       964,747
                                                           -----------   -----------
LONG-TERM LIABILITIES:
  Other long-term liabilities                                    6,991        17,593
                                                           -----------   -----------
      Total long-term liabilities                                6,991        17,593
COMMITMENTS AND CONTINGENCIES (Notes 1 and 4)

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value, 10,000,000 shares
    authorized, no shares outstanding                                -             -
  Common stock, no par value, 100,000,000 shares
    authorized, 5,383,507 and 5,389,986 shares
    outstanding, respectively                               16,941,317    16,997,282
  Warrants to purchase common stock                            290,400       290,400
  Accumulated deficit                                       (9,671,435)   (6,929,245)
                                                           -----------   -----------
      Total shareholders' equity                             7,560,282    10,358,437
                                                           -----------   -----------
      Total liabilities and shareholders' equity           $ 8,026,652   $11,340,777
                                                           -----------   -----------
                                                           -----------   -----------

     The accompanying notes are an integral part of these balance sheets.

                              ELECTROSCOPE, INC.


                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                       For the Three Months
                                                        Ended December 31,
                                                       ---------------------
                                                           1997        1996
                                                       -----------  ----------
REVENUE, net                                           $   266,530  $  378,887
COST OF SALES                                              319,360     323,613
                                                       -----------  ----------
      Gross profit                                         (52,830)     55,274
                                                       -----------  ----------
OPERATING EXPENSES:
  Sales and marketing                                      396,329     329,305
  General and administrative                               327,610     272,408
  Research and development                                 122,957     160,565
                                                       -----------  ----------
      Total operating expenses                             846,896     762,278
                                                       -----------  ----------
INCOME (LOSS) FROM OPERATIONS                             (899,726)   (707,004)

OTHER INCOME:
  Interest income                                          101,388     150,162
  Other income (expense)                                       (82)      4,310
                                                       -----------  ----------
NET INCOME (LOSS)                                      $  (798,420) $ (552,532)
                                                       -----------  ----------
                                                       -----------  ----------
NET INCOME (LOSS) PER SHARE (Note 3):
  Net income (loss) per common share and net income
    (loss) per common share - assuming dilution        $     (0.15) $    (0.10)
                                                       -----------  ----------
                                                       -----------  ----------
  Shares used in computing net income (loss) per
    common share and common share - assuming dilution    5,383,507   5,340,820
                                                       -----------  ----------
                                                       -----------  ----------

       The accompanying notes are an integral part of these statements.

                              ELECTROSCOPE, INC.


                      CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                        For the Nine Months
                                                         Ended December 31,
                                                       -----------------------
                                                            1997       1996
                                                       -----------  ----------
REVENUE, net                                           $   907,274  $ 1,151,816

COST OF SALES                                              906,647      948,459
                                                       -----------  -----------
      Gross profit                                             627      203,357
                                                       -----------  -----------
OPERATING EXPENSES:
  Sales and marketing                                    1,455,635      750,082
  General and administrative                             1,076,864      615,913
  Research and development                                 512,737      446,395
                                                       -----------  -----------
      Total operating expenses                           3,045,236    1,812,390
                                                       -----------  -----------
INCOME (LOSS) FROM OPERATIONS                           (3,044,609)  (1,609,033)

OTHER INCOME:
  Interest income                                          325,089      323,022
  Other income (expense)                                  (22,668)       16,199
                                                       -----------  -----------
NET INCOME (LOSS)                                      $(2,742,188) $(1,269,812)
                                                       -----------  -----------
                                                       -----------  -----------
NET INCOME (LOSS) PER SHARE (Note 3):
  Net income (loss) per common share and net income
    (loss) per common share - assuming dilution        $     (0.51) $     (0.26)
                                                       -----------  -----------
                                                       -----------  -----------
  Shares used in computing net income (loss) per
    common share and common share - assuming dilution    5,375,488    4,950,343
                                                       -----------  -----------
                                                       -----------  -----------

       The accompanying notes are an integral part of these statements.

                              ELECTROSCOPE, INC.


                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          For the Nine Months
                                                           Ended December 31,
                                                     ----------------------------
                                                          1997           1996
                                                     -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $ (2,742,188)   $(1,269,812)
  Adjustments to reconcile net income (loss) to
   net cash used in operating activities-
     Depreciation and amortization                        153,437         71,587
     Amortization of discount                            (163,268)      (260,141)
     Common stock issued in lieu of cash                  100,750            ---
     Changes in operating assets and liabilities-
       Accounts receivable                                 10,485        (82,777)
       Inventory                                         (101,241)       178,307
       Prepaid expenses                                    14,100        (34,616)
       Other assets                                           ---         19,997
       Accounts payable                                  (258,414)       (17,413)
       Accrued compensation and other accrued
        liabilities                                      (235,881)       (31,591)
       Customer deposits                                  (11,073)       (96,298)
       Other liabilities                                  (10,602)       (17,562)
                                                     ------------    -----------
         Net cash used in operating activities         (3,243,895)    (1,540,319)
                                                     ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment                                 (181,621)      (145,847)
  Patent costs                                            (16,449)       (29,457)
  Purchases of short-term investments                  (1,611,743)   (19,212,474)
  Sale of short-term investments                        9,023,999      9,965,000
                                                     ------------    -----------
         Net cash provided by (used in) investing
          activities                                    7,214,186     (9,422,778)
                                                     ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                      ---     13,437,053
  Repurchase of common stock                             (156,715)           ---
  Proceeds from issuance of warrants                          ---             50
  Stock issuance costs                                        ---     (1,403,300)
                                                     ------------    -----------
         Net cash (used in) provided by
          financing activities                           (156,715)    12,033,803
                                                     ------------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                            3,813,576      1,070,706

CASH AND CASH EQUIVALENTS, beginning of period            527,015        538,708
                                                     ------------    -----------
CASH AND CASH EQUIVALENTS, end of period             $  4,340,591    $ 1,609,414
                                                     ------------    -----------
                                                     ------------    -----------

       The accompanying notes are an integral part of these statements.

                              ELECTROSCOPE, INC.


                NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

                               DECEMBER 31, 1997
                                  (Unaudited)



(1)  ORGANIZATION AND NATURE OF BUSINESS

Electroscope, Inc. (the "Company") was incorporated as a Colorado corporation on February 1, 1991. The Company designs, develops, manufactures and markets a patented monopolar electrosurgical shielding system and integrated surgical instruments, which are designed to provide greater safety to patients who undergo laparoscopic surgery. The products can be used with most electrosurgical instruments available today in the United States (US). It has also developed and is marketing its own line of integrated, shielded, five millimeter diameter electrosurgical instruments which incorporate the Company's proprietary technology. These products monitor for stray electrical energy during laparoscopy and deactivate the electrosurgical unit when this energy creates potentially dangerous conditions. At the end of the three months ended September 30, 1997, the Company introduced a disposable scissors product.

The Company's sales to date have been made principally in the United States and primarily to one customer from September 1995 through March 31, 1997. During the nine months ended December 31, 1997, sales to this customer were not significant.

The Company has incurred losses since its inception and has an accumulated deficit of $9,671,435 at December 31, 1997. During fiscal year 1997, which ended March 31, 1997, the formerly exclusive distributor of the Company's products did not purchase products from the Company in sufficient amounts to maintain the distributor's exclusivity. As a result, the sales, marketing and market development activities conducted by this distributor have now become the responsibility of the Company. The Company's operations are subject to certain risks and uncertainties, which are discussed in Item 2, Risk Factors Which May Affect Future Performance.

In September 1995, the Company entered into an exclusive Distribution Agreement for the Company's products with Valleylab Inc., a part of the Hospital Products Group of Pfizer, Inc. ("Valleylab"). The terms of this agreement required Valleylab to purchase minimum amounts of the Company's products in specified time frames in order to maintain exclusivity. Valleylab did not meet the minimum purchase requirements for calendar year 1996, and the agreement has now become non-exclusive for the remainder of its term through calendar year 1998. See Part I, Item 2.

During the third quarter of fiscal year 1997, sales to Valleylab accounted for essentially all of the Company's revenue. Sales to Valleylab in the third quarter of fiscal year 1998 were not significant.

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

   SHORT-TERM INVESTMENTS

As required under Statement of Financial Accounts Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS
115) management determines the appropriate classification of its investments in debt securities at the time of purchase. At December 31, 1997, the Company's short-term investments consist primarily of government and corporate securities which the Company classifies as held-to-maturity.

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

   INVENTORY

Inventory consists primarily of component parts and raw materials, and is valued at the lower of cost (first-in, first-out basis) or market. Inventory consists of the following:

                                             December 31,   March 31,
                                                 1997         1997
                                              ----------   ----------
       Raw materials                          $ 523,317    $ 266,299
       Work in process                              ---      225,353
       Finished goods                           239,620      132,640
                                              ---------    ---------
                                                762,937      624,292
       Less- Reserve for obsolescence          (140,000)    (102,596)
                                              ---------    ---------
                                              $ 622,937    $ 521,696
                                              ---------    ---------
                                              ---------    ---------

Due to the nature of the Company's manufacturing process, which features short manufacturing cycle times and substantial reliance on a variety of sub-contractors, the Company has reviewed the classification of its inventories and has reclassified materials previously considered to be Work-In Process to primarily raw materials, including sub-assemblies, and finished goods.

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

   NEW ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board, ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". This statement establishes standards for computing and presenting earnings per share. The Company has adopted this standard for the fiscal quarter ended December 31, 1997. Adoption of the standard has had no material impact on reported earnings per share and required financial statement disclosures.

   LOSS PER COMMON SHARE

Loss per common share and loss per common share - assuming dilution for all fiscal periods presented is computed using the weighted average number of shares of common stock outstanding during the fiscal periods presented. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock and common stock equivalent shares issued by the Company during the period beginning twelve months prior to the filing of the Company's initial public offering at prices significantly below the public offering price have been included in the earnings per share calculation as if they were outstanding for all periods prior to the initial public offering (using the treasury stock method and the initial public offering price of $10.50 per share for stock options and warrants) regardless of whether they are antidilutive. Options and warrants for the Company's common stock issued other than in this one-year period have been excluded as they are antidilutive for the periods presented.

(4)  COMMITMENTS AND CONTINGENCIES

The Company is subject to regulation by the United States Food and Drug Administration ("FDA"). The FDA provides regulations governing the manufacture and sale of the Company's products and regularly inspects the Company and other manufacturers to determine their compliance with these regulations.

Under the terms of the Distribution Agreement, after termination, Valleylab may sell for a period of six months, any inventory of hardware products held by it at the date of termination. In the event of termination, the Company has the obligation to purchase from Valleylab products held in Valleylab's inventory, if any, to the extent such products are salable and non-obsolete and have been received by Valleylab within nine months of the latter of the date of termination or the post-termination sales period. Valleylab has not notified the Company of any intent to terminate the Agreement. See Part I,
Item 2.

Because of seasonal and other factors including the continuing development of the sales force and the changes in management discussed in Item 2, Historical Perspective and Outlook, Results of Operations, the results of operations for the quarter ended December 31, 1997, should not be taken as an indication of the results of operations for all or any part of the balance of the year.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   GENERAL

The Company manufactures and markets a line of proprietary electrosurgical products that are designed to provide greater safety to patients who undergo minimally invasive electrosurgery (MIS). The Company believes that its patented Electroshield-REGISTERED TRADEMARK- Monitoring System offers surgeons significant advantages compared to other electrosurgical systems in use because of its ability to monitor dynamically for stray electrical energy out of the view of the surgeon during MIS procedures. The Company has received three FDA Form 510(k) notifications for these products and obtained patent protection for these products' basic shielding and monitoring features. The Company has also received (as of January 16, 1998) an FDA Form 510(k) notification for a Bi-Polar arthroscopic probe and an additional 510(k) notification for a Bi-Polar Electroscopic Pencil.

In September 1995, the Company entered into an exclusive worldwide Distribution Agreement (the "Agreement") with Valleylab, part of the Hospital Products Group of Pfizer, Inc., pursuant to which Valleylab was required to make minimum purchases through calendar year 1998 in order to retain its exclusive distribution rights. Valleylab did not meet its minimum purchase requirements in calendar 1996 and the Agreement has become a non-exclusive distribution arrangement for calendar year 1997. To replace the Valleylab distribution resources, the Company has contracted with a network of independent sales representative organizations covering approximately 60% of the U.S. The company has also contracted with (as of January 22, 1998) independent distributors in Australia, Taiwan and Canada. In addition, the Company has engaged a specialized marketing communications firm to broaden the awareness of the hazards inherent in monopolar electrosurgery.

The Company recognizes that market awareness and acceptance of the hazards inherent in monopolar electrosurgery and acceptance of the Company's products to address such hazards has been slower to occur than the Company had believed would be the case. The Company has modified its marketing strategies, including the engagement of the marketing communications firm referred to above and the significant expansion of the Company's sales and marketing functions, to address the issues of market acceptance of the technology. The Company has also undertaken efforts to broaden the product line offerings beyond the original EM-2 product and its accessories, with the arthroscopic products referred to above being the first results of that effort.

The Company recognizes that its efforts to develop its own sales force and marketing programs will require increased use of cash and additional management resources beyond those which were necessary while Valleylab had an exclusive right to distribute the Company's products.

As more fully discussed in Part II, Item 1, Legal Proceedings, a class action lawsuit has been filed in the United States District Court in Minnesota. While the Company believes that this suit is without merit, defense against such suit will take management time, legal resources and could result in significant expenditures.

   HISTORICAL PERSPECTIVE

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

The installed base of the Company's EM-2 Electronic Monitor has continued to increase since the introduction of the product in 1994. The approximate number of EM2 and EM2+ Electronic Monitors sold were 567 and 257 in the fiscal years ended March 31, 1996 and 1997, respectively. The Company continues to devote resources to increasing market awareness of the inherent hazards of monopolar electrosurgeryGiven the system's short history of usage, the Company cannot predict the rate of its electrosurgical instrument sales. As a result of the lack of immediate market acceptance of the EMS, the Company has broadened its R&D efforts to possibly reduce its dependence on products involving AEM-Registered Trademark- technology.

The Company believed that the most cost effective way to educate the market to the hazards of monopolar electrosurgery and to generate significant revenues for the Company was to utilize the Valleylab sales force, supplemented by support from the Company. As noted above, this Agreement did not meet its objectives and the Company has taken steps to develop its own direct sales force, made up of Company employees and independent sales representative organizations, which together provide market presence in most of the major market areas in the United States. The Company has also begun to address market opportunities outside the US, signing distribution contracts with independent organizations in Australia and Taiwan in the fiscal quarter ended December 31, 1997 and in Canada in January, 1998. In addition, the Company has hired a Chief Executive Officer with substantial experience in the medical device industry.

   RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1996.

NET REVENUES. Revenues for the three months ended December 30, 1997, decreased by 30% from the three months ended December 31, 1996 to $266,530. The decrease is attributable to the Company continuing to develop its own sales and marketing efforts to replace those provided by Valleylab in the third quarter of fiscal year 1997. During the third quarter of fiscal 1998 the Company's sales force, which had previously been focused on direct sales, was committed to the training of the independent sales representative organizations. This investment in time and resources reduced the amount of time that the sales force dedicated to direct selling and contributed directly to the reduced levels of revenue.

GROSS PROFIT. Costs of Sales for the three months ended December 31, 1997 exceeded revenues by $52,830, as compared to gross profit of $55,274 for the three months ended December 31, 1996. Gross profit as a percentage of revenue (Gross Margin) decreased from 15% for the three months ended December 31, 1996 to a negative percentage in the three months ended December 31, 1997.

SALES AND MARKETING EXPENSES. Sales and marketing expenses for the three months ended December 31, 1997 increased by 20% from the three months ended December 31, 1996 to $396,329. The increase is the result of the Company's efforts to develop its own direct sales force and group of independent sales representatives after the exclusive distribution agreement with Valleylab converted to a non-exclusive arrangement. The Company also invested in a significant marketing communications effort to increase market awareness of the hazards inherent in monopolar electrosurgery.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended December 31, 1997 increased by 20% from the three months ended December 31, 1996 to $327,610. This net increase was primarily due to the addition of a Chief Executive Officer, the hiring of a new Chief Financial Officer, increased legal expenses, primarily related to the shareholder lawsuit filed in June of 1997 (See Part II, Item 1, Legal Proceedings), and also reflects reductions in spending levels in several areas compared to the comparable quarter in fiscal year 1997.

RESEARCH AND DEVELOPMENT. Research and development expenses for the three months ended December 31, 1997 decreased by 23% from the three months ended December 31, 1996 to $122,957. This decrease reflected the transfer of certain engineering projects from development to maintenance status, with correspondingly fewer resources required for the maintenance activity.

   RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1996.

NET REVENUES. Revenues for the nine months ended December 31, 1997 decreased by 21% from the nine months ended December 31, 1996 to $907,274. The decrease is attributable to the Company developing its own sales and marketing efforts to replace those provided by Valleylab in the first nine months of fiscal year 1997.

GROSS PROFIT. Gross Profit for the nine months ended December 31, 1997 was $627, and for the nine months ended December 31, 1996 gross profit was $203,357. Gross profit as a percentage of revenue (Gross Margin) decreased from 18% for the nine months ended December 31, 1996 to Zero % in the nine months ended December 31, 1997.

SALES AND MARKETING EXPENSES. Sales and marketing expenses for the nine months ended December 31, 1997 increased 94% from the nine months ended December 31, 1996 to $1,455,635. The increase is the result of the Company's efforts to develop its own direct sales force and group of independent sales representatives after the exclusive distribution agreement with Valleylab converted to a non-exclusive arrangement. In addition, the Company made substantial investments in developing its own marketing programs to replace the marketing efforts of Valleylab.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended December 31, 1997 increased 75% from the nine months ended December 31, 1996 to $1,076,864. This increase was primarily due to the addition of a Chief Executive Officer, the hiring of a new Chief Financial Officer, increased legal expenses, primarily related to the shareholder lawsuit filed in June of 1997. (See Part II, Item 1, Legal Proceedings), costs associated with the annual shareholders meeting and other expenses related to being a public company, and increased spending on regulatory matters associated with new product development.

RESEARCH AND DEVELOPMENT. Research and development expenses for the nine months ended December 31, 1997 increased by 15% from the nine months ended December 31, 1996 to $512,737, reflecting the Company's ongoing product development efforts, primarily in the first and second quarters of fiscal 1998, related to both the current product line and new products, one of which was introduced at the end of the quarter ended September 30, 1997.

   LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its cash requirements principally through sales of Common Stock which approximated $17.1 million through December 31, 1997, and, to a substantially lesser degree, funds provided by sales of the Company's products. In the first quarter of Fiscal Year 1997, the Company completed its initial public offering, raising net proceeds of $11.4 million, and raised an additional $585,000 in cash from the exercise of warrants issued in connection with previous sales of Common Stock. Historically, these funds have been used for working capital and general corporate purposes including research and development.

Capital expenditures historically have been relatively minor, and have consisted of specialized equipment, manufacturing equipment, office equipment and leasehold improvements.

   INCOME TAXES

Net operating loss carryforwards totaling approximately $9.8 million are available to reduce taxable income as of December 31, 1997. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the year 2006. The Company has not paid income taxes since its inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year, if certain events occur, including changes in ownership interests. The Company has established a valuation allowance for the entire amount of its deferred tax asset since inception due to its history of operating losses.


   OUTLOOK

     Statements contained in this section on Outlook are not historical facts, including statements about the Company's strategies and expectations about new and existing products and market demand and acceptance of new and existing products, technologies and opportunities, market and industry segment growth, and return on investments in products and markets. These statements are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward looking statements. All forward looking statements in this section on Outlook are based on information available to the Company on the date of this document, and the Company assumes no obligation to update such forward looking statements. Readers of this 10-Q are strongly encouraged to review the section entitled "Risk Factors Which May Affect Future Performance".

INSTALLED BASE OF MONITORING EQUIPMENT: The Company believes that the installed base of EM-2+ monitors has the potential for increasing as the network of independent sales representatives and the Company's international distributors become familiar with the EMS and sell the system to their customers. The Company expects that the sales of electrosurgical instruments and accessories should increase as additional EM-2 Electronic Monitors are installed The Company believes that the measures taken to increase the number of sales representatives carrying the AEM-Registered Trademark- product line, along with increased marketing efforts and the introduction of new products, will provide the basis for increased revenues and will ultimately lead to profitable operations. The Company believes that selling the Company's products directly in the US will generate additional gross profits as the Company will be retaining the margins formerly recorded by the Company's distributor. The Company also believes that the investment made in training the network of independent sales representatives will produce substantially higher revenues in the future than could be generated by a direct sales force employed by the Company. Management does not expect that profitable revenue levels will be reached in fiscal year 1998.

   The Company's Agreement with Valleylab allows the Company to terminate the Agreement in the event that Valleylab is sold. Pfizer, Inc., Valleylab's parent company, has announced that Valleylab has been sold to US Surgical Corp., and it is the Company's intent to terminate the Agreement with Valleylab.


PROBABILITY OF CONTINUED OPERATING LOSSES: The Company has incurred losses from operations since inception and has an accumulated deficit of $9,671,435 as of December 31, 1997. Due to the need to continue the development and training of a sales and distribution network and the need to increase revenues to a level adequate to cover fixed manufacturing costs, the Company believes that it may continue to operate at a net loss for several quarters. The Company believes its results of operations may fluctuate on a quarterly basis as a result of the size and frequency of sales through the independent sales network and the international distributors, and result in increased sales expenses. Such fluctuations may be significant, and may result in the Company operating at a loss in any one period even after a period of profitability.

REVENUE GROWTH: The Company anticipates that revenue for the fiscal year ended March 31, 1998 ("Fiscal Year 1998") will be approximately the same as that recorded in fiscal year 1997. The company also expects to introduce additional new products in fiscal year 1998 which are expected to contribute to increased revenues, primarily in fiscal 1999 and beyond.

GROSS PROFIT AND GROSS MARGINS: Gross profit and gross margin can be expected to fluctuate from quarter to quarter, as a result of product sales mix and sales volume. Gross margins are expected to be higher at higher levels of production and sales. These higher gross margins are currently not being achieved because of the expenses related to manufacturing capacity, which is currently underutilized due to the reduced levels of product revenues and other, generally fixed, manufacturing costs.

SALES AND MARKETING EXPENSES: The Company believes that sales and marketing expenses will decrease as a percentage of net revenue with increasing sales volume. The Company will continue its efforts to expand its international distribution capability.

RESEARCH AND DEVELOPMENT EXPENSES: The Company has invested in new product development, which has resulted in one new product being introduced in the third fiscal quarter of 1998 and others which are anticipated to be introduced later in fiscal year 1998. The Company intends to explore additional product development and acquisition opportunities from third parties.

LIQUIDITY AND CAPITAL RESOURCES: The Company may use working capital to build inventories, to ensure that orders can be filled in a timely manner, to support the sales efforts of the Company's sales force and to accommodate anticipated growth. While net proceeds from the Company's initial public offering are currently invested primarily in money market instruments and government securities, the Company may also use a substantial portion of the net proceeds for the acquisition or development of complementary products or businesses, if such acquisition or development opportunities arise. The Company currently has no understanding, commitment or agreement with respect to any such acquisition or development program. The Company anticipates that its cash on hand will be sufficient to fund its operations, including the development of the sales force, working capital and capital requirements for at least the next twelve months, and that it has attracted and can continue to attract the additional human resources necessary to manage the development of the sales force, the increased marketing efforts, and the general growth of the business.

LEGAL PROCEEDINGS: The Company expects a ruling on the Motion to dismiss the Class Action law suit by the end of Fiscal 1998 (March 31, 1998). See Part II,
Item 1.

   RISK FACTORS WHICH MAY AFFECT FUTURE PERFORMANCE:

Among the factors which could cause future results to be materially different from expectations are:

ABILITY TO INCREASE REVENUES: The Company's attempts to develop and train a network of independent sales representatives in the US and to expand its international distribution efforts may take longer than expected, may not be as successful as the Company anticipates, and, due to the independent nature of the selling organizations in the US, may result in considerable amounts of retraining effort as the organizations change their product lines and their personnel. The Company may not be able to obtain full coverage of the US by independent sales representatives as quickly as it currently anticipates. In addition, market acceptance of the Company's products may be slower than the Company anticipates. The Company may also encounter more difficulties than anticipated in expanding its international presence, due to regulatory issues and its ability to successfully manage international operations.

ABILITY TO INCREASE PRODUCTION TO MEET DEMAND: The Company relies on sub-contractors to provide much of its product, either in the form of finished goods or sub-assemblies which the Company then assembles and tests. While these sub-contractors reduce the cost of carrying manufacturing capabilities inside the Company, they may not be as responsive to increased demand as the Company would be if it had its manufacturing capacity entirely in-house . The Company intends to carry an appropriate inventory of critical materials, however, a sudden increase in demand may create a backorder situation as lead times for some of the Company's critical materials are in excess of 12 weeks.

DELAYS IN DEVELOPING NEW PRODUCTS: While the Company has an established program for developing new products, not all development programs proceed as smoothly as planned. Significant delays in developing new products could cause the Company to fail to introduce products on time, or cause the Company to miss market opportunities. In addition, the Company could develop products for which there is only a limited market, contrary to the Company's expectations while the product(s) are under development.

DELAYS IN RECEIVING MARKETING AUTHORIZATION FROM THE FDA: As the Company's products are all subject to FDA review, delays in receiving 510(k) authorization to market new products could cause the Company to fail to introduce new products as planned or could cause the Company to miss market opportunities.

CLASS ACTION LAWSUIT: Should the lawsuit result in a significant payment to the plaintiff(s) or significant legal fees beyond the coverage of such fees provided by insurance carried by the Company, such payments could have a material adverse impact on the Company's liquidity.

Other risk factors which may cause future results to be materially different from the Company's expectations are discussed in the Registration Statement, Form SB-2 filed with the Securities and Exchange Commission and which became effective on June 25, 1996. Those which the Company believes to be still relevant to current conditions include:

   Uncertainty of Market Acceptance
   Competition
   Potential Fluctuations in Future Quarterly Results
   Dependence on Patents, Patent Applications and Proprietary Rights
   Potential Negative Impact of Changes in or Failure to Comply with Government
    Regulations
   Manufacturing Subject to Government Regulations
   Limited Manufacturing Experience for Large Scale Production
   History of Operating Losses
   Dependence on New Product Development
   Dependence on Single Source Suppliers
   Product Liability Risk; Limited Insurance Coverage

Readers of this 10-Q are strongly encouraged to review the risk factors discussion in the SB-2 Form.

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

The Company intends to vigorously defend itself against this litigation. The Company has filed a Motion to Dismiss the suit, and a hearing on the motion was held in US District Court in Minneapolis, Minnesota on December 19, 1997. The lawsuit may have a material adverse effect on the business and financial condition of the Company in terms of legal fees and costs incurred to defend the claims, the possibility of an award of damages, and the loss of management time needed to deal with the lawsuit.

     ITEM 2 - Not Applicable

     ITEM 3 - Not Applicable

     ITEM 4 - Not Applicable

     ITEM 5 - Not Applicable

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

             (a)    Exhibits

                    11 (a) - Computation of Net Income (Loss) per Common Share and Net Income (Loss) per Common Share - assuming dilution for the three months ended December 31, 1997 and 1996.

                    11 (b) - Computation of Net Income (Loss) per Common Share and Net Income (Loss) per Common Share - assuming dilution for the Nine Months ended December 31, 1997 and 1996.

                    27  - Financial Data Schedule.

             (b) The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 1997.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Electroscope has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


           Name                                Title                        Date
-------------------------------    ------------------------------     ----------------
    /s/ Karl D. Hawkins            Chief Financial Officer            February 5, 1998
-------------------------------    (Principal Accounting Officer)
     Karl D. Hawkins

                                 EXHIBIT INDEX



                                                                   Sequentially
Exhibit No.                       Description                      Numbered Page
-----------      ----------------------------------------------    -------------
   11(a)         Computation of Net Income (Loss) per Common
                 Share and Net Income (Loss) per Common Share -
                 assuming dilution for the three months ended
                 December 31, 1997 and 1996.                            21

   11(b)         Computation of Net Income (Loss) per Common
                 Share and Net Income (Loss) per Common Share -
                 assuming dilution for the nine months ended
                 December 31, 1997 and 1996.                            22


   27            Financial Data Schedule                                23