Form 10KSB
period 1998-03-31
ELECTROSCOPE INC
filed 1998-06-15
CIK 930775

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                    FORM 10-KSB
                                    -----------


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended March 31, 1998

                            Commission File No. 0-28604


                                 ELECTROSCOPE, INC.
                            ---------------------------
                 (Exact name of Issuer as specified in its charter)

         Colorado                                            84-1162056
  ----------------------------------------------------------------------------
    (State or other jurisdiction of            (I.R.S. Identification Number)
   incorporation or organization)


     4828 Sterling Drive, Boulder, Colorado                           80301
     -----------------------------------------------------------------------
    (Address of principal executive offices)                      (Zip Code)

         Issuer's telephone number, including area code:   (303) 444-2600
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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer had total revenues of $1,315,915 for its fiscal year ended March 31, 1998.

As of June 8, 1998 assuming as a market value the price of $1.25 per share (the last sales price of the Issuer's Common Stock on the NASDAQ market) the aggregate market value of shares held by non-affiliates was $3,131,069.

As of June 8, 1998 the Issuer has outstanding 5,383,507 shares of Common Stock, no par value.

Documents Incorporated by Reference: Definitive Proxy Statement for the 1998 Annual Shareholders' meeting to be filed with the Commission and incorporated by reference as described in Part III and certain exhibits contained in Registration Statement #333-4118-D declared effective with the SEC on June 25, 1996. The 1998 Proxy Statement will be filed within 120 days after the end of the fiscal year ended March 31, 1998.

This Form 10-K consists of 37 pages.

               PART I

ITEM 1.  BUSINESS.

THE COMPANY

     Electroscope, Inc. ("Electroscope" or the "Company") was founded in 1991 to address product opportunities in support of the increased usage of laparoscopic (a type of minimally invasive surgery, or "MIS") monopolar electrosurgery. The Company's initial approach to the market was to design, develop, manufacture and market a patented monopolar electrosurgical shielding system, supplemented by integrated electrosurgical instruments. The initial market opportunity was created by the inherent risks of electrical burns to a patient undergoing laparoscopic surgery. The Company's patented Active Electrode Monitoring system ("AEM-Registered Trademark-") protects the surgical patient from stray electrical energy that can cause injury by actively and continuously monitoring current flow through the shielding system and disabling the electrosurgical current when potentially dangerous conditions exist. The EMS allows surgeons to perform, more safely and more efficaciously, a broad range of surgical procedures using laparoscopic monopolar electrosurgery.

     Electrosurgery utilizes radio frequency ("RF") electrical energy to perform surgical incisions and to control bleeding during surgery. Electrosurgical techniques have been used in medicine since the 1930s in a broad range of open surgical procedures and are now an integral part of virtually every surgeon's practice. During the 1970s, gynecologists began using electrosurgery in MIS procedures. Up until the late 1980s however, laparoscopic surgery - one of the most common forms of minimally invasive surgery - was mainly limited to these gynecological procedures (e.g. tubal ligation and the lysis of pelvic adhesions). The development of the micro-camera, however, opened the door to laparoscopic surgical procedures in a large number of other specialties, including urologic, gastrointestinal, thoracic, general and orthopedic surgery. Laparoscopy now accounts for a significant percentage of all surgical procedures performed in the United States and because of the significant benefits of minimally invasive surgery, the number of electrosurgically-based MIS procedures is expected to continue to grow.

     In MIS, the surgeon operates from outside the patient's body using electrosurgical instruments and camera systems that are introduced through small access ports. By nature of the camera system used, the surgeon is limited to a small field of vision which may be only 1" - 2" in diameter. Given the surgeon's restricted field of vision, there is the potential for unintended and unobserved tissue burns from stray electrical current at non-targeted sites outside the surgeon's viewing area. Stray electrical current can result from insulation failure and/or capacitive coupling. These tissue and organ burns are particularly dangerous because they may lead to unrecognized perforation or infection of adjacent tissues and possible death.

     The Company's approach to the market for electrosurgical MIS equipment is to increase market awareness of the inherent hazards of laparoscopic surgical procedures and to develop a sales force, including both employees and independent sales representative organizations to reach the decision makers who purchase such equipment. In 1995 the Company sought to market the products using an exclusive distribution agreement with Valleylab, Inc., then a part of the Hospital Products Group of Pfizer, Inc. Valleylab did not meet the minimum purchase requirements in calendar year 1996, and hence lost its exclusivity. The agreement was terminated by the Company in February of 1998.

     In addition to continuing to market and sell the original product line, the Company is actively engaged in developing a line of disposable products, both for the current surgical procedures that the Company addresses and for other types of MIS procedures. The Company expects to introduce new products in fiscal year 1999 and to continue to do so periodically thereafter. The Company will pursue developing new products both internally and through acquisition of existing product lines from third parties. The Company may also pursue the acquisition of complimentary businesses. The Company is not currently engaged in any negotiations to acquire such products or any such businesses, and has not reached any definitive agreements to do so.

Market Development Overview

     The Company believed that the most cost effective way to educate the market to the hazards of monopolar electrosurgery and to generate significant revenues for the Company was to replace the Company's direct sales effort with the Valleylab sales force. Since the Valleylab agreement did not meet its objectives the Company has taken steps to develop a sales force, made up of Company employees and independent sales representative organizations, which together provide market presence in most of the major market areas in the United States. In addition, the Company has begun to establish a distribution network outside of the United States. The Company believes that such measures, along with increased marketing efforts and the introduction of new products, will provide the basis for increased revenues and will ultimately lead to profitable operations. Management does not expect that profitable operating levels will be reached in fiscal year 1999. These measures, or any others that the company may adopt, may not result in either increased revenues or profitable operations.

     The Company was incorporated in February 1991. The Company's principal offices are located at 4828 Sterling Drive, Boulder, CO 80301, and its telephone number is (303) 444-2600.

THE PROBLEM:  PATIENT SAFETY

INTRODUCTION

     MIS offers substantial advantages over traditional open surgery. These advantages, which have led to the widespread adoption of this surgical technique, include less patient trauma due to minimal incisions, and shorter periods of hospitalization and post-operative recovery. However, the Company believes that there is a growing awareness in the medical community and insurance industry about patient safety during the use of monopolar MIS electrosurgical procedures because of the potential for internal injuries. It has been determined that such injuries are sometimes caused by burns to non-targeted tissue or organs at locations that can not be observed by the surgeon during the surgical procedure. Further clinical investigation has demonstrated that the burns result from failure of the insulation of the surgical instruments or from a phenomenon known as capacitive coupling.

     The shaft of the instrument (an active electrode) used for delivery of the electrosurgical energy to the surgical site is covered with an insulating material. Approximately 90% of the insulated portion of the shaft is beyond the surgeon's view during the procedure. A breakdown in the insulation or an incidence of capacitive coupling (through intact insulation) along the shaft can create stray electrical energy, which can produce a severe burn to the patient at a non-targeted site outside the surgeon's viewing area. In many cases this injury cannot be detected by the surgeon at the time of the procedure. The complication may present itself three to four days later in the form of a severe infection, which nearly always results in a return to the hospital.

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

THE ELECTROSHIELD-Registered Trademark- SYSTEM SOLUTION

     The Company has addressed the growing concern over stray energy injuries by developing the Electroshield-Registered Trademark- Monitoring System, ("EMS") an innovative, safe, and cost effective solution for use with monopolar electrosurgery, the predominant method for minimally invasive surgical applications. The EMS allows the free passage of Radio Frequency ("RF") electrical energy to the cutting or coagulating tips of the electrosurgical instruments while protecting the patient against dangerous stray energy by continuously monitoring current flow in the patented instrument shield. The EMS is based on the concept of Active Electrode Monitoring (AEM-Registered Trademark-), developed and patented by the Company. Using AEM-Registered Trademark-, the EMS dynamically monitors for stray electrical energy flowing in the shield along the shaft of the instrument. Whenever abnormal electrical current conditions are detected, the monitor signals the electrosurgical generator to deactivate and sounds an alarm to notify the surgeon. The Company's EMS operates somewhat like a "ground fault interrupt circuit breaker" commonly found in home bathrooms and garages to protect users of electrical appliances against stray current. Most importantly, the EMS protects the patient from a risk that is out of the surgeon's view.


     The Company provides a safe and efficacious solution to the risks presented by the use of monopolar electrosurgery which is transparent to the surgeon and is cost effective. The Company's EM2+ Electronic Monitoring units plug directly into an operating room's existing electrosurgical generator without any modifications. In addition, the Company's shielded electrosurgical instruments function virtually identically to unshielded instruments currently in use. The Company's approach therefore requires no change in the surgeon's technique and little surgical staff training.

PRODUCTS

THE ELECTROSHIELD-Registered Trademark- MONITORING SYSTEM

     The Company's Electroshield-Registered Trademark- Monitoring System is based on the AEM-Registered Trademark- concept. The complete system consists of the Company's EM2+ Electronic Monitor, ("EM2+") which plugs directly into a standard electrosurgical generator, and integrated electrosurgical instruments manufactured by the Company that incorporate the Company's shielding technology. The Company also has developed a protective sheath incorporating its AEM-Registered Trademark- technology for use with unshielded laparoscopic and specialty instruments not manufactured by the Company. The AEM-Registered Trademark- system is transparent to the surgeon, providing enhanced safety without any change in the methodology used to perform MIS electrosurgery. The system's attributes include:

          -    No change in surgical technique in most cases.
          - Very little additional training for the surgeon. The use of the Electroshield-Registered Trademark- instruments is identical to those now being used, and are thus transparent to the surgeon.
          -    Very low additional capital equipment cost.

THE EM2+ ELECTRONIC MONITOR

     The EM2+ (a second generation product developed by the Company) protects the patient against stray electrical energy that can cause injury by actively and continuously monitoring current flow from the electrosurgical generator through the electrosurgical instrument. The EM2+ dynamically protects against stray electrical energy beyond the surgeon's field of vision during minimally invasive surgical procedures. The EM2+ is the only device now available to actively detect stray electrosurgical energy out of the view of the laparoscope. It signals the electrosurgical unit to deactivate and alerts the surgeon whenever abnormal electrical current conditions are detected.

     The EM2+ is designed to be used with standard electrosurgical generators that have return electrode monitoring capability. The EM2+ is based on an advanced modular design with sophisticated, proprietary electronic circuitry. The Company also offers standard electrosurgical cords that are used to connect the EM2+ to the electrosurgical instruments.

ELECTROSURGICAL INSTRUMENTS

     Electroscope designs and manufactures an array of the most common fixed tip and hinged electrosurgical instruments, all of which incorporate AEM-Registered Trademark- into the design. Examples of fixed tip instruments manufactured by the Company include hooks, spatulas, and needles. Examples of hinged instruments manufactured by the Company include scissors, graspers and dissectors. The instruments are designed to replace other manufacturers' unshielded electrosurgical instruments. The advanced design of the Company's instruments is such that they have the look and feel similar to those of other manufacturers' unshielded instruments, including similar dimensions and use of a single connecting cord. Each of the instruments, fixed tip and hinged, are modular in design, which permits disassembly for replacement of worn or damaged parts when necessary and for effective cleaning and sterilization between uses. The Company offers its electrosurgical instruments at prices comparable to other manufacturers' unshielded, reusable instruments.

ADAPTIVE ELECTROSHIELD-Registered Trademark- SHEATHS

     The Company also offers adaptive sheaths that permit unshielded electrosurgical instruments and specialty instruments to utilize the Company's AEM-Registered Trademark- technology. These adaptive sheaths allow the surgeon to offer a uniform standard of care to all patients.

OTHER PRODUCTS

     The Company has begun development on a series of new products to expand the product line offered by the Company's sales force. These new products will take advantage of the Company's expertise in understanding MIS procedures and the needs of surgeons performing those procedures. The products will be targeted at areas other than those served by AEM-Registered Trademark- technology and will reduce the Company's dependence on market acceptance of AEM-Registered Trademark- technology.

MARKETING AND SALES

     In an attempt to penetrate the market for electrosurgical equipment quickly and effectively the Company decided to replace its initial direct sales efforts by entering into an exclusive distribution agreement in September 1995 with Valleylab Inc., then a part of the Hospital Products Group of Pfizer, Inc. Due to Valleylab's failure to meet the minimum purchase requirements, the agreement became non-exclusive for calendar year 1997. Valleylab was acquired by United States Surgical Corporation, and pursuant to the terms of the agreement, the Company terminated the agreement in February 1998.

     The Company has found a mixed reception in the marketplace for the EM2+ and related products. In certain instances, customers recognized the problem associated with monopolar electrosurgery, and have readily accepted the Company's solution to the problem. However, in other instances the Company has found that selling the EM2+ product has been more difficult, and takes longer, than originally believed. This is due to a variety of factors, including the necessity to make surgeons and hospital risk managers aware of the potential for electrical burns that can result from using unmonitored electrosurgical instruments (with the resultant increase in potential litigation resulting from such burns), the overall lack of single purchasing points in the industry (both surgeons and hospitals need to be in substantial agreement as to potential for injury) and the consequent need to make multiple sales calls on those with the ability to commit to additional capital expenditures in the current medical economic environment.

     To expand market coverage while keeping costs under control the Company has contracted with and trained a network of independent sales representative organizations (each with several sales representatives) across the U.S. The Company believes that the network of independent sales representative organizations, with experience selling into the hospital operating room environment and with the capability of addressing markets beyond the laparoscopic field, offers the Company the best opportunity to broaden the acceptance of its product line, and to generate increased revenues. In addition to the efforts to broaden market acceptance in the United States, the Company has contracted with independent distributors in Australia, Canada and Taiwan to market the Company's products in those countries. While the Company believes that this sales organization will result in additional and increasing revenues, these efforts by the Company may not be successful in generating such additional revenues.

RESEARCH & DEVELOPMENT

     The Company employs five engineers in its research and product development efforts. In addition to the development of other products outside the AEM-Registered Trademark- product line, this group is exploring ways to broaden the product line that the Company can offer to its sales force. This includes developing products for other than laparoscopic procedures in addition to increasing the styles of electrosurgical instruments available for MIS applications. The Company believes that as MIS techniques are applied to additional types of surgery, there will be a need to develop instruments capable of performing such surgeries. The Company also believes that other surgical equipment that uses RF electrical energy should be shielded and actively monitored in order to make them safer. Future research and development efforts will address such opportunities.

     The Company recognizes that there are opportunities for new product development beyond those that the company can pursue internally. The Company intends to be active in exploring such opportunities, including acquisitions to broaden the scope of products offered by the Company's sales force.

MANUFACTURING, REGULATORY AFFAIRS AND QUALITY ASSURANCE

     The Company engages in various manufacturing and assembly activities at its facility in Boulder, Colorado. These operations include assembly of the EM2+ Electronic Monitors and fabrication, assembly and test operations for the electrosurgical instruments, adaptive sheaths and cords. The Company also has relationships with a number of outside suppliers which provide primary sub-assemblies in addition to various electronic and sheet metal components, machined and molded parts used in the Company's products. The Company has made plans for the production, assembly and test operations required for the new products that the Company plans to introduce in fiscal year 1999. The plans include both expanding internal operations and outsourcing various preliminary steps in the production process.

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

     All components, materials and subassemblies used in the Company's products, whether produced in-house or obtained from others, are inspected to ensure compliance with Company specifications. All finished products are subjected to quality assurance and performance testing procedures by Company personnel. As discussed under the section on Government Regulation, the Company is subject to the rules and regulations of the United States Food and Drug Administration. At March 31, 1998 the production staff consisted of eight people and the regulatory affairs and quality assurance staff consisted of five people.

     The Company's leased facility of 11,246 square feet contains 7,150 square feet of manufacturing, regulatory affairs and quality assurance space.

     The facility is designed to comply with Current Good Manufacturing Practices (CGMP) as specified in published FDA regulations. As noted below (Government Regulation) the Company's facility has been inspected by the FDA and has been found to be "...in substantial compliance with Good Manufacturing Practices..." as of the most recent inspection.

PATENTS, PATENT APPLICATIONS AND PROPRIETARY RIGHTS

     The Company's technical progress depends to a significant degree on its ability to maintain patent protection for products and processes, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company's policy is to attempt to protect its technology by, among other things, filing patent applications for technology that it considers important to the development of its business. The Company was granted a United States patent having 42 claims on May 17, 1994. This patent relates to the basic shielding and monitoring technologies that the Company now incorporates in its products. The Company was granted a United States Patent on January 7, 1997 relating to specific implementations of shielding and monitoring in instruments. Three additional United States patent applications are pending, one relating to the incorporation of the shielding and monitoring technologies in various other instrument configurations and two relating to bipolar laparoscopic devices. Foreign patent applications relating to the basic shielding and monitoring technologies have been filed in Australia, Canada, Japan and several European countries and have been allowed in Australia, Canada and Japan. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. Even with the patents held by the Company, others may copy the Company's technology or otherwise be able to incorporate the technology in their products.

     The Company requires its employees to execute non-disclosure agreements upon commencement of employment with the Company. These agreements generally provide that all confidential information developed or made known to the individual by the Company during the course of the individual's employment with the Company is to be kept confidential and not disclosed to third parties.

COMPETITION

READERS OF THIS 10-KSB ARE ENCOURAGED TO READ THIS SECTION ON COMPETITION IN CONNECTION WITH THE SECTION ENTITLED "RISK FACTORS WHICH MAY AFFECT FUTURE PERFORMANCE".

     The electrosurgical products market is intensely competitive and tends to be dominated by a relatively small group of large and well financed companies. The Company competes directly for customers with those companies that currently make unshielded monopolar electrosurgical instruments that are not actively monitored for stray electrical energy. Several larger competitors include Karl Storz Endoscopy America, Inc., Richard Wolf Medical Instruments Corp., United States Surgical Corporation and Ethicon Endo-Surgery (a Division of Johnson & Johnson, Inc.). While the Company knows of no other company (including those referred to above) that provides for active electrode monitoring for stray energy, it can be expected that the manufacturers of unshielded instruments will resist any loss of market share which might result from the presence of the Company's shielded products in the market. The Company has not yet introduced its arthroscopic probe and is aware that there are at least two competitors (Arthrocare and Mytek, a division of Johnson & Johnson, Inc.) currently offering unshielded electrosurgical arthroscopic instruments.

     The Company also believes that manufacturers of products based upon surgical techniques that are alternatives to monopolar electrosurgery are competitors of the Company. These techniques include bipolar electrosurgery, laser surgery and the harmonic scalpel. Leading manufacturers include Everest Medical Corporation (bipolar electrosurgery), Laserscope (laser surgery) and the UltraCision Division of Johnson & Johnson, Inc., (harmonic scalpel). The Company believes that monopolar electrosurgery currently offers certain competitive advantages over the alternative methods that are available. However, the risk exists that these alternative techniques may gain greater market share and new competitive techniques may be developed and introduced.

     As mentioned in the Marketing and Sales discussion, the competitive issues involved in selling the Company's original EM2 product line do not primarily revolve around a comparison of cost or features, but rather involve generating an awareness of the inherent hazards of monopolar electrosurgery and the potential for injury to the patient. This involves selling concepts, rather than just a product, which results in higher sales costs than had been originally anticipated by the Company. The Company's efforts to increase market awareness of these hazards may not be successful, and the Company's competitors may develop alternative strategies to counter the Company's marketing efforts.

     Many of the Company's competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources and market recognition than the Company. The Company may not be able to compete successfully against current and future competitors and competitive pressures faced by the Company may materially adversely affect its business, operating results and financial condition.

GOVERNMENT REGULATION

     Government regulation in the United States and other countries is a significant factor in the development and marketing of the Company's products and in the Company's ongoing manufacturing, research and development activities. The Company and its products are regulated by the FDA under a number of statutes, including the Food, Drug and Cosmetics (FDC) Act.

     Under the FDC Act, medical devices are classified as Class I, II or III on the basis of the controls deemed necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to the least extensive controls, as their safety and effectiveness can be reasonably assured through general controls (e.g., labeling, pre-market notification and adherence to CGMP). For Class II devices, safety and effectiveness can be assured through the use of special controls (e.g., performance standards, post-market surveillance, patient registries and FDA guidelines). Class III devices (i.e., life-sustaining or life-supporting implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed devices) require the highest level of control, generally requiring pre-market approval by the FDA to ensure their safety and effectiveness.

     If a manufacturer or distributor of medical devices can establish that a proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or to a Class III medical device for which the FDA has not required a Pre-Market Approval application, the manufacturer or distributor may seek FDA marketing clearance for the device by filing a 510(k) pre-market notification. Following submission of the 510(k) notification, the manufacturer or distributor may not place the device into commercial distribution in the United States until an order has been issued by the FDA. The FDA's target for issuing such orders is within 90 days of submission, but the process can take significantly longer. The order may declare the FDA's determination that the device is "substantially equivalent" to another legally marketed device and allow the proposed device to be marketed in the United States. The FDA may, however, determine that the proposed device is not substantially equivalent or may require further information, such as additional test data, before making a determination regarding substantial equivalence. Any adverse determination or request for additional information could delay market introduction and have a materially adverse effect on the Company's continued operations. The Company has received 510(k) notification for its EM-2 Electronic Monitor, monopolar MIS electrosurgical instruments with Electroshield-Registered Trademark-, its Electroshield-Registered Trademark- Monitoring System and an Arthroscopic probe, all of which are designated as Class II medical devices.

     Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The FDA also imposes post-marketing controls on the Company and its products, and registration, listing, medical device reporting, post-market surveillance, device tracking and other requirements on medical devices. Failure to meet these pervasive FDA requirements or adverse FDA determinations regarding the Company's clinical and preclinical trials could subject the Company and/or its employees to injunction, prosecution, civil fines, seizure or recall of products, prohibition of sales or suspension or withdrawal of any previously granted approvals, which could lead to a material adverse impact on the Company's financial position and results of operations.

     The FDC Act regulates the Company's quality control and manufacturing procedures by requiring the Company and its contract manufacturers to demonstrate compliance with Current Good Manufacturing Practices (CGMP) as specified in published FDA regulations. The FDA monitors compliance with CGMP by requiring manufacturers to register with the FDA, which subjects them to periodic unannounced FDA inspections of manufacturing facilities. If violations of applicable regulations are noted during FDA inspections of the Company's manufacturing facilities or the facilities of its contract manufacturers, the continued marketing of the Company's products may be adversely affected. Such regulations are subject to change and depend heavily on administrative interpretations. In April 1995, the FDA conducted a reinspection of the Company's facilities for compliance with CGMP. All prior citations were cleared and no new citations were noted. The Company believes it has the internal resources and processes in place to be reasonably assured that it is in compliance with all applicable regulations regarding the manufacture and sale of medical devices. However, if the Company were to be found to not be in compliance with CGMP, such findings could result in a material adverse impact on the Company's financial condition and results of operations.

     Sales of medical devices outside of the United States are subject to United States export requirements and foreign regulatory requirements. Legal restrictions on the sale of imported medical devices vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ. The Company has obtained a Certificate of Export from the United States Department of Health and Human Services which states that the Company has been found to be "...in substantial compliance with Good Manufacturing Practices..." based on the most recent inspection. However a specific foreign country in which the Company wishes to sell its products may not accept or continue to accept the Export Certificate.

ENVIRONMENTAL LAWS AND REGULATIONS

     From time to time the Company receives materials returned from customers, sales representatives and other sources which are potentially biologically hazardous. These materials are segregated and handled in accordance with specific procedures which minimize the potential exposure for employees. Such materials are disposed of in accordance with specific procedures. The costs of compliance with these procedures is not significant.

EMPLOYEES

     As of March 31, 1998, the Company employed 31 individuals, 10 of which are engaged directly in research, development and regulatory activities, 8 in manufacturing, 8 in marketing and sales and 5 in administrative positions. None of the Company's employees is covered by a collective bargaining agreement, and the Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES.

     The Company leases 11,246 square feet of office and manufacturing space at 4828 Sterling Drive, Boulder, Colorado 80301. This lease expires on October 31, 1998. The Company is actively seeking new facilities, and expects to either exercise its option to renew the lease on its present facility or move to new facilities before the expiration of the current lease.

ITEM 3.  LEGAL PROCEEDINGS.

     On June 4, 1997, a class action lawsuit was filed in the United States District Court for the District of Minnesota against the Company, the members of the Board of Directors as of the date of the Company's initial public offering, and John G. Kinnard and Company, Inc., the underwriter of the Company's initial
public offering.   The complaint was filed by Avrom Gart, a former shareholder of the Company, individually and on behalf of all others similarly situated.
The complaint alleged that the Company's Registration Statement which became effective on or about June 25, 1996, of which the prospectus was a part, was materially false and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements therein not misleading, and failed to disclose adequately material facts.

     On March 24, 1998 the United States District Court in Minneapolis dismissed the Complaint with Prejudice.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a shareholder vote during the fourth quarter of the fiscal year ended March 31, 1998.

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

                                                           HIGH        LOW
--------------------------------------------------------------------------------
FISCAL YEAR ENDED MARCH 31, 1997
  First Quarter through June 30, 1996                       10 3/4    10
  Second Quarter through September 30, 1996                 10 1/2     8
  Third Quarter through December 31, 1996                    9         4
  Fourth Quarter through March 31, 1997                      5         3 1/2

FISCAL YEAR ENDED MARCH 31, 1998
  First Quarter through June 30, 1997                        3 1/2     1 3/4
  Second Quarter through September 30, 1997                  3         2
  Third Quarter through December 31, 1997                    2 5/8     1 3/8
  Fourth Quarter through March 31, 1998                      1 7/8     1 3/8

     As of March 31, 1998 there were approximately 192 holders of record of the Common Stock. This number does not reflect stockholders who beneficially own Common Stock held in nominee or street name, which as of June 8, 1998 approximated 610 stockholders.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The Company manufactures and markets a line of proprietary electrosurgical products that are designed to provide greater safety to patients who undergo minimally invasive electrosurgery ("MIS"). The Company believes that its patented Electroshield-Registered Trademark- Monitoring System offers surgeons significant advantages compared to other electrosurgical systems in use because of its ability to monitor dynamically for stray electrical energy out of the view of the surgeon during MIS procedures. Stray electrical energy has been shown to cause unintended burns which may result in hospitalization or death. The Company has received four FDA Form 510(k) notifications for its products and obtained patent protection for its products' basic shielding and monitoring features. In September 1995, the Company entered into an exclusive worldwide Distribution Agreement (the "Agreement") with Valleylab, then part of the Hospital Products Group of Pfizer, Inc., pursuant to which Valleylab was required to make minimum purchases through calendar year 1998 in order to retain its exclusive distribution rights. Valleylab did not meet its minimum purchase requirements in calendar 1996 and the Agreement became non-exclusive for 1997. In accordance with the terms of the Agreement, the Company terminated the

Agreement in February 1998 after the sale of Valleylab to US Surgical Corporation. To replace the Valleylab distribution resources, the Company has contracted with a network of independent sales representative organizations across the U.S. and with independent distributors in Australia, Canada and Taiwan to market the Company's products in those countries. The Company manages and trains those representatives and distributors using a small internal group of regional sales managers.

     The Company recognizes that market awareness and acceptance of the hazards inherent in monopolar electrosurgery has been slower to occur than the Company had believed would be the case. The Company has modified its marketing strategies to address the issues of market acceptance of the technology. The Company has also undertaken efforts to broaden the product line offerings beyond the original EM2 product and its accessories. The Company is developing a line of disposable products, and intends to explore product development and acquisition opportunities from third parties.

     The Company also recognizes that its efforts to develop its own distribution network through independent representative organizations and international distributors will require significant increased usage of cash and additional management resources beyond those which were necessary while Valleylab had an exclusive right to distribute the Company's products.

HISTORICAL PERSPECTIVE

     The Company was organized in February 1991. During its first two years, the Company developed the EM2 Electronic Monitor and adaptive protective sheaths to work with traditional electrosurgical instruments. During this period, the Company applied for patents with the United States Patent Office and conducted clinical trials. As the development program proceeded it became apparent that the merging of electrical and mechanical engineering skills in the instrument development process for the Company's patented, integrated electrosurgical instruments was more difficult than was expected at first. As a result, the development of the instruments with the Electroshield-Registered Trademark-AEM-Registered Trademark- technology was not completed until 1995. The Company introduced integrated instruments for the Electroshield-Registered Trademark-Monitoring System in November 1995.

     The installed base of the Company's EM2 and EM2+ Electronic Monitors has not increased as rapidly as the Company had expected since the introduction of the product in 1994. The Company believes the installed base has the potential for increasing as the sales organization becomes more familiar with the Electroshield-Registered Trademark- Monitoring System ("EMS") and sells the system to their customers. The Company expects that the sales of electrosurgical instruments and accessories will increase as additional EM2+ Electronic Monitors are installed. The Company continues to devote resources to increasing market awareness of the inherent hazards of monopolar electrosurgery. As a result of the lack of immediate market acceptance of the EM2+ EMS, the Company has broadened its R&D efforts to reduce its dependence on products involving AEM-Registered Trademark- technology.

     Since the Valleylab Agreement did not meet its objectives the Company has taken steps to develop a network of independent sales representative organizations, which provides market presence in most of the major market areas in the United States.

     OUTLOOK

     STATEMENTS CONTAINED IN THIS SECTION ON OUTLOOK ARE NOT HISTORICAL FACTS, INCLUDING STATEMENTS ABOUT THE COMPANY'S STRATEGIES AND EXPECTATIONS ABOUT NEW AND EXISTING PRODUCTS AND MARKET DEMAND AND ACCEPTANCE OF NEW AND EXISTING PRODUCTS, TECHNOLOGIES AND OPPORTUNITIES, MARKET AND INDUSTRY SEGMENT GROWTH, AND RETURN ON INVESTMENTS IN PRODUCTS AND MARKETS. THESE STATEMENTS ARE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY THE FORWARD LOOKING STATEMENTS. ALL FORWARD LOOKING STATEMENTS IN THIS SECTION ON OUTLOOK ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE OF THIS DOCUMENT, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE SUCH FORWARD LOOKING STATEMENTS. READERS OF THIS FORM 10-KSB ARE STRONGLY ENCOURAGED TO REVIEW THE SECTION ENTITLED "RISK FACTORS WHICH MAY AFFECT FUTURE PERFORMANCE".

INSTALLED BASE OF MONITORING EQUIPMENT: The Company believes that the installed base of EM2+ monitors has the potential for increasing as the network of independent sales representatives and the Company's international distributors become familiar with the EMS and sell the system to their customers. The Company expects that the sales of electrosurgical instruments and accessories should increase as additional EM2+ monitors are installed. The Company believes that the measures taken to increase the number of sales representatives carrying the AEM-Registered Trademark- product line, along with increased marketing efforts and the introduction of new products, will provide the basis for increased revenues and will ultimately lead to profitable operations. The Company also believes that the investment made in training the network of independent sales representatives will produce higher future revenues, at a lower cost, than could be generated by a direct sales force employed by the Company. Management does not expect that profitable operating levels will be reached in fiscal year 1999, and these measures, or any others that the company may adopt, may not result in either increased revenues or profitable operations.

PROBABILITY OF CONTINUED OPERATING LOSSES: The Company has incurred losses from operations since inception and has an accumulated deficit of $10,123,977 as of March 31, 1998. Due to the need to continue the development and training of a sales and distribution network and the need to increase revenues to a level adequate to cover fixed manufacturing costs, the Company believes that it may continue to operate at a net loss for several quarters. The Company believes its results of operations may fluctuate on a quarterly basis as a result of the size and frequency of sales through the independent sales network and the international distributors, resulting in higher levels of selling expenses.
Such fluctuations may be significant, and may result in the Company operating at a loss in one or more quarters even after a period of profitability.

REVENUE GROWTH: The Company expects to introduce additional new products in fiscal year 1999 which are expected to contribute to increased revenues in fiscal 1999 and beyond. The Company also expects to increase the volume of product sold internationally, and to generate increased revenues from the U.S. as the independent network of representatives becomes more familiar with the product and expands the installed base of Electroshield-Registered Trademark-Monitoring Systems with resulting increases in sales of electrosurgical instruments and adaptive sheaths used by this installed equipment.

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

SALES AND MARKETING EXPENSES: The Company will continue its efforts to expand its domestic and international distribution capability. The Company believes that sales and marketing expenses will continue to increase as the Company expands the networks of domestic sales representatives and international distributors and increases its marketing programs. The use of independent sales representatives, as compared to a direct sales force employed by the Company, will result in a lower direct sales cost, and a higher level of commission expenditures, as the independent sales representatives are paid only on the basis of commissions on their sales, whereas a direct sales force employed by the Company would be compensated for travel and other expenses, in addition to salaries and commissions. The Company also believes that sales and marketing expenses will decrease as a percentage of net revenue with increasing sales volume.

RESEARCH AND DEVELOPMENT EXPENSES: The Company has invested in new product development which has resulted in the introduction of two new products in FY 98 with others anticipated to be introduced in FY 99. The Company intends to explore additional product development and acquisition opportunities from third parties. Research and development expenses are expected to increase in FY 99 to support the Company's development of new products.

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

     The Company anticipates that it will invest a significant amount of cash in the development of its sales force, which will include substantial amounts of training and an investment in demonstration equipment, and the increased emphasis on marketing programs. The Company also anticipates that such investments will generate increased sales and will ultimately lead to profitable operations, although management does not anticipate that this level of operations will be reached in FY 99.


     RISK FACTORS WHICH MAY AFFECT FUTURE PERFORMANCE:

Among the factors which could cause future results to be materially different from expectations are:

UNCERTAINTY OF MARKET ACCEPTANCE: The Company's success is dependent upon acceptance of its products by the medical community as reliable, safe and cost-effective for use in minimally invasive surgical (MIS) procedures, as well as the recognition that current practices may not be entirely safe. The Company is unable to predict how quickly or how broadly its products will be accepted by the medical community, or if accepted, the number of MIS procedures that will be performed using the Company's products. Achieving market acceptance will require the Company to educate the marketplace about the potential hazards involved in the use of existing electrosurgical products during MIS procedures and the expected benefits associated with the use of the Company's products. It may also require additional data to be accepted by the medical community as evidence of the occurrence of such hazards. The Company may not be successful in educating the marketplace about its products and available data concerning these hazards may not create a demand by hospitals and surgeons for the Company's products. The Company's future financial performance will depend in large part on the extent to which the Company's products and enhancements are accepted by the market in commercially viable quantities. If the Company's products do not achieve market acceptance in these quantities, the Company's business, financial condition and operating results will be materially adversely affected.

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

HISTORY OF OPERATING LOSSES AND CAPITAL AVAILABILITY: The Company was formed in 1991, and has incurred losses since its inception. Prior to fiscal year 1994, the Company was principally engaged in research and development of its products. The Company has primarily financed its research and development and operational activities with sales of common stock. At March 31, 1998, the Company had an accumulated deficit of $10,123,977. The Company has limited experience in the manufacture and sale of its products, and is a relatively recent entrant into the medical device market. As a result, the Company may experience significant losses in the future as it expands and enhances its marketing and manufacturing capabilities, and continues its product development activities to broaden its product offerings, which may include acquisitions. The Company's business strategy may not be successful and the Company may not be able to achieve or sustain profitability on a quarterly or annual basis.

     As of March 31, 1998, the Company had $6,199,755 in Cash and Cash Equivalents and Short Term Investments available to fund future operations. The Company believes it has sufficient cash available to fund operations through March 31, 1999. However, the Company does not believe that it would be successful in obtaining additional funds from the public markets should it be required to do so in order to fund continuing operations.

COMPETITION: The electrosurgical products market is intensely competitive.
While the Company knows of no other company that markets electrosurgical products that incorporate active electrode monitoring for stray electrical energy, it can be expected that the manufacturers of unshielded electrosurgical instruments will resist any loss of market share that might result from the presence of the Company's shielded products in the market. The Company also believes that manufacturers of products that are based upon surgical techniques that are alternatives to monopolar electrosurgery are competitors of the Company. These techniques include bipolar electrosurgery, laser surgery and the harmonic scalpel. The alternative techniques may gain greater market share and new competitive techniques may be developed and introduced. Many of the Company's competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources than the Company. Many of the Company's competitors also currently have, or may develop or acquire, substantial installed customer bases in the medical products market and have significantly greater market recognition. As a result of these factors, the Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than the Company. It is possible that new competitors or new alliances among competitors may emerge and rapidly acquire significant market share. The Company may not be able to compete successfully against current and future competitors and competitive pressures faced by the Company may materially adversely affect its business, operating results and financial condition.

POTENTIAL NEGATIVE IMPACT OF CHANGES IN OR FAILURE TO COMPLY WITH GOVERNMENT
REGULATIONS: The Company's research, manufacturing, marketing and distribution of its products in the United States and other countries are subject to extensive regulation by numerous governmental authorities including, but not limited to, the Food and Drug Administration ("FDA"). The FDA administers the Federal Food, Drug and Cosmetic Act (the "FDC Act"). Under the FDC Act, medical devices must receive FDA clearance through the Section 510(k) pre-market notification process or through the more lengthy pre-market approval ("PMA") process before they can be sold in the United States. The Company has received four 510(k) notifications covering its products. The process of obtaining FDA and other required regulatory approvals is lengthy and has required and will continue to require the expenditure of substantial resources. There can be no assurance that the Company will be able to continue to obtain the necessary approvals. As an important part of its strategy, the Company also intends to pursue commercialization of its products in international markets. The Company's products are subject to regulations that vary from country to country. The process of obtaining foreign regulatory approvals in certain countries can be lengthy and require the expenditure of substantial resources. The Company may not be able to obtain necessary regulatory approvals or clearances on a timely basis or at all, and delays in receipt of or failure to receive such approvals or clearances, or failure to comply with existing or future regulatory requirements, might cause the Company to miss market opportunities, and would have a material adverse effect on the Company's business, financial condition and results of operations.

MANUFACTURING SUBJECT TO GOVERNMENTAL REGULATIONS: Manufacturing of the Company's products is subject to extensive regulatory requirements administered by the FDA and other regulatory bodies. The Company believes it is in compliance with the Current Good Manufacturing Practices ("CGMP") required by the FDA, and passed its last inspection by the FDA in April 1995. FDA inspections can be conducted at any time, without notice. Failure to comply with CGMP and these regulatory requirements could, among other things, result in fines, suspensions or withdrawals of regulatory approvals, product recalls, suspension of manufacturing, operating restrictions and criminal prosecution. In addition, future changes in regulations or interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, could adversely affect the Company. Furthermore, changes in existing regulations or adoption of new regulation or policies could prevent the Company from obtaining, or affect the timing of, future regulatory approvals or clearances. The Company may not be able to obtain necessary regulatory approvals or clearances on a timely basis in the future, or at all. Delays in receipt of or failure to receive such approvals or clearances, or failure to comply with existing or future regulatory requirements, would have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON NEW PRODUCT DEVELOPMENT: The Company's future success and financial performance will depend in part on the Company's ability to meet the increasingly sophisticated needs of customers through the timely development and successful introduction of product upgrades, enhancements and new products.
Such upgrades, enhancements and new products are subject to significant technical risks. The medical device market is subject to rapid technological change, resulting in frequent new product introductions and enhancements of existing products, as well as the risk of product obsolescence. While the Company is currently developing new products and enhancing its existing product lines, the Company may not be successful in completing the development of such new products or enhancements. In addition, to be competitive, the Company must also respond effectively to technological changes by continuing to enhance its existing products to incorporate emerging or evolving standards. The Company may not be successful in developing and marketing product enhancements or new products that respond to technological changes or evolving industry standards. The Company may experience difficulties that could delay or prevent the successful development, introduction and marketing of those products, and its new products and product enhancements may not adequately meet the requirements of the marketplace and achieve commercially viable levels of market acceptance. If any potential new products or upgrades or enhancements are delayed, or if any potential new products or upgrades or enhancements experience quality problems or do not achieve such market acceptance, the Company's business, operating results and financial condition will be materially adversely affected.

DEPENDENCE ON PATENTS, PATENT APPLICATION AND PROPRIETARY RIGHTS: The Company's success depends, and will continue to depend in part, on its ability to maintain patent protection for its products and processes, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company has two US patents on several technologies embodied in its Electroshield Monitoring System and related accessories and has applied for an additional US patent. In addition, the Company has three issued foreign patents and one foreign patent application pending for its AEM-Registered Trademark- technology and two applications pending for bipolar laparoscopic devices. The validity and breadth of claims coverage in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. The Company's current patents may not provide a competitive advantage, the pending applications may not result in patents being issued, and competitors of the Company may design around any patents issued to the Company. Furthermore, the Company's non-disclosure agreements and invention assignment agreements may not protect its proprietary information and know-how or provide adequate remedies for the Company in the event of unauthorized use or disclosure of such information, and others may be able to develop independently such information. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, to defend the Company against claimed infringement of the rights of others or to determine the ownership, scope or validity of the proprietary rights of the Company and others. Any such claims may require the Company to incur substantial litigation expenses and to divert substantial time and effort of management personnel. An adverse determination in litigation involving the proprietary rights of others could subject the Company to significant liabilities to third parties, could require the Company to seek licenses from third parties, and could prevent the Company from manufacturing, selling or using its products. The occurrence of such litigation or the effect on the Company's business of such litigation may materially adversely affect the Company's business, financial condition and results of operations.

DEPENDENCE ON SINGLE SOURCE SUPPLIERS AND SUB-CONTRACTORS: The Company depends on single source suppliers for certain of the key components used in manufacturing its products. Although the Company believes that there are alternative suppliers, any interruption in the supply of key components could have a material adverse effect on the Company's ability to manufacture its products until a new source of supply is located and, therefore, could have a material adverse effect on the Company's business, operating results and financial condition. The Company intends to carry an appropriate inventory of critical materials, however, a sudden increase in demand may create a backorder situation as lead times for some of the

Company's critical materials are in excess of 12 weeks. The Company relies on sub-contractors to provide much of its product, either in the form of finished goods or sub-assemblies which the Company then assembles and tests. While these sub-contractors reduce the cost of carrying manufacturing capabilities inside the Company, they may not be as responsive to increased demand as the Company would be if it had its manufacturing capacity entirely in-house.

LIMITED MANUFACTURING EXPERIENCE FOR LARGE SCALE PRODUCTION: For the Company to be financially successful, it must manufacture its products in accordance with regulatory requirements, in commercial quantities, at appropriate quality levels and at acceptable costs. The Company has not yet been required to produce its electrosurgical products in large quantities at competitive costs, and it may not be able to do so. The Company may not be successful in making the transition to large scale commercial production of these electrosurgical products. The Company's failure to manufacture its product in commercial quantities at acceptable costs would have a material adverse effect on the Company's business, financial condition and results of operations.

POTENTIAL FLUCTUATIONS IN FUTURE QUARTERLY RESULTS: The Company expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend upon a number of factors, many of which are outside the Company's control. These factors include the extent to which the Company's Electroshield-Registered Trademark- Monitoring System and related accessories gain market acceptance; investments by the Company in marketing, sales, research and development and administrative personnel necessary to support the Company's anticipated growth; the ability of the Company to expand its market share; and general economic conditions.

UNCERTAINTY OF HEALTH CARE REFORM: The levels of revenue and profitability of medical device companies may be affected by the continuing efforts of government and third-party payors to contain or reduce the costs of health care through various means. In the United States there have been, and the Company expects that there will continue to be, a number of federal and state proposals to control health care costs. These proposals contain measures intended to control public and private spending on health care as well as to provide universal public access to the health care system that could affect the levels of demand for the Company's products.

PRODUCT LIABILITY RISK; LIMITED INSURANCE COVERAGE: The Company faces an inherent business risk of exposure to product liability claims in the event that the use of its products is alleged to have resulted in adverse effects to a patient. The Company maintains a general liability insurance policy up to the amount of $5,000,000 that includes coverage for product liability claims. Liability claims may be excluded from such policy, may exceed the coverage limits of such policy, and such insurance may not continue to be available on commercially reasonable terms or at all. Consequently, a product liability claim or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON KEY PERSONNEL: The Company is highly dependent on a limited number of key management personnel, particularly its Chief Executive Officer, Patrick F. Crane, its Vice President of Research and Development, David W. Newton, its Vice President of Finance & Administration, Karl Hawkins and its Director of Manufacturing, James R. Cartwright. The Company's future success will also depend, in part, on its ability to attract and retain highly qualified personnel. There can be no assurance that the Company will be successful in hiring or retaining qualified personnel. The loss of key personnel to death, disability or termination, or the inability to hire and retain qualified personnel, could have a material adverse effect on the Company's business, financial condition and results of operations.


YEAR 2000

     Computer programs that rely on two-digit date codes to perform computations and decision-making functions may cause computer systems to malfunction due to an inability of such programs to interpret the date code "00" as the year 2000. The Company is conducting an initial assessment of its internal exposure to the Year 2000 problem and expects to complete that assessment in the second quarter of fiscal year 1999. The Company does not expect that the costs to be incurred in that assessment will have a material effect on the financial results of the Company.

Products manufactured by the Company do not incorporate any computer programs that rely on two-digit date codes.

The Company may also have exposure to other companies' Year 2000 problems. The Company will initiate formal communications with its significant vendors with respect to their compliance with Year 2000 programs.

The inability of the Company or any of its principal vendors to become Year 2000 compliant in a timely manner could have a material adverse effect on the Company's financial condition or results of operations.

The expectations of the Company contained in this section on Year 2000 are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward looking statements. All forward looking statements in this section are based on information available to the Company on the date of this document, and the Company assumes no obligation to update such forward looking statements.


RESULTS OF OPERATIONS

 NET REVENUES. Revenues for the fiscal year ended March 31, 1998 ("FY 98") were $1,315,915, a decrease of 6% from the fiscal year ended March 31, 1997 ("FY 97"). Revenue from Valleylab represented less than 2% of FY 98 revenue, vs. 82% of FY 97 revenue. The decrease in FY 98 revenues was due to the transition from the exclusive Valleylab Agreement and a subsequent direct sales force to a network of independent sales representatives.

     Revenues for FY 97 were $1,398,184, a decrease of 36% from the fiscal year ended March 31, 1996 ("FY 96"). This decrease was due to a combination of factors, most importantly the transition from the exclusive Valleylab sales effort to a direct sales force hired by the Company, which did not produce the results the Company had anticipated. Revenue from Valleylab represented $2,002,600 (92%) of FY 96 revenue.

 GROSS PROFIT. Gross Profit in FY 98 was $97,573, which resulted in a Gross Margin of 7.4% of Revenue. This was an improvement of $121,394 compared to FY 97, in which costs of revenue exceeded revenues by $23,821. The increase was primarily the result of reduced costs of materials, including lower scrap costs, in FY 98. The negative gross profit in FY 97 was a decrease of $746,529 from FY 96 gross profit of $722,708. This decrease was primarily due to the lower revenue in FY 97, which was not adequate to fully cover manufacturing expenses. The decrease was also attributable to costs incurred and expenses related to excess manufacturing capacity, which resulted from expansions in facilities and manufacturing staff in anticipation of higher future production volumes, as well as higher manufacturing costs associated with early stage production of hinged tip instruments. Gross profit as a percentage of revenue decreased from 33% in FY 96 to a negative percentage in FY 97.

 SALES AND MARKETING EXPENSES. Sales and marketing expenses were $1,834,806 in FY 98, an increase of 21% from FY 97. The increase resulted from the Company's efforts to replace Valleylab with a direct sales force, and subsequently investing resources to contract with and train independent sales representatives. Those resources included substantial expenditures for samples of the Company's products. In addition, significant marketing resources were devoted to increasing public awareness of the hazards inherent in laparoscopic surgery.

Sales and marketing expense of $1,511,190 in FY 97 was an increase of 55% compared to FY 96, primarily as a result of the Company's efforts to strengthen its own sales capability and develop its own distribution network in the wake of Valleylab's loss of exclusivity.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $148,799 (11%) from FY 97. Included in FY 97 expenses was a severance settlement reached with a former Vice-President of Sales & Marketing, partially offset in FY 98 by the hiring of a Chief Executive Officer in the 1st Quarter of FY 98 and a Chief Financial Officer in the 2nd Quarter of FY 98.

General and administrative expenses increased 134% from FY 96 to $1,349,371 in FY 97. This increase was primarily due to overall increased levels of business activity, including activities related to being a public company. An additional factor in the increase was a severance settlement reached with a former vice-president of Sales and Marketing. Other contributors to the increase were expenditures for business strategy consultants, increases in regulatory affairs headcount, and an increase in expenses related to Board of Directors activities.

RESEARCH AND DEVELOPMENT. Research and development expenses increased $35,569 (6%) from FY 97, reflecting increased spending on several product development programs, partially offset by the completion of older development efforts. Research and development expenses increased 20% from FY 96 to $616,730 in FY 97, reflecting additional technical personnel dedicated to product development.

NET LOSS. Net Loss in FY 98 increased $291,100 (10%) to $3,194,731 from FY 97. The improvement in Gross Profit of $121,394 was offset by a reduction of $202,109 in Other Income and (Expense). This reflected the FY 97 amortization into other income of a non-refundable payment made by Valleylab in connection with the formerly exclusive Agreement. There was no such income in FY 98. As discussed above, operating expenses increased by $210,385 from FY 97.

The net loss of $2,903,632 in FY 97 represents an increase of 122% from the FY 96 net loss. The FY 97 net loss resulted from the decline in revenue with the resulting elimination of gross profits, the transition from the exclusive Agreement with Valleylab, the costs of developing a direct sales force, and the increased General and Administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

     To date, operating funds have been provided primarily by sales of Common Stock and Warrants to purchase Common Stock, which totaled approximately $17.3 Million through March 31, 1998, and, to a lesser degree, funds provided by sales of the Company's products. The Company used $3,769,642 of cash in its operations in FY 98, $2,283,765 in FY 97, and $1,674,263, in FY 96, which relate primarily to the funding of the Company's annual net losses. The Company raised $0, $13,437,102, and $1,469,239, from issuance's of its Common Stock in each of Fiscal Years 98, 97 and 96, respectively.

     Capital expenditures historically have been relatively minor, and have consisted of specialized equipment, manufacturing equipment, office equipment and leasehold improvements.

     As of March 31, 1998, the Company had $6,199,755 in Cash and Cash Equivalents and Short Term Investments available to fund future operations. As noted in the section on Outlook, under Liquidity and Capital Resources, the Company believes that its cash resources will be sufficient to fund its operations for at least the next twelve months.

INCOME TAXES

     Net operating loss carryforwards totaling approximately $10,205,000 are available to reduce taxable income as of March 31, 1998. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the year 2006. The Company has not paid income taxes since its inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year, if certain events occur, including changes in ownership interests. The Company has established a valuation allowance for the entire amount of its deferred tax asset since inception due to its history of operating losses.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following financial statements are included in this Report:

                                                                         Page
                                                                         ----
     Report of Independent Public Accountants. . . . . . . . . . . . .   F-1

     Consolidated Balance Sheets as of March 31, 1998 and 1997 . . . .   F-2

     Consolidated Statements of Operations for the
     years ended March 31, 1998, 1997 and 1996 . . . . . . . . . . . .   F-3

     Consolidated Statements of Stockholders' Equity for
     the years ended March 31, 1998, 1997 and 1996 . . . . . . . . . .   F-4

     Consolidated Statements of Cash Flows for the years
     ended March 31, 1998, 1997 and 1996 . . . . . . . . . . . . . . .   F-5

     Notes to Consolidated Financial Statements. . . . . . . . . . . .   F-6


                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Electroscope, Inc.:


We have audited the accompanying balance sheets of ELECTROSCOPE, INC. (a Colorado corporation) as of March 31, 1998 and 1997, and the related statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electroscope, Inc. as of March 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three fiscal years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.





Denver, Colorado,                                  ARTHUR ANDERSEN LLP
  May 20, 1998.

                                 ELECTROSCOPE, INC.

                                   BALANCE SHEETS

                              MARCH 31, 1998 AND 1997



                                   ASSETS                                             1998           1997
                                   ------                                         ------------    -----------
CURRENT ASSETS:
  Cash and cash equivalents                                                       $  2,525,026    $   527,015
  Short-term investments, net of discount of $34,841 (1998) and $138,573
    (1997) (Note 2)                                                                  3,674,729      9,631,573
  Accounts receivable, net of allowance for doubtful
    accounts of $7,500 (1998) and $25,000 (1997)                                       321,150        155,446
  Inventory, net of reserve for obsolescence of $140,000 (1998)
    and $102,596 (1997)                                                                543,006        521,696
  Prepaid expenses                                                                      63,259        110,777
                                                                                    ----------     ----------
          Total current assets                                                       7,127,170     10,946,361
                                                                                    ----------     ----------
EQUIPMENT, at cost:
  Furniture, fixtures and equipment                                                    621,607        503,871
  Less- Accumulated depreciation                                                      (380,659)      (258,983)
                                                                                    ----------     ----------
          Equipment, net                                                               240,948        244,888
                                                                                    ----------     ----------

PATENTS, net of accumulated amortization of $11,830 (1998)                             186,454        138,078
          and $9,270 (1997)

OTHER ASSETS                                                                            11,450         11,450
                                                                                    ----------     ----------
          Total assets                                                              $7,566,022    $11,340,777
                                                                                    ----------     ----------
                                                                                    ----------     ----------
                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                                  $   99,430    $   327,682
  Accrued compensation                                                                 150,635        155,908
  Other accrued liabilities                                                            191,871        454,295
  Customer deposits                                                                      4,376         20,223
  Other current liabilities                                                              6,639          6,639
                                                                                    ----------     ----------
          Total current liabilities                                                    452,951        964,747
                                                                                    ----------     ----------
LONG-TERM LIABILITIES:
  Other long-term liabilities                                                            5,331         17,593
                                                                                    ----------     ----------
COMMITMENTS AND CONTINGENCIES (Notes 1, 4 and 6)

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value, 10,000,000 shares
    authorized, no shares outstanding                                                     -                -
  Common stock, no par value, 100,000,000 shares authorized,
    5,383,507 (1998) and 5,389,986 (1997) shares outstanding                        16,941,317     16,997,282
  Warrants for common stock                                                            290,400        290,400
  Accumulated deficit                                                              (10,123,977)    (6,929,245)
                                                                                    ----------     ----------
          Total shareholders' equity                                                 7,107,740     10,358,437
                                                                                    ----------     ----------
          Total liabilities and shareholders' equity                                $7,566,022   $ 11,340,777
                                                                                    ----------     ----------
                                                                                    ----------     ----------



The accompanying notes to financial statements are an integral part of these statements.

                                 ELECTROSCOPE, INC.


                              STATEMENTS OF OPERATIONS



                                                                       For The Fiscal Year Ended March 31
                                                                   ------------------------------------------
                                                                       1998           1997          1996
                                                                   -----------    ------------   -----------
REVENUE, net                                                         $1,315,915     $1,398,184     $2,173,785
COST OF SALES                                                         1,218,342      1,422,005      1,451,077
                                                                     ----------     ----------     ----------
          Gross profit (loss)                                            97,573        (23,821)       722,708
                                                                     ----------     ----------     ----------
OPERATING EXPENSES:
  Sales and marketing                                                 1,834,806      1,511,190        971,838
  General and administrative                                          1,200,572      1,349,371        576,802
  Research and development                                              652,298        616,730        512,541
                                                                     ----------     ----------     ----------
          Total operating expenses                                    3,687,676      3,477,291      2,061,181
                                                                     ----------     ----------     ----------
INCOME (LOSS) FROM OPERATIONS                                        (3,590,103)    (3,501,112)    (1,338,473)

OTHER INCOME (EXPENSE):
  Interest income                                                       413,252        463,854         18,901
  Other income (expense)                                                (17,881)       133,626         14,297
                                                                     ----------     ----------     ----------
NET INCOME (LOSS)                                                   $(3,194,732)   $(2,903,632)   $(1,305,275)
                                                                     ----------     ----------     ----------
                                                                     ----------     ----------     ----------

NET INCOME (LOSS) PER SHARE (Note 2):
  Basic and diluted net income (loss) per common
     share                                                          $     (0.59)   $     (0.58)   $     (0.35)
                                                                     ----------     ----------     ----------
                                                                     ----------     ----------     ----------
  Basic and diluted weighted average shares used
     in computing net income (loss) per common share                  5,377,493      5,045,128      3,704,031
                                                                     ----------     ----------     ----------
                                                                     ----------     ----------     ----------


The accompanying notes to financial statements are an integral part of these statements.

                                 ELECTROSCOPE, INC.

                         STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE FISCAL YEARS ENDED MARCH 31, 1998, 1997 AND 1996




                                                                                                     Accumulated
                                                            Shares        Amount         Warrants       Deficit         Total
                                                          ---------     ----------       --------    -----------      ---------
BALANCES, MARCH 31, 1995                                  3,592,362     $3,788,932       $   -          $(2,720,338)    $1,068,594

  Issuance of common stock for cash
    ($6.00 per share), net of offering costs
    of $3,132, in June 1995-February 1996                   200,000      1,196,868           -              -         1,196,868
  Exercise of options for common stock for
    cash ($2.50 per share), in November 1995
    and March 1996                                           67,762        169,405           -              -           169,405
  Exercise of warrants for common stock
    for cash ($3.00 per share), in March 1996                33,278         99,834           -              -            99,834
  Net income (loss)                                            -              -              -        (1,305,275)    (1,305,275)
                                                          ---------     ----------        -------    -----------      ---------
BALANCES, March 31, 1996                                  3,893,402      5,255,039           -        (4,025,613)     1,229,426

  Exercise of warrants for common stock for
    cash ($3.00 per share), in April 1996                   186,984        560,952           -              -           560,952
  Sale of common stock on initial public
    offering in June 1996, net of offering
    costs of $1,404,459                                   1,200,000     11,195,541           -              -        11,195,541
  Exercise of options for common stock for
    cash ($2.50 per share), in April 1996-
    December 1996                                           109,000        272,500           -              -           272,500
  Exercise of options for common stock for
    cash ($6.00 per share), in September 1996                   600          3,600           -              -             3,600
  Value of warrants to purchase common stock
    for $12.50 per share, in conjunction with
    initial public offering                                    -              -           290,400           -           290,400
  Reduction of proceeds for value of warrants
    issued in conjunction with  initial
    public offering (net of cash received)                     -          (290,350)          -              -          (290,350)
  Net income (loss)                                            -              -              -        (2,903,632)    (2,903,632)
                                                          ---------     ----------        -------    -----------      ---------
BALANCES, March 31, 1997                                  5,389,986     16,997,282        290,400     (6,929,245)    10,358,437

  Repurchase of shares from former officer                  (59,701)      (156,715)          -              -          (156,715)
  Issuance of common stock in lieu of
    cash as a hiring bonus in May 1997                       22,222         40,000           -              -            40,000
  Issuance of common stock in lieu of
    cash payment to vendor                                   15,000         33,750           -              -            33,750
  Issuance of common stock to directors
    as compensation for services                             16,000         27,000           -              -            27,000
  Net Income (Loss)                                            -              -              -        (3,194,732)    (3,194,732)
                                                          ---------     ----------        -------    -----------      ---------
BALANCES, March 31, 1998                                  5,383,507    $16,941,317       $290,400   $(10,123,977)    $7,107,740
                                                          ---------     ----------        -------    -----------      ---------
                                                          ---------     ----------        -------    -----------      ---------



The accompanying notes to financial statements are an integral part of these statements.

                                 ELECTROSCOPE, INC.

                              STATEMENTS OF CASH FLOWS


                                                                            For The Fiscal Year Ended March 31
                                                                        ----------------------------------------
                                                                           1998           1997           1996
                                                                        ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                    $(3,194,732)   $(2,903,632)   $(1,305,275)
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities-
      Depreciation and amortization                                        187,586        154,673         68,574
      Amortization of discount, net                                       (199,692)      (115,864)          -
      Common stock issued in lieu of cash                                  100,750           -              -
      Inventory reserve                                                     37,404         37,596         55,000
      Changes in operating assets and liabilities-
        Accounts receivable                                               (165,704)       (44,981)        15,034
        Inventory                                                          (58,714)       244,125       (487,131)
        Prepaid expenses                                                   47,518         (41,488)       (49,983)
        Accounts payable                                                  (228,252)       197,314       (116,288)
        Accrued compensation and other accrued
          liabilities                                                     (267,697)       422,646        (91,242)
        Customer deposits                                                  (15,847)       (96,298)        74,960
        Deferred revenue                                                         -       (135,703)       135,703
        Other liabilities                                                  (12,262)        (2,153)        26,385
                                                                        ----------     ----------     ----------
          Net cash used in operating activities                         (3,769,642)    (2,283,765)    (1,674,263)
                                                                        ----------     ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments, net of discounts                  (4,813,463)   (20,980,563)          -
  Sale of short-term investments                                        10,969,999     11,465,000           -
  Purchases of equipment                                                  (181,223)      (199,136)      (182,256)
  Patent costs                                                             (50,935)       (45,872)       (26,608)
                                                                        ----------     ----------     ----------
          Net cash provided by (used in)
             investing activities                                        5,924,368     (9,760,571)      (208,864)
                                                                        ----------     ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock and warrants                         -        13,437,102      1,469,239
  Repurchase of Common Stock                                              (156,715)          -              -
  Stock issuance costs                                                        -        (1,404,459)        (3,132)
                                                                        ----------     ----------     ----------
          Net cash  (used in) provided by
             financing activities                                         (156,715)    12,032,643      1,466,107
                                                                        ----------     ----------     ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                       1,998,011        (11,693)      (417,020)

CASH AND CASH EQUIVALENTS,
  beginning of period                                                      527,015        538,708        955,728
                                                                        ----------      ---------      ---------
CASH AND CASH EQUIVALENTS, end of period                              $  2,525,026       $527,015     $  538,708
                                                                        ----------        -------      ---------
                                                                        ----------        -------      ---------




The accompanying notes to financial statements are an integral part of these statements.

                                 ELECTROSCOPE, INC.


                           NOTES TO FINANCIAL STATEMENTS



(1)  ORGANIZATION AND NATURE OF BUSINESS

Electroscope, Inc. (the "Company") was incorporated as a Colorado corporation on February 1, 1991. The Company designs, develops, manufactures and markets a patented monopolar electrosurgical shielding system and integrated surgical instruments, which are designed to provide greater safety to patients who undergo laparoscopic surgery. The products can be used with most electrosurgical instruments available today in the USA. It has also developed and is marketing its own line of integrated, shielded five millimeter electrosurgical instruments which incorporate the Company's proprietary technology. These products monitor for stray electrical energy during laparoscopy and deactivate the electrosurgical unit when this energy is detected under potentially dangerous conditions. The Company's sales to date have been made principally in the United States and were made primarily to Valleylab as a distributor in fiscal years 1996 and 1997. As discussed below, sales to Valleylab were immaterial in fiscal year 1998.

The Company has incurred losses since its inception and has an accumulated
deficit of $10,123,977 at March 31, 1998.   In calendar year 1996, the
exclusive distributor of the Company's products did not purchase products from the Company in sufficient amounts to maintain the distributor's exclusivity. As a result, the sales, marketing and market development activities conducted by that distributor became the responsibility of the Company in FY 1997. During FY 1998 the Company developed a separate distribution channel. The Company's operations are subject to certain risks and uncertainties, including that commercial acceptance of the Company's products will have to occur in the marketplace, in significant volumes, before the Company can attain profitable operations. Other risks and uncertainties include the possibility of continued substantial operating losses, the need to continue to develop a distribution channel for the Company's products, current and potential competitors with greater financial, technical and marketing resources, management's plans for growth and expansion, governmental regulation and the Company's limited manufacturing experience for large-scale production.

In September 1995, the Company entered into an exclusive Distribution Agreement for the Company's products with Valleylab Inc., a part of Hospital Products Group of Pfizer, Inc. ("Valleylab"). The terms of this agreement required Valleylab to purchase minimum amounts of the Company's products in specified time frames, in order to maintain exclusivity. Valleylab did not meet the minimum purchase requirements for calendar year 1996, and the agreement became non-exclusive until the Company terminated the Agreement in February of 1998, after the purchase of Valleylab by United States Surgical Company.

During fiscal years 1998, 1997 and 1996, Valleylab accounted for approximately $25,271, $1,145,900 and $2,002,600 of the total sales revenue of approximately $1,316,000, $1,398,000 and $2,174,000, respectively.

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

     CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, the Company considers all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, short-term investments and short-term trade receivables and payables. The carrying values of cash, short-term investments and short-term receivables and payables approximate their fair value.

     SHORT-TERM INVESTMENTS

As required under Statement of Financial Accounts Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115) management determines the appropriate classification of its investments in debt securities at the time of purchase. At March 31, 1998, the Company's short-term investments consist primarily of government securities which the Company classifies as held-to-maturity.

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

The Company's accounts receivable balances are primarily domestic. The Company's principal customer in 1997 and 1996, Valleylab, accounted for approximately 15% and 74% of its total accounts receivable balance as of March 31, 1997 and 1996, respectively. There are no such concentrations as of March 31, 1998.

     INVENTORY

Inventories are stated at the lower of cost (first in, first out basis) or
market.   At March 31, 1998 and 1997, inventory consisted of the following:

                                                 1998           1997
                                                -------        -------
          Raw Materials                       $ 448,486       $266,299
          Work in Process                             -        225,353
          Finished Goods                        234,520        132,640
                                                -------        -------
                                                683,006        624,292
          Less - Reserve for Obsolescence      (140,000)      (102,596)
                                                -------        -------
                                              $ 543,006       $521,696
                                                -------        -------
                                                -------        -------

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

In September 1995, the Company received a $150,000 non-refundable payment from Valleylab as part of the exclusive Distribution Agreement. This payment was deferred and was being recognized into income ratably over the term of the Distribution Agreement. As Valleylab did not meet the minimum purchase requirements in calendar year 1996 and the agreement became non-exclusive, the remaining balance of the non-refundable payment was recorded in income during fiscal year 1997.

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

     NEW ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board, ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". This statement establishes standards for computing and presenting earnings per share. The Company adopted this standard for its third fiscal quarter ending December 31, 1997.

     LOSS PER COMMON SHARE AND COMMON EQUIVALENT SHARE

Loss per common share and common equivalent share for all fiscal years presented is computed using the sum of the weighted average number of shares of common stock and common stock equivalent shares from common stock options and warrants. Options and warrants for the Company's common stock issued have been excluded as they are antidilutive. For fiscal year 1998, the Company has reported earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

(3)  SHAREHOLDERS' EQUITY

     STOCK OPTION PLAN

In 1991, the Company adopted a stock option plan (the "Plan") to provide directors, officers, other employees and consultants options to purchase shares of the Company's common stock. Under the terms of the Plan, the Board of Directors may grant either "nonqualified" or "incentive" stock options, as defined by the Internal Revenue Code and related regulations. Under the terms of the Plan, the purchase price of a nonqualified option may be less than the then fair market value of the stock. The purchase price of the shares subject to an incentive stock option will be the fair market value of the Company's common stock on the date the option is granted. If the grantee owns more than 10% of the total combined voting power or value of all classes of stock on the date of grant, the purchase price of an incentive stock option shall be at least 110% of the fair market value at the date of grant and the exercise term will be up to five years from the date of grant. Generally, vesting of stock options is either immediate or occurs such that 20% becomes exercisable at the date of grant and 20% become exercisable each year thereafter. However, certain options under the Plan vest after a specified period of time, and may be accelerated based on achieving specified events. Generally, all stock options must be exercised within ten years from the date granted.

In July 1995, the Company's Board of Directors and shareholders approved an increase in the number of shares authorized under the Plan. The number of shares authorized for incentive stock options was increased from 750,000 to 850,000 shares and the number of authorized shares for nonqualified stock options was increased from 150,000 to 200,000 shares. On March 31, 1996, the Company's Board of Directors amended and restated the Plan, and designated an additional 100,000 shares of the Company's common stock as reserved for future issuance. This amendment was approved by the Company's shareholders on April 17, 1996.

On March 31, 1997 the Company's Board of Directors approved a 1997 Stock Option Plan, which provided for an additional 800,000 shares. This Plan was approved by the Company's shareholders on August 15, 1997.

     STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123

SFAS 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS 123 allows the continued measurement of compensation cost for such plans using the intrinsic value method prescribed by APB 25, provided that pro forma disclosures are made of net income or loss and net income or loss per common share, assuming the fair value based method of SFAS 123 had been applied. The Company has elected to account for its stock-based compensation plans for employees under APB 25; accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted during fiscal years 1998 and 1997, using the Black-Scholes option valuation model and the following weighted average assumptions:

                                                   1998           1997
                                                ----------     ----------
          Risk-free interest rate                 6.3%           6.2 %
          Expected lives                          3.8            4.0 years
          Expected volatility                     88.340%        56.065%
          Expected dividend yield                 0%             0%


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

The total fair value of options granted was computed to be approximately $1,619,547, $173,848 and $1,173,848 for the years ended March 31, 1998, 1997 and 1996, respectively. These amounts are amortized ratably over the vesting periods of the options. Pro forma stock-based compensation, net of the effect of forfeitures, was $672,271, $193,564 and $120,665 for 1998, 1997 and 1996,
respectively. Because SFAS 123 has not been applied to options granted prior to March 31, 1995, the resulting pro-forma compensation cost may not be representative of that to be expected in future years. If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net loss and pro forma net loss per common share would have been reported as follows:

                                                                  Fiscal Year Ended
                                                                       March 31,
                                                     1998                1997               1996
                                                 ------------------------------------------------------
     Net Loss
          As Reported                             $(3,194,732)        $(2,903,632)        $(1,305,275)
          Pro forma                               $(3,867,003)        $(3,097,196)        $(1,425,940)
     Pro Forma Net Loss Per Common Share
          As Reported                             $ (0.59)            $ (0.58)            $ (0.35)
          Pro Forma                               $ (0.72)            $ (0.61)            $ (0.39)


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

A summary of the Company's stock option activity, and related information for each of the three fiscal years ended March 31, 1998 is as follows:

                                                          Weighted
                                                          Average
                                                          Exercise
                                        Outstanding        Price
                                      ---------------   ------------
BALANCE, as of March 31, 1995             855,600          $2.57
                                          -------           ----
                                          -------           ----

EXERCISABLE, as of March 31, 1995         340,467          $2.50

  Granted                                 361,200          $5.92
  Exercised                               (67,762)         $2.50
  Canceled                               (170,000)         $2.85
                                         --------
BALANCE, as of March 31, 1996             979,038          $3.76
                                          -------           ----
                                          -------           ----

EXERCISABLE, as of March 31, 1996         432,118          $3.03

  Granted                                  62,000          $5.66
  Exercised                              (109,600)         $2.52
  Canceled                               (208,038)         $3.88
                                          -------
BALANCE, as of March 31, 1997             723,400          $4.08
                                          -------           ----
                                          -------           ----

EXERCISABLE, as of March 31, 1997         368,720          $3.47
                                          -------           ----
                                          -------           ----

  Granted                               1,174,800          $3.16
  Exercised                                     -           -
  Canceled                               (660,600)         $4.25
                                         --------
BALANCE, as of March 31, 1998           1,237,600          $3.12
                                        ---------           ----
                                        ---------           ----

EXERCISABLE, as of March 31, 1998         470,044          $3.33
                                          -------           ----
                                          -------           ----

The weighted average exercise prices and weighted average fair values of options granted during fiscal years 1998, 1997 and 1996 are as follows: (Exercise Prices equal to Market Prices)

                               Number of           Fair        Exercise
                                Options           Value          Price
                              -----------       ---------     ----------
Fiscal Year 1996                 361,200          $3.25          $5.92
Fiscal Year 1997                  62,000          $2.80          $5.66
Fiscal Year 1998               1,174,800          $1.38          $3.16


The following table summarizes information about employee stock options outstanding and exercisable at March 31, 1998:


                                   Options Outstanding                            Options Exercisable
                -----------------------------------------------------      ---------------------------------
                   Number of            Weighted
                    Options              Average          Weighted            Number              Weighted
 Range of         Outstanding           Remaining          Average          Exercisable            Average
 Exercise         At March 31,         Contractual        Exercise          At March 31,          Exercise
  Prices             1998             Life in Years        Price               1998                 Price
-------------   -------------         -------------     -------------      -------------       -------------
$2.25-$2.50        980,600                 6.1             $  2.34             357,444              $ 2.46
$4.50-$6.60        245,000                 7.2             $  5.88             107,800              $ 5.90
$10.50              12,000                 8.2              $10.50               4,800              $10.50



Of the 1,237,600 options for the Company's common stock at March 31, 1998, 527,624 represent nonqualified stock options and 709,976 represent incentive stock options. The exercise price of all options granted through March 31, 1998, has been equal to or greater than the fair market value, as determined by the Company's Board of Directors or based upon publicly quoted market values of the Company's common stock on the date of the grant. At March 31, 1998, options for 531,838 of the Company's common stock are available for grant under the plan.

     PRIVATE PLACEMENT OFFERING

On May 10, 1995 the Company offered 200,000 shares of common stock at $6 per share in a private placement in order to raise additional capital. The sale of these shares was completed on February 28, 1996. This sale of common stock was effected as a sale of units, each unit consisting of one share of common stock and a two year warrant which allows the holder of such warrant to purchase one-half of one share of the Company's common stock at a per share price of $7.50. These warrants expired on various dates ending February 28, 1998 and none were exercised. No value was ascribed to the warrants.

     OUTSTANDING WARRANTS

In conjunction with the Company's Initial Public Offering (IPO) in June, 1996, the Company agreed to sell to John G. Kinnard and Company, Incorporated as the representative of the several Underwriters, for a nominal purchase price, a five-year warrant to purchase up to 120,000 shares of the Common Stock of the Company, exercisable at 120% of the IPO price of $10.50 per share. As of March 31, 1998, none of the warrants had been exercised.

(4)  COMMITMENTS AND CONTINGENCIES

The Company currently leases its office space under a noncancelable lease agreement which requires payments of $8,435 per month from November 1, 1997 through October 31, 1998, at which time the lease expires if not renewed by the Company.

Rent expense for the fiscal years ended March 31, 1998, 1997 and 1996 was $99,663, $116,011 and $87,769 respectively.

The Company is subject to regulation by the United States Food and Drug Administration ("FDA"). The FDA provides regulations governing the manufacture and sale of the Company's products and regularly inspects the Company and other manufacturers to determine their compliance with these regulations.

The Company was last inspected in April 1995, and has not, at March 31, 1998, been notified of any deficiencies from that inspection. FDA inspections are conducted approximately every two years after approval is obtained or on a more frequent basis, at the discretion of the FDA. The Company was granted a Certificate to Foreign Government in December 1996 which states in part that, based on the last periodic inspection, the Company was in substantial compliance with CGMP.

(5)  INCOME TAXES

From its inception, the Company has generated losses for both financial reporting and tax purposes. Deferred tax assets (approximately $3.6 million as of March 31, 1998) for the Federal and state tax benefit of the net operating loss carryforward and research and development carryovers have been completely offset by a valuation allowance because the realization criteria set forth in SFAS No. 109 are not currently satisfied, primarily due to the Company's history of operating losses.

For income tax return reporting purposes, the Company may utilize approximately $10.2 million of net operating loss carryforwards which expire, if not previously utilized, at various dates beginning in the year 2006. The Tax Reform Act of 1986 contains provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including changes in ownership interests. In addition, the Company also has certain research and development tax credit forwards available to it.

The Company's effective tax rate differs from the Federal statutory tax rate primarily due to non-deductible expenditures.

(6)  LEGAL MATTERS

On June 4, 1997, a class action lawsuit was filed against the Company, the members of the Board of Directors as of the date of the Company's initial public offering, and John G. Kinnard and Company, Inc., the underwriter of the
Company's initial public offering.   The complaint was filed by Avrom Gart, a
former shareholder of the Company, individually and on behalf of all others similarly situated. The complaint alleged that the Company's Registration Statement which became effective on or about June 25, 1996, of which the prospectus was a part, was materially false and misleading, contained untrue statements of material facts, omitted to state other facts necessary to make the statements therein not misleading, and failed to disclose adequately material facts.

On March 24, 1998, the United States District Court in Minneapolis, Minnesota dismissed the Complaint with Prejudice.

(7)  RETIREMENT PLAN

On January 1, 1998 the Company adopted a 401(K) Profit Sharing Plan which covers all full-time employees who have completed six-months of full-time continuous service and are age eighteen or older. Participants may defer up to 20% of their gross pay up to a maximum limit determined by law ($10,000 in calendar
1998).  Participants are immediately vested in their contributions.

The Company may make discretionary contributions based on corporate financial results for the fiscal year. Vesting in the profit sharing contribution account (the company's contribution) is based on years of service, with a participant fully vested after five years of credited service.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.
     (a) Exhibits - The following exhibits are attached to this report on Form 10KSB or are incorporated by reference:
                                             ----------------------------
3.1 Articles of Incorporation of the Company, as amended (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996.)
3.2 Bylaws of the Company. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996)
4.1 Form of certificate for shares of Common Stock. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996)
10.1 Distribution Agreement dated September 8, 1995 between Electroscope, Inc. and Valleylab Inc. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996)
10.2 Lease Agreement dated September 11, 1995 between Electroscope, Inc. and Sterling Partnership.(Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996)
10.3 Electroscope, Inc. Stock Option Plan, as amended. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).
10.4 Electroscope, Inc. 1997 Stock Option Plan. (Incorporated by reference from Proxy Statement dated July 15, 1997.
10.5   Employment Agreement dated May 5, 1997, with Patrick F. Crane. (Filed as
       Exhibit 10.4 to Form 10-KSB for the year ended March 31, 1997, and incorporated herein by reference).

       (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES

     In accordance with the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Dated: May 29, 1998.          ELECTROSCOPE, INC.


                                        By:/s/ Patrick F. Crane
                                          ---------------------
                                        Patrick F. Crane
                                        Chief Executive Officer and President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Patrick F. Crane
----------------------
Patrick F. Crane         Chief Executive Officer (Principal
                         Executive Officer) and Director         May 29, 1998


/s/ Karl Hawkins
----------------------
Karl Hawkins             Chief Financial Officer (Principal      May 29, 1998
                         Financial and Accounting Officer)


/s/ Vern D. Kornelsen    Director                                June 11, 1998
----------------------
Vern D. Kornelsen


/s/ David W. Newton      Vice President, Research and Develop-   May 29, 1998
----------------------   ment and Director
David W. Newton



/s/ Roger C. Odell       Director                                May 29, 1998
----------------------
Roger C. Odell


/s/ Donald R. Temple     Director                                June 2, 1998
----------------------
Donald R. Temple, M.D.


/s/ Joe W. Tippett       Director                                June 2, 1998
----------------------
Joe W. Tippett, M.D.


/s/ Robert D. Tucker     Director                                June 10, 1998
----------------------
Robert D. Tucker, M.D.


/s/ C. Randle Voyles     Director                                June 11, 1998
----------------------
C. Randle Voyles, M.D.