Form 10KSB/A
period 1998-03-31
ELECTROSCOPE INC
filed 1998-08-10
CIK 930775

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                    FORM 10-KSB/A
                                    -----------

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

This Form 10-K consists of 38 pages.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.
     (a) Exhibits - The following exhibits are attached to this report on Form 10KSB or are incorporated by reference:
                                             ----------------------------
3.1 Articles of Incorporation of the Company, as amended (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996.)
3.2 Bylaws of the Company. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996)
4.1 Form of certificate for shares of Common Stock. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996)
10.1 Distribution Agreement dated September 8, 1995 between Electroscope, Inc. and Valleylab Inc. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996)
10.2 Lease Agreement dated September 11, 1995 between Electroscope, Inc. and Sterling Partnership.(Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996)
10.3 Electroscope, Inc. Stock Option Plan, as amended. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).
10.4 Electroscope, Inc. 1997 Stock Option Plan. (Incorporated by reference from Proxy Statement dated July 15, 1997.
10.5   Employment Agreement dated May 5, 1997, with Patrick F. Crane. (Filed as
       Exhibit 10.4 to Form 10-KSB for the year ended March 31, 1997, and incorporated herein by reference).
27.1   Financial Data Schedule

SIGNATURES

     In accordance with the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Dated: August 7, 1998.        ELECTROSCOPE, INC.


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

/s/ Patrick F. Crane
----------------------
Patrick F. Crane         Chief Executive Officer (Principal
                         Executive Officer) and Director         August 7, 1998


/s/ Karl Hawkins
----------------------
Karl Hawkins             Chief Financial Officer (Principal      August 7, 1998
                         Financial and Accounting Officer)


/s/ Vern D. Kornelsen    Director                                August 7, 1998
----------------------
Vern D. Kornelsen


/s/ David W. Newton      Vice President, Research and Develop-   August 7, 1998
----------------------   ment and Director
David W. Newton



/s/ Roger C. Odell       Director                                August 7, 1998
----------------------
Roger C. Odell


/s/ Donald R. Temple     Director                                August 7, 1998
----------------------
Donald R. Temple, M.D.


/s/ Joe W. Tippett       Director                                August 7, 1998
----------------------
Joe W. Tippett, M.D.


/s/ Robert D. Tucker     Director                                August 7, 1998
----------------------
Robert D. Tucker, M.D.


/s/ C. Randle Voyles     Director                                August 7, 1998
----------------------
C. Randle Voyles, M.D.