Form 10QSB
period 1998-06-30
ELECTROSCOPE INC
filed 1998-08-14
CIK 930775

                      U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                    FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934
                    For the quarterly period ended June 30, 1998


               For the transaction period from __________ to________

                         Commission file number     0-28604
                                                --------------

                                ELECTROSCOPE, INC.
         -----------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)

       COLORADO                                    84-1162056
----------------------------            ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

                   4828 STERLING DRIVE, BOULDER, COLORADO  80301
                   ---------------------------------------------
                      (Address of principal executive offices)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (303) 444-2600
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
YES        X            NO
       --------      --------

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE:

   COMMON STOCK, NO PAR VALUE                     5,383,507 SHARES
-----------------------------------         --------------------------------
            Class                           (outstanding at August 11, 1998)

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

YES                    NO    X
   -------                -------

                                 ELECTROSCOPE, INC.

                                    FORM 10-QSB

                        FOR THE QUARTER ENDED JUNE 30, 1998


                                       INDEX


                                                                         Page
                                                                        Number
                                                                        ------

PART I.    UNAUDITED FINANCIAL INFORMATION

      ITEM 1    -    Condensed Interim Financial Statements . . . . . .     3
                -    Condensed Balance Sheets as of June 30,
                     1998 and March 31, 1998 . . . . .. . . . . . . . .     3
                -    Condensed Statements of Operations for
                     the Three Months Ended June 30, 1998 and 1997. . .     4
                -    Condensed Statements of Cash Flows for
                     the Three Months Ended June 30, 1998 and 1997. . .     5
                -    Notes to Condensed Interim Financial
                     Statements . . . . . . . . . . . . . . . . . . . .     6

      ITEM 2    -    Management's Discussion and Analysis
                     of Financial Condition and Results of Operations .     9

PART II.   OTHER INFORMATION

      ITEM 1         Legal Proceedings. . . . . . . . . . . . . . . . .    13

      ITEM 6    -    Exhibits and Reports on Form 8-K . . . . . . . . .    13

      SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14

      EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . .    15

PART I      FINANCIAL INFORMATION

ITEM 1 -  CONDENSED INTERIM FINANCIAL STATEMENTS


                                ELECTROSCOPE, INC.


                              CONDENSED BALANCE SHEETS
                                    (UNAUDITED)

                                                                 June 30,      March 31,
                      ASSETS                                       1998           1998
                                                              --------------  -------------

CURRENT ASSETS:
  Cash and cash equivalents                                     $ 1,492,421    $ 2,525,026
  Short-term investments                                          4,280,078      3,674,729
  Accounts receivable, net of allowance for doubtful
     accounts of $7,040 and $7,500, respectively                    188,903        321,150
  Inventory, net of reserve for obsolescence of $70,318
     and $140,000, respectively                                     496,417        543,006
  Prepaid expenses                                                  102,359         63,259
                                                              --------------  -------------
          Total current assets                                    6,560,178      7,127,170
                                                              --------------  -------------
EQUIPMENT, at cost:
  Furniture, fixtures and equipment                                 625,350        621,607
  Less - Accumulated depreciation                                  (413,796)      (380,659)
                                                              --------------  -------------
          Equipment, net                                            211,554        240,948
                                                              --------------  -------------
PATENTS, net of accumulated amortization of $13,036
  and $11,830, respectively                                         174,562        186,454
OTHER ASSETS                                                         11,450         11,450
                                                              --------------  -------------
          Total assets                                          $ 6,957,744    $ 7,566,022
                                                              --------------  -------------
                                                              --------------  -------------

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                              $    98,235    $    99,430
  Accrued compensation                                              108,801        150,635
  Other accrued liabilities                                         208,506        191,871
  Customer deposits and other accrued liabilities                     4,828         11,015
                                                              --------------  -------------
          Total current liabilities                                 420,370        452,951
                                                              --------------  -------------
LONG-TERM LIABILITIES:
     Other long-term liabilities                                      5,503          5,331
                                                              --------------  -------------
          Total long-term liabilities                                 5,503          5,331
                                                              --------------  -------------
COMMITMENTS AND CONTINGENCIES (Notes 1 and 3)

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value, 10,000,000 shares
     authorized, no shares outstanding                                -              -
  Common stock, no par value, 100,000,000 shares
     authorized, 5,383,507 and 5,383,507 shares
     outstanding, respectively                                   16,941,317     16,941,317
  Warrants to purchase common stock                                 290,400        290,400
  Accumulated deficit                                           (10,699,846)   (10,123,977)
                                                              --------------  -------------
          Total shareholders' equity                              6,531,871      7,107,740
                                                              --------------  -------------
          Total liabilities and shareholders' equity            $ 6,957,744    $ 7,566,022
                                                              --------------  -------------
                                                              --------------  -------------

     The accompanying notes are an integral part of these financial statements.

                                 ELECTROSCOPE, INC.


                         CONDENSED STATEMENTS OF OPERATIONS
                                    (Unaudited)


                                                    For the Three Months
                                                       Ended June 30,
                                                 --------------------------
                                                     1998           1997
                                                 -----------    -----------
REVENUE, net                                       $ 313,878    $   311,564

COST OF SALES                                        265,118        274,962
                                                 -----------    -----------
          Gross profit                                48,760         36,602
                                                 -----------    -----------
OPERATING EXPENSES:
  Sales and marketing                                315,968        561,741
  General and administrative                         260,232        408,579
  Research and development                           127,043        209,675
                                                 -----------    -----------
          Total operating expenses                   703,243      1,179,995
                                                 -----------    -----------
INCOME (LOSS) FROM OPERATIONS                       (654,483)    (1,143,393)

OTHER INCOME:
  Interest income                                     78,980        112,949
  Other income (expense)                                (366)       (15,433)
                                                 -----------    -----------
NET INCOME (LOSS)                                  $(575,869)   $(1,045,877)
                                                 -----------    -----------
                                                 -----------    -----------
NET INCOME (LOSS) PER SHARE (Note 2):
  Basic and diluted net income (loss) per
     common share                                     $(0.11)        $(0.19)
                                                 -----------    -----------
                                                 -----------    -----------
  Basic and diluted weighted average shares
   used in computing net income (loss)
   per common share                                5,383,507      5,374,950
                                                 -----------    -----------
                                                 -----------    -----------

          The accompanying notes are an integral part of these statements.

                                 ELECTROSCOPE, INC.


                         CONDENSED STATEMENTS OF CASH FLOWS
                                    (Unaudited)


                                                                       For the Three Months
                                                                          Ended June 30,
                                                                  -----------------------------
                                                                        1998           1997
                                                                  -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $   (575,869)  $ (1,045,877)
  Adjustments to reconcile net income (loss) to net cash
     used in operating activities-
       Depreciation and amortization                                      49,877         33,462
       Amortization of discount                                          (39,678)      (109,005)
       Common stock issued as stock bonus                                    -           40,000
       Inventory reserves                                                (69,682)           -
       Changes in operating assets and liabilities-
          Accounts receivable                                            132,707        (60,626)
          Inventory                                                      116,271        (85,004)
          Other assets                                                   (39,100)        25,240
          Accounts payable                                                (1,195)       (84,957)
          Accrued compensation, Customer deposits and other
            accrued liabilities                                          (31,217)      (208,738)
                                                                  -------------- --------------
          Net cash used in operating activities                         (457,886)    (1,495,505)
                                                                  -------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment                                                  (3,743)       (98,696)
  Patent costs                                                            (5,305)        (4,484)
  Purchases of short-term investments                                 (2,877,671)            --
  Sale of short-term investments                                       2,312,000      8,099,999
                                                                  -------------- --------------
          Net cash used in investing activities                         (574,719)     7,996,819
                                                                  -------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of common stock                                                  --       (156,715)
                                                                  -------------- --------------
          Net cash provided by (used in) financing activities                 --       (156,715)
                                                                  -------------- --------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (1,032,605)     6,344,599

CASH AND CASH EQUIVALENTS, beginning of period                         2,525,026        527,015
                                                                  -------------- --------------
CASH AND CASH EQUIVALENTS, end of period                            $  1,492,421   $  6,871,614
                                                                  -------------- --------------
                                                                  -------------- --------------

          The accompanying notes are an integral part of these statements.

                                 ELECTROSCOPE, INC.


                  NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

                                   JUNE 30, 1998
                                    (Unaudited)



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

The Company has incurred losses since its inception and has an accumulated deficit of $10,699,846 at June 30, 1998. The Company's operations are subject to certain risks and uncertainties, which include the following:
Commercial acceptance of the Company's products will have to occur in the marketplace, in significant volumes, before the Company can attain profitable operations; the possibility of continued substantial operating losses and limitations on future capital availability; current and potential competitors with greater financial, technical and marketing resources; the potential impact of a failure to comply with or changes in government regulations; manufacturing being subject to Governmental regulations; dependence on new product development and intellectual property rights; dependence on single source suppliers and sub-contractors; the Company's limited manufacturing experience for large-scale production; potential fluctuations in future quarterly results; uncertainty of future efforts at health care reform; product liability risk and limited insurance coverage against such risk; potential risks associated with the Year 2000 computer software issue, and dependence on key personnel.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     SHORT-TERM INVESTMENTS

As required under Statement of Financial Accounts Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS
115) management determines the appropriate classification of its investments in debt securities at the time of purchase. At June 30, 1998, the Company's short-term investments consist primarily of government securities which the Company classifies as held-to-maturity.

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


     INVENTORY

Inventory consists primarily of component parts and raw materials, and is valued at the lower of cost (first-in, first-out basis) or market. Inventory consists of the following:

                                                      June 30,       March 31,
                                                        1998           1998
                                                     ----------     ----------
     Raw materials                                     $395,724       $448,486
     Finished goods                                     171,011        234,520
                                                     ----------     ----------
                                                        566,735        683,006
     Less - Reserve for obsolescence                    (70,318)      (140,000)
                                                     ----------     ----------
                                                       $496,417       $543,006
                                                     ----------     ----------
                                                     ----------     ----------

     INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. SFAS No. 109 requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. The Company's deferred tax assets have been completely offset by a valuation allowance because the realization criteria set forth in SFAS 109 are not currently satisfied, primarily due to the Company's history of operating losses.

     NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board, ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". This statement establishes standards for computing and presenting earnings per share. The Company adopted this standard in its fiscal quarter ended December 31, 1997.

The Company adopted the provisions of SFAS 130, "Reporting Comprehensive Income" as of April 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The adoption of this statement had no impact on the Company's financial statements.

     BASIC AND DILUTED LOSS PER COMMON SHARE

Loss per basic and diluted common share for all fiscal years presented is computed using the sum of the weighted average number of shares of common stock outstanding. Fully diluted shares which would result from the exercise of common stock options and warrants would be anti-dilutive and thus are not presented.

(3)  COMMITMENTS AND CONTINGENCIES

The Company is subject to regulation by the United States Food and Drug Administration ("FDA"). The FDA provides regulations governing the manufacture and sale of the Company's products and regularly inspects the Company and other manufacturers to determine their compliance with these regulations. As of June 30, 1998 the Company believes it was in substantial compliance with all known regulations.

Because of seasonal and other factors including the continuing development of the sales force discussed in Item 2, Historical Perspective and Outlook, Results of Operations, the results of operations for the quarter ended June 30, 1998, should not be taken as an indication of the results of operations for all or any part of the balance of the year.

(4)  MANAGEMENT'S REPRESENTATIONS

The condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report to the Securities and Exchange Commission, filed on Form 10-KSB on June 15, 1998.

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
                    AND RESULTS OF OPERATIONS

     GENERAL

The Company manufactures and markets a line of proprietary electrosurgical products that are designed to provide greater safety to patients who undergo minimally invasive electrosurgery (MIS). The Company believes that its patented Electroshield-Registered Trademark- Monitoring System offers surgeons significant advantages compared to other electrosurgical systems in use because of its ability to monitor dynamically for stray electrical energy out of the view of the surgeon during MIS procedures. The Company has received five FDA Form 510(k) notifications for its products and obtained patent protection for its products' basic shielding and monitoring features.

The Company recognizes that market awareness and acceptance of the hazards inherent in monopolar electrosurgery and acceptance of the Company's products to address such hazards has been slower to occur than the Company had believed would be the case. The Company has modified its marketing strategies to address the issues of market acceptance of the technology. The Company has also undertaken efforts to broaden the product line offerings beyond the original EM2 product and its accessories. The Company is developing a line of disposable products, and intends to explore product development and acquisition opportunities with third parties.

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

Statements herein that are not historical facts, including statements about the Company's strategies and expectations about new and existing products and market demand and acceptance of new and existing products, technologies and opportunities, market and industry segment growth, and return on investments in products and markets are forward looking statements within the meaning of the Private Securities Litigation Reform. Act of 1995. These forward looking statements involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward looking statements. These forward looking statements should be read in conjunction with the risk factors discussed in the Form 10-KSB filed by the Company on June 15, 1998. All forward looking statements are based on information available to the Company on the date of this document and the Company assumes no obligation to update such forward looking statements.

     HISTORICAL PERSPECTIVE AND OUTLOOK

The Company was organized in February 1991. During its first two years, the Company developed the EM2 Electronic Monitor and adaptive sheaths to work with traditional electrosurgical instruments. During this period, the Company applied for patents with the United States Patent Office and conducted clinical trials. The Company also continued work on its patent applications and formulated development plans for shielded hinged tip and fixed tip electrosurgical instruments. As this development program proceeded it became apparent that the merging of electrical and mechanical engineering skills in the instrument development process for the Company's patented, integrated electrosurgical instruments was more difficult than was expected at first. As a result, the development of the instruments with the Electroshield-Registered Trademark- Active Electrode Monitoring (AEM-Registered Trademark-) technology was not completed until 1995. The Company introduced integrated instruments for the Electroshield-Registered Trademark- Monitoring System (EMS) in November 1995.

The installed base of the Company's EM2 and EM2+ Electronic Monitors has continued to increase since the introduction of the product in 1994. The Company believes such installed base has the potential for increasing as the independent sales representatives of the Company become familiar with the EMS and sell the system to their customers. The Company expects that the sales of electrosurgical instruments and accessories should increase as additional EM2+ Electronic Monitors are installed. The Company continues to devote resources to increasing market awareness of the inherent hazards of monopolar electrosurgery. There can be no assurance, however, as to the rate of market acceptance of the EMS. Given the system's short history of usage, the Company cannot predict the rate of its electrosurgical instrument sales. As a result of the lack of immediate market acceptance of the EM2+ EMS, the Company has broadened its R&D efforts to reduce its dependence on products involving AEM-Registered Trademark- technology.

The Company believed that the most cost effective way to educate the market to the hazards of monopolar electrosurgery and to generate significant revenues for the Company was to supplement a direct sales effort with an exclusive distribution agreement with Valleylab, Inc., then a division of Pfizer, Inc. This agreement did not meet its objectives and the Company has developed its own direct sales force, made up of Company employees and independent sales representative organizations, which together provide market presence in many of the major market areas in the United States. In addition, in Fiscal Year 1998 the Company began to sell through independent distributors in Australia, Canada and Taiwan. The Company believes that such measures, along with increased marketing efforts and the introduction of new products, will provide the basis for increased revenues and will ultimately lead to profitable operations. Management does not expect that profitable revenue levels will be reached in fiscal year 1999, and there can be no assurance that these measures, or any others that the company may adopt, will result in either increased revenues or profitable operations.

The Company has incurred losses from operations since inception and has an accumulated deficit of $10,699,846 as of June 30, 1998. Due to the need to continue the development and training of a sales and distribution network the Company believes that it may continue to operate at a net loss for several quarters. The Company believes its results of operations may fluctuate on a quarterly basis as a result of the size and frequency of sales through the independent sales network, which could result in increased sales expenses. Such fluctuations may be significant, and may result in the Company operating at a loss in any one period even after a period of profitability.

     RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997.

NET REVENUES. Revenues for the three months ended June 30, 1998, were $313,878, compared to $311,564 for the three months ended June 30, 1997, an increase of 1%. The Company anticipates revenue growth for the fiscal year ended March 31, 1999 ("Fiscal Year 1999") compared to fiscal year 1998 as the Company's efforts to develop an independent sales force and marketing program mature and result in increased market coverage and increased sales. The company also expects to introduce new products during Fiscal Year 1999 which are expected to contribute to increased revenues. There can be no assurance, however, that the Company's sales and marketing efforts will lead to increased revenues, or that the new products will find adequate market acceptance to generate significant revenues.

GROSS PROFIT. The gross profit for the three months ended June 30, 1998, of $48,760 increased by 33% from the three months ended June 30, 1997 gross profit of $36,602. Gross profit as a percentage of revenue (gross margin) increased from 12% for the three months ended June 30, 1997 to 16% in the three months ended June 30, 1998. The increase in gross profit is primarily the result of lower manufacturing overhead spending. Gross profit and gross margin can be expected to fluctuate from quarter to quarter, as a result of product sales mix and sales volume. Gross margins are expected to be higher at higher levels of production and sales. These higher gross margins are currently not being achieved because of the expenses related to manufacturing capacity, which is currently underutilized due to the reduced levels of product revenues and other, generally fixed, manufacturing costs.

SALES AND MARKETING EXPENSES. Sales and marketing expenses of $315,968 for the three months ended June 30, 1998 decreased by 44% compared to $561,741 for the three months ended June 30, 1997. The decrease is the result of the Company's transition from a direct sales force to a network of independent sales representatives who are paid on a commission only basis. In addition, in the quarter ended June 30, 1997 the Company incurred significant expenditures on a communications campaign to increase market awareness of the hazards inherent in laparoscopic surgery. The Company believes that sales and marketing expenses will decrease as a percentage of net revenue with increasing sales volume. There can be no assurance, however, that such decrease will occur.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $260,232 for the three months ended June 30, 1998 decreased by 36% compared to $408,579 for the three months ended June 30, 1997. This decrease was primarily the result of the transfer of certain personnel to Marketing and Sales, and also reflected the payment in stock of a bonus to the Chief Executive Officer in the three months ended June 30, 1997, with no comparable payment in the 1998 period.

RESEARCH AND DEVELOPMENT. Research and development expenses of $127,043 for the three months ended June 30, 1998 decreased by 39% compared to $209,675 for the three months ended June 30, 1997. This decrease reflects the reduced level of engineering support required for the Company's EM2+ product, offset in part by spending on new product development efforts.

     LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its cash requirements principally through sales of Common Stock which approximated $17.3 million through June 30, 1998, and, to a substantially lesser degree, funds provided by sales of the Company's products. Historically, these funds have been used for working capital and general corporate purposes including research and development. The Company may use working capital to build inventories, to ensure that orders can be filled in a timely manner, to support the sales efforts of the Company's sales force and to accommodate anticipated growth. While net proceeds from the Company's initial public offering are currently invested primarily in money market instruments and government securities, the Company may also use a substantial portion of the net proceeds for the acquisition or development of complementary products or businesses, if such acquisition or development opportunities arise. The Company currently has no understanding, commitment or agreement with respect to any such acquisition or development program.

Capital expenditures historically have been relatively minor, and have consisted of specialized equipment, manufacturing equipment, office equipment and leasehold improvements. The Company anticipates that its cash on hand will be sufficient to fund its operations, working capital and capital requirements for at least the next twelve months.

The Company's common stock is traded on the Nasdaq National Market. The Company must also maintain certain requirements in order to be listed on Nasdaq. These requirements include maintaining a specified level of net tangible assets, as defined, market capitalization or net income. Additionally, the Company must maintain a specified level of publicly traded shares, market value of the publicly traded shares, minimum bid price, number of market makers and shareholders. On July 14, 1998 the Company was notified by Nasdaq that it was not in compliance with the Nasdaq listing requirements. The Company has 90 days to respond to Nasdaq with its plans to stay in compliance. There can be no assurance that the Company will be able to continue to be traded on the Nasdaq National Market exchange.

     INCOME TAXES

Net operating loss carryforwards totaling approximately $10.2 million are available to reduce taxable income as of June 30, 1998. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the year 2006. The Company has not paid income taxes since its inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year, if certain events occur, including changes in ownership interests. The Company has established a valuation allowance for the entire amount of its deferred tax asset since inception due to its history of operating losses.

PART II.  OTHER INFORMATION

     ITEM 1         LEGAL PROCEEDINGS

                    THE COMPANY IS EXPOSED TO VARIOUS ASSERTED AND UNASSERTED CLAIMS ARISING IN THE NORMAL COURSE OF BUSINESS. THE COMPANY DOES NOT BELIEVE THAT THESE CLAIMS WILL HAVE ANY MATERIAL IMPACT ON THE FINANCIAL POSITION, RESULTS OF OPERATIONS OR CASH FLOWS OF THE COMPANY.

     ITEM 2         Not Applicable

     ITEM 3    -    Not Applicable

     ITEM 4    -    Not Applicable

     ITEM 5    -    Not Applicable

     ITEM 6    -    EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

                    27  - Financial Data Schedule.

               (b) On April 6, 1998, the Registrant filed a report with the SEC on Form 8-K, and under Item 5 reported that the Class Action Complaint brought against the Registrant in June of 1997 had been dismissed with prejudice on March 24, 1998 by the United States District Court in the District of Minnesota.

                    On April 17, 1998, the Registrant filed a report with the SEC on Form 8-K, and under Item 5 reported that a Schedule 13D had been filed with the SEC by Vern D. Kornelsen and CMED Partners, LLLP indicating that Mr. Kornelsen had obtained sole dispositive power over 36.1% of the Registrants outstanding Common Stock.

                    On April 30, 1998, the Registrant filed a report with the SEC on Form 8-K, and under Item 5 reported that Vern D. Kornelsen had been elected to the Board of Directors of the Registrant, and that Roger C. Odell had transferred 88% of his direct holdings of the Common Stock of the Registrant to CMED Partners, LLLP.

                               SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Electroscope has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

           Name                  Title                       Date
----------------------------------------------------------------------------



    /s/ Karl D. Hawkins      Chief Financial Officer        August 11, 1998
-------------------------- (Principal Accounting Officer)
     Karl D. Hawkins

                                   EXHIBIT INDEX




                                                            Sequentially
          Exhibit No.            Description               Numbered Page
-----------------------------------------------------------------------------

              27             Financial Data Schedule             16