Form 10QSB
period 1998-09-30
ELECTROSCOPE INC
filed 1998-10-28
CIK 930775

                      U. S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                    FORM 10-QSB

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934
                 For the quarterly period ended September 30, 1998

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
YES  X     NO
   ----      ----

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE:


       COMMON STOCK, NO PAR VALUE             SHARES  5,383,507
       --------------------------             -----------------
                 Class                        (outstanding at October 23, 1998)

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

YES        NO  X
   ----      ----

                                 ELECTROSCOPE, INC.

                                    FORM 10-QSB

                      FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                                       INDEX

                                                                        Page
                                                                       Number
                                                                       ------

PART I.        FINANCIAL INFORMATION

     ITEM 1    -    Condensed Interim Financial Statements . . . . . .    3
               -    Condensed Balance Sheets as of September 30,
                      1998 and March 31, 1998. . . . . . . . . . . . .    3
               -    Condensed Statements of Operations for
                      the Three Months Ended September 30, 1998
                      and 1997 . . . . . . . . . . . . . . . . . . . .    4
                    Condensed Statements of Operations for
                      the Six Months Ended September 30, 1998
                      and 1997 . . . . . . . . . . . . . . . . . . . .    5
               -    Condensed Statements of Cash Flows for
                      the Six Months Ended September 30, 1998
                      and 1997 . . . . . . . . . . . . . . . . . . . .    6
               -    Notes to Condensed Interim Financial
                      Statements . . . . . . . . . . . . . . . . . . .    7

     ITEM 2    -    Management's Discussion and Analysis
                      of Financial Condition and Results of
                      Operations . . . . . . . . . . . . . . . . . . .   10

PART II.       OTHER INFORMATION

     ITEM 4    -    Submission of Matters to a Vote of Security
                    Holders. . . . . . . . . . . . . . . . . . . . . .   15

     ITEM 6    -    Exhibits and Reports on Form 8-K . . . . . . . . .   15

     SIGNATURE       . . . . . . . . . . . . . . . . . . . . . . . . .   16

     EXHIBIT INDEX   . . . . . . . . . . . . . . . . . . . . . . . . .   17


PART I    FINANCIAL INFORMATION

ITEM 1    -    CONDENSED INTERIM FINANCIAL STATEMENTS


                                 ELECTROSCOPE, INC.

                              CONDENSED BALANCE SHEETS
                                    (Unaudited)

                                                 September 30,      March 31,
                       ASSETS                        1998             1998
                       ------                    -------------     -----------

CURRENT ASSETS:
  Cash and cash equivalents                         $ 1,315,898      $ 2,525,026
  Short-term investments                              4,059,033        3,674,729
  Accounts receivable, net of allowance
     for doubtful accounts of $7,500 and
     $7,500, respectively                               154,672          321,150
  Inventory, net of reserve for obsolescence
     of $70,318 and $140,000, respectively              495,452          543,006
  Prepaid expenses                                       76,903           63,259
                                                   -------------     -----------
       Total current assets                           6,101,958        7,127,170
                                                   -------------     -----------

EQUIPMENT, at cost:
  Furniture, fixtures and equipment                     647,423          621,607
  Less- Accumulated depreciation                       (447,650)        (380,659)
                                                   -------------     -----------
       Equipment, net                                   199,773          240,948
                                                   -------------     -----------
PATENTS, net of accumulated amortization
       of $14,380 and $11,830 respectively              156,153          186,454
OTHER ASSETS                                             14,077           11,450
                                                   -------------     -----------
       Total assets                                $  6,471,961      $ 7,566,022
                                                   -------------     -----------
                                                   -------------     -----------


                        LIABILITIES AND SHAREHOLDERS' EQUITY
                        ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                 $    131,302      $    99,430
  Accrued compensation                                  134,612          150,635
  Other accrued liabilities                             174,928          191,871
  Customer deposits                                          --            4,376
  Other current liabilities                              21,025            6,639
                                                   -------------     -----------
       Total current liabilities                        461,867          452,951
                                                   -------------     -----------
LONG-TERM LIABILITIES:
     Other long-term liabilities                          4,447            5,331
                                                   -------------     -----------
       Total long-term liabilities                        4,447            5,331
COMMITMENTS AND CONTINGENCIES (Notes 1 and 4)

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value, 10,000,000
     shares authorized, no shares outstanding                --               --
  Common stock, no par value, 100,000,000
     shares authorized, 5,383,507 and 5,383,507
     shares outstanding, respectively                16,941,317       16,941,317
  Warrants to purchase common stock                     290,400          290,400
  Accumulated deficit                               (11,226,070)     (10,123,977)
                                                   -------------     -----------
       Total shareholders' equity                     6,005,647        7,107,740
                                                   -------------     -----------
       Total liabilities and shareholders' equity  $  6,471,961      $ 7,566,022
                                                   -------------     -----------
                                                   -------------     -----------


          The accompanying notes are an integral part of these statements.

                                 ELECTROSCOPE, INC.

                         CONDENSED STATEMENTS OF OPERATIONS
                                    (Unaudited)



                                                        For the Three Months
                                                         Ended September 30,
                                                      -------------------------
                                                         1998           1997
                                                      ---------     -----------
REVENUE, net                                          $ 368,428     $   329,179

COST OF SALES                                           244,787         312,323
                                                      ---------     -----------
       Gross profit                                     123,641          16,856
                                                      ---------     -----------
OPERATING EXPENSES:
  Sales and marketing                                   330,524         497,567
  General and administrative                            253,605         340,674
  Research and development                              138,964         180,105
                                                      ---------     -----------
       Total operating expenses                         723,093       1,018,346
                                                      ---------     -----------
INCOME (LOSS) FROM OPERATIONS                          (599,452)     (1,001,490)

OTHER INCOME:
  Interest income                                        77,339         110,690
  Other income (expense)                                 (4,111)         (7,090)
                                                      ---------     -----------
NET INCOME (LOSS)                                     $(526,224)    $  (897,890)
                                                      ---------     -----------
                                                      ---------     -----------
NET INCOME (LOSS) PER SHARE (Note 2):
  Basic and diluted net income (loss) per
     common share                                     $   (0.10)    $     (0.17)
                                                      ---------     -----------
                                                      ---------     -----------
  Basic and diluted weighted average shares
     used in computing net income (loss) per
     common share                                     5,383,507       5,368,007
                                                      ---------     -----------
                                                      ---------     -----------


        The accompanying notes are an integral part of these statements.

                              ELECTROSCOPE, INC.

                     CONDENSED STATEMENTS OF OPERATIONS
                                 (Unaudited)



                                                         For the Six Months
                                                         Ended September 30,
                                                    ---------------------------
                                                        1998           1997
                                                    -----------     -----------

REVENUE, net                                        $   682,306     $   640,743

COST OF SALES                                           509,905         587,285
                                                    -----------     -----------
       Gross profit                                     172,401          53,458
                                                    -----------     -----------
OPERATING EXPENSES:
  Sales and marketing                                   646,492       1,059,306
  General and administrative                            513,837         749,254
  Research and development                              266,007         389,779
                                                    -----------     -----------
       Total operating expenses                       1,426,336       2,198,339
                                                    -----------     -----------
INCOME (LOSS) FROM OPERATIONS                        (1,253,935)     (2,144,881)

OTHER INCOME:
  Interest income                                       156,319         223,639
  Other income (expense)                                 (4,477)        (22,524)
                                                    -----------     -----------
NET INCOME (LOSS)                                   $(1,102,093)    $(1,943,766)
                                                    -----------     -----------
                                                    -----------     -----------
NET INCOME (LOSS) PER SHARE (Note 2):
  Basic and diluted net income (loss) per
     common share                                   $     (0.21)    $     (0.36)
                                                    -----------     -----------
                                                    -----------     -----------
  Basic and diluted weighted average shares
     used in computing net income (loss) per
     common share                                     5,383,507       5,371,479
                                                    -----------     -----------
                                                    -----------     -----------


      The accompanying notes are an integral part of these statements.

                                 ELECTROSCOPE, INC.

                         CONDENSED STATEMENTS OF CASH FLOWS
                                    (Unaudited)


                                                         For the Six Months
                                                         Ended September 30,
                                                    ---------------------------
                                                        1998           1997
                                                    -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                 $(1,102,093)    $(1,943,766)
  Adjustments to reconcile net income
     (loss) to net cash used in
     operating activities-
       Depreciation and amortization                     89,743          93,770
       Amortization of discount                         (90,452)       (130,569)
       Common stock issued in lieu of cash                   --         100,750
       Inventory Reserves                                    --         (9,653)
       Loss on retirement of assets                      22,633              --
       Changes in operating assets and liabilities-
         Accounts receivable                            166,478         (28,297)
         Inventory                                       47,554        (159,653)
         Accrued Interest and other current assets      (13,644)         42,765
         Other assets                                    (2,627)             --
         Accounts payable                                31,872         (81,219)
         Accrued compensation and other accrued
          liabilities                                   (18,580)       (229,072)
         Customer deposits                               (4,376)         (4,486)
         Other liabilities                                 (884)         (3,320)
                                                    -----------     -----------
           Net cash used in operating activities       (874,376)     (2,352,750)
                                                    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment                                (29,818)       (174,411)
  Patent costs                                          (11,694)        (11,897)
  Purchases of short-term investments-net            (4,540,240)     (1,611,743)
  Sale of short-term investments                      4,247,000       8,383,999
                                                    -----------     -----------
           Net cash (used in) provided by
            investing activities                       (334,752)      6,585,948
                                                    -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of common stock                                 --        (156,715)
                                                    -----------     -----------
           Net cash used in financing activities             --        (156,715)
                                                    -----------     -----------
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                        (1,209,128)      4,076,483

CASH AND CASH EQUIVALENTS, beginning of period        2,525,026         527,015
                                                    -----------     -----------
CASH AND CASH EQUIVALENTS, end of period            $ 1,315,898     $ 4,603,498
                                                    -----------     -----------
                                                    -----------     -----------


       The accompanying notes are an integral part of these statements.

                                 ELECTROSCOPE, INC.

                  NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

                                 SEPTEMBER 30, 1998
                                    (Unaudited)

(1)  ORGANIZATION AND NATURE OF BUSINESS

Electroscope, Inc. (the "Company") was incorporated as a Colorado corporation on February 1, 1991. The Company designs, develops, manufactures and markets a patented monopolar electrosurgical shielding system. The product monitors for stray electrical energy during laparoscopic surgical procedures and deactivates the electrosurgical unit when this energy creates potentially dangerous conditions, thus enhancing patient safety for patients who undergo laparoscopic surgery. The product can be used with most electrosurgical instruments available today in the USA. The Company has also developed and is marketing its own line of integrated, shielded, five millimeter diameter electrosurgical instruments that incorporate the Company's proprietary technology. The Company's sales to date have been made principally in the United States.

The Company has incurred losses since its inception and has an accumulated deficit of $11,226,070 at September 30, 1998. The Company's operations are subject to certain risks and uncertainties, which include the following: commercial acceptance of the Company's products will have to occur in the marketplace, in significant volumes, before the Company can attain profitable operations; the possibility of continued substantial operating losses and limitations on future capital availability; current and potential competitors with greater financial, technical and marketing resources; the potential impact of a failure to comply with or changes in government regulations; manufacturing being subject to Governmental regulations; dependence on new product development and intellectual property rights; dependence on single source suppliers and sub-contractors; the Company's limited manufacturing experience for large-scale production; potential fluctuations in future quarterly results; uncertainty of future efforts at health care reform; product liability risk and limited insurance coverage against such risk; potential risks associated with the Year 2000 computer software issue; and dependence on key personnel.

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

      CASH AND CASH EQUIVALENTS

For purposes of presentation in the financial statements, the Company considers all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents.

     SHORT-TERM INVESTMENTS

As required under Statement of Financial Accounts Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS
115) management determines the appropriate classification of its investments in debt securities at the time of purchase. At September 30, 1998, the Company's short-term investments consist primarily of government and corporate securities that the Company classifies as held-to-maturity.

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


     INVENTORY

Inventory consists primarily of component parts and raw materials, and is valued at the lower of cost (first-in, first-out basis) or market. Inventory consists of the following:


                                     September 30,     March 31,
                                          1998           1998
                                     -------------     ---------
     Raw materials                      $ 437,442      $ 448,486
     Finished goods                       128,328        234,520
                                        ---------      ---------
                                          565,770        683,006
     Less- Reserve for obsolescence       (70,318)      (140,000)
                                        ---------      ---------
                                        $ 495,452      $ 543,006
                                        ---------      ---------
                                        ---------      ---------


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

     NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board, ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". This statement establishes standards for computing and presenting earnings per share. The Company adopted this standard in its fiscal quarter ended December 31, 1997, and such adoption had no impact on reported loss per share.

The Company adopted the provisions of SFAS 130, "Reporting Comprehensive Income" as of April 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The adoption of this statement had no impact on the Company's financial statements as there are no differences between Net Income and Comprehensive Income.

     BASIC AND DILUTED LOSS PER COMMON SHARE

Loss per common share and common equivalent share for all fiscal periods presented is computed using the sum of the weighted average number of shares of common stock outstanding. Fully diluted shares that would result from the exercise of common stock options and warrants would be anti-dilutive and thus are not presented.

(3)  COMMITMENTS AND CONTINGENCIES

The Company is subject to regulation by the United States Food and Drug Administration ("FDA"). The FDA provides regulations governing the manufacture and sale of the Company's products and regularly inspects the Company and other manufacturers to determine their compliance with these regulations. As of September 30, 1998, the Company believes it was in substantial compliance with all known regulations.

Because of seasonal and other factors including the continuing development of the sales force the results of operations for the quarter ended September 30, 1998, should not be taken as an indication of the results of operations for all or any part of the balance of the year.

 (4) MANAGEMENT'S REPRESENTATIONS

The condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report to the Securities Exchange Commission, for the fiscal year ended March 31, 1998, filed on Form 10-KSB on June 15, 1998.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     GENERAL

The Company manufactures and markets a line of proprietary electrosurgical products that are designed to enhance patient safety for patients who undergo minimally invasive electrosurgery (MIS). The Company believes that its patented Electroshield-Registered Trademark- Monitoring System offers surgeons significant advantages compared to other electrosurgical systems in use because of its ability to dynamically monitor for stray electrical energy out of the view of the surgeon during MIS procedures. The Company has received five FDA Form 510(k) notifications for its products and obtained patent protection for its products' basic shielding and monitoring features.

The Company recognizes that market awareness and acceptance of the hazards inherent in monopolar electrosurgery and acceptance of the Company's products to address such hazards has been slower to occur than the Company had believed would be the case. The Company is continuing to develop a sales force in the U.S. consisting primarily of independent sales representative organizations. The Company has modified its marketing strategies to address the issues of market acceptance of the technology. The Company has also undertaken efforts to broaden the product line offerings beyond the original EM-2 product and its accessories. The Company is developing a line of disposable products and intends to explore additional product development and acquisition opportunities from third parties.

The Company believes that it has sufficient cash resources on hand to attract and continue to attract the additional human resources necessary to manage the development of the sales force, the increased marketing efforts, and the general growth of the business. There can be no assurance however, that the Company's efforts in this area will result in increased revenues or the achievement of profitability. As a result of several factors the Company's Common Stock has been delisted from the Nasdaq National Market System and trades on the Over the Counter Bulletin Board, as previously announced. (See Liquidity and Capital Resources)

Statements herein that are not historical facts, including statements about the Company's strategies and expectations about new and existing products and market demand and acceptance of new and existing products, technologies and opportunities, market and industry segment growth, and return on investments in products and markets are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward looking statements. These forward looking statements should be read in conjunction with the risk factors discussed in the Form 10-KSB filed by the Company on June 15, 1998. All forward looking statements are based on information available to the Company on the date of this document and the Company assumes no obligation to update such forward looking statements.

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

The Company has incurred losses from operations since inception and has an accumulated deficit of $11,226,070 as of September 30, 1998. Due to the need to continue the development and training of a sales and distribution network the Company believes that it may continue to operate at a net loss for several quarters. The Company believes its results of operations may fluctuate on a quarterly basis as a result of the size and frequency of sales through the independent sales network and the development of its internal sales force, resulting in increased sales expenses. Such fluctuations may be significant, and may result in the Company operating at a loss in any one period even after a period of profitability.

     RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

NET REVENUES. Revenues for the three months ended September 30, 1998 were $368,428, compared to $329,179 for the three months ended September 30, 1997, an increase of 12%. The increase is attributable to the Company continuing to develop its own sales and marketing efforts and the introduction of disposable products at the end of September 1997. The Company anticipates revenue growth for the fiscal year ended March 31, 1999 ("Fiscal Year 1999"), compared to fiscal year 1998 as the Company's continuing development of an independent sales force and marketing program mature and result in increased market coverage and increased sales. The company also expects to introduce new products during fiscal year 1999, which are expected to contribute to increased revenues. There can be no assurance, however, that the Company's sales and marketing efforts will lead to increased revenues, or that the new products will find adequate market acceptance to generate significant revenues.

GROSS PROFIT. Gross profit for the three months ended September 30, 1998 was $123,641, compared to the three months ended September 30, 1997 gross profit of $16,856, an increase of 633%. Gross profit as a percentage of revenue (Gross Margin) increased to 33.6% for the three months ended September 30, 1998 from 5.1% in the three months ended September 30, 1997. Gross profit and gross margin can be expected to fluctuate from quarter to quarter, as a result of product sales mix and sales volume. The increase in gross profit is partly due to product mix and volumes, and partly to lower spending levels in the manufacturing facility. Gross margins, while improved, are expected to be higher at higher levels of production and sales. These higher gross margins are currently not being achieved because of the expenses related to manufacturing capacity, which is currently underutilized and other, generally fixed, manufacturing costs.

SALES AND MARKETING EXPENSES. Sales and marketing expenses for the three months ended September 30, 1998 were $330,524 compared to $497,567 for the three months ended September 30, 1997, a decrease of 34%. The decrease is the result of the Company's change from a primarily direct sales force to one made up of independent sales representatives who are paid on a commission basis only. In the three months ended September 30, 1997 the Company invested in a significant marketing communications effort to increase market awareness of the hazards inherent in monopolar electrosurgery, with no comparable levels of spending in the three months ended September 30, 1998. Offsetting some of the reductions in marketing spending was the redeployment of certain employees from administrative and operations assignments to marketing and customer support roles. The Company believes that sales and marketing expenses will decrease as a percentage of net revenue with increasing sales volume. There can be no assurance, however, that such decrease will occur.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended September 30, 1998 were $253,605, compared to $340,674 for the three months ended September 30, 1997, a decrease of 26%. The reduction is due to expense reduction programs, especially for outside services and lower spending on directors fees, plus the transfer of certain personnel to marketing and customer support functions. In addition, in the three months ended September 1997 the Company was incurring significant legal fees in connection with its successful defense against the shareholder law suit, which was ultimately dismissed by a Federal Court in March of 1998.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the three months ended September 30, 1998 were $138,964 compared to $180,105 for the three months ended September 30, 1997, a decrease of 23%. The primary contributors to the lower level of spending were reductions in headcount due to completion of some engineering projects, lower levels of inventory consumption required to test and modify products and lower levels of outside services, related again to completed projects.

     RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1997.

NET REVENUES. Revenues for the six months ended September 30, 1998 were $682,306, compared to $640,743 for the six months ended September 30, 1997, an increase of 6.5%. The increase is attributable to the Company continuing to develop its own sales and marketing efforts and the introduction of disposable products at the end of September 1997. The Company anticipates revenue growth for the fiscal year ended March 31, 1999 ("Fiscal Year 1999") compared to fiscal year 1998 as the Company's efforts to develop an independent sales force and marketing program mature and result in increased market coverage and increased sales. The company also expects to introduce new products during fiscal year 1999 that are expected to contribute to increased revenues. There can be no assurance, however, that the Company's sales and marketing efforts will lead to increased revenues, or that the new products will find adequate market acceptance to generate significant revenues.

GROSS PROFIT. Gross profit for the six months ended September 30, 1998 was $172,401, compared to the gross profit of $53,458 for the six months ended September 30, 1997, an increase of 222%. Gross profit as a percentage of revenue (Gross Margin) increased to 25.3 % for the six months ended September 30, 1998 compared to 8.3% for the six months ended September 30, 1997. The increase in gross profit is the result of reductions in manufacturing headcount and spending reduction programs. Gross profit and gross margin can be expected to fluctuate from quarter to quarter, as a result of product sales mix and sales volume. Gross margins, while improved, are expected to be higher at higher levels of production and sales. These higher gross margins are currently not being achieved because of the expenses related to manufacturing capacity, which is currently underutilized and other, generally fixed, manufacturing costs.

SALES AND MARKETING EXPENSES. Sales and marketing expenses for the six months ended September 30, 1998 were $646,492 compared to $1,059,306 for the six months ended September 30, 1997 a decrease of 39%. The decrease is the result of the Company's change from a primarily direct sales force to one made up of independent sales representatives who are paid on a commission
basis only.   In the six months ended September 30, 1997 the Company made substantial investments in a significant marketing communications effort to increase market awareness of the hazards inherent in monopolar electrosurgery, with no comparable level of expenditures in the six months ended September 30, 1998. Some of the reduced levels of spending were offset by the reassignment of certain personnel from Administration and Operations to marketing and customer support roles. The Company believes that sales and marketing expenses will decrease as a percentage of net revenue with increasing sales volume. There can be no assurance, however, that such decrease will occur.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ended September 30, 1998 were $513,837 compared to $749,254 for the six months ended September 30, 1997, a decrease of 31%. In the six months ended September 30, 1997 the Company incurred significant legal expenses in connection with its successful defense against the shareholder lawsuit, which was dismissed by a Federal Court in March 1998. In addition, certain administrative personnel were reassigned to marketing support functions in the six months ended September 30, 1998.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the six months ended September 30, 1998 were $266,007 compared to $389,779 for the six months ended September 30, 1997, a decrease of 32%. The decrease is the result of a decrease in headcount, reflecting the completion of certain engineering projects, a reduction in the utilization of outside consulting services and reduced consumption of inventories and supplies used in testing and modifying products.

     LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its cash requirements principally through sales of Common Stock which approximated $17.1 million through September 30, 1998, and, to a substantially lesser degree, funds provided by sales of the Company's products. Historically, these funds have been used for working capital and general corporate purposes including research and development. The Company may use working capital to build inventories to ensure that orders can be filled in a timely manner, to support the sales efforts of the Company's sales force and to accommodate anticipated growth. While the remaining net proceeds from the Company's initial public offering are currently invested primarily in money market instruments, government and corporate securities, the Company may also use a substantial portion of those net proceeds for the acquisition or development of complementary products or businesses, if such acquisition or development opportunities arise. The Company currently has no understanding, commitment or agreement with respect to any such acquisition or development program.

Capital expenditures historically have been relatively minor, and have consisted of specialized equipment, manufacturing equipment, office equipment and leasehold improvements. The Company anticipates that its cash on hand will be sufficient to fund its operations, working capital and capital requirements for at least the next twelve months.

The Company's Common Stock trades on the Over the Counter Bulletin Board.
The Company's Common Stock formerly traded on the Nasdaq National Market. On October 12, 1998, the Company's Common Stock was delisted from the Nasdaq National Market for failure to meet certain listing requirements.

     INCOME TAXES

Net operating loss carryforwards totaling approximately $10.2 million are available to reduce taxable income as of September 30, 1998. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the year 2006. The Company has not paid income taxes since its inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year, if certain events occur, including changes in ownership interests. The Company has established a valuation allowance for the entire amount of its deferred tax asset since inception due to its history of operating losses.

     YEAR 2000

Computer programs that rely on two-digit date codes to perform computations and decisions-making functions may cause computer systems to malfunction due to an inability of such programs to interpret the date code "00" as the year 2000. The Company has determined that none of the products of the Company are subject to Year 2000 problems. The Company is conducting an audit of the software and hardware used by the Company to assess the scope of Year 2000 problems, if any. The Company is also conducting a review of its major suppliers of goods and services to understand their level of compliance with Year 2000 issues. Both of these reviews are expected to be completed during the three months ended December 31, 1998.

The Company does not anticipate that its review of internal hardware and software will reveal material problems, as the Company uses current versions of software provided by major software vendors. Likewise, the Company does not anticipate that any material issues will arise as a result of its review of hardware, as the Company utilizes hardware that is less than a year old for the most part. The Company has adequate financial resources to replace any hardware and/or software that is determined not to be Year 2000 compliant.

The Company believes that most of its service providers will represent that they are Year 2000 compliant. If in its survey of significant vendors of materials, the Company becomes concerned that one or more vendors either is not Year 2000 compliant or has what the Company believes to be inadequate programs to become Year 2000 compliant, the Company will develop additional programs to reduce or eliminate its reliance on such vendors.

PART II.  OTHER INFORMATION

ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           (a) On August 21, 1998 the Annual Meeting of the shareholders of the Company was held. The purpose of the meeting was to elect Directors for the coming year and to ratify the appointment of Arthur Andersen LLP as independent public accountants for the Company. Results of the voting were:

                (1)  To Elect Directors:

                     Name                     Votes For    Votes Withheld
                     ----                     ---------    --------------
                     Patrick F. Crane         4,506,637        11,005
                     Vernon D. Kornelsen      4,446,469        71,173
                     David W. Newton          4,505,637        12,005
                     Roger C. Odell           4,445,369        72,273
                     C. Randle Voyles         4,506,637        11,005


                (2) To ratify the appointment of Arthur Andersen LLP as independent public accountants for the Company:

                         Votes For:               4,507,576
                         Votes Against:               4,800
                         Abstain:                     5,266

ITEM 6  -  EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits

                27  - Financial Data Schedule.

           (b) On August 26, 1998 the Registrant filed a report with the SEC on Form 8-K, and under Item 5 reported that the Board of Directors accepted the resignation of Patrick F. Crane as an Officer and the resignation of C. Randle Voyles as a Director, both resignations effective immediately. The Registrant also reported that David W. Newton was appointed as Acting Chief Executive Officer.

           (c) On September 30, 1998 the Registrant filed a report with the SEC on Form 8-K and under Item 5 reported that the Registrant had been notified by Nasdaq that it was not in compliance with certain requirements for continuing listing on the Nasdaq National Market System. The Registrant also reported that it believed that the company would be delisted from the Nasdaq National Market System on October 12, 1998.

                                     SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Electroscope has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         Name                         Title                         Date
--------------------------    -----------------------          ----------------

/s/ Karl D. Hawkins           Chief Financial Officer          October 27, 1998
----------------------        (Principal Accounting Officer)
    Karl D. Hawkins

                                    EXHIBIT INDEX


                                                     Sequentially
  Exhibit No.         Description                    Numbered Page
---------------    -----------------------          ----------------
     27            Financial Data Schedule                 18
