Form 10QSB
period 1998-12-31
ELECTROSCOPE INC
filed 1999-01-27
CIK 930775

                 U. S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15
                (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31,
                                   1998


           For the transition period from __________ to________

                      Commission file number 0-28604
                                             -------


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

                 4828 STERLING DRIVE, BOULDER, COLORADO 80301
-------------------------------------------------------------------------------
                   (Address of principal executive offices)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (303) 444-2600
-------------------------------------------------------------------------------
                          (Issuer's telephone number)

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OF 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES __X__ NO_____

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE:

    COMMON STOCK, NO PAR VALUE                        5,383,507 SHARES
-------------------------------------------------------------------------------
            Class                             (outstanding at January 26, 1999)

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

YES _____  NO __X__

                            ELECTROSCOPE, INC.

                                FORM 10-QSB

                  FOR THE QUARTER ENDED DECEMBER 31, 1998


                                   INDEX

                                                                                                                 PAGE
                                                                                                                NUMBER
                                                                                                                ------
PART I.             FINANCIAL INFORMATION

         ITEM 1     -    Condensed Interim Financial Statements.............................................        3
                    -    Condensed Balance Sheets as of December 31,
                            1998 and March 31, 1998.........................................................        3
                    -    Condensed Statements of Operations for
                            the Three Months Ended December 31, 1998 and 1997...............................        4
                         Condensed Statements of Operations for
                            the Nine Months Ended December 31, 1998 and 1997................................        5
                    -    Condensed Statements of Cash Flows for
                            the Nine Months Ended December 31, 1998 and 1997................................        6
                    -    Notes to Condensed Interim Financial
                            Statements......................................................................        7

         ITEM 2     -    Management's Discussion and Analysis
                            of Financial Condition and Results of Operations................................       10

PART II.            OTHER INFORMATION

         ITEM 6     -    Exhibits and Reports on Form 8-K...................................................       15

         SIGNATURES ........................................................................................       16

         EXHIBIT INDEX .....................................................................................       17

PART I            FINANCIAL INFORMATION

ITEM 1   -   CONDENSED INTERIM FINANCIAL STATEMENTS

                              ELECTROSCOPE, INC.

                           CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                                                          December 31,        March 31,
                                                                              1998               1998
                                      ASSETS                              ------------      ------------
CURRENT ASSETS:
    Cash and cash equivalents                                             $  1,023,206      $  2,525,026
    Short-term investments, net                                              3,718,583         3,674,729
    Accounts receivable, net of allowance for doubtful
       accounts of $7,500 and $7,500, respectively                             269,697           321,150
    Inventory, net of reserve for obsolescence of $70,318
       and $140,000 respectively                                               464,512           543,006
    Prepaid expenses                                                            93,473            63,259
                                                                          ------------      ------------
              Total current assets                                           5,569,471         7,127,170
                                                                          ------------      ------------
EQUIPMENT, at cost:
    Furniture, fixtures and equipment                                          647,147           621,607
    Less- Accumulated depreciation                                            (483,359)         (380,659)
                                                                          ------------      ------------
              Equipment, net                                                   163,788           240,948
                                                                          ------------      ------------
PATENTS, net of accumulated amortization of $12,792 and $11,830,               120,336           186,454
              respectively
OTHER ASSETS                                                                    14,077            11,450
                                                                          ------------      ------------
              Total assets                                                $  5,867,672      $  7,566,022
                                                                          ------------      ------------
                                                                          ------------      ------------

                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                      $     67,571      $     99,430
    Accrued compensation                                                       107,437           150,635
    Other accrued liabilities                                                  203,975           191,871
    Customer deposits                                                              ---             4,376
    Other current liabilities                                                    4,224             6,639
                                                                          ------------      ------------
              Total current liabilities                                        383,207           452,951
                                                                          ------------      ------------
LONG-TERM LIABILITIES:
       Other long-term liabilities                                               3,391             5,331
                                                                          ------------      ------------
COMMITMENTS AND CONTINGENCIES (Notes 1 and 4)

SHAREHOLDERS' EQUITY:
    Preferred stock, no par value, 10,000,000 shares authorized,
       no shares outstanding                                                  -                 -
    Common stock, no par value, 100,000,000 shares authorized,
       5,383,507 and 5,383,507 shares outstanding, respectively             16,941,317        16,941,317
    Warrants to purchase common stock                                          290,400           290,400
    Accumulated deficit                                                    (11,750,643)      (10,123,977)
                                                                          ------------      ------------
              Total shareholders' equity                                     5,481,074         7,107,740
                                                                          ------------      ------------
              Total liabilities and shareholders' equity                  $  5,867,672      $  7,566,022
                                                                          ------------      ------------
                                                                          ------------      ------------

     The accompanying notes are an integral part of these balance sheets.

                               ELECTROSCOPE, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                           For the Three Months
                                                                            Ended December 31,
                                                                       ---------------------------
                                                                          1998              1997
                                                                       ---------         ---------
REVENUE, net                                                           $ 405,007         $ 266,530

COST OF SALES                                                            262,134           319,360
                                                                       ---------         ---------
              Gross profit                                               142,873           (52,830)
                                                                       ---------         ---------
OPERATING EXPENSES:
    Sales and marketing                                                  374,938           396,329
    General and administrative                                           194,621           327,610
    Research and development                                             170,266           122,957
                                                                       ---------         ---------
              Total operating expenses                                   739,825           846,896
                                                                       ---------         ---------
INCOME (LOSS) FROM OPERATIONS                                           (596,952)         (899,726)

OTHER INCOME:
    Interest income                                                       73,585           101,388
    Other income (expense)                                                (1,203)              (82)
                                                                       ---------         ---------
NET INCOME (LOSS)                                                      $(524,570)        $(798,420)
                                                                       ---------         ---------
                                                                       ---------         ---------

NET INCOME (LOSS) PER SHARE (Note 2):
    Basic and diluted net income (loss) per common share               $   (0.10)        $   (0.15)
                                                                       ---------         ---------
                                                                       ---------         ---------

    Basic and diluted weighted average shares used in computing
       net income (loss) per common share                              5,383,507         5,383,507
                                                                       ---------         ---------
                                                                       ---------         ---------

        The accompanying notes are an integral part of these statements.

                               ELECTROSCOPE, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                           For the Nine Months
                                                                            Ended December 31,
                                                                      -----------------------------
                                                                          1998              1997
                                                                      -----------       -----------
REVENUE, net                                                          $ 1,087,313       $   907,274

COST OF SALES                                                             772,039           906,647
                                                                      -----------       -----------
              Gross profit                                                315,274               627
                                                                      -----------       -----------
OPERATING EXPENSES:
    Sales and marketing                                                 1,021,430         1,455,635
    General and administrative                                            708,458         1,076,864
    Research and development                                              436,273           512,737
                                                                      -----------       -----------
              Total operating expenses                                  2,166,161         3,045,236
                                                                      -----------       -----------
INCOME (LOSS) FROM OPERATIONS                                          (1,850,887)       (3,044,609)

OTHER INCOME:
    Interest income                                                       229,904           325,089
    Other income (expense)                                                 (5,683)          (22,668)
                                                                      -----------       -----------
NET INCOME (LOSS)                                                     $(1,626,666)      $(2,742,188)
                                                                      -----------       -----------
                                                                      -----------       -----------

NET INCOME (LOSS) PER SHARE (Note 2):
    Basic and diluted net income (loss) per common share              $     (0.30)      $     (0.51)
                                                                      -----------       -----------
                                                                      -----------       -----------

    Basic and diluted weighted average shares used in computing
       net income (loss) per common share                               5,383,507         5,375,488
                                                                      -----------       -----------
                                                                      -----------       -----------

        The accompanying notes are an integral part of these statements.

                               ELECTROSCOPE, INC.


                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     For the Nine Months
                                                                                      Ended December 31,
                                                                                -----------------------------
                                                                                    1998              1997
                                                                                -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                           $(1,626,666)      $(2,742,188)
    Adjustments to reconcile net income (loss) to net cash
       used in operating activities-
          Depreciation and amortization                                             185,110           153,437
          Amortization of discount                                                 (133,028)         (163,268)
          Common stock issued in lieu of cash                                           ---           100,750
          Changes in operating assets and liabilities-
              Accounts receivable                                                    51,453            10,485
              Inventory                                                              78,494          (101,241)
              Prepaid expenses and other assets                                     (32,841)           14,100
              Accounts payable                                                      (31,859)         (258,414)
              Accrued compensation and other current accrued
                 liabilities                                                        (31,094)         (235,881)
              Customer deposits                                                      (4,376)          (11,073)
              Other liabilities                                                      (1,940)          (10,602)
                                                                                -----------       -----------
                 Net cash used in operating activities                           (1,546,747)       (3,243,895)
                                                                                -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of equipment                                                          (30,014)         (181,621)
    Patent costs                                                                    (12,467)          (16,449)
    Purchases of short-term investments, net                                     (6,564,592)       (1,611,743)
    Sale of short-term investments                                                6,652,000         9,023,999
                                                                                -----------       -----------
                 Net cash provided by investing activities                           44,927         7,214,186
                                                                                -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repurchase of common stock                                                          ---          (156,715)
                                                                                -----------       -----------
                 Net cash provided by / (used in) financing activities                  ---          (156,715)
                                                                                -----------       -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (1,501,820)        3,813,576

CASH AND CASH EQUIVALENTS, beginning of period                                    2,525,026           527,015
                                                                                -----------       -----------
CASH AND CASH EQUIVALENTS, end of period                                        $ 1,023,206       $ 4,340,591
                                                                                -----------       -----------
                                                                                -----------       -----------

        The accompanying notes are an integral part of these statements.

                               ELECTROSCOPE, INC.


                 NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

                                DECEMBER 31, 1998
                                   (Unaudited)

(1)  ORGANIZATION AND NATURE OF BUSINESS

Electroscope, Inc. (the "Company") was incorporated as a Colorado corporation on February 1, 1991. The Company designs, develops, manufactures and markets a patented monopolar electrosurgical shielding system. The product monitors for stray electrical energy during laparoscopic surgical procedures and deactivates the electrosurgical unit when this energy creates potentially dangerous conditions, thus enhancing patient safety for patients who undergo laparoscopic surgery. The product can be used with most electrosurgical instruments available today in the USA. The Company has also developed and is marketing its own line of integrated, shielded, five-millimeter diameter electrosurgical instruments that incorporate the Company's proprietary technology. The Company's sales to date have been made principally in the United States.

The Company has incurred losses since its inception and has an accumulated deficit of $11,750,643 at December 31, 1998. The Company's operations are subject to certain risks and uncertainties, which include the following: commercial acceptance of the Company's products will have to occur in the marketplace, in significant volumes, before the Company can attain profitable operations; the possibility of continued substantial operating losses and limitations on future capital availability; current and potential competitors with greater financial, technical and marketing resources; the potential impact of a failure to comply with or changes in government regulations; manufacturing being subject to Governmental regulations; dependence on new product development and intellectual property rights; dependence on single source suppliers and sub-contractors; the Company's limited manufacturing experience for large-scale production; potential fluctuations in future quarterly results; uncertainty of future efforts at health care reform; product liability risk and limited insurance coverage against such risk; potential risks associated with the Year 2000 computer software issue; and dependence on key personnel.

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

     SHORT-TERM INVESTMENTS

As required under Statement of Financial Accounts Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS
115) management determines the appropriate classification of its investments in debt securities at the time of purchase. At December 31, 1998, the Company's short-term investments consist primarily of government and corporate securities that the Company classifies as held-to-maturity.

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

     INVENTORY

Inventory consists primarily of component parts and raw materials, and is valued at the lower of cost (first-in, first-out basis) or market. Inventory consists of the following:

                                           December 31,       March 31,
                                              1998              1998
                                           ------------       --------
        Raw materials                       $383,787          $448,486
        Finished goods                       151,043           234,520
                                           ------------       --------
                                             534,830           683,006
        Less- Reserve for obsolescence       (70,318)         (140,000)
                                           ------------       --------
                                            $464,512          $543,006
                                           ------------       --------
                                           ------------       --------

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

The Company adopted the provisions of SFAS 130, "Reporting Comprehensive Income" as of April 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of this statement had no impact on the Company's financial statements as there are no differences between Net Income and Comprehensive Income.

     BASIC AND DILUTED LOSS PER COMMON SHARE

Loss per common share and common equivalent share for all fiscal periods presented is computed using the sum of the weighted average number of shares of common stock outstanding. Fully diluted shares that would result from the exercise of common stock options and warrants would be anti-dilutive and thus are not presented.

(3)    COMMITMENTS AND CONTINGENCIES

The Company is subject to regulation by the United States Food and Drug Administration ("FDA"). The FDA provides regulations governing the manufacture and sale of the Company's products and regularly inspects the Company and other manufacturers to determine their compliance with these regulations. The Company received a Quality System Regulation Inspection in November 1998, with no regulatory follow-up indicated. The Company believes it has already corrected any points noticed in the inspection.

Because of seasonal and other factors, including the continuing development of the sales force and the initial sale to the Company's new stocking distributor, the results of operations for the quarter ended December 31, 1998, should not be taken as indicative of the results of operations for all or any part of the balance of the year.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     GENERAL

The Company manufactures and markets a line of proprietary electrosurgical products that are designed to enhance patient safety for patients who undergo minimally invasive electrosurgery (MIS). The Company believes that its patented Electroshield(R) Monitoring System offers surgeons significant advantages compared to other electrosurgical systems in use because of its ability to dynamically monitor for stray electrical energy out of the view of the surgeon during MIS procedures. The Company has received five FDA Form 510(k) notifications for its products and obtained patent protection for its products' basic shielding and monitoring features.

The Company recognizes that market awareness and acceptance of the hazards inherent in monopolar electrosurgery and acceptance of the Company's products to address such hazards has been slower to occur than the Company had believed would be the case. The Company is continuing to develop a sales force in the U.S. consisting primarily of independent sales representative organizations. The Company is continuing to modify its marketing strategies to address the issues of market acceptance of the technology. The Company has also undertaken efforts to broaden the product line offerings beyond the original EM-2 product and its accessories. The Company is developing a line of disposable products and is exploring additional product development and acquisition opportunities from third parties.

The Company believes that it has sufficient cash resources on hand to attract and continue to attract the additional human resources necessary to manage the development of the sales force, the increased marketing efforts, and the general growth and operation of the business. There can be no assurance however, that the Company's efforts in this area will result in increased revenues or the achievement of profitability or positive cash flow. As a result of several factors, the Company's common stock has been delisted from the Nasdaq National Market System and trades on the Over the Counter Bulletin Board. (See Liquidity and Capital Resources)

Statements herein that are not historical facts, including statements about the Company's strategies and expectations about new and existing products and market demand and acceptance of new and existing products, technologies and opportunities, market and industry segment growth, and return on investments in products and markets are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward looking statements. These forward looking statements should be read in conjunction with the risk factors discussed in the Form 10-KSB filed by the Company on June 15, 1998. All forward looking statements are based on information available to the Company on the date of this document and the Company assumes no obligation to update such forward looking statements.

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

The installed base of the Company's EM-2 Electronic Monitor has continued to increase since the introduction of the product in 1994. The Company expects that the sales of electrosurgical instruments and accessories should increase as additional EM-2 Electronic Monitors are installed. The Company continues to devote resources to increasing market awareness of the inherent hazards of monopolar electrosurgery. There can be no assurance, however, as to the rate of market acceptance of the EMS. Given the system's short history of usage, the Company cannot predict the rate of its electrosurgical instrument sales. As a result of the lack of immediate market acceptance of the EM-2+ EMS, the Company has diversified its R&D efforts to reduce its dependence on products involving AEM-Registered Trademark- technology.

The Company believed that the most cost effective way to educate the market to the hazards of monopolar electrosurgery and to generate significant revenues for the Company was to supplement a direct sales effort with an exclusive distribution agreement with Valleylab, Inc., then a division of Pfizer, Inc. This agreement did not meet its objectives and has been terminated by the Company. The Company has developed its own direct sales force, made up of Company employees and independent sales representative organizations, which together provide market presence in many of the major market areas in the United States. In addition, in Fiscal Year 1998 the Company began to sell through independent distributors in Australia, Canada and Taiwan. The Company continually evaluates the performance of the independent distributors and representative organizations and made several changes in the quarter ended December 31, 1998. These changes included the signing of the Company's new stocking distributor in the US which resulted in a $70,000 increase in revenue. The Company believes that such measures, along with increased marketing efforts and the introduction of new products, will provide the basis for increased revenues and will ultimately lead to profitable operations. There can be no assurance that these measures, or any others that the company may adopt, will result in either increased revenues or profitable operations.

The Company has incurred losses from operations since inception and has an accumulated deficit of $11,750,643 as of December 31, 1998. Due to the need to continue the development and training of a sales and distribution network, the Company believes that it may continue to operate at a net loss for several quarters. The Company believes its results of operations may fluctuate on a quarterly basis as a result of the size and frequency of sales, (including first time stocking orders should those occur) through the independent sales network and the development of its internal sales force, resulting in increased sales expenses. Such fluctuations may be significant, and may result in the Company experiencing significant fluctuations in Gross Margins and/or operating at a loss in any one period even after a period of profitability.

     RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1997.

NET REVENUES. Revenues for the three months ended December 31, 1998 increased by 52% to $405,007 compared to the three months ended December 31, 1997. The increase is attributable to the Company continuing to develop its own sales and marketing efforts, the signing of a new stocking distributor in the US (which placed initial stocking orders of approximately $70,000) and the introduction of disposable products at the end of September 1997. While there can be no assurance that the arrangement with the stocking distributor will result in recurring business, the Company believes that the distributor will be an effective marketing partner in its territory. The contract with the stocking distributor does not provide a right of return for the products sold to the distributor. The Company anticipates revenue growth for the fiscal year ended March 31, 1999 ("Fiscal Year 1999"), compared to fiscal year 1998 as the Company's continuing development of an independent sales force and marketing program mature and result in increased market coverage and increased sales. The Company also introduced new bipolar products at the end of the quarter ended December 31, 1998, which are expected to contribute modest revenue growth in the remainder of fiscal year 1999. There can be no assurance, however, that the Company's sales and marketing efforts will lead to increased revenues, or that the new products will find adequate market acceptance to generate significant revenues.

GROSS PROFIT. Gross profit for the three months ended December 31, 1998 was $142,873, compared to the three months ended December 31, 1997 in which Costs of Sales exceeded Sales by $52,830. Gross profit as a percentage of revenue (Gross Margin) was 35% for the three months ended December 31, 1998. Gross profit and gross margin can be expected to fluctuate from quarter to quarter, as a result of product sales mix and sales volume. The increase in gross profit is partly due to product mix and volumes, and partly to lower overhead spending levels in the manufacturing facility. Gross margins, while improved, are expected to be higher at higher levels of production and sales. These higher gross margins are currently not being achieved because of the expenses related to manufacturing capacity, which is currently underutilized and other, generally fixed, manufacturing costs.

SALES AND MARKETING EXPENSES. Sales and marketing expenses for the three months ended December 31, 1998 decreased by 5% to $374,938 compared to the three months ended December 31, 1997. In the three months ended December 31, 1997 the Company continued to invest in a significant marketing communications effort to increase market awareness of the hazards inherent in monopolar electrosurgery, with no comparable levels of spending in the three months ended December 31, 1998. Offsetting some of the reductions in marketing spending was the redeployment of certain employees from administrative and operations assignments to marketing and customer support roles. The Company believes that sales and marketing expenses will decrease as a percentage of net revenue with increasing sales volume. There can be no assurance, however, that such decrease will occur.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended December 31, 1998 decreased by 41% to $194,621 compared to the three months ended December 31, 1997. The reduction is due to expense reduction programs, especially for outside services, the resignation of the former Chief Executive Officer (who has been replaced at least on an interim basis by the Vice President of Engineering) and lower spending on directors fees, plus the transfer of certain personnel to marketing and customer support functions. In addition, in the three months ended December 1997 the Company was incurring significant legal fees in connection with its successful defense against the shareholder lawsuit, which was ultimately dismissed by a Federal Court in March of 1998.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the three months ended December 31, 1998 increased by 39% to $170,266 compared to the three months ended December 31, 1997. The increase was attributable to the write-off of certain legal fees incurred in connection with the exploration of a possible patent on a product the Company has decided not to pursue.

     RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1997.

NET REVENUES. Revenues for the nine months ended December 31, 1998 increased by 20% to $1,087,313 compared to the nine months ended December 31, 1997. The increase is attributable to the Company continuing to develop its own sales and marketing efforts, the signing of the first stocking distributor in the US (which placed initial stocking orders of approximately $70,000) and the introduction of disposable products at the end of September 1997. While there can be no assurance that the arrangement with the stocking distributor will result in recurring business, the Company believes that the distributor will be an effective marketing partner in its territory. The contract with the stocking distributor does not provide a right of return for the products sold to the distributor. The Company anticipates revenue growth for the fiscal year ended March 31, 1999 ("Fiscal Year 1999") compared to fiscal year 1998 as the Company's efforts to develop an independent sales force and marketing program mature and result in increased market coverage and increased sales. The Company also introduced new bipolar products at the end of the quarter ended December 31, 1998, which are expected to contribute modest revenue growth in the remainder of fiscal year 1999. There can be no assurance, however, that the Company's sales and marketing efforts will lead to increased revenues, or that the new products will find adequate market acceptance to generate significant revenues.

GROSS PROFIT. Gross profit for the nine months ended December 31, 1998 was $315,274 compared to only minimal Gross Profits in the nine months ended December 31, 1997. Gross profit as a percentage of revenue (Gross Margin) increased to 29% for the nine months ended December 31, 1998 compared to 0.1% for the nine months ended December 31, 1997. The increase in gross profit is the result of reductions in manufacturing headcount and spending reduction programs plus the increase in sales. Gross profit and gross margin can be expected to fluctuate from quarter to quarter, as a result of product sales mix and sales volume. Gross margins, while improved, are expected to be higher at higher levels of production and sales. These higher gross margins are currently not being achieved because of the expenses related to manufacturing capacity, which is currently underutilized and other, generally fixed, manufacturing costs.

SALES AND MARKETING EXPENSES. Sales and marketing expenses for the nine months ended December 31, 1998 decreased by 30% to $1,021,430 compared to the nine months ended December 31, 1997. The decrease is the result of the Company's change from a primarily direct sales force to one made up of independent sales representatives who are paid on a commission basis only. In the nine months ended December 31, 1997 the Company made substantial investments in a significant marketing communications effort to increase market awareness of the hazards inherent in monopolar electrosurgery, with no comparable level of expenditures in the nine months ended December 31, 1998. Some of the reduced levels of spending were offset by the reassignment of certain personnel from Administration and Operations to marketing and customer support roles. The Company believes that sales and marketing expenses will decrease as a percentage of net revenue with increasing sales volume. There can be no assurance, however, that such decrease will occur.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the nine months ended December 31, 1998 decreased by 34% to $708,458 compared to the nine months ended December 31, 1997. In the nine months ended December 31, 1997 the Company incurred significant legal expenses in connection with its successful defense against the shareholder lawsuit, which was dismissed by a Federal Court in March 1998. In addition, certain administrative personnel were reassigned to marketing support functions in the nine months ended December 31, 1998.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the nine months ended December 31, 1998 decreased by 15% to $436,273 compared to the nine months ended December 31, 1997. The decrease is the result of a decrease in headcount, reflecting completion of certain engineering projects, a reduction in the utilization of outside consulting services and reduced consumption of inventories and supplies used in testing and modifying products. Some of the decreases were offset by the write-off of certain legal fees incurred in connection with the exploration of a possible patent on a product the Company has decided not to pursue.

     LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its cash requirements principally through sales of Common Stock which approximated $17.2 million through December 31, 1998, and, to a substantially lesser degree, funds provided by sales of the Company's products. Historically, these funds have been used for working capital and general corporate purposes including research and development. The Company may use working capital to build inventories to ensure that orders can be filled in a timely manner, to support the sales efforts of the Company's sales force and to accommodate anticipated growth. While the remaining net proceeds from the Company's initial public offering are currently invested primarily in money market instruments, government and corporate securities, the Company may also use a substantial portion of those net proceeds for the acquisition or development of complementary products or businesses, if such acquisition or development opportunities arise. The Company currently has no understanding, commitment or agreement with respect to any such acquisition or development program.

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

     INCOME TAXES

Net operating loss carryforwards totaling approximately $10.2 million are available to reduce taxable income as of December 31, 1998. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the year 2006. The Company has not paid income taxes since its inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year, if certain events occur, including changes in ownership interests. The Company has established a valuation allowance for the entire amount of its deferred tax asset since inception due to its history of operating losses.

     YEAR 2000

Computer programs that rely on two-digit date codes to perform computations and decision-making functions may cause computer systems to malfunction due to an inability of such programs to interpret the date code "00" as the year 2000. The Company has determined that none of the products of the Company are subject to Year 2000 problems. The Company has conducted an audit of the software and hardware used by the Company to assess the scope of Year 2000 problems, if any. The results of that audit indicate that the hardware and software used by the Company is in substantial compliance with Year 2000 requirements. The cost to replace hardware and software that was found not to be Year 2000 compliant is estimated to be less than $10,000. The Company is also conducting a review of its major suppliers of goods and services to understand their level of compliance with Year 2000 issues. Responses have been received from some suppliers indicating their level of compliance with the Year 2000 issue, however not all responses have been received. The Company believes that most of its service providers will represent that in general they are Year 2000 compliant or will be before the year 2000. If in its survey of significant vendors of materials, the Company becomes concerned that one or more vendors either are not Year 2000 compliant or have what the Company believes to be inadequate programs to become Year 2000 compliant to the extent that the Company believes that such issues may significantly impact the operations of the Company, the Company will develop additional programs to reduce or eliminate its reliance on such vendors.

The Company does not have control over many Year 2000 problems. The nature of its business and the interconnected systems of businesses, utilities, government agencies and even individuals could affect the Company's ability to provide products to our customers, and by extension, could affect the Company's financial position. The Company is making concerted efforts to evaluate the Year 2000 issue as it may affect the Company, but because of the interrelationships with its vendors, and their relationships with their vendors, it will not be possible to certify with 100% assurance that the Company will not be subject to some problems resulting from the Year 2000 issue. The Company does not believe at this time that these potential problems will materially impact the ability of the Company to continue its operations, however, no assurance can be given that this will be the case.

PART II.            OTHER INFORMATION

         ITEM 1     -      Not Applicable

         ITEM 2     -      Not Applicable

         ITEM 3     -      Not Applicable

         ITEM 4     -      Not Applicable

         ITEM 5     -      Not Applicable

         ITEM 6     -      EXHIBITS AND REPORTS ON FORM 8-K

                         (a)  Exhibits


                              27  - Financial Data Schedule.

                         (b) The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 1998.

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Electroscope has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          Name                        Title                           Date
----------------------------   ------------------------------   ----------------
    /s/ Karl D. Hawkins        Chief Financial Officer          January 26, 1999
----------------------------   (Principal Accounting Officer)
     Karl D. Hawkins


                                  EXHIBIT INDEX

                                                               Sequentially
    Exhibit No.               Description                      Numbered Page
------------------    -------------------------------------    -------------
       27             Financial Data Schedule                        18