Form 10KSB
period 1999-03-31
ELECTROSCOPE INC
filed 1999-06-04
CIK 930775

                          SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                    FORM 10-KSB


   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the fiscal year ended March 31, 1999

                          Commission File No. 0-28604


                                 ELECTROSCOPE, INC.
                                 ------------------
                 (Exact name of Issuer as specified in its charter)


            Colorado                              84-1162056
            --------                              ----------
 (State or other jurisdiction of          (I.R.S. Identification Number)
 incorporation or organization)


4828 Sterling Drive, Boulder, Colorado                   80301
--------------------------------------                   -----
(Address of principal executive offices)               (Zip Code)


       Issuer's telephone number, including area code:   (303) 444-2600

       Securities registered pursuant to Section 12(b) of the Act:  None

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer had total revenues of $1,568,428 for its fiscal year ended March 31, 1999.

As of June 1, 1999 assuming as a market value the price of $0.47 per share (the last sales price of the Issuer's Common Stock on the Over the Counter Bulletin Board) the aggregate market value of shares held by non-affiliates was $1,406,623.

As of June 1, 1999 the Issuer had outstanding 5,383,507 shares of Common Stock, no par value.

Documents Incorporated by Reference: Definitive Proxy Statement for the 1999 Annual Shareholders' meeting to be filed with the Commission and incorporated by reference as described in Part III and certain exhibits contained in Registration Statement #333-4118-D declared effective with the SEC on June 25, 1996. The 1999 Proxy Statement will be filed within 120 days after the end of the fiscal year ended March 31, 1999.

This Form 10-K consists of 34 pages.

          PART I

ITEM 1.  BUSINESS.

THE COMPANY

     Electroscope, Inc. ("Electroscope" or the "Company") was founded in 1991 to address product opportunities in support of the increased usage of laparoscopic (a type of minimally invasive surgery, or "MIS") monopolar electrosurgery. Monopolar electrosurgery is surgery in which electrical current flows from an electrosurgical generator to the surgical site via a single active electrode and is returned to the electrosurgical unit by a remote return electrode. An active electrode is a device that directs electrical current from an electrosurgical generator to the surgical site to achieve the desired surgical effect. The active electrode can be in the form of scissors, cutting blades, probes or clamps. The market opportunity was created by the inherent risks of internal electrical burns to a patient undergoing laparoscopic surgery. The Company's initial approach to the market was to design, develop, manufacture and market a patented monopolar electrosurgical shielding system, supplemented by shielded electrosurgical instruments. The Company's patented Active Electrode Monitoring system ("AEM-Registered Trademark-") protects the surgical patient from stray electrical energy that can cause injury or even death by actively and continuously monitoring current flow through the shielding system and disabling the electrosurgical current when potentially dangerous conditions exist. The Active Electrode Monitoring system allows surgeons to perform a broad range of surgical procedures using laparoscopic monopolar electrosurgery, more safely and more efficaciously than is possible using unshielded instruments.

     Monopolar electrosurgery utilizes radio frequency ("RF") electrical energy to perform surgical incisions and to control bleeding during surgery. These techniques have been used in medicine since the 1930s in a broad range of open surgical procedures and are now an integral part of virtually every surgeon's practice. During the 1970s, gynecologists began using electrosurgery in MIS procedures. Up until the late 1980s however, laparoscopic surgery - one of the most common forms of minimally invasive surgery - was mainly limited to these gynecological procedures. The development of the micro-camera, however, opened the door to laparoscopic surgical procedures in a large number of other specialties, including urologic, gastrointestinal, thoracic, general and orthopedic surgery. Laparoscopy now accounts for a significant percentage of all surgical procedures performed in the United States and because of the significant benefits of minimally invasive surgery, the number of electrosurgically-based MIS procedures is expected to continue to grow. These benefits include reduced trauma to the patient, reduced time in the hospital, shorter recovery periods for patients and lower costs than conventional open surgery.

     In MIS, the surgeon operates from outside the patient's body using electrosurgical instruments and camera systems that are introduced through small access ports. By the nature of the camera system used, the surgeon is limited to a small field of vision that may be only 1" - 2" in diameter. Given the surgeon's restricted field of vision, there is the potential for unintended and unobserved tissue or organ burns from stray electrical current at non-targeted sites outside the surgeon's viewing area. Stray electrical current can result from insulation failure and/or capacitive coupling. Capacitive coupling is a physical phenomenon that can occur when a non-conductor (insulation) separates two conductors. This creates what is known as a capacitor. In MIS, the conductors are the surgical instrument shaft and the metal cannula through which the instrument is inserted into the body and the insulation on the metal shaft of the instrument is the non-conductor. These tissue and organ burns are particularly dangerous because they may lead to unrecognized perforation or infection of adjacent tissues or organs, and possible death.

     The Company's approach to the market for electrosurgical MIS equipment is to increase market awareness of the inherent hazards of laparoscopic surgical procedures and to develop a sales force, including employees, independent sales representative organizations, as well as stocking distributors to reach the decision makers who purchase such equipment. In 1995, the Company sought to market the products using an exclusive distribution agreement with Valleylab, Inc., then a part of the Hospital Products Group of Pfizer, Inc. Valleylab did not meet the minimum purchase requirements in calendar year 1996, and thus lost its exclusivity. The Company terminated the agreement in February of 1998.

     In addition to continuing to market and sell the original product line, the Company is actively engaged in developing a line of disposable products, both for the current surgical procedures that the Company addresses and for other types of MIS procedures. The Company expects to introduce new products from time to time. The Company will pursue developing new products both internally and through acquisition of existing product lines from third parties.

Market Development Overview

     In 1995, the Company believed that the most cost-effective way to educate the market to the hazards of monopolar electrosurgery and to generate significant revenues for the Company was to replace the Company's direct sales force with the Valleylab sales force. Since the Valleylab agreement did not meet its objectives, the Company has taken steps to develop a sales force, made up of Company employees and independent sales representative organizations, which together provide market presence in most of the major market areas in the United States. In addition, the Company has begun to establish a distribution network outside of the United States. The Company believes that such measures, along with increased marketing efforts and the introduction of new products, will provide the basis for increased revenues and will ultimately lead to profitable operations. However, these measures, or any others that the Company may adopt, may not result in either increased revenues or profitable operations. Management does not expect that profitable operating levels will be reached in fiscal year 2000.

     The Company was incorporated in February 1991. The Company's principal offices are located at 4828 Sterling Drive, Boulder, CO 80301, and its telephone number is (303) 444-2600.

THE PROBLEM:  PATIENT SAFETY

INTRODUCTION

     MIS offers substantial advantages over traditional open surgery. These advantages, which have led to the widespread adoption of this surgical technique, include less patient trauma due to minimal incisions, and shorter periods of hospitalization and post-operative recovery. However, the Company believes that there is a growing awareness in the medical community and in the insurance industry about patient safety during the use of monopolar MIS electrosurgical procedures because of the potential for internal injuries. Such injuries are sometimes caused by burns to non-targeted tissue or organs at locations that cannot be observed by the surgeon during the surgical procedure. The burns can result from failure of the insulation on the surgical instruments or from capacitive coupling.

     The shaft of the instrument (an active electrode) used for delivery of the electrosurgical energy to the surgical site is covered with an insulating material. Approximately 90% of the insulated portion of the shaft is beyond the surgeon's view during the procedure. A breakdown in the insulation or an incidence of capacitive coupling (through intact insulation) along the shaft can create stray electrical energy, which can produce a severe burn to the patient at a non-targeted site outside the surgeon's viewing area. In many cases the surgeon cannot detect this injury at the time of the procedure.
The complication usually presents itself three to four days later in the form of a severe infection, which nearly always results in a return to the hospital.

     Breakdowns in insulation can occur through normal wear, improper handling, or by the instrument being placed against the edges of a trocar cannula, or other sharp instruments, during normal use. In addition, the heating associated with high frequency and high voltage (corona heating) has been shown to melt the insulation and result in premature insulation breakdown on some instruments. Tiny insulation defects are difficult to detect visually. Furthermore, tiny defects provide a more concentrated current than larger defects. Tissue heating increases in direct proportion to the concentration of the current. Accordingly, the more-difficult-to-detect tiny defects may present more potential for unrecognized tissue burns than larger insulation defects.

     A second risk is capacitive coupling, which can occur when a non-conductor (insulation) separates two conductors. In MIS, the conductors are the instrument shaft and the metal cannula (through which the electrosurgical instruments are introduced into the body), and the shaft insulation is the non-conductor. Once a capacitor has been created, it is possible for electrical current to transfer into the metal cannula and adjacent tissue, even though the insulation is intact.

THE ELECTROSHIELD-Registered Trademark- SYSTEM SOLUTION

     The Company has addressed the growing concern over stray energy injuries by developing the AEM-Registered Trademark- system, an innovative, safe, and cost effective solution for use with monopolar electrosurgery, the predominant method used for minimally invasive surgical applications. The AEM system protects the patient from the risk of a burn that is out of the surgeon's view by allowing the free passage of RF electrical energy to the cutting or coagulating tips of the electrosurgical instruments while continuously monitoring current flow in the patented instrument shield to detect dangerous stray energy. The concept of Active Electrode Monitoring was developed and patented by the Company. AEM dynamically monitors for stray electrical energy flowing in the shield along the shaft of the instrument. Whenever abnormal electrical current conditions are detected, the monitor signals the electrosurgical generator to deactivate and sounds an alarm to notify the surgeon. The Company's AEM system operates somewhat like a "ground fault interrupt circuit breaker" commonly found in home bathrooms and garages to protect users of electrical appliances against stray current.

     The Company provides a safe and efficacious solution to the risks presented by the use of monopolar electrosurgery that is transparent to the surgeon and is cost effective. The Company's EM2+ Electronic Monitoring units plug directly into most operating rooms' existing electrosurgical generator without any modifications. In addition, the Company's shielded electrosurgical instruments function virtually identically to unshielded instruments currently in use. The Company's approach therefore requires no change in the surgeon's technique and little surgical staff training.

PRODUCTS

THE ACTIVE ELECTRODE MONITORING SYSTEM

     The Company's Active Electrode Monitoring System consists of the Company's EM2+ Electronic Monitor, ("EM2+") which plugs directly into a standard electrosurgical generator, and integrated electrosurgical instruments manufactured by the Company that incorporate the Company's patented shielding technology. The AEM-Registered Trademark- system is transparent to the surgeon, providing enhanced safety without any change in the methodology used to perform MIS electrosurgery. The system's attributes include:

          -    No change in surgical technique in most cases.
          - Very little additional training for the surgeon. The use of the Electroshield-Registered Trademark- instruments is identical to those now being used, and are thus transparent to the surgeon.
          -    Very low additional capital equipment cost.

THE EM2+ ELECTRONIC MONITOR

     The EM2+ (a second-generation product developed by the Company) protects the patient against stray electrical energy that can cause injury by actively and continuously monitoring current flow from the electrosurgical generator through the electrosurgical instrument. The EM2+ dynamically protects against stray electrical energy beyond the surgeon's field of vision during minimally invasive surgical procedures. The EM2+ is the only device now available to actively detect stray electrosurgical energy out of the view of the laparoscope. It signals the electrosurgical unit to deactivate and alerts the surgeon whenever abnormal electrical current conditions are detected.

     The EM2+ is designed to be used with standard electrosurgical generators that have return electrode monitoring capability. The EM2+ is based on an advanced modular design with sophisticated, proprietary electronic circuitry. The Company also offers standard electrosurgical cords that are used to connect the EM2+ to the electrosurgical instruments.

ELECTROSURGICAL INSTRUMENTS

     Electroscope designs, manufactures and sells an array of the most common fixed tip and hinged reusable monopolar electrosurgical instruments, all of which incorporate AEM-Registered Trademark- into the design. Examples of fixed tip instruments manufactured by the Company include hooks, spatulas, and needles. Examples of hinged instruments manufactured by the Company include scissors, graspers and dissectors. The instruments are designed to replace other manufacturers' unshielded electrosurgical instruments. The advanced design of the Company's instruments is such that they have the look and feel similar to those of other manufacturers' unshielded instruments, including similar dimensions and use of a single connecting cord. Each of the instruments, fixed tip and hinged, are modular in design, permitting disassembly for replacement of worn or damaged parts when necessary and for effective cleaning and sterilization between uses. The Company offers its electrosurgical instruments at prices comparable to other manufacturers' unshielded, reusable instruments.

     The Company also designs and manufactures disposable monopolar electrosurgical scissors that incorporate AEM-Registered Trademark-technology.

     In the last quarter of Fiscal Year 1999 the Company began to distribute a line of bipolar electrosurgical instruments.

     The Company continues to develop new products that will expand the product line offered by the Company's sales force. These new products will take advantage of the Company's expertise and understanding of MIS procedures, the needs of surgeons performing those procedures and the advantages of AEM technology.

MARKETING AND SALES

     It is the Company's belief that the AEM-Registered Trademark- technology should be the standard of care in laparoscopic surgery in the world. In September 1995, the Company decided to replace its initial direct sales efforts by entering into an exclusive distribution agreement with Valleylab Inc., then a part of the Hospital Products Group of Pfizer, Inc. The Company believed that this would enable the Company's products to quickly and effectively penetrate the market for electrosurgical equipment. Due to Valleylab's failure to meet the minimum purchase requirements, the agreement became non-exclusive for calendar year 1997. In February 1998, United States Surgical Corporation acquired Valleylab, and the Company terminated the agreement in accordance with its terms.

     In certain instances, customers have recognized the problems associated with monopolar electrosurgery, and have readily accepted the Company's solution to the problems. However, in other instances the Company has found that selling the concepts behind the EM2+ product and accessories has been more difficult, and takes longer, than originally expected. This is due to a variety of factors, including the necessity to make surgeons and hospital risk managers aware of the potential for electrical burns that can result from using unmonitored electrosurgical instruments (with the resultant increase in potential litigation resulting from such burns), the overall lack of single purchasing points in the industry (both surgeons and hospitals need to be in substantial agreement as to the potential for injury) and the consequent need to make multiple sales calls on those personnel with the ability to commit to additional capital expenditures in hospitals. In addition, a significant number of hospitals have contractual arrangements with manufacturers of competing surgical instruments that make selling the Company's products more difficult.

     To cost-effectively expand market coverage, the Company has contracted with and trained a network of independent sales representative organizations and stocking distributors (each with several sales representatives) across the U.S. The Company believes that this network, with experience selling into the hospital operating room environment, offers the Company the best opportunity to broaden the acceptance of its product line, and to generate increased revenues. To supplement the efforts to broaden market acceptance in the United States, the Company has contracted with independent distributors in Australia, Canada and Taiwan to market the Company's products in those countries. While the Company believes that this sales organization will result in additional and increasing revenues, these efforts by the Company may not be successful in generating such additional revenues.

RESEARCH & DEVELOPMENT

     The Company employs four full time and two part-time engineers and uses independent contractors from time to time in its research and product development efforts. This group is exploring ways to broaden the product line that the Company can offer to its sales force. This includes developing and researching products for other than monopolar laparoscopic procedures in addition to increasing the styles of electrosurgical instruments available for MIS applications. The Company believes that as MIS techniques are applied to additional types of surgery, there will be a need to develop instruments capable of performing such surgeries. The Company also believes that other surgical equipment that uses RF electrical energy should be shielded and actively monitored in order to make it safer. Future research and development efforts will address such opportunities.

     The Company recognizes that there are opportunities for new product development beyond those that the Company can pursue internally. The Company intends to be active in exploring such opportunities to broaden the scope of products offered by the Company's sales force.

MANUFACTURING, REGULATORY AFFAIRS AND QUALITY ASSURANCE

     The Company engages in various manufacturing and assembly activities at its facility in Boulder, Colorado. These operations include assembly of the EM2+ Electronic Monitors and fabrication, assembly and test operations for the electrosurgical instruments, adaptive sheaths and cords. The Company also has relationships with a number of outside suppliers which provide primary sub-assemblies in addition to various electronic and sheet metal components, machined and molded parts used in the Company's products. The Company has made plans for the production, assembly and test operations required for the new products that the Company plans to introduce in fiscal year 2000. The plans include both expanding internal operations and outsourcing various preliminary steps in the production process.

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

     All components, materials and subassemblies used in the Company's products, whether produced in-house or obtained from others, are inspected to ensure compliance with Company specifications. Company personnel subject all finished products to quality assurance and performance testing procedures.
As discussed under the section on Government Regulation, the Company is subject to the rules and regulations of the United States Food and Drug Administration ("FDA"). At March 31, 1999, the production staff consisted of three people and the regulatory affairs and quality assurance staff consisted of three people.

     The Company's leased facility of 11,455 square feet contains approximately 6,500 square feet of manufacturing, regulatory affairs and quality assurance space.

     The facility is designed to comply with the Quality System Regulation ("QSR") as specified in published FDA regulations. As noted below (Government Regulation) the Company's facility has recently been inspected by the FDA and has been found to be "...in substantial compliance with the Quality System Regulation...".

PATENTS, PATENT APPLICATIONS AND PROPRIETARY RIGHTS

     The Company's technical progress depends to a significant degree on its ability to maintain patent protection for products and processes, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company's policy is to attempt to protect its technology by, among other things, filing patent applications for technology that it considers important to the development of its business. The Company was granted a United States patent having 42 claims on May 17, 1994. This patent relates to the basic shielding and monitoring technologies that the Company now incorporates in its products. The Company was granted a United States Patent on January 7, 1997, relating to specific implementations of shielding and monitoring in instruments. Three additional United States patent applications are pending, one relating to the incorporation of the shielding and monitoring technologies in various other instrument configurations and two relating to bipolar laparoscopic devices. Foreign patent applications relating to the basic shielding and monitoring technologies have been filed in Australia, Canada, Japan and several European countries and have been allowed in Australia, Canada and Japan. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. Even with the patents held by the Company, others might copy the Company's technology or otherwise be able to incorporate the technology in their products.

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

     The electrosurgical products market is intensely competitive and tends to be dominated by a relatively small group of large and well-financed companies. The Company competes directly for customers with those companies that currently make monopolar electrosurgical instruments that are not shielded or actively monitored for stray electrical energy. Several larger competitors include Karl Storz Endoscopy America, Inc., Richard Wolf Medical Instruments Corp., United States Surgical Corporation and Ethicon Endo-Surgery (a Division of Johnson & Johnson, Inc.). While the Company knows of no other company (including those referred to above) that provides products for monitoring for stray energy, the manufacturers of unshielded instruments will resist any loss of market share resulting from the presence of the Company's shielded products in the market.

     The Company also believes that manufacturers of products based upon surgical techniques that are alternatives to monopolar electrosurgery are competitors of the Company, competing for acceptance of the techniques their products support, and in the case of Everest Medical, competing against the company for the sale of bipolar instruments. These techniques include bipolar electrosurgery, laser surgery and the harmonic scalpel. Leading manufacturers include Everest Medical Corporation (bipolar electrosurgery), Laserscope (laser surgery) and the UltraCision Division of Johnson & Johnson, Inc. (harmonic scalpel). The Company believes that monopolar electrosurgery currently offers certain competitive advantages over the alternative methods that are available. However, the risk exists that these alternative techniques may gain greater market share and new competitive techniques may be developed and introduced.

     As mentioned in the Marketing and Sales discussion, the competitive issues involved in selling the Company's original EM2 product line do not primarily revolve around a comparison of cost or features, but rather involve generating an awareness of the inherent hazards of monopolar electrosurgery and the potential for injury to the patient. This involves selling concepts, rather than just a product, which results in higher sales costs. The Company's efforts to increase market awareness of these hazards may not be successful, and the Company's competitors may develop alternative strategies to counter the Company's marketing efforts.

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

GOVERNMENT REGULATION

     Government regulation in the United States and other countries is a significant factor in the development and marketing of the Company's products and in the Company's ongoing manufacturing, research and development activities. The FDA regulates the Company and its products under a number of statutes, including the Federal Food, Drug and Cosmetics Act (the "FDC Act").

     Under the FDC Act, medical devices are classified as Class I, II or III on the basis of the controls deemed necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to the least extensive controls, as their safety and effectiveness can be reasonably assured through general controls (e.g., labeling, pre-market notification and adherence to QSR). For Class II devices, safety and effectiveness can be assured through the use of special controls (e.g., performance standards, post-market surveillance, patient registries and FDA guidelines). Class III devices (i.e., life-sustaining or life-supporting implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed devices) require the highest level of control, generally requiring pre-market approval by the FDA to ensure their safety and effectiveness.

     If a manufacturer or distributor of medical devices can establish that a proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or to a Class III medical device for which the FDA has not required a Pre-Market Approval application, the manufacturer or distributor may seek FDA marketing clearance for the device by filing a 510(k) pre-market notification. Following submission of the 510(k) notification, the manufacturer or distributor may not place the device into commercial distribution in the United States until an order has been issued by the FDA. The FDA's target for issuing such orders is within 90 days of submission, but the process can take significantly longer. The order may declare the FDA's determination that the device is "substantially equivalent" to another legally marketed device and allow the proposed device to be marketed in the United States. The FDA may, however, determine that the proposed device is not substantially equivalent or may require further information, such as additional test data, before making a determination regarding substantial equivalence. Any adverse determination or request for additional information could delay market introduction and have a materially adverse effect on the Company's continued operations. The Company has received 510(k) notification for its EM2 Electronic Monitor, monopolar MIS electrosurgical instruments with Electroshield-Registered Trademark-, and its Electroshield Monitoring System, all of which are designated as Class II medical devices.

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

     The FDA regulates the Company's quality control and manufacturing procedures by requiring the Company and its contract manufacturers to demonstrate compliance with the QSR as specified in published FDA regulations. The FDA requires manufacturers to register with the FDA, which subjects them to periodic unannounced FDA inspections of manufacturing facilities. If violations of applicable regulations are noted during FDA inspections of the Company's manufacturing facilities or the facilities of its contract manufacturers, the continued marketing of the Company's products may be adversely affected. Such regulations are subject to change and depend heavily on administrative interpretations. In November 1998, the FDA conducted a Quality System Regulation Inspection of the Company's facilities, with no regulatory follow-up indicated. The Company believes that it has already corrected any points noted in the inspection. The Company believes it has the internal resources and processes in place to be reasonably assured that it is in compliance with all applicable regulations regarding the manufacture and sale of medical devices. However, if the Company were found not to be in compliance with the QSR, such findings could result in a material adverse impact on the Company's financial condition and results of operations.

     Sales of medical devices outside of the United States are subject to United States export requirements and foreign regulatory requirements. Legal restrictions on the sale of imported medical devices vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval and the requirements may differ. The Company has obtained a Certificate of Export from the United States Department of Health and Human Services that states that the Company has been found to be "...in substantial compliance with Good Manufacturing Practices..." based on the most recent inspection. However a specific foreign country in which the Company wishes to sell its products may not accept or continue to accept the Export Certificate.

ENVIRONMENTAL LAWS AND REGULATIONS

     From time to time the Company receives materials returned from customers, sales representatives and other sources which are potentially biologically hazardous. These materials are segregated and handled in accordance with specific procedures that minimize the potential exposure for employees. Such materials are disposed of in accordance with specific procedures. The costs of compliance with these procedures are not significant.

EMPLOYEES

     As of March 31, 1999, the Company employed 24 individuals, 8 of which are engaged directly in research, development and regulatory activities, 3 in manufacturing, 8 in marketing and sales and 5 in administrative positions. None of the Company's employees is covered by a collective bargaining agreement, and the Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES.

     The Company leases and sub-leases 11,455 square feet of office and manufacturing space at 4828 Sterling Drive, Boulder, Colorado 80301. These leases expire on March 1, 2000 and September 15, 2001.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not involved in any legal proceedings, nor is it aware of any pending legal proceedings. The Company may become involved in litigation in the future in the normal course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a shareholder vote during the fourth quarter of the fiscal year ended March 31, 1999.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

     The Company's Common Stock is traded in the Over The Counter Bulletin Board under the symbol ESCP. The quotations presented below reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The following table sets forth for the periods indicated, the high and low closing sale prices for the Common Stock:

                                                           HIGH             LOW
--------------------------------------------------------------------------------
FISCAL YEAR ENDED MARCH 31, 1998

  First Quarter through June 30, 1997                      3.50            1.75
  Second Quarter through September 30, 1997                3.00            2.00
  Third Quarter through December 31, 1997                  2.63            1.38
  Fourth Quarter through March 31, 1998                    1.88            1.38


FISCAL YEAR ENDED MARCH 31, 1999

  First Quarter through June 30, 1998                       1.81            1.00
  Second Quarter through September 30, 1998                 1.25            0.50
  Third Quarter through December 31, 1998                   0.66            0.45
  Fourth Quarter through March 31, 1999                     0.56            0.22

     As of March 31, 1999, there were approximately 183 holders of record of the Common Stock. This number does not reflect stockholders who beneficially own Common Stock held in nominee or street name, which as of June 1, 1999 approximated 550 stockholders.

DIVIDEND POLICY

     The Company has not paid cash dividends in the past and does not intend to pay cash dividends in the foreseeable future. The Company presently intends to retain any cash generated from operations in the future for use in its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The Company manufactures and markets a line of proprietary electrosurgical products that are designed to provide greater safety to patients who undergo minimally invasive electrosurgery ("MIS"). The Company believes that its patented Active Electrode Monitoring System offers surgeons significant advantages compared to other electrosurgical systems in use because of its ability to monitor dynamically for stray electrical energy out of the view of the surgeon during MIS procedures. Stray electrical energy has been shown to cause unintended burns that may result in hospitalization or death. The Company has received four FDA Form 510(k) notifications for its products and obtained patent protection for its products' basic shielding and monitoring features. In September 1995, the Company entered into an exclusive worldwide Distribution Agreement (the "Agreement") with Valleylab, Inc., then part of the Hospital Products Group of Pfizer, Inc., under which Valleylab was required to make minimum purchases through calendar year 1998 in order to retain its exclusive distribution rights. Valleylab did not meet its minimum purchase requirements in calendar 1996 and the Agreement became non-exclusive for 1997. The Company terminated the Agreement in accordance with its terms in February 1998 after the sale of Valleylab to US Surgical Corporation. To replace Valleylab as its distributor, the Company has contracted with a network of independent sales representative organizations and stocking distributors across the U.S., and with independent distributors in Australia, Canada and Taiwan to market the Company's products in those countries. The Company manages and trains its representatives and distributors using a small internal group of regional sales managers.

     The Company recognizes that market awareness and acceptance of the hazards inherent in monopolar electrosurgery has been somewhat slow to occur. The Company has modified its marketing strategies to address the issues of market acceptance of the technology, and has undertaken efforts to broaden the product line offerings beyond the original EM2 product and its accessories.

HISTORICAL PERSPECTIVE

     The Company was organized in February 1991. During its first two years, the Company developed the EM2 Electronic Monitor and adaptive protective sheaths to work with traditional electrosurgical instruments. During this period, the Company applied for patents with the United States Patent Office and conducted clinical trials. As the development program proceeded it became apparent that the merging of electrical and mechanical engineering skills in the instrument development process for the Company's patented, integrated electrosurgical instruments was more difficult than was expected at first. As a result, the development of the instruments with the Electroshield-Registered Trademark-AEM-Registered Trademark- technology was not completed until late 1995, when integrated instruments for the Electroshield Monitoring System were introduced.

     The Company believes the installed base has the potential for increasing as the risks inherent in monopolar laparoscopic electrosurgery become more widely acknowledged and the sales organization becomes more familiar with the Active Electrode Monitoring System and sells the system to their customers. The Company expects that the sales of electrosurgical instruments and accessories will increase as additional EM2+ Electronic Monitors are installed. The Company continues to devote resources to increasing market awareness of the inherent hazards of monopolar electrosurgery.

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

INSTALLED BASE OF MONITORING EQUIPMENT: The Company believes that the installed base of EM2+ monitors has the potential for increasing as the inherent risks associated with monopolar laparoscopic surgery become more widely acknowledged and as the network of independent sales representatives and the Company's international distributors become more familiar with the AEM-Registered Trademark- system and sell the system to their customers. The Company expects that the sales of electrosurgical instruments and accessories should increase as additional EM2+ monitors are installed. The Company believes that the measures taken to increase the number of sales representatives carrying the AEM product line, along with increased marketing efforts and the introduction of new products, will provide the basis for increased revenues and will ultimately lead to profitable operations.
However these measures, or any others that the company may adopt, may not result in either increased revenues or profitable operations. Management does not expect that profitable operating levels will be reached in fiscal year 2000.

PROBABILITY OF CONTINUED OPERATING LOSSES: The Company has incurred losses from operations since inception and has an accumulated deficit of $12,303,335 as of March 31, 1999. Due to the need to continue the development and training of a sales and distribution network and the need to increase revenues to a level adequate to cover fixed manufacturing costs, the Company believes that it may continue to operate at a net loss for several quarters. The Company believes its results of operations may fluctuate on a quarterly basis as a result of the size and frequency of sales through its sales network, which may result in higher levels of selling expenses.

REVENUE GROWTH: The Company expects to introduce additional new products in fiscal year 2000 which are expected to contribute to increased revenues in fiscal 2000 and beyond. The Company expects to generate increased revenues from the U.S. both from sales to stocking distributors with sales forces in place and as the independent network of representatives becomes more familiar with the product and expands the installed base of Active Electrode Monitoring systems with resulting increases in sales of electrosurgical instruments used by this installed equipment. The Company also expects to increase the volume of product sold internationally. The Company plans to attain ISO 9001 certification in FY 2000 and also plans to qualify its products for CE mark status; (CE is an abbreviation of the phrase Conformite Europeene. The marking indicates that a manufacturer has conformed to all of the obligations imposed by European health, safety and environmental legislation) which will allow the Company to market its products in Europe. The Company expects to receive ISO 9001 certification, and CE status for at least some of its products, but such results cannot be guaranteed.

GROSS PROFIT AND GROSS MARGINS: Gross profit and gross margin can be expected to fluctuate from quarter to quarter, as a result of product sales mix and sales volume. Gross margins on products manufactured or assembled by the Company are expected to be higher at higher levels of production and sales. These higher gross margins are currently not being achieved because of the expenses related to manufacturing capacity, which is currently underutilized due to the reduced levels of product revenues and other, generally fixed, manufacturing costs.

SALES AND MARKETING EXPENSES: The Company will continue its efforts to expand its domestic and international distribution capability. The Company also believes that sales and marketing expenses will decrease as a percentage of net revenue with increasing sales volume.

RESEARCH AND DEVELOPMENT EXPENSES: The Company has invested in new product development which resulted in the introduction of two new disposable scissors products in Fiscal Year 1998 and a new bipolar product line in Fiscal Year 1999. Others are anticipated to be introduced in Fiscal Year 2000. Research and development expenses are expected to increase modestly in FY 2000 to support the Company's development of new products.

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

     RISK FACTORS WHICH MAY AFFECT FUTURE PERFORMANCE:

Among the factors that could cause future results to be materially different from expectations are:

UNCERTAINTY OF MARKET ACCEPTANCE: The Company's success is dependent upon acceptance of its products by the medical community as reliable, safe and cost-effective for use in minimally invasive surgical ("MIS") procedures, as well as the recognition that current practices may not be entirely safe. The Company is unable to predict how quickly or how broadly its products will be accepted by the medical community, or if accepted, the number of MIS procedures that will be performed using the Company's products. Achieving market acceptance will require the Company to continue to educate the marketplace about the potential hazards involved in the use of existing electrosurgical products during MIS procedures and the expected benefits associated with the use of the Company's products. It may also require additional data to be accepted by the medical community as evidence of the occurrence of such hazards. The Company may not be successful in educating the marketplace about its products and available data concerning these hazards may not create a demand by hospitals and surgeons for the Company's products. The Company's future financial performance will depend in large part on the extent to which the Company's products and enhancements are accepted by the market in commercially viable quantities. If the Company's products do not achieve market acceptance in these quantities, the Company's business, financial condition, operating results and cash flows will be materially adversely affected.

ABILITY TO INCREASE REVENUES: The Company's attempts to develop and train a network of independent sales representatives in the US and to expand its international distribution efforts may take longer than expected, may not be as successful as the Company anticipates, and, due to the nature of the independent selling organizations in the US, may result in considerable amounts of retraining effort as the organizations change their product lines and their personnel. The Company may not be able to obtain full coverage of the US by independent sales representatives and stocking distributors as quickly as it currently anticipates. The Company may also encounter more difficulties than anticipated in expanding its international presence, due to regulatory issues and its ability to successfully manage international operations.

HISTORY OF OPERATING LOSSES AND CAPITAL AVAILABILITY: The Company was formed in 1991, and has incurred losses since its inception. The Company has primarily financed its research and development and operational activities with sales of common stock. At March 31, 1999, the Company had an accumulated deficit of $12,303,335. The Company has limited experience in the manufacture and sale of its products, and is a relatively recent entrant into the medical device market. As a result, the Company may experience significant losses in the future as it expands and enhances its marketing and manufacturing capabilities, and continues its product development activities to broaden its product offerings. The Company's business strategy may not be successful and the Company may not be able to achieve or sustain profitability on a quarterly or annual basis.

     As of March 31, 1999, the Company had $4,361,659 in Cash and Cash Equivalents and Short Term Investments available to fund future operations. The Company believes it has sufficient cash available to fund operations through March 31, 2000.

COMPETITION: The electrosurgical products market is intensely competitive. While the Company knows of no other company that markets electrosurgical products that incorporate active electrode monitoring for stray electrical energy, it can be expected that the manufacturers of unshielded electrosurgical instruments will resist any loss of market share that might result from the presence of the Company's shielded products in the market. The Company also believes that manufacturers of products that are based upon surgical techniques that are alternatives to monopolar electrosurgery are competitors of the Company. These techniques include bipolar electrosurgery, laser surgery and the harmonic scalpel. The alternative techniques may gain greater market share and new competitive techniques may be developed and introduced. Many of the Company's competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources than the Company. Many of the Company's competitors also currently have, or may develop or acquire substantial installed customer bases in the medical products market and have significantly greater market recognition. As a result of these factors, the Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than the Company. It is possible that new competitors or new alliances among competitors may emerge and rapidly acquire significant market share. The Company may not be able to compete successfully against current and future competitors and competitive pressures faced by the Company may materially adversely affect its financial position, results of operations and cash flows.

POTENTIAL NEGATIVE IMPACT OF CHANGES IN OR FAILURE TO COMPLY WITH GOVERNMENT
REGULATIONS: The Company's research, manufacturing, marketing and distribution of its products in the United States and other countries are subject to extensive regulation by numerous governmental authorities including, but not limited to, the Food and Drug Administration ("FDA"). The FDA administers the Federal Food, Drug and Cosmetic Act (the "FDC Act"). Under the FDC Act, medical devices must receive FDA clearance through the
Section 510(k) pre-market notification process or through the more lengthy pre-market approval ("PMA") process before they can be sold in the United States. The Company has received four 510(k) notifications covering its products. The process of obtaining FDA and other required regulatory approvals is lengthy and has required and will continue to require the expenditure of substantial resources. There can be no assurance that the Company will be able to continue to obtain the necessary approvals. As an important part of its strategy, the Company also intends to pursue commercialization of its products in international markets. The Company's products are subject to regulations that vary from country to country. The process of obtaining foreign regulatory approvals in certain countries can be lengthy and require the expenditure of substantial resources. The Company may not be able to obtain necessary regulatory approvals or clearances on a timely basis or at all, and delays in receipt of or failure to receive such approvals or clearances, or failure to comply with existing or future regulatory requirements, might cause the Company to miss market opportunities, and would have a material adverse effect on the Company's financial position, results of operations and cash flows.

MANUFACTURING SUBJECT TO GOVERNMENTAL REGULATIONS: Manufacturing of the Company's products is subject to extensive regulatory requirements administered by the FDA and other regulatory bodies. The Company believes it is in compliance with the Current Good Manufacturing Practices ("CGMP") required by the FDA, and passed its last inspection by the FDA in November of 1998. FDA inspections can be conducted at any time, without notice. Failure to comply with CGMP and these regulatory requirements could, among other things, result in fines, suspensions or withdrawals of regulatory approvals, product recalls, suspension of manufacturing, operating restrictions and criminal prosecution. In addition, future changes in regulations or interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, could adversely affect the Company. Furthermore, changes in existing regulations or adoption of new regulation or policies could prevent the Company from obtaining, or affect the timing of, future regulatory approvals or clearances. The Company may not be able to obtain necessary regulatory approvals or clearances on a timely basis in the future, or at all. Delays in receipt of or failure to receive such approvals or clearances, or failure to comply with existing or future regulatory requirements, would have a material adverse effect on the Company's financial position, results of operations and cash flows.

DEPENDENCE ON NEW PRODUCT DEVELOPMENT: The Company's future success and financial performance will depend in part on the Company's ability to meet the increasingly sophisticated needs of customers through the timely development and successful introduction of product upgrades, enhancements and new products. Such upgrades, enhancements and new products are subject to significant technical risks. The medical device market is subject to rapid technological change, resulting in frequent new product introductions and enhancements of existing products, as well as the risk of product obsolescence. While the Company is currently developing new products and enhancing its existing product lines, the Company may not be successful in completing the development of such new products or enhancements. In addition, to be competitive, the Company must also respond effectively to technological changes by continuing to enhance its existing products to incorporate emerging or evolving standards. The Company may not be successful in developing and marketing product enhancements or new products that respond to technological changes or evolving industry standards. The Company may experience difficulties that could delay or prevent the successful development, introduction and marketing of those products, and its new products and product enhancements may not adequately meet the requirements of the marketplace and achieve commercially viable levels of market acceptance. If any potential new products or upgrades or enhancements are delayed, or if any potential new products or upgrades or enhancements experience quality problems or do not achieve such market acceptance, the Company's financial position, results of operations and cash flows would be materially adversely effected.

DEPENDENCE ON PATENTS, PATENT APPLICATION AND PROPRIETARY RIGHTS: The Company's success depends, and will continue to depend in part, on its ability to maintain patent protection for its products and processes, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company has two US patents on several technologies embodied in its Electroshield-Registered Trademark- Monitoring System and related accessories and has applied for three additional US patents. In addition, the Company has three issued foreign patents and one foreign patent application pending. The validity and breadth of claims coverage in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. The Company's current patents may not provide a competitive advantage, the pending applications may not result in patents being issued, and competitors of the Company may design around any patents issued to the Company. Furthermore, the Company's non-disclosure agreements and invention assignment agreements may not protect its proprietary information and know-how or provide adequate remedies for the Company in the event of unauthorized use or disclosure of such information, and others may be able to develop independently such information. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, to defend the Company against claimed infringement of the rights of others or to determine the ownership, scope or validity of the proprietary rights of the Company and others. Any such claims may require the Company to incur substantial litigation expenses and to divert substantial time and effort of management personnel. An adverse determination in litigation involving the proprietary rights of others could subject the Company to significant liabilities to third parties, could require the Company to seek licenses from third parties, and could prevent the Company from manufacturing, selling or using its products. The occurrence of such litigation or the effect on the Company's business of such litigation may materially adversely affect the Company's financial position, results of operations and cash flows.

DEPENDENCE ON SINGLE SOURCE SUPPLIERS AND SUB-CONTRACTORS: The Company depends on single source suppliers for certain of the key components used in manufacturing its products. Although the Company believes that there are alternative suppliers, any interruption in the supply of key components could have a material adverse effect on the Company's ability to manufacture its products until a new source of supply is located. The Company intends to carry an appropriate inventory of critical materials, however, a sudden increase in demand may create a backorder situation as lead times for some of the Company's critical materials are in excess of 12 weeks. The Company relies on sub-contractors to provide much of its product, either in the form of finished goods or sub-assemblies that the Company then assembles and tests. While these sub-contractors reduce the cost of carrying manufacturing capabilities inside the Company, they may not be as responsive to increased demand as the Company would be if it had its manufacturing capacity entirely in-house.

LIMITED MANUFACTURING EXPERIENCE FOR LARGE SCALE PRODUCTION: For the Company to be financially successful, it must manufacture its products in accordance with regulatory requirements, in commercial quantities, at appropriate quality levels and at acceptable costs. The Company has not yet been required to produce its products in large quantities at competitive costs, and it may not be able to do so. The Company may not be successful in making the transition to large-scale commercial production. The Company's failure to manufacture its product in commercial quantities at acceptable costs would have a material adverse effect on the Company's financial position, results of operations and cash flows.

POTENTIAL FLUCTUATIONS IN FUTURE QUARTERLY RESULTS: The Company expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend upon a number of factors, many of which are outside the Company's control. These factors include the extent to which the Company's Active Electrode Monitoring system and related accessories gain market acceptance; investments by the Company in marketing, sales, research and development and administrative personnel necessary to support the Company's anticipated growth; the ability of the Company to expand its market share; and general economic conditions.

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

PRODUCT LIABILITY RISK; LIMITED INSURANCE COVERAGE: The Company faces an inherent business risk of exposure to product liability claims in the event that the use of its products is alleged to have resulted in adverse effects to a patient. The Company maintains a general liability insurance policy up to the amount of $5,000,000 that includes coverage for product liability claims. Liability claims may be excluded from such policy, may exceed the coverage limits of such policy, and such insurance may not continue to be available on commercially reasonable terms or at all. Consequently, a product liability claim or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on the Company's financial position, results of operations and cash flows.

DEPENDENCE ON KEY PERSONNEL: The Company is highly dependent on a limited number of key management personnel, particularly its Acting Chief Executive Officer and Vice President of Research and Development, David W. Newton, its Vice President of Sales and Marketing, Roger C. Odell and its Vice President of Finance & Administration, Karl Hawkins. The Company's future success will also depend, in part, on its ability to attract and retain highly qualified personnel. There can be no assurance that the Company will be successful in hiring or retaining qualified personnel. The loss of key personnel to death, disability or termination, or the inability to hire and retain qualified personnel, could have a material adverse effect on the Company's financial position, results of operations and cash flows.

Year 2000

     Computer programs that rely on two-digit date codes to perform computations and decision-making functions may cause computer systems to malfunction due to an inability of such programs to interpret the date code "00" as the year

2000. The Company has conducted an assessment of its internal exposure to the Year 2000 problem. Products manufactured by the Company do not incorporate any computer programs that rely on two-digit date codes. The cost to replace hardware and computer software used by the Company does not exceed $10,000.

The Company has formally communicated with its significant vendors of goods and services with respect to their compliance with Year 2000 programs. Most of these vendors have responded either with assurances that they are or will be Year 2000 compliant before the year 2000. However, the Company recognizes that the nature of its business and those of many of its service providers and vendors, featuring interconnected systems of businesses, utilities, government agencies and even individuals, could affect the Company's ability to provide products to its customers, and by extension, could adversely affect the Company's financial position, results of operations and cash flows. The Company continues to make concerted efforts to evaluate the Year 2000 issue as it may affect the Company, but because of the interrelationships with its vendors, and their relationships with their vendors, it will not be possible to certify with 100% assurance that the Company will not be subject to some problems resulting from the Year 2000 issue. The Company does not believe at this time that these potential problems will materially impact the ability of the Company to continue its operations, however, no assurance can be given that this will be the case.

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

RESULTS OF OPERATIONS

NET REVENUES. Revenues for the fiscal year ended March 31, 1999 ("FY 99") were $1,568,428, an increase of 19% from the fiscal year ended March 31, 1998 ("FY 98"). The increase in FY 99 revenue is attributable to the Company continuing to develop its own sales and marketing efforts, plus the introduction of new products mid-way through FY 98, which were available for all of FY 99. In addition, in FY 99 sales to the first new stocking distributor were approximately $196,000 compared to $0 in FY 98.

     Revenues for FY 98 were $1,315,915, a decrease of 6% from the fiscal year ended March 31, 1997 ("FY 97"). This decrease was due to a combination of factors, most importantly the transition from the exclusive Valleylab sales effort to a network of independent manufacturers representative organizations.

GROSS PROFIT. Gross profit in FY 99 was $446,730, which resulted in a gross margin of 28.5% of revenue. This was an improvement of $349,157, over three times FY 98 gross profit. The increase was primarily the result of increased revenues, resulting in increased utilization of fixed manufacturing overhead, reduced headcount and lower charges for inventory reserves.

Gross profit in FY 98 was $97,573, compared to FY 97 when the cost of sales exceeded revenues by $23,821. The increase in gross profit was primarily attributable to reduced costs of materials, including lower scrap costs, in FY 98. The 1997 results were primarily due to lower revenue in FY 97, which was not adequate to fully cover manufacturing expenses. The decrease was also attributable to costs incurred and expenses related to excess manufacturing capacity, which resulted from expansions in facilities and manufacturing staff in anticipation of higher future production volumes, as well as higher manufacturing costs associated with early stage production of hinged tip instruments.

SALES AND MARKETING EXPENSES. Sales and marketing expenses were $1,393,719 in FY 99, a decrease of 24% from FY 98. The decrease was a result of lower spending on marketing programs, reduced headcount and a change from direct sales employees, who were paid salaries and commissions, and were reimbursed for travel and other expenses to a primarily commission only sales force.

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

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $933,642 in FY 99, a decrease of 22% from FY 98. The reduction was a result of reduced headcount and improved expense controls.

General and administrative expenses were $1,200,572 in FY 98, a decrease of 11% from FY 97. Included in FY 97 expenses was a severance settlement reached with a former Vice-President of Sales & Marketing, partially offset in FY 98 by the hiring of a Chief Executive Officer in the 1st Quarter and a Chief Financial Officer in the 2nd Quarter.

RESEARCH AND DEVELOPMENT. Research and development expenses were $581,659 in FY 99, a decrease of 11% from FY 98. This reflects reduced headcount and reduced levels of inventory usage to support development projects.
Offsetting some of the expense reductions was the write-off of approximately $50,000 in previously capitalized costs relating to patents on technology that the Company has elected not to pursue, in order to concentrate on the AEM-Registered Trademark- program.

Research and development expenses were $652,298 in FY 98, an increase of 6% from FY 97, reflecting increased spending on several product development programs.

NET LOSS. Net Loss in FY 99 decreased $1,015,374 (32%) compared to FY 98.

Net Loss in FY 98 was $3,194,732, an increase of 10% from FY 97. The improvement in Gross Profit of $121,394 was offset by a reduction of $202,109 in Other Income and (Expense). This reflected the FY 97 amortization into other income of a non-refundable payment made by Valleylab in connection with the formerly exclusive Agreement. There was no such income in FY 98.

LIQUIDITY AND CAPITAL RESOURCES

     To date, operating funds have been provided primarily by sales of Common Stock and Warrants to purchase Common Stock, which totaled approximately $17.3 Million through March 31, 1999, and, to a lesser degree, funds provided by sales of the Company's products. The Company used $1,922,165 of cash in its operations in FY 99, $3,769,642 in FY 98, and $2,283,765, in FY 97, which relate primarily to the funding of the Company's annual net losses. The Company raised $0, $0, and $13,437,102, from issuance's of its Common Stock in each of Fiscal Years 99, 98 and 97, respectively.

     Capital expenditures historically have been relatively minor, and have consisted of specialized equipment, manufacturing equipment, office equipment and leasehold improvements.

     As of March 31, 1999, the Company had $4,361,659 in Cash and Cash Equivalents and Short Term Investments available to fund future operations. As noted in the section on Outlook, under Liquidity and Capital Resources, the Company believes that its cash resources will be sufficient to fund its operations for at least the next twelve months.

INCOME TAXES

     Net operating loss carryforwards totaling approximately $12,300,000 are available to reduce taxable income as of March 31, 1999. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the year 2006. The Company has not paid income taxes since its inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year, if certain events occur, including changes in ownership interests. The Company has established a valuation allowance for the entire amount of its deferred tax asset since inception due to its history of operating losses.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following financial statements are included in this Report:

                                                                                             Page
                                                                                             ----
         Report of Independent Public Accountants...................................          F-1

         Consolidated Balance Sheets as of March 31, 1999 and 1998..................          F-2

         Consolidated Statements of Operations for the fiscal
         years ended March 31, 1999, 1998 and 1997..................................          F-3

         Consolidated Statements of Shareholders' Equity for
         the fiscal years ended March 31, 1999, 1998 and 1997.......................          F-4

         Consolidated Statements of Cash Flows for the fiscal years
         ended March 31, 1999, 1998 and 1997........................................          F-5

         Notes to Consolidated Financial Statements.................................          F-6

                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Electroscope, Inc.:


We have audited the accompanying balance sheets of ELECTROSCOPE, INC. (a Colorado corporation) as of March 31, 1999 and 1998, and the related statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electroscope, Inc. as of March 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three fiscal years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.

Denver, Colorado,                                           ARTHUR ANDERSEN LLP
  May 7, 1999.

                              ELECTROSCOPE, INC.

                                BALANCE SHEETS

                           MARCH 31, 1999 AND 1998

                            ASSETS                                                 1999             1998
                                                                              ------------      ------------
CURRENT ASSETS:
    Cash and cash equivalents                                                 $  1,188,867      $  2,525,026
    Short-term investments, net of discount of $12,258 (1999)
     and $34,841 (1998)                                                          3,172,792         3,674,729
    Accounts receivable, net of allowance for doubtful
       accounts of $7,500 (1999) and $7,500 (1998)                                 278,533           321,150
    Inventory, net of reserve for obsolescence of $125,000 (1999)
       and $140,000 (1998)                                                         439,218           543,006
    Prepaid expenses                                                                69,112            63,259
                                                                              ------------      ------------
              Total current assets                                               5,148,522         7,127,170
                                                                              ------------      ------------
PROPERTY AND EQUIPMENT, at cost:
    Furniture, fixtures and equipment                                              600,495           621,607
    Less- Accumulated depreciation                                                (455,426)         (380,659)
                                                                              ------------      ------------
              Property and Equipment, net                                          145,069           240,948
                                                                              ------------      ------------

PATENTS, net of accumulated amortization of $17,204 (1999)                         121,676           186,454
              and $11,830 (1998)

OTHER ASSETS                                                                        13,472            11,450
                                                                              ------------      ------------
              Total assets                                                    $  5,428,739      $  7,566,022
                                                                              ------------      ------------
                                                                              ------------      ------------

           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                          $    144,212      $     99,430
    Accrued compensation                                                           135,996           150,635
     Accrued liabilities                                                           207,854           191,871
    Customer deposits                                                                 --               4,376
    Other current liabilities                                                        9,960             6,639
                                                                              ------------      ------------
              Total current liabilities                                            498,022           452,951
                                                                              ------------      ------------
LONG-TERM LIABILITIES:

    Other long-term liabilities                                                      2,335             5,331
                                                                              ------------      ------------
COMMITMENTS AND CONTINGENCIES (Notes 1, 4 and 6)

SHAREHOLDERS' EQUITY:
    Preferred stock, no par value, 10,000,000 shares
       authorized, no shares outstanding                                              --                --
    Common stock, no par value, 100,000,000 shares authorized,
       5,383,507 (1999) and 5,383,507 (1998) shares outstanding                 16,941,317        16,941,317
    Warrants for common stock                                                      290,400           290,400
    Accumulated deficit                                                        (12,303,335)      (10,123,977)
                                                                              ------------      ------------
              Total shareholders' equity                                         4,928,382         7,107,740
                                                                              ------------      ------------
              Total liabilities and shareholders' equity                      $  5,428,739      $  7,566,022
                                                                              ------------      ------------
                                                                              ------------      ------------

             The accompanying notes to financial statements are
                    an integral part of these statements.

                                 ELECTROSCOPE, INC.


                              STATEMENTS OF OPERATIONS

                                                                    For The Fiscal Year Ended March 31
                                                           ------------------------------------------------------
                                                                1999                1998                 1997
                                                           -------------       -------------        -------------
REVENUE, net                                                $  1,568,428        $  1,315,915         $  1,398,184
COST OF SALES                                                  1,121,698           1,218,342            1,422,005
                                                           -------------       -------------        -------------
          Gross profit (loss)                                    446,730              97,573              (23,821)
                                                           -------------       -------------        -------------
OPERATING EXPENSES:
     Sales and marketing                                       1,393,719           1,834,806            1,511,190
     General and administrative                                  933,642           1,200,572            1,349,371
     Research and development                                    581,659             652,298              616,730
                                                           -------------       -------------        -------------
          Total operating expenses                             2,909,020           3,687,676            3,477,291
                                                           -------------       -------------        -------------
INCOME (LOSS) FROM OPERATIONS                                 (2,462,290)         (3,590,103)          (3,501,112)

OTHER INCOME (EXPENSE):
     Interest income                                             291,467             413,252              463,854
     Other income (expense)                                       (8,535)            (17,881)             133,626
                                                           -------------       -------------        -------------
NET INCOME (LOSS)                                           $ (2,179,358)       $ (3,194,732)        $ (2,903,632)
                                                           -------------       -------------        -------------
                                                           -------------       -------------        -------------

NET INCOME (LOSS) PER SHARE
     Basic and diluted net income (loss)
        per common share                                    $      (0.40)       $      (0.59)        $      (0.58)
                                                           -------------       -------------        -------------
                                                           -------------       -------------        -------------
     Basic and diluted weighted average shares used
        in computing net income (loss) per common share        5,383,507           5,377,493            5,045,128
                                                           -------------       -------------        -------------
                                                           -------------       -------------        -------------


            The accompanying notes to financial statements are an
                   integral part of these statements.

                                 ELECTROSCOPE, INC.

                         STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE FISCAL YEARS ENDED MARCH 31, 1999, 1998 AND 1997

                                                                                                   Accumulated
                                                           Shares         Amount       Warrants       Deficit        Total
                                                        ---------    -----------       --------   -------------   -----------
BALANCES, MARCH 31, 1996                                3,893,402    $ 5,255,039       $   -      $ (4,025,613)   $ 1,229,426

     Exercise of warrants for common stock for
        cash ($3.00 per share), in April 1996             186,984        560,952           -              -           560,952
     Sale of common stock on initial public
        offering in June 1996, net of offering
        costs of $1,404,459                             1,200,000     11,195,541           -              -        11,195,541
     Exercise of options for common stock for
        cash ($2.50 per share), in April 1996-
        December 1996                                     109,000        272,500           -              -           272,500
     Exercise of options for common stock for
        cash ($6.00 per share), in September 1996             600          3,600           -              -             3,600
     Value of warrants to purchase common stock
        for $12.50 per share, in conjunction with
        initial public offering                              -              -           290,400           -           290,400
     Reduction of proceeds for value of warrants
        issued in conjunction with initial
        public offering (net of cash received)               -          (290,350)          -              -          (290,350)
     Net income (loss)                                       -              -              -        (2,903,632)    (2,903,632)
                                                        ---------    -----------       --------   ------------    -----------
BALANCES, March 31, 1997                                5,389,986     16,997,282        290,400     (6,929,245)    10,358,437

     Repurchase of shares from former officer             (59,701)      (156,715)          -              -          (156,715)
     Issuance of common stock in lieu of
        cash as a hiring bonus in May 1997                 22,222         40,000           -              -            40,000
     Issuance of common stock in lieu of
        cash payment to vendor                             15,000         33,750           -              -            33,750
     Issuance of common stock to directors
        as compensation for services                       16,000         27,000           -              -            27,000
     Net income (loss)                                       -              -              -        (3,194,732)    (3,194,732)
                                                        ---------    -----------       --------   ------------    -----------
BALANCES, March 31, 1998                                5,383,507     16,941,317        290,400    (10,123,977)     7,107,740

     Net income (loss)                                       -              -              -        (2,179,358)    (2,179,358)
                                                        ---------    -----------       --------   ------------    -----------
BALANCES, March 31, 1999                                5,383,507    $16,941,317       $290,400   $(12,303,335)   $ 4,928,382
                                                        ---------    -----------       --------   ------------    -----------
                                                        ---------    -----------       --------   ------------    -----------


            The accompanying notes to financial statements are an
                      integral part of these statements.

                                 ELECTROSCOPE, INC.

                              STATEMENTS OF CASH FLOWS

                                                                        For The Fiscal Year Ended March 31
                                                                     -----------------------------------------
                                                                        1999           1998           1997
                                                                     -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                               $(2,179,358)   $(3,194,732)   $(2,903,632)
     Adjustments to reconcile net income (loss) to net
        cash used in operating activities-
            Depreciation and amortization                                226,862        187,586        154,673
            Amortization of discount, net                               (150,274)      (199,692)      (115,864)
            Common stock issued in lieu of cash                             -           100,750           -
            Inventory reserve                                            (15,000)        37,404         37,596
            Changes in operating assets and liabilities-
               Accounts receivable                                        42,617       (165,704)       (44,981)
               Inventory                                                 118,788        (58,714)       244,125
               Prepaid expenses and other                                 (7,875)        47,518        (41,488)
               Accounts payable                                           44,782       (228,252)       197,314
               Accrued compensation and accrued
                 liabilities                                               1,344       (267,697)       422,646
               Customer deposits                                          (4,376)       (15,847)       (96,298)
               Deferred revenue                                             -              -          (135,703)
               Other liabilities                                             325        (12,262)        (2,153)
                                                                     -----------    -----------    -----------
                 Net cash used in operating activities                (1,922,165)    (3,769,642)    (2,283,765)
                                                                     -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of short-term investments, net of discounts             (7,852,359)    (4,813,473)   (20,980,563)
     Sale of short-term investments                                    8,500,084     10,969,999     11,465,000
     Capital expenditures                                                (46,501)      (181,223)      (199,136)
     Patent costs                                                        (15,218)       (50,935)       (45,872)
                                                                     -----------    -----------    -----------
                 Net cash provided by (used in)
                    investing activities                                 586,006      5,924,368     (9,760,571)
                                                                     -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock and warrants                    -              -        13,437,102
     Repurchase of Common Stock                                             -          (156,715)          -
     Stock issuance costs                                                   -              -        (1,404,459)
                                                                     -----------    -----------    -----------
                 Net cash (used in) provided by
                    financing activities                                    -          (156,715)    12,032,643
                                                                     -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                 (1,336,159)     1,998,011        (11,693)

CASH AND CASH EQUIVALENTS,
     beginning of period                                               2,525,026        527,015        538,708
                                                                     -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                             $ 1,188,867    $ 2,525,026    $   527,015
                                                                     -----------    -----------    -----------
                                                                     -----------    -----------    -----------


            The accompanying notes to financial statements are an
                      integral part of these statements.

                              ELECTROSCOPE, INC.

                        NOTES TO FINANCIAL STATEMENTS

(1)  ORGANIZATION AND NATURE OF BUSINESS

Electroscope, Inc. (the "Company") was incorporated as a Colorado corporation on February 1, 1991. The Company designs, develops, manufactures and markets a patented monopolar electrosurgical shielding system and integrated surgical instruments, which are designed to provide greater safety to patients who undergo laparoscopic surgery. The products can be used with most electrosurgical instruments available today in the U.S. It has also developed and is marketing its own line of integrated, shielded five-millimeter electrosurgical instruments that incorporate the Company's proprietary technology. These products monitor for stray electrical energy during laparoscopy and deactivate the electrosurgical unit when this energy is detected under potentially dangerous conditions. The Company's sales to date have been made principally in the U. S. These sales were made primarily to Valleylab as a distributor in fiscal year 1997. As discussed below, sales to Valleylab were immaterial in fiscal years 1998 and 1999.

The Company has incurred losses since its inception and has an accumulated
deficit of $12,303,335 at March 31, 1999.   In calendar year 1996, Valleylab,
the exclusive distributor of the Company's products did not purchase products from the Company in sufficient amounts to maintain the distributor's exclusivity. As a result, the sales, marketing and market development activities conducted by that distributor became the responsibility of the Company in FY 1997. During FY 1998 the Company developed a separate distribution channel. In FY 1999 the Company further developed its distribution channel in the U.S. by contracting with a stocking distributor and replacing certain independent sales representative organizations with others believed to be more effective in marketing the Company's products.
The Company's operations are subject to certain risks and uncertainties, including that commercial acceptance of the Company's products will have to occur in the marketplace, in significant volumes, before the Company can attain profitable operations. Other risks and uncertainties include the possibility of continued substantial operating losses, the need to continue to develop a distribution channel for the Company's products, current and potential competitors with greater financial, technical and marketing resources, management's plans for growth and expansion, governmental regulation and the Company's limited manufacturing experience for large-scale production.

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

During Fiscal Year 1999 the Company entered into an exclusive agreement with a stocking distributor to sell the Company's products in five states. The Company sells its' products to the distributor at a discount from the Company's list price, and the distributor is responsible for reselling the products in its' territory.

During fiscal years 1999, 1998 and 1997, Valleylab accounted for approximately $2,485, $25,271 and $1,145,900 of the total sales revenue of approximately $1,568,000, $1,316,000 and $1,398,000, respectively.

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

     SHORT-TERM INVESTMENTS

As required under Statement of Financial Accounts Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," management determines the appropriate classification of its investments in debt securities at the time of purchase. At March 31, 1999, the Company's short-term investments consist primarily of government securities that the Company classifies as held-to-maturity.

The amortized cost of debt securities classified as held-to-maturity is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion of discounts are included in interest income.

     CONCENTRATION OF CREDIT RISK

The Company has no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with two financial institutions, in the form of demand deposits and short-term investments, primarily government and corporate securities.

The accounts receivable balance at March 31, 1999 of $278,533 included $89,076 (32%) from one customer. The Company's accounts receivable balances are primarily domestic.

     INVENTORY

Inventories are stated at the lower of cost (first in, first out basis) or
market.   At March 31, 1999 and 1998, inventory consisted of the following:

                                                 1999           1998
                                             -----------     -----------
           Raw Materials                        $393,606        $448,486
           Finished Goods                        170,612         234,520
                                             -----------     -----------
                                                 564,218         683,006

           Less - Reserve for Obsolescence      (125,000)       (140,000)
                                             -----------     -----------
                                               $ 439,218        $543,006
                                             -----------     -----------
                                             -----------     -----------

     PROPERTY AND EQUIPMENT

Property and Equipment are stated at cost, with depreciation computed primarily on a straight-line basis over the estimated useful life of the asset, generally three to five years. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset.

     PATENTS

The costs of applying for patents are capitalized and amortized on a straight-line basis over the lesser of the patent's economic or legal life (17 years in the U.S.). Capitalized costs are expensed if patents are not granted. The Company reviews the carrying value of its patents periodically to determine whether the patents have continuing value. In fiscal year 1999 the Company expensed approximately $50,000 of costs that had been previously capitalized as patent application costs after it decided not to pursue development of the related technology in order to focus on the AEM-Registered Trademark- program.

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

     REVENUE RECOGNITION

Revenue from product sales is recorded when the Company ships the product and the earnings process is complete. The Company recognizes revenue from sales to stocking distributors if there is no right of return other than for normal warranty related matters.

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

     COMPREHENSIVE INCOME

The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") as of April 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For each period presented there are no differences between Net Income and Comprehensive Income.

     SEGMENT REPORTING

The Company adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131") in the Quarter ended December 31, 1998. SFAS 131 establishes standards for reporting information about the segments of enterprises' business. The adoption of this statement had no impact on the Company's financial statements as there are no material differences between information reported to management and that contained in the financial statements of the Company.

     BASIC AND DILUTED LOSS PER COMMON SHARE

Basic and diluted loss per common share and common equivalent share for all fiscal years presented is computed using the sum of the weighted average number of shares of common stock and common stock equivalent shares from common stock options and warrants. Options and warrants for the Company's common stock issued have been excluded as they are antidilutive.

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

On March 31, 1997, the Company's Board of Directors approved a 1997 Stock Option Plan, which provided for an additional 800,000 shares. This Plan was approved by the Company's shareholders on August 15, 1997.

     STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123

SFAS 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS 123 allows the continued measurement of compensation cost for such plans using the intrinsic value method prescribed by APB 25, provided that pro forma disclosures are made of net income or loss and net income or loss per common share, assuming the fair value based method of SFAS 123 had been applied. The Company has elected to account for its stock-based compensation plans for employees under APB 25; accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted during fiscal years 1999 and 1998, using the Black-Scholes option valuation model and the following weighted average assumptions:

                                                    1999               1998
                                                 ---------           ---------
              Risk-free interest rate            4.9%                6.3 %
              Expected lives                     4.0                 3.8 years
              Expected volatility                179%                88 %
              Expected dividend yield            0%                  0%

To estimate expected lives of options for this valuation, it was assumed options would be exercised upon becoming fully vested at the end of four and
3.8 years respectively. All options are initially assumed to vest. Cumulative compensation cost recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. The volatility of the stock is based on the volatility of the Company's stock since it has been publicly traded. Fair value computations are highly sensitive to the volatility factor assumed; the greater the volatility, the higher the computed fair value of options granted.

The total fair value of options granted was computed to be approximately $39,771, $1,619,547 and $173,848 for the years ended March 31, 1999, 1998 and
1997, respectively. These amounts are amortized ratably over the vesting periods of the options. Pro forma stock-based compensation, net of the effect of forfeitures, was $218,408, $672,271 and $193,564 for 1999, 1998 and
1997, respectively. Because SFAS 123 has not been applied to options granted prior to March 31, 1995, the resulting pro-forma compensation cost may not be representative of that to be expected in future years. If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net loss and pro forma net loss per common share would have been reported as follows:

                                                                                  Fiscal Year Ended March 31,
                                                                   ------------------------------------------------------
                                                                       1999                 1998                 1997
                                                                   -----------           -----------          -----------
           Net Loss
                 As Reported                                       $(2,179,358)          $(3,194,732)         $(2,903,632)
                 Pro forma                                         $(2,397,766)          $(3,867,003)         $(3,097,196)
           Pro Forma Net Loss Per Common Share
                 As Reported                                       $ (0.40)              $ (0.59)             $ (0.58)
                 Pro Forma                                         $ (0.45)              $ (0.72)             $ (0.61)

Weighted average shares used to calculate pro forma net loss per share were determined as described in Note 2, except in applying the treasury stock method to outstanding options, net proceeds assumed received upon exercise were increased by the amount of compensation cost attributable to future service periods and not yet recognized as pro forma expense.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The pro forma results may not be representative of the future impact of applying SFAS 123 due to the phase-in provisions of the Statement and actual vesting experience.

A summary of the Company's stock option activity, and related information for each of the three fiscal years ended March 31, 1999 is as follows: (In almost all cases the exercise price is the Fair Market Value on the date of grant)

                                                                         Weighted         Weighted
                                                                         Average           Average
                                                                         Exercise           Fair
                                                    Outstanding           Price             Value
                                                    -----------          --------         --------
BALANCE, as of March 31, 1996                           979,038           $3.76
                                                    -----------           -----
                                                    -----------           -----

EXERCISABLE, as of March 31, 1996                       432,118           $3.03
                                                    -----------           -----
                                                    -----------           -----

  Granted                                                62,000           $5.66             $2.80
  Exercised                                            (109,600)          $2.52
  Canceled                                             (208,038)          $3.88
                                                    -----------
BALANCE, as of March 31, 1997                           723,400           $4.08
                                                    -----------           -----
                                                    -----------           -----

EXERCISABLE, as of March 31, 1997                       368,720           $3.47
                                                    -----------           -----
                                                    -----------           -----

  Granted                                             1,174,800           $3.16             $1.38
  Exercised                                             -                  -
  Canceled                                             (660,600)          $4.25
                                                    -----------
BALANCE, as of March 31, 1998                         1,237,600           $3.12
                                                    -----------           -----
                                                    -----------           -----

EXERCISABLE, as of March 31, 1998                       470,044           $3.33
                                                    -----------           -----
                                                    -----------           -----

  Granted                                                60,000           $0.71             $0.71
  Exercised                                              -
  Canceled                                             (827,400)          $2.91
                                                    -----------
BALANCE, as of March 31, 1999                           470,200           $3.13
                                                    -----------           -----
                                                    -----------           -----

EXERCISABLE, as of March 31, 1999                       254,265           $3.06
                                                    -----------           -----
                                                    -----------           -----

The following table summarizes information about employee stock options outstanding and exercisable at March 31, 1999:

                                         Options Outstanding                            Options Exercisable
                          -------------------------------------------------        -----------------------------
                            Number of            Weighted
                             Options             Average           Weighted           Number            Weighted
      Range of             Outstanding          Remaining          Average          Exercisable         Average
      Exercise            At March 31,         Contractual         Exercise        At March 31,         Exercise
       Prices                 1999            Life in Years         Price              1999              Price
-------------------       ------------        -------------        --------        ------------         --------
$0.44-$0.50                  45,000               4.7               $ 0.47             5,831             $ 0.50
$1.44                        10,000               9.1               $ 1.44                --              --
$2.25-$2.50                 284,000               6.0               $ 2.42           200,634             $ 2.47
$4.50-$6.60                 131,200               5.7               $ 5.90            47,800             $ 5.84
                            -------                                                  -------
                            470,200                                 $ 3.13           254,265             $ 3.06
                            -------                                                  -------
                            -------                                                  -------

Of the 470,200 options for the Company's common stock at March 31, 1999, 45,000 represent nonqualified stock options and 425,200 represent incentive stock options. The exercise price of all options granted through March 31, 1999, has been equal to or greater than the fair market value, as determined by the Company's Board of Directors or based upon publicly quoted market values of the Company's common stock on the date of the grant. At March 31, 1999, options for 1,299,238 of the Company's common stock are available for grant under the plan.

     OUTSTANDING WARRANTS

In conjunction with the Company's Initial Public Offering (IPO) in June 1996, the Company agreed to sell to John G. Kinnard and Company, Incorporated as the representative of the several Underwriters, for a nominal purchase price, a five-year warrant to purchase up to 120,000 shares of the Common Stock of the Company, exercisable at 120% of the IPO price of $10.50 per share. As of March 31, 1999, none of the warrants had been exercised.

(4)  COMMITMENTS AND CONTINGENCIES

The Company currently leases and subleases its facilities under noncancelable lease agreements that require payments of $7,623 per month from September 15, 1998 through October 15, 1999, $7,872 per month through February 28, 2000 (at which time the sub-lease expires), $5,244 per month through October 15, 2000 and $5,504 per month through October 15, 2001 at which time the lease expires if not renewed by the Company. The Company has an option to renew the lease for an additional three years.

Rent expense for the fiscal years ended March 31, 1999, 1998 and 1997 was $99,394, $99,663 and $116,011 respectively.

The Company is subject to regulation by the United States Food and Drug Administration ("FDA"). The FDA provides regulations governing the manufacture and sale of the Company's products and regularly inspects the Company and other manufacturers to determine their compliance with these regulations.

The Company was last inspected in November 1998, and has not, at March 31, 1999, been notified of any deficiencies from that inspection. FDA inspections are conducted approximately every two years after approval is obtained or on a more frequent basis, at the discretion of the FDA. The Company was granted a Certificate to Foreign Government in December 1996 that states in part that, based on the last periodic inspection, the Company was in substantial compliance with CGMP.

(5)  INCOME TAXES

From its inception, the Company has generated losses for both financial reporting and tax purposes. Deferred tax assets (approximately $4.3 million as of March 31, 1999) for the Federal and state tax benefit of the net operating loss carryforward and research and development carryovers have been completely offset by a valuation allowance because the realization criteria set forth in SFAS No. 109 are not currently satisfied, primarily due to the Company's history of operating losses.

For income tax return reporting purposes, the Company may utilize approximately $12.3 million of net operating loss carryforwards that expire, if not previously utilized, at various dates beginning in the year 2006. The Tax Reform Act of 1986 contains provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including changes in ownership interests. In addition, the Company also has certain research and development tax credit forwards available to it.

The Company's effective tax rate differs from the Federal statutory tax rate primarily due to non-deductible expenditures.

(6)  LEGAL PROCEEDINGS

The Company is not engaged in any legal proceedings and is not aware of any circumstances that would lead to legal proceedings. The Company may become involved in litigation in the future in the normal course of business.

(7)  RETIREMENT PLAN

On January 1, 1998, the Company adopted a 401(K) Profit Sharing Plan which covers all full-time employees who have completed three months of full-time continuous service and are age eighteen or older. Participants may defer up to 20% of their gross pay up to a maximum limit determined by law ($10,000 in calendar 1998 and 1999). Participants are immediately vested in their contributions.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits - The following exhibits are attached to this report on Form 10KSB or are incorporated by reference:

3.1 Articles of Incorporation of the Company, as amended. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).
3.2  Bylaws of the Company.  (Incorporated by reference from Registration
     Statement #333-4118-D dated June 25, 1996).
4.1 Form of certificate for shares of Common Stock. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).
10.1 Lease Agreement dated September 11, 1995 between Electroscope, Inc. and
     Sterling Partnership.  (Incorporated by reference from Registration
     Statement #333-4118-D dated June 25, 1996).
10.2 Electroscope, Inc. Stock Option Plan, as amended. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).
10.3 Electroscope, Inc. 1997 Stock Option Plan.  (Incorporated by reference from
     Proxy Statement dated July 15, 1997).

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by this report

SIGNATURES

     In accordance with the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated: June 2, 1999.          ELECTROSCOPE, INC.


                                   By: /s/ David W. Newton
                                       -------------------
                                   David W. Newton
                                   Acting Chief Executive Officer and President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ David W. Newton
--------------------------
David W. Newton               Acting Chief Executive Officer (Principal
                              Executive Officer) and Director              June 2, 1999


/s/ Karl Hawkins
--------------------------
Karl Hawkins                  Chief Financial Officer (Principal           June 2, 1999
                              Financial and Accounting Officer)


/s/ Vern D. Kornelsen                                                      June 2, 1999
--------------------------
Vern D. Kornelsen             Director


/s/ Roger C. Odell
--------------------------
Roger C. Odell                Vice President, Sales and Marketing          June 2, 1998
                              and Director