Form 10QSB
period 1999-06-30
ELECTROSCOPE INC
filed 1999-07-26
CIK 930775

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

              For the transaction period from __________ to________

                         Commission file number 0-28604


                               ELECTROSCOPE, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            COLORADO                                     84-1162056
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                  4828 STERLING DRIVE, BOULDER, COLORADO 80301
        ----------------------------------------------------------------
                    (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (303) 444-2600
     ----------------------------------------------------------------------
                           (Issuer's telephone number)

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OF 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES __X__ NO _____

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE:

  COMMON STOCK, NO PAR VALUE                          5,383,507 SHARES
-------------------------------             -----------------------------------
           Class                               (outstanding at July 22, 1999)

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

YES _____   NO __X__

                               ELECTROSCOPE, INC.

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 1999


                                      INDEX

                                                                                          Page
                                                                                         Number
                                                                                         ------
PART I.             UNAUDITED FINANCIAL INFORMATION

         ITEM 1     -    Condensed Interim Financial Statements......................        3
                    -    Condensed Balance Sheets as of June 30,
                            1999 and March 31, 1999..................................        3
                    -    Condensed Statements of Operations for
                            the Three Months Ended June 30, 1999 and 1998............        4
                    -    Condensed Statements of Cash Flows for
                            the Three Months Ended June 30, 1999 and 1998............        5
                    -    Notes to Condensed Interim Financial
                            Statements...............................................        6

         ITEM 2     -    Management's Discussion and Analysis
                            of Financial Condition and Results of Operations.........       10

PART II.            OTHER INFORMATION

         ITEM 6     -    Exhibits and Reports on Form 8-K............................       14

         SIGNATURE ..................................................................       15

         EXHIBIT INDEX  .............................................................       16

PART I            FINANCIAL INFORMATION

ITEM 1   -   CONDENSED INTERIM FINANCIAL STATEMENTS

                               ELECTROSCOPE, INC.

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                                         June 30,          March 31,
                                        ASSETS                                             1999               1999
                                                                                      --------------     -------------
CURRENT ASSETS:
    Cash and cash equivalents                                                            $   349,773      $  1,188,867
    Short-term investments                                                                 3,286,436         3,172,792
    Accounts receivable, net of allowance for doubtful
       accounts of $23,200 and $7,500, respectively                                          396,921           278,533
    Inventory, net of reserve for obsolescence of $140,000
       and $125,000, respectively                                                            510,792           439,218
    Prepaid expenses                                                                          88,421            69,112
                                                                                      --------------     -------------
              Total current assets                                                         4,632,343         5,148,522
                                                                                      --------------     -------------
EQUIPMENT, at cost:
    Furniture, fixtures and equipment                                                        633,245           600,495
    Less- Accumulated depreciation                                                          (477,455)         (455,426)
                                                                                      --------------     -------------
              Equipment, net                                                                 155,790           145,069
                                                                                      --------------     -------------
PATENTS, net of accumulated amortization of $18,616 and $17,204,                             120,264           121,676
              respectively
OTHER ASSETS                                                                                  13,472            13,472
                                                                                      --------------     -------------
              Total assets                                                               $ 4,921,869       $ 5,428,739
                                                                                      --------------     -------------
                                                                                      --------------     -------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                                     $    94,840       $   144,212
    Accrued compensation                                                                      85,016           135,996
    Other accrued liabilities                                                                184,242           207,854
    Other current liabilities                                                                  4,224             9,960
                                                                                      --------------     -------------
              Total current liabilities                                                      368,322           498,022
                                                                                      --------------     -------------
LONG-TERM LIABILITIES:
       Other long-term liabilities                                                             1,279             2,335
                                                                                      --------------     -------------
COMMITMENTS AND CONTINGENCIES (Notes 1 and 3)

SHAREHOLDERS' EQUITY:
    Preferred stock, no par value, 10,000,000 shares authorized,
       no shares outstanding                                                                -                 -
    Common stock, no par value, 100,000,000 shares authorized,
       5,383,507 and 5,383,507 shares outstanding, respectively                           16,941,317        16,941,317
    Warrants to purchase common stock                                                        290,400           290,400
    Accumulated deficit                                                                  (12,679,449)      (12,303,335)
                                                                                      --------------     -------------
              Total shareholders' equity                                                   4,552,268         4,928,382
                                                                                      --------------     -------------
              Total liabilities and shareholders' equity                                 $ 4,921,869       $ 5,428,739
                                                                                      --------------     -------------
                                                                                      --------------     -------------

  The accompanying notes are an integral part of these financial statements.

                               ELECTROSCOPE, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                             For the Three Months
                                                                                                Ended June 30,
                                                                                         -----------------------------
                                                                                            1999               1998
                                                                                         -----------       -----------
REVENUE, net                                                                               $ 459,922         $ 313,878

COST OF SALES                                                                                281,047           265,118
                                                                                         -----------       -----------
              Gross profit                                                                   178,875            48,760
                                                                                         -----------       -----------
OPERATING EXPENSES:
    Sales and marketing                                                                      289,781           315,968
    General and administrative                                                               186,283           260,232
    Research and development                                                                 127,360           127,043
                                                                                         -----------       -----------
              Total operating expenses                                                       603,424           703,243
                                                                                         -----------       -----------
INCOME (LOSS) FROM OPERATIONS                                                               (424,549)         (654,483)

OTHER INCOME:
    Interest income                                                                           50,986            78,980
    Other income (expense)                                                                    (2,551)             (366)
                                                                                         -----------       -----------
NET INCOME (LOSS)                                                                          $(376,114)        $(575,869)
                                                                                         -----------       -----------
                                                                                         -----------       -----------

NET INCOME (LOSS) PER SHARE (Note 2):
    Basic and diluted net income (loss) per common share                                      $(0.07)           $(0.11)
                                                                                         -----------       -----------
                                                                                         -----------       -----------

    Basic and diluted weighted average shares used in computing
     net income (loss) per common share                                                    5,383,507         5,383,507
                                                                                         -----------       -----------
                                                                                         -----------       -----------

 The accompanying notes are an integral part of these financial statements.

                               ELECTROSCOPE, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           For the Three Months
                                                                                               Ended June 30,
                                                                                      --------------------------------
                                                                                           1999              1998
                                                                                      --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                  $    (376,114)    $    (575,869)
    Adjustments to reconcile net income (loss) to net cash
       used in operating activities-
          Depreciation and amortization                                                       23,441            49,877
          Amortization of discount                                                           (19,321)          (39,678)
          Inventory reserves                                                                  15,000           (69,682)
          Changes in operating assets and liabilities-
              Accounts receivable                                                           (118,388)          132,707
              Inventory                                                                      (86,574)          116,271
              Other assets                                                                   (19,309)          (39,100)
              Accounts payable                                                               (49,372)           (1,195)
              Accrued compensation and other accrued
                 liabilities                                                                 (81,384)          (31,217)
                                                                                      --------------    --------------
                 Net cash used in operating activities                                      (712,021)         (457,886)
                                                                                      --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of equipment                                                                   (32,750)           (3,743)
    Patent costs                                                                              -                 (5,305)
    Purchases of short-term investments, net                                              (1,058,815)       (2,877,671)
    Sale of short-term investments                                                           964,492         2,312,000

                                                                                      --------------    --------------
                 Net cash used in investing activities                                      (127,073)         (574,719)
                                                                                      --------------    --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   (839,094)       (1,032,605)

CASH AND CASH EQUIVALENTS, beginning of period                                             1,188,867         2,525,026
                                                                                      --------------    --------------
CASH AND CASH EQUIVALENTS, end of period                                                $    349,773    $    1,492,421
                                                                                      --------------    --------------
                                                                                      --------------    --------------

 The accompanying notes are an integral part of these financial statements.

                               ELECTROSCOPE, INC.

                 NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

                                  JUNE 30, 1999
                                   (Unaudited)

(1)    ORGANIZATION AND NATURE OF BUSINESS

Electroscope, Inc. (the "Company") was incorporated as a Colorado corporation on February 1, 1991. The Company designs, develops, manufactures and markets a patented monopolar electrosurgical shielding system and integrated surgical instruments, which are designed to provide greater safety to patients who undergo laparoscopic surgery. The products can be used with most electrosurgical instruments available today in the USA. It has also developed and is marketing its own line of integrated, shielded, five-millimeter diameter electrosurgical instruments that incorporate the Company's proprietary technology. Sales to date have been primarily in the United States.

The Company has incurred losses since its inception and has an accumulated deficit of $12,679,449 at June 30, 1999. The Company's operations are subject to certain risks and uncertainties, which include the following: Commercial acceptance of the Company's products will have to occur in the marketplace, in significant volumes, before the Company can attain profitable operations; the possibility of continued substantial operating losses and limitations on future capital availability; dependence on single source suppliers and sub-contractors; current and potential competitors with greater financial, technical and marketing resources; the potential impact of a failure to comply with or changes in government regulations; manufacturing being subject to Governmental regulations; dependence on new product development and intellectual property rights; the Company's limited manufacturing experience for large-scale production; potential fluctuations in future quarterly results; uncertainty of future efforts at health care reform; product liability risk and limited insurance coverage against such risk; potential risks associated with the Year 2000 computer software issue, and dependence on key personnel.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

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

       SHORT-TERM INVESTMENTS

As required under Statement of Financial Accounts Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS
115) management determines the appropriate classification of its investments in debt securities at the time of purchase. At June 30, 1999, the Company's short-term investments consist primarily of government securities that the Company classifies as held-to-maturity.

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

       INVENTORY

Inventory consists primarily of component parts and raw materials, and is valued at the lower of cost (first-in, first-out basis) or market. Inventory consists of the following:

                                                    June 30,          March 31,
                                                      1999              1999
                                                   ----------        ----------
           Raw materials                             $431,528          $393,606
           Finished goods                             219,264           170,612
                                                   ----------        ----------
                                                      650,792           564,218
           Less- Reserve for obsolescence            (140,000)         (125,000)
                                                   ----------        ----------
                                                     $510,792          $439,218
                                                   ----------        ----------
                                                   ----------        ----------

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

         REVENUE RECOGNITION

Revenue from product sales is recorded when the Company ships the product and when the earnings process is complete. The Company recognizes revenue from sales to stocking distributors if there is no right of product return other than for normal warranty related matters.

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

         SEGMENT REPORTING

The Company adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131") in the Quarter ended December 31, 1998. SFAS 131 established standards for reporting information about the segments of enterprises' business. The adoption of this statement had no impact on the Company's financial statements as there are no material differences between information reported to management and that contained in the financial statements of the Company.

       BASIC AND DILUTED LOSS PER COMMON SHARE

Loss per basic and diluted common share for each period presented is computed using the sum of the weighted average number of shares of common stock outstanding. Fully diluted shares that would result from the exercise of common stock options and warrants would be anti-dilutive and thus are not presented.

(3)    COMMITMENTS AND CONTINGENCIES

The Company is subject to regulation by the United States Food and Drug Administration ("FDA"). The FDA provides regulations governing the manufacture and sale of the Company's products and regularly inspects the Company and other manufacturers to determine their compliance with these regulations. As of June 30, 1999 the Company believes it was in substantial compliance with all known regulations.

Because of seasonal and other factors including the continuing development of the sales force discussed in Item 2, Historical Perspective and Outlook and Results of Operations, the results of operations for the quarter ended June 30, 1999 should not be taken as an indication of the results of operations for all or any part of the balance of the year.

The accounts receivable balance at June 30, 1999 of $420,121 included $134,382 (32%) and $57,795 (14%) from two customers. The Company's accounts receivable balances are primarily domestic.

(4)    MANAGEMENT'S REPRESENTATIONS

The condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report to the Securities and Exchange Commission for the fiscal year ended March 31, 1999, filed on Form 10-KSB on June 4, 1999.

The accompanying condensed interim financial statements have been prepared, in all material respects, in conformity with the standards of accounting measurements set forth in Accounting Principles Board Opinion No. 28 and reflect, in the opinion of management, all adjustments, which are of a normal recurring nature, necessary to summarize fairly the financial position and results of operations for such periods. The results of operations for the most recent interim period are not necessarily indicative of the results to be expected for the full year.

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

The Company recognizes that market awareness and acceptance of the hazards inherent in monopolar electrosurgery and acceptance of the Company's products to address such hazards has been slower to occur than the Company had believed would be the case. The Company is continuing to develop its sales force in the US, consisting of both independent sales representative organizations and stocking distributors. The Company has modified its marketing strategies to address the issues of market acceptance of the technology. The Company has also undertaken efforts to broaden the product line offerings beyond the original EM2 product and its accessories. The Company is developing a line of disposable products, and intends to explore product development and acquisition opportunities with third parties.

The Company is continuing to develop its sales distribution network in the US, and to expand its effective sales coverage across the entire country. This ongoing process requires continual investments in training sales representatives to effectively present the Company's product line as well as understanding the nature of the risks inherent in laparoscopic surgery. The Company believes that it has sufficient cash resources on hand to successfully complete the development of the sales force, and that it has attracted and can continue to attract the additional human resources necessary to manage the development of the sales force, the increased marketing efforts, and the general growth of the business. There can be no assurance however, that the Company's efforts in this area will result in increased revenues or the achievement of profitability.

Statements herein that are not historical facts, including statements about the Company's strategies and expectations about new and existing products and market demand and acceptance of new and existing products, technologies and opportunities, market and industry segment growth, and return on investments in products and markets are forward-looking statements within the meaning of the Private Securities Litigation Reform. Act of 1995. These forward-looking statements involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward-looking statements. These forward-looking statements should be read in conjunction with the risk factors discussed in the Form 10-KSB filed by the Company on June 4, 1999. All forward-looking statements are based on information available to the Company on the date of this document and the Company assumes no obligation to update such forward-looking statements.

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

The installed base of the Company's EM2 and EM2+ Electronic Monitors has continued to increase since the introduction of the product in 1994. The Company believes such installed base has the potential for increasing as the independent sales representatives and stocking distributors of the Company become familiar with the EMS and sell the system to their customers. The Company expects that the sales of electrosurgical instruments and accessories should increase as additional EM2+ Electronic Monitors are installed. The Company continues to devote resources to increasing market awareness of the inherent hazards of monopolar electrosurgery. There can be no assurance, however, as to the rate of market acceptance of the EMS. Given the system's short history of usage, the Company cannot predict the rate of its electrosurgical instrument sales.

The Company believes that the measures taken to develop the sales force and expand market coverage in the US, along with increased marketing efforts and the introduction of new products, will provide the basis for increased revenues and will ultimately lead to profitable operations. Management does not expect that profitable revenue levels will be reached in fiscal year 2000, and there can be no assurance that these measures, or any others that the company may adopt, will result in either increased revenues or profitable operations.

The Company has incurred losses from operations since inception and has an accumulated deficit of $12,679,449 as of June 30, 1999. Due to the need to continue the development and training of a sales and distribution network the Company believes that it may continue to operate at a net loss for several quarters. The Company believes its results of operations may fluctuate on a quarterly basis as a result of the size and frequency of sales through the independent sales network. The Company also expects that quarterly results may fluctuate significantly due to placement of stocking orders from newly contracted distributors, which are typically sizeable and may not occur evenly over successive quarterly periods. Such fluctuations may be significant, and may result in the Company operating at a loss in any one period even after a period of profitability.

       RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998.

NET REVENUES. Revenues for the quarter ended June 30, 1999, were $459,922, compared to $313,878 for the quarter ended June 30, 1998, an increase of 47%. The increase is attributable to the Company continuing to develop its own sales and marketing efforts, including the signing of new stocking distributors in the US (new stocking distributors placed initial stocking orders of approximately $93,000 compared to $0 in the comparable quarter of the prior year). While there can be no assurance that the arrangement with the stocking distributors will result in recurring business, the Company believes that the distributors will be effective marketing partners in their territories. The contracts with the stocking distributors do not provide a right of return for the products sold to the distributors. The Company anticipates revenue growth for the fiscal year ended March 31, 2000 ("FY 2000") compared to fiscal year 1999 as the Company's efforts to develop an independent sales force and marketing program mature and result in increased market coverage and increased sales. The Company also expects to introduce new products during FY 2000 that are expected to contribute to increased revenues. There can be no assurance, however, that the Company's sales and marketing efforts will lead to increased revenues, or that the new products will find adequate market acceptance to generate significant revenues.

GROSS PROFIT. The gross profit for the quarter ended June 30, 1999 of $178,875 increased by 267% from the quarter ended June 30, 1998 gross profit of $48,760. Gross profit as a percentage of revenue (gross margin) increased from 16% for the quarter ended June 30, 1998 to 39% in the quarter ended June 30, 1999. The increase in gross profit is primarily the result of improved utilization of manufacturing facilities and resources, combined with headcount and cost reduction programs implemented over the past year. Gross profit and gross margin can be expected to fluctuate from quarter to quarter, as a result of product sales mix and sales volume. Gross margins, while improved, are expected to be higher at higher levels of production and sales. These higher gross margins are currently not being achieved because of the expenses related to manufacturing capacity, which is currently underutilized due to the reduced levels of product revenues and other, generally fixed, manufacturing costs.

SALES AND MARKETING EXPENSES. Sales and marketing expenses of $289,781 for the quarter ended June 30, 1999 decreased by 8% compared to $315,968 for the quarter ended June 30, 1998. The decrease is primarily the result of the shift from independent sales representatives (who were paid commissions on their sales) to stocking distributors (who buy products from the Company at a discount, but who are not paid commissions by the Company).

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $186,283 for the quarter ended June 30, 1999 decreased by 28% compared to $260,232 for the quarter ended June 30, 1998. This decrease is the result of lower headcount, lower legal fees and the elimination of directors' fees.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses of $127,360 for the quarter ended June 30, 1999 were basically unchanged compared to $127,043 for the quarter ended June 30, 1998.

       LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its cash requirements principally through sales of Common Stock which approximated $17.3 million through June 30, 1999, and, to a substantially lesser degree, funds provided by sales of the Company's products. Historically, these funds have been used for working capital and general corporate purposes including research and development. The Company may use working capital to build inventories, to ensure that orders can be filled in a timely manner, to support the sales efforts of the Company's sales force and to accommodate anticipated growth. While the remaining net proceeds from the Company's initial public offering are currently invested primarily in money market instruments and government securities, the Company may also use a substantial portion of the net proceeds for the acquisition or development of complementary products or businesses, if such acquisition or development opportunities arise. The Company currently has no understanding, commitment or agreement with respect to any such acquisition or development program.

Capital expenditures historically have been relatively minor, and have consisted of specialized equipment, manufacturing equipment, office equipment and leasehold improvements. The Company believes that its cash on hand will be sufficient to fund its operations, working capital and capital requirements for at least the next twelve months. The Company anticipates that its cash on hand will be sufficient to fund its operations, working capital and capital requirements until it reaches break-even cash flow, but no assurances can be made that this will be the case, or that break-even cash flow will be achieved.

The Company's common stock is traded on the Over The Counter Bulletin Board (OTC:BB).

         INCOME TAXES

Net operating loss carryforwards totaling approximately $12.4 million are available to reduce taxable income as of June 30, 1999. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the year 2006. The Company has not paid income taxes since its inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year, if certain events occur, including changes in ownership interests. The Company has established a valuation allowance for the entire amount of its deferred tax asset since inception due to its history of operating losses.

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

PART II.            OTHER INFORMATION

         ITEM 1            Not Applicable

         ITEM 2            Not Applicable

         ITEM 3            Not Applicable

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

             Name                                          Title                                Date
---------------------------------       --------------------------------------------        -------------


    /s/ Karl D. Hawkins                 Chief Financial Officer                             July 23, 1999
----------------------------            (Principal Accounting Officer)
     Karl D. Hawkins

                                  EXHIBIT INDEX

                                                               Sequentially
   Exhibit No.                      Description               Numbered Page
-----------------    ------------------------------------  -------------------
      27                Financial Data Schedule                    17