Form 10QSB
period 1999-09-30
ELECTROSCOPE INC
filed 1999-11-02
CIK 930775

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1999



              For the transaction period from __________ to________

                         Commission file number 0-28604
                                               ---------

                               ELECTROSCOPE, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            COLORADO                                     84-1162056
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                  4828 STERLING DRIVE, BOULDER, COLORADO 80301
                  --------------------------------------------
                    (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (303) 444-2600
       ------------------------------------------------------------------
                           (Issuer's telephone number)

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OF 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN
SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X   NO
                                                              ---     ---

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE:

             COMMON STOCK, NO PAR VALUE               SHARES  5,383,507
             --------------------------       ---------------------------------
                       Class                  (outstanding at October 26, 1999)

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

YES        NO   X
    -----     -----

                               ELECTROSCOPE, INC.

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX

                                                                                                                  Page
                                                                                                                 Number
                                                                                                                 ------
PART I.             FINANCIAL INFORMATION

         ITEM 1     -    Condensed Interim Financial Statements
                    -    Condensed Balance Sheets as of September 30,
                            1999 and March 31, 1999.........................................................        3
                    -    Condensed Statements of Operations for
                            the Three Months Ended September 30, 1999 and 1998..............................        4
                    -    Condensed Statements of Operations for
                            the Six Months Ended September 30, 1999 and 1998................................        5
                    -    Condensed Statements of Cash Flows for
                            the Six Months Ended September 30, 1999 and 1998................................        6
                    -    Notes to Condensed Interim Financial
                            Statements......................................................................        7

         ITEM 2     -    Management's Discussion and Analysis
                            of Financial Condition and Results of Operations................................       10

PART II.            OTHER INFORMATION

         ITEM 4     -    Submission of Matters to a Vote of Security Holders................................       15

         ITEM 6     -    Exhibits and Reports on Form 8-K...................................................       15

         SIGNATURE  ........................................................................................       16

         EXHIBIT INDEX  ....................................................................................       17

PART I            FINANCIAL INFORMATION

ITEM 1   -   CONDENSED INTERIM FINANCIAL STATEMENTS

                               ELECTROSCOPE, INC.

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                       September 30,     March 31,
                                        ASSETS                             1999            1999
                                                                       ------------    ------------
CURRENT ASSETS:
    Cash and cash equivalents                                          $  1,284,066    $  1,188,867
    Short-term investments                                                1,994,020       3,172,792
    Accounts receivable, net of allowance for doubtful
       accounts of $9,955 and $7,500 respectively                           337,458         278,533
    Inventory, net of reserve for obsolescence of $160,000
       and $125,000 respectively                                            508,329         439,218
    Prepaid expenses                                                         56,479          69,112
                                                                       ------------    ------------
              Total current assets                                        4,180,352       5,148,522
                                                                       ------------    ------------
EQUIPMENT, at cost:
    Furniture, fixtures and equipment                                       684,930         600,495
    Less- Accumulated depreciation                                         (498,561)       (455,426)
                                                                       ------------    ------------
              Equipment, net                                                186,369         145,069
                                                                       ------------    ------------
PATENTS, net of accumulated amortization of $20,028 and
              $17,204 respectively                                          122,833         121,676
OTHER ASSETS                                                                 13,472          13,472
                                                                       ------------    ------------
              Total assets                                             $  4,503,026    $  5,428,739
                                                                       ============    ============

                                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                   $     94,074    $    144,212
    Accrued compensation                                                    121,097         135,996
    Other accrued liabilities                                               183,462         207,854
    Other current liabilities                                                 4,224           9,960
                                                                       ------------    ------------
              Total current liabilities                                     402,857         498,022
                                                                       ------------    ------------
LONG-TERM LIABILITIES:
       Other long-term liabilities                                              223           2,335
                                                                       ------------    ------------
              Total long-term liabilities                                       223           2,335

COMMITMENTS AND CONTINGENCIES (Notes 1 and 3)

SHAREHOLDERS' EQUITY:
    Preferred stock, no par value, 10,000,000 shares authorized,
       no shares outstanding                                                   --              --
    Common stock, no par value, 100,000,000 shares authorized,
       5,383,507 and 5,383,507 shares outstanding, respectively          16,941,317      16,941,317
    Warrants to purchase common stock                                       290,400         290,400
    Accumulated deficit                                                 (13,131,771)    (12,303,335)
                                                                       ------------    ------------
              Total shareholders' equity                                  4,099,946       4,928,382
                                                                       ------------    ------------
              Total liabilities and shareholders' equity               $  4,503,026    $  5,428,739
                                                                       ============    ============


        The accompanying notes are an integral part of these statements.

                               ELECTROSCOPE, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     For the Three Months
                                                                      Ended September 30,
                                                                  --------------------------
                                                                     1999           1998
                                                                  -----------    -----------
REVENUE, net                                                      $   458,532    $   368,428

COST OF SALES                                                         272,405        244,787
                                                                  -----------    -----------
              Gross profit                                            186,127        123,641
                                                                  -----------    -----------
OPERATING EXPENSES:
    Sales and marketing                                               289,469        330,524
    General and administrative                                        230,722        253,605
    Research and development                                          131,331        138,964
                                                                  -----------    -----------
              Total operating expenses                                651,522        723,093
                                                                  -----------    -----------
INCOME (LOSS) FROM OPERATIONS                                        (465,395)      (599,452)

OTHER INCOME:
    Interest income                                                    15,459         77,339
    Other income (expense)                                             (2,386)        (4,111)
                                                                  -----------    -----------
NET INCOME (LOSS)                                                 $  (452,322)   $  (526,224)
                                                                  ===========    ===========

NET INCOME (LOSS) PER SHARE (Note 2):
    Basic and diluted net income (loss) per common share          $     (0.08)   $     (0.10)
                                                                  ===========    ===========
    Basic and diluted weighted average shares used in computing
       net income (loss) per common share                           5,383,507      5,383,507
                                                                  ===========    ===========



        The accompanying notes are an integral part of these statements.

                               ELECTROSCOPE, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      For the Six Months
                                                                      Ended September 30,
                                                                  --------------------------
                                                                      1999          1998
                                                                  -----------    -----------
REVENUE, net                                                      $   918,454    $   682,306

COST OF SALES                                                         553,452        509,905
                                                                  -----------    -----------
              Gross profit                                            365,002        172,401
                                                                  -----------    -----------
OPERATING EXPENSES:
    Sales and marketing                                               579,250        646,492
    General and administrative                                        417,006        513,837
    Research and development                                          258,691        266,007
                                                                  -----------    -----------
              Total operating expenses                              1,254,947      1,426,336
                                                                  -----------    -----------
INCOME (LOSS) FROM OPERATIONS                                        (889,945)    (1,253,935)

OTHER INCOME:
    Interest income                                                    66,445        156,319
    Other income (expense)                                             (4,936)        (4,477)
                                                                  -----------    -----------
NET INCOME (LOSS)                                                 $  (828,436)   $(1,102,093)
                                                                  ===========    ===========

NET INCOME (LOSS) PER SHARE (Note 2):
    Basic and diluted net income (loss) per common share          $     (0.15)   $     (0.21)
                                                                  ===========    ===========

    Basic and diluted weighted average shares used in computing
       net income (loss) per common share                           5,383,507      5,383,507
                                                                  ===========    ===========



        The accompanying notes are an integral part of these statements.

                               ELECTROSCOPE, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           For the Six Months
                                                                           Ended September 30,
                                                                       --------------------------
                                                                           1999           1998
                                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                  $  (828,436)   $(1,102,093)
    Adjustments to reconcile net income (loss) to net cash
       used in operating activities-
          Depreciation and amortization                                     45,959         89,743
          Amortization of discount                                         (36,106)       (90,452)
          Inventory Reserves                                                35,000           --
          Loss on retirement of assets                                        --           22,633
          Changes in operating assets and liabilities-
              Accounts receivable                                          (58,925)       166,478
              Inventory                                                   (104,111)        47,554
              Accrued Interest and other current assets                     12,633        (13,644)
              Other assets                                                    --           (2,627)
              Accounts payable                                             (50,138)        31,872
              Accrued compensation, accrued and other
                 current liabilities                                       (45,027)       (18,580)
              Customer deposits                                               --           (4,376)
              Other non-current liabilities                                 (2,112)          (884)
                                                                       -----------    -----------
                 Net cash used in operating activities                  (1,031,263)      (874,376)
                                                                       -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of equipment                                                 (84,435)       (29,818)
    Patent costs                                                            (3,981)       (11,694)
    Purchases of short-term investments-net                             (1,058,814)    (4,540,240)
    Sale of short-term investments                                       2,273,692      4,247,000
                                                                       -----------    -----------
                 Net cash provided by (used in) investing activities     1,126,462       (334,752)
                                                                       -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        95,199     (1,209,128)

CASH AND CASH EQUIVALENTS, beginning of period                           1,188,867      2,525,026
                                                                       -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                               $ 1,284,066    $ 1,315,898
                                                                       ===========    ===========


        The accompanying notes are an integral part of these statements.

                               ELECTROSCOPE, INC.

                 NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                   (Unaudited)

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

The Company has incurred losses since its inception and has an accumulated deficit of approximately $13.1 million at September 30, 1999. The Company's operations are subject to certain risks and uncertainties, which include the following: commercial acceptance of the Company's products will have to occur in the marketplace, in significant volumes, before the Company can attain profitable operations; the possibility of continued substantial operating losses and limitations on future capital availability; current and potential competitors with greater financial, technical and marketing resources; the potential impact of a failure to comply with or changes in government regulations; manufacturing being subject to Governmental regulations; dependence on new product development and intellectual property rights; dependence on single source suppliers and sub-contractors; the Company's limited manufacturing experience for large-scale production; potential fluctuations in future quarterly results; uncertainty of future efforts at health care reform; product liability risk and limited insurance coverage against such risk; potential risks associated with the Year 2000 computer software issue; and dependence on key personnel.

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

       Short-term Investments

As required under Statement of Financial Accounts Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115) management determines the appropriate classification of its investments in debt securities at the time of purchase. At September 30, 1999, the Company's short-term investments consist primarily of government and corporate securities that the Company classifies as held-to-maturity.

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

         Inventory

Inventory consists primarily of component parts and raw materials, and is valued at the lower of cost (first-in, first-out basis) or market. Inventory consists of the following:

                                                                            September 30,       March 31,
                                                                                1999              1999
                                                                            -------------       ---------
                  Raw materials                                               $441,372          $393,606
                  Finished goods                                               226,957           170,612
                                                                              --------          --------
                                                                               668,329           564,218
                  Less- Reserve for obsolescence                              (160,000)         (125,000)
                                                                              --------          --------
                                                                              $508,329          $439,218
                                                                              ========          ========


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

       Basic and Diluted Loss per Common Share

Loss per common share and common equivalent share for each period presented is computed using the sum of the weighted average number of shares of common stock outstanding. Fully diluted shares that would result from the exercise of common stock options and warrants would be anti-dilutive and thus are not presented.

(3)    COMMITMENTS AND CONTINGENCIES

The Company is subject to regulation by the United States Food and Drug Administration ("FDA"). The FDA provides regulations governing the manufacture and sale of the Company's products and regularly inspects the Company and other manufacturers to determine their compliance with these regulations. As of September 30, 1999, the Company believes it was in substantial compliance with all known regulations.

Because of seasonal and other factors including the continuing development of the sales force discussed in Item 2, Historical Perspective and Outlook and Results of Operations, the results of operations for the quarter and the six months ended September 30, 1999, should not be taken as an indication of the results of operations for all or any part of the balance of the year.

The Company is moving away from selling directly to hospitals through independent sales representative organizations and towards selling through stocking distributors. This has increased the concentration of accounts receivable in a smaller number of customers since the beginning of this fiscal year.

The accounts receivable balance of $347,413 at September 30, 1999 included the following balances due from five major customers: $60,812 (17.5% of total receivables), $45,188 (13%), $40,249 (11.6%), $23,769 (6.8%) and $23,033 (6.6%).
These distributors are located in various parts of the United States, in exclusive territories. The distributors have been granted extended payment terms for their initial orders and normal payment terms for subsequent orders. The Company believes that amounts outstanding for these five distributors will be collected. The Company's accounts receivable balances are primarily domestic.

 (4)   MANAGEMENT'S REPRESENTATIONS

The condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report to the Securities Exchange Commission, for the fiscal year ended March 31, 1999, filed on Form 10-KSB.

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company recognizes that market awareness and acceptance of the hazards inherent in monopolar electrosurgery and acceptance of the Company's products to address such hazards has been slower to occur than the Company had believed would be the case. The Company has modified its marketing strategies to address the issues of market acceptance of the technology. The Company has also undertaken efforts to broaden the product line offerings beyond the original electronic monitoring product and its accessories. The Company is developing a line of disposable products and intends to explore additional product development and acquisition opportunities from third parties.

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

       Historical Perspective and Outlook

The Company was organized in February 1991. During its first two years, the Company developed the EM-2 Electronic Monitor and adaptive sheaths to work with traditional electrosurgical instruments. During this period, the Company applied for patents with the United States Patent Office and conducted clinical trials. The Company also continued work on its patent applications and formulated development plans for shielded hinged tip and fixed tip electrosurgical instruments. As this development program proceeded it became apparent that the merging of electrical and mechanical engineering skills in the instrument development process for the Company's patented, integrated electrosurgical instruments was more difficult than was expected at first. As a result, the development of the instruments with the Electroshield(R) AEM(R) technology was not completed until 1995. The Company introduced integrated instruments for the Electroshield(R) Monitoring System (EMS) in November 1995.

The installed base of the Company's Electronic Monitors has continued to increase since the introduction of the product in 1994. The Company expects that the sales of electrosurgical instruments and accessories should increase as additional Electronic Monitors are installed. The Company continues to devote resources to increasing market awareness of the inherent hazards of monopolar electrosurgery. There can be no assurance, however, as to the rate of market acceptance of the EMS. Given the system's short history of usage, the Company cannot predict the rate of its electrosurgical instrument sales.

The Company continues to develop the sales force and expand market coverage in the US, along with increased marketing efforts and the introduction of new products with the expectation that these measures will provide the basis for increased revenues and will ultimately lead to profitable operations. Management does not expect that profitable revenue levels will be reached in fiscal year 2000, and there can be no assurance that these measures, or any others that the company may adopt, will result in either increased revenues or profitable operations.

The Company has incurred losses from operations since inception and has an accumulated deficit of $13,131,771 as of September 30, 1999. Due to the need to continue the development and training of a sales and distribution network, the Company believes that it may continue to operate at a net loss for several quarters. The Company believes its results of operations may fluctuate on a quarterly basis as a result of the size and frequency of sales through the sales network and the development of its internal sales force, resulting in increased sales expenses. Such fluctuations may be significant, and may result in the Company operating at a loss in any one period even after a period of profitability.

       RESULTS OF OPERATIONS

For the three months ended September 30, 1999 compared to the three months ended September 30, 1998.

NET REVENUES. Revenues for the three months ended September 30, 1999 were $458,532, compared to $368,428 for the three months ended September 30, 1998, an increase of 25%. The increase is attributable to the Company continuing to develop its sales and marketing efforts, including the signing of new stocking distributors in the US (new stocking distributors placed initial stocking orders of approximately $70,000 compared to $0 in the comparable quarter of the prior year). While there can be no assurance that the arrangement with the stocking distributors will result in recurring business, the Company believes that the distributors will be effective marketing partners in their territories. The contracts with the stocking distributors do not provide a right of return for products sold to the distributors other than for normal warranty related matters. The Company anticipates revenue growth for the fiscal year ended March 31, 2000 ("Fiscal Year 2000"), compared to fiscal year 1999 as the Company's continuing development of an independent sales force and marketing program mature and result in increased market coverage and increased sales. The company also expects to introduce new products during fiscal year 2000, which are expected to contribute to increased revenues. There can be no assurance, however, that the Company's sales and marketing efforts will lead to increased revenues, or that the new products will find adequate market acceptance to generate significant revenues.

GROSS PROFIT. Gross profit for the three months ended September 30, 1999 was $186,127, compared to the three months ended September 30, 1998 gross profit of $123,641, an increase of 51%. Gross profit as a percentage of revenue (Gross Margin) increased to 41% for the three months ended September 30, 1999 from 34% in the three months ended September 30, 1998. The increase in gross profit resulted from the increased volume of sales, which resulted in increased utilization of manufacturing capacity. Gross profit and gross margin can be expected to fluctuate from quarter to quarter, as a result of product sales mix and sales volume. Gross margins, while improved, are expected to be higher at higher levels of production and sales. These higher gross margins are currently not being achieved because of the expenses related to manufacturing capacity, which is currently underutilized and other, generally fixed, manufacturing costs.

SALES AND MARKETING EXPENSES. Sales and marketing expenses for the three months ended September 30, 1999 were $289,469 compared to $330,524 for the three months ended September 30, 1998, a decrease of 12%. The decrease is primarily the result of the shift from independent sales representatives (who were paid commissions on their sales) to stocking distributors (who buy products from the Company at a discount, but who are not paid commissions by the Company).

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three months ended September 30, 1999 were $230,722, compared to $253,605 for the three months ended September 30, 1998, a decrease of 9%. The reduction is due to reduced headcount and the transfer of certain personnel to marketing and customer support functions.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the three months ended September 30, 1999 were $131,331 compared to $138,964 for the three months ended September 30, 1998, a decrease of 6%. The primary contributors to the lower level of spending were reductions in headcount due to completion of some engineering projects, lower levels of inventory consumption required to test and modify products and lower levels of outside services.

       RESULTS OF OPERATIONS

For the six months ended September 30, 1999 compared to the six months ended September 30, 1998.

NET REVENUES. Revenues for the six months ended September 30, 1999 were $918,454, compared to $682,306 for the six months ended September 30, 1998, an increase of 35%. The increase is attributable to the Company continuing to develop its own sales and marketing efforts including the signing of new stocking distributors in the US (new stocking distributors placed initial stocking orders of approximately $150,000 compared to $0 in the comparable six months of the prior year). The Company anticipates revenue growth for fiscal year 2000 compared to fiscal year 1999 as the Company's efforts to develop an independent sales force and marketing program mature and result in increased market coverage and increased sales. The company also expects to introduce new products during fiscal year 2000 that are expected to contribute to increased revenues. There can be no assurance, however, that the Company's sales and marketing efforts will lead to increased revenues, or that the new products will find adequate market acceptance to generate significant revenues.

GROSS PROFIT. Gross profit for the six months ended September 30, 1999 was $365,002, compared to the gross profit of $172,401 for the six months ended September 30, 1998, an increase of 112%. Gross profit as a percentage of revenue (Gross Margin) increased to 40% for the six months ended September 30, 1999 compared to 25% for the six months ended September 30, 1998. The increase in gross profit is the result of increased sales volumes, which more fully utilized manufacturing capacity plus reductions in manufacturing headcount and spending reduction programs. Gross profit and gross margin can be expected to fluctuate from quarter to quarter, as a result of product sales mix and sales volume. Gross margins, while improved, are expected to be higher at higher levels of production and sales. These higher gross margins are currently not being achieved because of the expenses related to manufacturing capacity, which is currently underutilized and other, generally fixed, manufacturing costs.

SALES AND MARKETING EXPENSES. Sales and marketing expenses for the six months ended September 30, 1999 were $579,250 compared to $646,492 for the six months ended September 30, 1998 a decrease of 10%. The decrease is the result of the Company's change from a sales force consisting of direct employees and independent sales representatives (paid only on a commission basis) to one primarily made up of stocking distributors who purchase the Company's products at a discount but who are not paid commissions. Some of the reduced levels of spending were offset by the reassignment of certain personnel from Administration and Operations to marketing and customer support roles. The Company believes that sales and marketing expenses will decrease as a percentage of net revenue with increasing sales volume. There can be no assurance, however, that such decrease will occur.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the six months ended September 30, 1999 were $ 417,006 compared to $513,837 for the six months ended September 30, 1998, a decrease of 19%. The reductions resulted from lower headcount, the reassignment of certain personnel to Marketing and Sales functions, lower costs for Directors fees and lower costs for outside services.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the six months ended September 30, 1999 were $258,691 compared to $266,007 for the six months ended September 30, 1998, a decrease of 3%. The decrease is the result of a decrease in headcount, reflecting the completion of certain engineering projects, a reduction in the utilization of outside consulting services and reduced consumption of inventories and supplies used in testing and modifying products.

       LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its cash requirements principally through sales of Common Stock which approximated $17.3 million through September 30, 1999, and, to a substantially lesser degree, funds provided by sales of the Company's products. Historically, these funds have been used for working capital and general corporate purposes including research and development. The Company may use working capital to build inventories to ensure that orders can be filled in a timely manner, to support the sales efforts of the Company's sales force and to accommodate anticipated growth. While the remaining net proceeds from the Company's initial public offering are currently invested primarily in money market instruments, government and corporate securities, the Company may also use a substantial portion of those net proceeds for the acquisition or development of complementary products or businesses, if such acquisition or development opportunities arise. The Company currently has no understanding, commitment or agreement with respect to any such acquisition or development program.

Capital expenditures historically have been relatively minor, and have consisted of specialized equipment, manufacturing equipment, office equipment and leasehold improvements. The Company anticipates that its cash on hand will be sufficient to fund its operations, working capital and capital requirements for at least the next twelve months. The Company also anticipates that its cash on hand will be sufficient to fund its operations, working capital and capital requirements until it reaches break-even cash flow, but no assurances can be made that this will be the case, or that break-even cash flow will be achieved.

The Company's Common Stock trades on the Over the Counter Bulletin Board.

       INCOME TAXES

Net operating loss carryforwards totaling approximately $12.4 million are available to reduce taxable income as of September 30, 1999. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the year 2006. The Company has not paid income taxes since its inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year, if certain events occur, including changes in ownership interests. The Company has established a valuation allowance for the entire amount of its deferred tax asset since inception due to its history of operating losses.

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

                         (a) The Annual Meeting of the shareholders of the
                             Company was held on August 11, 1999. The purpose of the meeting was to elect Directors for the coming year and to ratify the appointment of Arthur Andersen LLP as independent public accountants for the Company. Results of the voting were:

                             (1) To Elect Directors:

                                    Name                               Votes For        Votes Withheld
                                    ----                               ---------        --------------
                                    Vernon D. Kornelsen                4,548,014          296,972
                                    David W. Newton                    4,548,014          296,972
                                    Roger C. Odell                     4,547,014          297,972

                              (2) To ratify the appointment of Arthur Andersen LLP as independent pubic accountants for the
                              Company:

                                    Votes For:                4,842,586
                                    Votes Against:                  200
                                    Abstain:                      2,200

ITEM 6              -    EXHIBITS AND REPORTS ON FORM 8-K

                         (a)  Exhibits

                              27  - Financial Data Schedule.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Electroscope has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

           Name                                 Title                                            Date
           ----                                 -----                                            ----

    /s/ Karl D. Hawkins                 Chief Financial Officer                             October 27, 1999
----------------------------            (Principal Accounting Officer)
     Karl D. Hawkins

                                  EXHIBIT INDEX

                                                                                 Sequentially
       Exhibit No.                 Description                                   Numbered Page
       -----------                 -----------                                   -------------

          27                 Financial Data Schedule                                  18