Form 10QSB
period 1999-12-31
ELECTROSCOPE INC
filed 2000-01-31
CIK 930775

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1999

              For the transition period from __________ to________

                         Commission file number 0-28604

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

    COMMON STOCK, NO PAR VALUE                       5,383,507 SHARES
    ------------------------------------------------------------------------
              Class                        (outstanding at January 28, 2000)

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

YES           NO    X
    --------     -------

                               ELECTROSCOPE, INC.

                                   FORM 10-QSB

                     FOR THE QUARTER ENDED DECEMBER 31, 1999

                                      INDEX

                                                                                             Page
                                                                                            Number
                                                                                            ------
PART I.   FINANCIAL INFORMATION

   ITEM 1     -    Condensed Interim Financial Statements...............................        3
              -    Condensed Balance Sheets as of December 31,
                      1999 and March 31, 1999...........................................        3
              -    Condensed Statements of Operations for
                      the Three Months Ended December 31, 1999 and 1998.................        4
                   Condensed Statements of Operations for
                      the Nine Months Ended December 31, 1999 and 1998..................        5
              -    Condensed Statements of Cash Flows for
                      the Nine Months Ended December 31, 1999 and 1998..................        6
              -    Notes to Condensed Interim Financial
                      Statements........................................................        7

   ITEM 2     -    Management's Discussion and Analysis
                      of Financial Condition and Results of Operations..................       10

PART II.            OTHER INFORMATION

   ITEM 6     -    Exhibits and Reports on Form 8-K.....................................       15

   SIGNATURE ...........................................................................       16

   EXHIBIT INDEX.........................................................................      17

PART I    FINANCIAL INFORMATION

ITEM 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

                               ELECTROSCOPE, INC.

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                      December 31,       March 31,
                                                                          1999             1999
                                                                     ------------      ------------
                                ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                        $    882,869      $  1,188,867
    Short-term investments, net                                         1,925,857         3,172,792
    Accounts receivable, net of allowance for doubtful
       accounts of $7,000 and $7,500, respectively                        329,158           278,533
    Inventory, net of reserve for obsolescence of $160,000
       and $125,000 respectively                                          549,286           439,218
    Prepaid expenses                                                       46,133            69,112
                                                                     ------------      ------------
              Total current assets                                      3,733,303         5,148,522
                                                                     ------------      ------------
EQUIPMENT, at cost:
    Furniture, fixtures and equipment                                     712,853           600,495
    Less- Accumulated depreciation                                       (525,894)         (455,426)
                                                                     ------------      ------------
              Equipment, net                                              186,959           145,069
                                                                     ------------      ------------
PATENTS, net of accumulated amortization of $21,440 and $17,204,          121,421           121,676
              respectively

OTHER ASSETS                                                               13,472            13,472
                                                                     ------------      ------------
              Total assets                                           $  4,055,155      $  5,428,739
                                                                     ============      ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                 $     87,804      $    144,212
    Accrued compensation                                                  109,380           135,996
    Other accrued liabilities                                             221,697           207,854
    Other current liabilities                                              25,236             9,960
                                                                     ------------      ------------
              Total current liabilities                                   444,117           498,022
                                                                     ------------      ------------
LONG-TERM LIABILITIES:
       Other long-term liabilities                                             --             2,335
                                                                     ------------      ------------
COMMITMENTS AND CONTINGENCIES (Notes 1 and 3)

SHAREHOLDERS' EQUITY:
    Preferred stock, no par value, 10,000,000 shares authorized,
       no shares outstanding                                                   --                --
    Common stock, no par value, 100,000,000 shares authorized,
       5,383,507 and 5,383,507 shares outstanding, respectively        16,941,317        16,941,317
    Warrants to purchase common stock                                     290,400           290,400
    Accumulated deficit                                               (13,620,679)      (12,303,335)
                                                                     ------------      ------------
              Total shareholders' equity                                3,611,038         4,928,382
                                                                     ------------      ------------
              Total liabilities and shareholders' equity             $  4,055,155      $  5,428,739
                                                                     ============      ============

      The accompanying notes are an integral part of these balance sheets.

                               ELECTROSCOPE, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                 For the Three Months
                                                                   Ended December 31,
                                                             ----------------------------
                                                                1999             1998
                                                             -----------      -----------
REVENUE, net                                                 $   572,841      $   405,007

COST OF SALES                                                    346,354          262,134
                                                             -----------      -----------
              Gross profit                                       226,487          142,873
                                                             -----------      -----------
OPERATING EXPENSES:
    Sales and marketing                                          392,878          374,938
    General and administrative                                   218,472          194,621
    Research and development                                     133,244          170,266
                                                             -----------      -----------
              Total operating expenses                           744,594          739,825
                                                             -----------      -----------
INCOME (LOSS) FROM OPERATIONS                                   (518,107)        (596,952)

OTHER INCOME:
    Interest income                                               31,668           73,585
    Other income (expense)                                        (2,468)          (1,203)
                                                             -----------      -----------
NET INCOME (LOSS)                                            $  (488,907)     $  (524,570)
                                                             ===========      ===========

NET INCOME (LOSS) PER SHARE (Note 2):
    Basic and diluted net income (loss) per common share     $     (0.09)     $     (0.10)
                                                             ===========      ===========
    Basic and diluted weighted average shares used in
      computing net income (loss) per common share             5,383,507        5,383,507
                                                             ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                               ELECTROSCOPE, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                         For the Nine Months
                                                                          Ended December 31,
                                                                    ----------------------------
                                                                        1999             1998
                                                                    -----------      -----------
REVENUE, net                                                        $ 1,491,295      $ 1,087,313

COST OF SALES                                                           899,805          772,039
                                                                    -----------      -----------
              Gross profit                                              591,490          315,274
                                                                    -----------      -----------
OPERATING EXPENSES:
    Sales and marketing                                                 972,128        1,021,430
    General and administrative                                          635,478          708,458
    Research and development                                            391,935          436,273
                                                                    -----------      -----------
              Total operating expenses                                1,999,541        2,166,161
                                                                    -----------      -----------
INCOME (LOSS) FROM OPERATIONS                                        (1,408,051)      (1,850,887)

OTHER INCOME:
    Interest income                                                      98,114          229,904
    Other income (expense)                                               (7,407)          (5,683)
                                                                    -----------      -----------
NET INCOME (LOSS)                                                   $(1,317,344)     $(1,626,666)
                                                                    ===========      ===========

NET INCOME (LOSS) PER SHARE (Note 2):
    Basic and diluted net income (loss) per common share            $     (0.24)     $     (0.30)
                                                                    ===========      ===========

    Basic and diluted weighted average shares used in computing
       net income (loss) per common share                             5,383,507        5,383,507
                                                                    ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                               ELECTROSCOPE, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                          For the Nine Months
                                                                           Ended December 31,
                                                                     ----------------------------
                                                                         1999             1998
                                                                     -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                $(1,317,344)     $(1,626,666)
    Adjustments to reconcile net income (loss) to net cash
       used in operating activities-
          Depreciation and amortization                                   74,704          185,110
          Amortization of discount                                       (53,481)        (133,028)
          Inventory Reserves                                              35,000               --
          Changes in operating assets and liabilities-
              Accounts receivable                                        (50,625)          51,453
              Inventory                                                 (145,068)          78,494
              Prepaid expenses and other assets                           22,979          (32,841)
              Accounts payable                                           (56,408)         (31,859)
              Accrued compensation and other current and accrued
                 liabilities                                               2,503          (31,094)
              Customer deposits                                               --           (4,376)
              Other non-current liabilities                               (2,335)          (1,940)
                                                                     -----------      -----------
                 Net cash used in operating activities                (1,490,075)      (1,546,747)
                                                                     -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of equipment                                              (112,358)         (30,014)
    Patent costs                                                          (3,981)         (12,467)
    Purchases of short-term investments, net                          (2,259,335)      (6,564,592)
    Sale of short-term investments                                     3,559,751        6,652,000
                                                                     -----------      -----------
                 Net cash provided by investing activities             1,184,077           44,927
                                                                     -----------      -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                               (305,998)      (1,501,820)

CASH AND CASH EQUIVALENTS, beginning of period                         1,188,867        2,525,026
                                                                     -----------      -----------
CASH AND CASH EQUIVALENTS, end of period                             $   882,869      $ 1,023,206
                                                                     ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                               ELECTROSCOPE, INC.

                 NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

                                DECEMBER 31, 1999
                                   (Unaudited)

(1)  ORGANIZATION AND NATURE OF BUSINESS

Electroscope, Inc. (the "Company") was incorporated as a Colorado corporation on February 1, 1991. The Company designs, develops, manufactures and markets a patented shielded electrosurgical instrument system. The product monitors for stray electrical energy during laparoscopic surgical procedures and deactivates the electrosurgical unit when this energy creates potentially dangerous conditions, thus enhancing patient safety for patients who undergo laparoscopic surgery. The instrument systems are supplied in the most commonly used five-millimeter format and have the protective shielding system fully integrated in their design. The Company also offers adaptive shield products that can be used with most laparoscopic electrosurgical instruments available today.

The Company's sales to date have been made principally in the United States.

The Company has incurred losses since its inception and has an accumulated deficit of approximately $13.6 million at December 31, 1999. The Company's operations are subject to certain risks and uncertainties, which include the following: commercial acceptance of the Company's products will have to occur in the marketplace, in significant volumes, before the Company can attain profitable operations; the possibility of continued substantial operating losses and limitations on future capital availability; current and potential competitors with greater financial, technical and marketing resources; the potential impact of a failure to comply with or changes in government regulations; manufacturing being subject to Governmental regulations; dependence on new product development and intellectual property rights; dependence on single source suppliers and sub-contractors; the Company's limited manufacturing experience for large-scale production; potential fluctuations in future quarterly results; uncertainty of future efforts at health care reform; product liability risk and limited insurance coverage against such risk; and dependence on key personnel.

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

     Short-term Investments

As required under Statement of Financial Accounts Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," ("SFAS 115") management determines the appropriate classification of its investments in debt securities at the time of purchase. At December 31, 1999, the Company's short-term investments consist primarily of government and corporate securities that the Company classifies as held-to-maturity.

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

     Inventory

Inventory consists primarily of component parts and raw materials, and is valued at the lower of cost (first-in, first-out basis) or market. Inventory consists of the following:

                                       December 31,     March 31,
                                           1999           1999
                                       ------------    ---------
     Raw materials                      $ 489,689      $ 393,606
     Finished goods                       219,597        170,612
                                        ---------      ---------
                                          709,286        564,218
     Less- Reserve for obsolescence      (160,000)      (125,000)
                                        ---------      ---------
                                        $ 549,286      $ 439,218
                                        =========      =========


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

     Comprehensive Income

The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") as of April 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For each period presented there are no differences between Net Income (Loss) and Comprehensive Income (Loss).

     Segment Reporting

The Company adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131") in the quarter ended December 31, 1998. SFAS No. 131 established standards for reporting information about the segments of enterprises' business. The adoption of this statement had no impact on the Company's financial statements as there are no material differences between information reported to management and that contained in the financial statements of the Company.

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

Because of seasonal and other factors, including the continuing development of the sales force and initial sales to new stocking distributors, the results of operations for the quarter ended December 31, 1999 should not be taken as indicative of the results of operations for all or any part of the balance of the year.

The Company has recently increased its emphasis on selling through stocking distributors. Selling directly to hospitals through independent sales representative organizations continues successfully in selected regions. This has increased the concentration of accounts receivable in a smaller number of customers since the beginning of this fiscal year.

The accounts receivable balance of $336,158 at December 31, 1999 included the following balances due from six major customers, primarily distributors: $60,184 (18% of total receivables), $48,800 (15%), $26,943 (8%), $24,483 (7%), $19,565
(6%) and $16,585 (5%). These customers are located in various parts of the United States, in exclusive territories. The customers have been granted extended payment terms for their initial orders and normal payment terms for subsequent orders. The Company believes that amounts outstanding for these customers will be collected. The Company's accounts receivable balances are primarily domestic.

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

The Company recognizes that market awareness and acceptance of the hazards inherent in monopolar electrosurgery and acceptance of the Company's products to address such hazards has been slower to occur than the Company had believed would be the case. The Company has modified its marketing strategies to address the issues of market acceptance of the technology. The Company has also undertaken efforts to broaden the product line offerings beyond the original electronic monitoring product and its accessories. The Company has developed disposable scissors products and intends to continue explore additional product development and acquisition opportunities from third parties.

The Company is continuing to develop its sales distribution network in the US, and to expand its effective sales coverage across the entire country. This ongoing process requires continual investments in training the sales personnel of stocking distributors and independent representative organizations to effectively present the Company's product line as well as understanding the nature of the risks inherent in laparoscopic surgery. The Company believes that it has sufficient cash resources on hand to successfully complete the development of the sales force, and that it has attracted and can continue to attract the additional human resources necessary to manage the development of the sales force, the increased marketing efforts, and the general growth of the business. There can be no assurance however, that the Company's efforts in this area will result in increased revenues or the achievement of profitability.

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

     Historical Perspective and Outlook

The Company was organized in February 1991. During its first two years, the Company developed the EM-2 Electronic Monitor and adaptive sheaths to work with traditional electrosurgical instruments. During this period, the Company applied for patents with the United States Patent Office. The Company also continued work on its patent applications and formulated development plans for shielded hinged tip and fixed tip electrosurgical instruments. This development program required the expenditure of significant resources and engaged a combination of electrical and mechanical engineering skills. The first major instrument systems containing AEM(R) technology were introduced in November 1995. Expansion and refinement of the instrument systems has continued with additional introductions up to the present.

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

In its efforts to increase its market presentation and increase revenues the Company continues to develop its distribution network and expand its market coverage in the US, has begun to develop market coverage in Europe and will continue to introduce new products with the expectation that these measures will provide the basis for increased revenues and will ultimately lead to profitable operations. Management does not expect that profitable revenue levels will be reached in fiscal year 2000, and there can be no assurance that these measures, or any others that the company may adopt, will result in either increased revenues or profitable operations.

The Company has incurred losses from operations since inception and has an accumulated deficit of $13,620,679 as of December 31, 1999. Due to the need to continue the development and training of a sales and distribution network, the Company believes that it may continue to operate at a net loss for several quarters. The Company believes its results of operations may fluctuate on a quarterly basis as a result of the size and frequency of sales through the independent sales network and the development of its internal sales force, resulting in increased sales expenses. Such fluctuations may be significant, and may result in the Company operating at a loss in any one period even after a period of profitability.

     RESULTS OF OPERATIONS

For the three months ended December 31, 1999 compared to the three months ended December 31, 1998.

Net revenues. Revenues for the three months ended December 31, 1999 were $572,841 compared to $405,007 for the three months ended December 31, 1998, an increase of 41%. The increase is attributable to the increased sales coverage provided by the stocking distributors and the conversion to AEM by a hospital in the Southeastern United States. The Company's strategy of selling to stocking distributors who in turn resell to hospitals has begun to show positive results. New stocking distributors place initial orders to provide inventory for their sales to hospitals, and these initial orders may be significant (see the discussion of the Results of Operations for the nine months ended December 31, 1999). However, initial stocking orders from new stocking distributors were only approximately $12,000 compared to $70,000 in the comparable quarter of the prior year indicating that the distributor base was becoming increasingly effective in reselling product to hospitals. While there can be no assurance that the arrangements with the stocking distributors will continue to result in recurring business, the Company believes that the distributors will be effective marketing partners in their territories. The contracts with the stocking distributors do not provide a right of return for products sold to the distributors other than for normal warranty related matters and certain demonstration equipment (all sales of such demonstration equipment have been fully reserved). The Company anticipates revenue growth for the fiscal year ended March 31, 2000 ("Fiscal Year 2000"), compared to fiscal year 1999 as the Company's continuing development of its distribution network and marketing programs mature and result in increased market coverage and increased sales. There can be no assurance, however, that the Company's sales and marketing efforts will lead to increased revenues

Gross Profit. Gross profit for the three months ended December 31, 1999 was $226,487 compared to the three months ended December 31, 1998 gross profit of $142,873, an increase of 59%. Gross profit as a percentage of revenue (Gross Margin) increased to 40% for the three months ended December 31, 1999 from 35% in the three months ended December 31, 1998. The increase in gross profit resulted from the increased volume of sales, which resulted in increased utilization of manufacturing capacity. Gross profit and gross margin can be expected to fluctuate from quarter to quarter, as a result of product sales mix and sales volume. Gross margins, while improved, are expected to be higher at higher levels of production and sales. These higher gross margins are currently not being achieved because of the expenses related to manufacturing capacity, which is currently underutilized and other, generally fixed, manufacturing costs.

Sales and marketing expenses. Sales and marketing expenses for the three months ended December 31, 1999 were $392,878 compared to $374,938 for the three months ended December 31, 1998, an increase of 5%. The increase is a result of headcount additions in Sales & Marketing and increased spending on programs designed to increase awareness of the Company's products. In addition, initial sales and marketing efforts were begun in Europe, in anticipation of the Company obtaining the necessary certifications to allow it to sell its products in Europe. These increases were partially offset by the shift from independent sales representatives (who were paid commissions on their sales) to stocking distributors (who buy products from the Company at a discount, but who are not paid commissions by the Company).

General and administrative expenses. General and administrative expenses for the three months ended December 31, 1999 were $218,472 compared to $194,621 for the three months ended December 31, 1998, an increase of 12%. The increase is primarily due to increased spending in preparation for the Company's programs to attain ISO 9001 and CE marking certifications, in preparation for the Company's expected entrance into the European marketplace in fiscal 2001.

Research and development expenses. Research and development expenses for the three months ended December 31, 1999 were $133,244 compared to $170,266 for the three months ended December 31, 1998, a decrease of 22%. The primary contributors to the lower level of spending were reductions in headcount due to completion of some engineering projects, lower levels of inventory consumption required to test and modify products and lower levels of outside services.

     RESULTS OF OPERATIONS

For the nine months ended December 31, 1999 compared to the nine months ended December 31, 1998.

Net revenues. Revenues for the nine months ended December 31, 1999 were $1,491,295 compared to $1,087,313 for the nine months ended December 31, 1998, an increase of 37%. The increase is attributable to the Company continuing to develop its own sales and marketing efforts including the signing of new stocking distributors (new stocking distributors placed initial stocking orders of approximately $170,000 compared to $70,000 in the comparable nine months of the prior year). The Company anticipates revenue growth for fiscal year 2000 compared to fiscal year 1999 as the Company's efforts to develop its distribution network and marketing programs mature and result in increased market coverage and increased sales. There can be no assurance, however, that the Company's sales and marketing efforts will lead to increased revenues.

Gross Profit. Gross profit for the nine months ended December 31, 1999 was $591,490 compared to the gross profit of $315,274 for the nine months ended December 31, 1998, an increase of 88%. Gross profit as a percentage of revenue (Gross Margin) increased to 40% for the nine months ended December 31, 1999 compared to 29% for the nine months ended December 31, 1998. The increase in gross profit is the result of increased sales volumes, which more fully utilized manufacturing capacity plus reductions in manufacturing headcount and spending reduction programs. Gross profit and gross margin can be expected to fluctuate from quarter to quarter, as a result of product sales mix and sales volume. Gross margins, while improved, are expected to be higher at higher levels of production and sales. These higher gross margins are currently not being achieved because of the expenses related to manufacturing capacity, which is currently underutilized and other, generally fixed, manufacturing costs.

Sales and marketing expenses. Sales and marketing expenses for the nine months ended December 31, 1999 were $972,128 compared to $1,021,430 for the nine months ended December 31, 1998 a decrease of 5%. The decrease is the result of the Company's change from a sales force consisting of direct employees and independent sales representatives (paid only on a commission basis) to one primarily made up of stocking distributors who purchase the Company's products at a discount but who are not paid commissions. Some of the reduced levels of spending were offset by the reassignment of certain personnel from Administration and Operations to marketing and customer support roles plus additional spending on programs designed to increase market awareness of the Company's products. The Company believes that sales and marketing expenses will decrease as a percentage of net revenue with increasing sales volume. There can be no assurance, however, that such decrease will occur.

General and administrative expenses. General and administrative expenses for the nine months ended December 31, 1999 were $635,478 compared to $708,458 for the nine months ended December 31, 1998, a decrease of 10%. The reductions resulted from lower headcount, the reassignment of certain personnel to Marketing and Sales functions, elimination of Directors fees and lower costs for outside services.

Research and development expenses. Research and development expenses for the nine months ended December 31, 1999 were $391,935 compared to $436,273 for the nine months ended December 31, 1998, a decrease of 10%. The decrease is the result of a decrease in headcount, reflecting the completion of certain engineering projects, a reduction in the utilization of outside consulting services, reduced consumption of inventories and supplies used in testing and modifying products and the absence of write-offs of certain legal fees incurred in connection with the exploration of a possible patent on a product the Company has decided not to pursue.

     LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its cash requirements principally through sales of Common Stock which approximated $17.2 million through December 31, 1999, and, to a substantially lesser degree, funds provided by sales of the Company's products. Historically, these funds have been used for working capital and general corporate purposes including research and development. The Company may use working capital to build inventories to ensure that orders can be filled in a timely manner, to support the sales efforts of the Company's sales force and to accommodate anticipated growth. While the remaining net proceeds from the Company's initial public offering are currently invested primarily in money market instruments, government and corporate securities, the Company may also use a substantial portion of those net proceeds for the acquisition or development of complementary products or businesses, if such acquisition or development opportunities arise. The Company currently has no understanding, commitment or agreement with respect to any such acquisition or development program.

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

The Company's Common Stock trades on the Over the Counter Bulletin Board.

     INCOME TAXES

Net operating loss carryforwards totaling approximately $12.4 million are available to reduce taxable income as of December 31, 1999. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the year 2006. The Company has not paid income taxes since its inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year, if certain events occur, including changes in ownership interests. The Company has established a valuation allowance for the entire amount of its deferred tax asset since inception due to its history of operating losses.

     YEAR 2000

Computer programs that rely on two-digit date codes to perform computations and decision-making functions may cause computer systems to malfunction due to an inability of such programs to interpret the date code "00" as the year 2000. Products manufactured by the Company do not incorporate any computer programs that rely on two-digit date codes. The cost to replace hardware and computer software used by the Company that was not Year 2000 compliant did not exceed $10,000.

The Company has experienced no problems caused by the failure of its computer systems to accurately recognize the year 2000. The Company has not been informed of any such problems experienced by its vendors or its customers, nor by any of the municipal agencies that provide services to the Company.

Nevertheless, it is too soon to conclude that there will not be any problems arising from the Year 2000 problem, particularly at some of the Company's vendors. The Company will continue to monitor its significant vendors of goods and services with respect to Year 2000 problems they may encounter as those issues may effect the Company's ability to continue operations, or might adversely affect the Company's financial position, results of operations and cash flows. The Company does not believe at this time that these potential problems will materially impact the ability of the Company to continue its operations, however, no assurance can be given that this will be the case.

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

     ITEM 3 - Not Applicable

     ITEM 4 - Not Applicable

     ITEM 5 - Not Applicable

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits

                   27  - Financial Data Schedule.

              (b) The Registrant did not file any reports on Form 8-K during the quarter ended December 31, 1999.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Electroscope has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          Name                          Title                          Date
-----------------------      ------------------------------      ----------------


  /s/ David W. Newton        Acting Chief Executive Officer      January 28, 2000
-----------------------
      David W. Newton

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