Form 10KSB
period 2000-03-31
ELECTROSCOPE INC
filed 2000-06-29
CIK 930775

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                    For the fiscal year ended March 31, 2000

                           Commission File No. 0-28604
                                               -------


                               ELECTROSCOPE, INC.
                             ---------------------
               (Exact name of Issuer as specified in its charter)

           COLORADO                                       84-1162056
      ------------------------------------------------------------------
        (State or other jurisdiction of       (I.R.S. Identification Number)
     incorporation or organization)


     4828 STERLING DRIVE, BOULDER, COLORADO                     80301
     ------------------------------------------------------------------
     (Address of principal executive offices)                (Zip Code)

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer had total revenues of $2,002,119 for its fiscal year ended March 31, 2000.

As of June 1, 2000 assuming as a market value the price of $1.19 per share (the last sales price of the Issuer's Common Stock on the NASDAQ Over the Counter Bulletin Board) the aggregate market value of shares held by non-affiliates was $2,578,595.

As of June 1, 2000 the Issuer had outstanding 5,383,507 shares of Common Stock, no par value.

Documents Incorporated by Reference: Definitive Proxy Statement for the 2000 Annual Shareholders' meeting to be filed with the Commission and incorporated by reference as described in Part III and certain exhibits contained in Registration Statement #333-4118-D declared effective with the SEC on June 25, 1996. The 2000 Proxy Statement will be filed within 120 days after the end of the fiscal year ended March 31, 2000.

This Form 10-K consists of 37 pages.

                                     PART I

ITEM 1.  BUSINESS.

READERS OF THIS FORM 10-KSB ARE ENCOURAGED TO READ THIS SECTION ON BUSINESS IN CONNECTION WITH THE SECTION ENTITLED "RISK FACTORS WHICH MAY AFFECT FUTURE PERFORMANCE".

THE COMPANY

     Electroscope, Inc. ("Company") was founded in 1991 to address product opportunities created by the increase in minimally invasive surgery ("MIS"). Our specific focus is on laparoscopy, the most common type of MIS procedure, and the widespread preference for electrosurgery devices in these procedures.

     During laparoscopic surgical procedures, the surgeon operates from outside the patient's body, introducing cameras and instruments through small access ports to perform the surgical intervention. MIS has proven to greatly enhance the patient's post-operative course of recovery and is now the preferred surgical approach in over 50% of abdominal surgeries.

     The market opportunity was created by the surgeons' continued demand for monopolar electrosurgery tools, which they have preferred using in "open" procedures, combined with certain inherent risks of this technology in MIS. The risk of "unintended" electrosurgical burns to the patient in laparoscopic monopolar electrosurgery has been well documented.

     The Company's approach to the market opportunity was to design and develop a laparoscopic instrument system that helps to prevent unintended electrosurgical burns. The Company's patented AEM(R) Laparoscopic Instrument System provides the surgeon with the tissue effects they demand while helping to prevent stray electrical energy which can cause unintended and unseen tissue injury. The AEM Instruments incorporate active electrode monitoring technology to dynamically and continuously monitor the flow of electrosurgical current, thereby helping to prevent patient injury. With the AEM System, surgeons are able to perform a broad range of electrosurgical procedures more safely and efficaciously than is possible using conventional laparoscopic instruments.

THE PROBLEM: STRAY ELECTRICAL ENERGY

     Electrosurgical technology is a valuable and popular resource for the surgeon. Since its introduction in the 1930s it has continually evolved and today is utilized in over 75% of all surgeries.

     The primary form of electrosurgery, "monopolar" electrosurgery, is a standard tool for General Surgeons throughout the world. In monopolar electrosurgery, the surgeon uses an instrument (typically scissors, spatula blades or grasper/dissectors) to deliver electrical current to patient tissue. This "active electrode" provides the surgeon the ability to cut, coagulate or ablate tissue as needed during the surgery. With the advent of MIS procedures, General Surgeons have maintained their preference for using monopolar electrosurgery as their primary tool for hemostatic incision, excision and ablation.

     Unfortunately, the micro-camera system used in laparoscopy limits the surgical field-of-view. Ninety percent of the active electrode may be outside the surgeon's field-of-view at any given time during the surgery. Since stray electrical energy can occur at any point along the shaft of the instrument, the potential for burns occurring to tissue outside the surgeon's field-of-view is of great concern. Such burns to non-targeted tissue are dangerous as they are likely to go unrecognized and may lead to complications, such as perforation or infection of adjacent tissues or organs, and this can cause a cascade of adverse events. Reports indicate that this situation has even resulted in fatalities.

     In many cases, the surgeon cannot detect stray electrical burns at the time of the procedure. The resulting complication usually presents itself three to seven days later in the form of a severe infection, which often results in a return to the hospital and a difficult course of recovery.

     Stray electrosurgical energy can result from two primary causes -- insulation failure and capacitive coupling. Instrument insulation failure is a common occurrence in laparoscopy. All conventional active electrodes for laparoscopy are designed with the same basic construction -- a single conductive element and an outer insulation coating. Unfortunately, this insulation can fail during the natural course of normal use during surgery. It is also possible for instrument insulation to become flawed during the cleaning and sterilization process. This common insulation failure can allow electrical currents to "leak" from the active electrode to unintended and unseen tissue with potentially serious results.

     Capacitive coupling is another way stray energy can cause unintended burns during laparoscopy. Capacitive coupling is an electrical phenomenon that occurs when current is induced from the active electrode to nearby tissue despite intact instrument insulation. This potential for capacitive coupling is present in all laparoscopic surgeries that utilize monopolar electrosurgery devices and is likely to occur outside the surgeon's field-of-view.

     Insulation failure and capacitive coupling are the primary cause of stray electrosurgical burns in laparoscopy and are the two events over which the operative team has traditionally had little, if any, control.

THE SOLUTION:   THE AEM LAPAROSCOPIC INSTRUMENT SYSTEM

     Active electrode monitoring eliminates the risk of stray electrical energy caused by insulation failure and capacitive coupling and thus helps to prevent unintended internal burns to the patient.

     AEM Laparoscopic Instruments have a patented, multi-layered design with a built-in "shield", much like the third-wire ground in standard electrical cords. The shield in these instruments is referenced back to a "monitor" at the Electrosurgical Generator. In the event of a harmful level of stray electrical energy, the monitor shuts down the power at the source, ensuring patient safety. For instance, if instrument insulation failure should occur, the AEM system, while continually monitoring the instrument, immediately shuts down the electrosurgical generator, turning off the electrical current and alerting the surgical staff. The AEM system protects against capacitive coupling by providing a neutral return path for any "capacitively coupled" electrical current. Capacitively coupled energy is continually drained away from the instrument and away from the patient through the protective shield built into the AEM instrument.

     The AEM system is an innovative solution to stray electrosurgical burns in laparoscopy designed to be transparent to the surgeon. It directs electrosurgical energy where it is needed, while continuously monitoring the current flow to prevent stray electrical energy from insulation failure or capacitive coupling.

     The AEM system consists of shielded 5mm AEM instruments and an AEM monitor. The AEM instruments are designed to function identically to the conventional 5mm instruments that the surgeon is familiar with, but with the added benefit of patient safety. The Company's entire line of laparoscopic instruments have the integrated AEM design and includes the full breadth of instruments that are common in laparoscopy today. The AEM monitor is compatible with most electrosurgical generators. Thus, implementation of the AEM Laparoscopic Instrument system requires no change in surgical technique or operating room staff protocols. Active electrode monitoring provides enhanced patient safety, requires no change in surgeon technique and is cost effective.

     The Company continues to develop new products that will expand the AEM product line. These new AEM product initiatives will take advantage of the Company's expertise in MIS procedures and the needs of the surgeons who perform those procedures. This includes the expansion into MIS endoscopic procedures beyond laparoscopy.

THE MARKET

     In the 1990s, surgeons began widespread use of minimally-invasive surgical techniques. The benefits of MIS are substantial and include reduced trauma for the patient, reduced hospital stay, shorter recovery time and lower medical costs.

     With the improvements in the micro-camera and in the variety of available instruments, Laparoscopic Surgery became very popular among General and Gynecologic Surgeons. Laparoscopy now accounts for the majority of MIS procedures and accounts for a large percentage of all surgical procedures performed in the United States.

     There are over 2.3 million laparoscopic procedures performed annually in the US and this number is rising at a rate of 2-3% per year. (Market statistics from Medical Data International)

     By the year 2010, total laparoscopic procedures in the US are projected to exceed 3 million. The market outside the US is rising at a higher rate than the domestic market and is estimated to equal the domestic market in procedure volume. This surgical category - Laparoscopic Surgery -- is the primary market for the Company's technology.

     The market for Laparoscopic Instrumentation is currently estimated to be over $1 billion annually in the US. Of that market, $200 million annually is in Laparoscopic Hand Instruments: scissors, graspers, dissectors, forceps and other surgical hand instruments of various designs to perform a variety of tissue effects.

     Of the market for Laparoscopic Hand Instruments, over 75% are designed for electrosurgical utility. The resulting market for Laparoscopic Electrosurgical Instruments is estimated to exceed $150 million annually in the US alone. International revenue is estimated to be equal to the US market. The total worldwide market would then represent $300 million annually.

     Of that worldwide market, 80% is comprised of "monopolar" electrosurgical instruments. This annual market of $240 million -- Laparoscopic Monopolar Electrosurgical Instruments -- is the market the Company is addressing with AEM Laparoscopic Instruments. The Company's proprietary AEM product line replaces the standard monopolar electrosurgical laparoscopic instrumentation commonly used today.

     In addition, there is an $18 million US market in Laparoscopic Instrument Refurbishment of which the vast majority is for repairing flaws in the instrument insulation. This insulation refurbishment market is unnecessary with the advent of the AEM instruments. Hospitals currently spending on instrument "re-coating" will be spared this activity and cost when converting to the AEM system.

     Active electrode monitoring is emerging as a 'Standard of Care'. This technology has recently been cited in publications representing all the communities involved in laparoscopic surgery: Surgeons, Nurses, Biomeds, Medicolegal professionals, Risk Managers and even other manufacturers of electrosurgical devices. This includes the recent recognition as an AORN RECOMMENDED PRACTICE by the Association of Operating Room Nurses.

     The Company aims to further develop the market, continuing to educate healthcare professionals about the benefits of active electrode monitoring to prevent stray energy burns. The Company continues to optimize the Field Sales force to reach the decision makers who purchase laparoscopic electrosurgical equipment.

HISTORICAL PERSPECTIVE

     The Company was organized in February 1991 and in the first two years developed the AEM system and protective sheaths to adapt to traditional electrosurgical instruments. During this period, the Company applied for patents with the United States Patent Office and conducted product trials.

     As the Company evolved, it was clear that the active electrode monitoring technology needed to be integrated into the standard laparoscopic instrument design. As the development program proceeded, it also became apparent that the merging of electrical and mechanical engineering skills in the instrument development process for the Company's patented, integrated electrosurgical instruments was more complex than expected. As a result, instruments with integrated AEM technology were not completed until many years later. It was not until FY 2000 that a sufficiently broad AEM instrument line was introduced to provide the operating rooms with a Standard of Care -- AEM instruments for all of their electrified monopolar instrumentation in laparoscopic surgery. Prior to offering the full breadth of laparoscopic instrumentation, it was difficult for hospitals to commit to converting to the AEM solution, as there were not adequate comparable surgical instrument options to match what the surgeon demanded.

     With the broad array of AEM instruments now available, the surgeon has a full choice of instrument options and does not have to change surgical technique. The hospital can now universally convert, thus providing all of their laparoscopic patients the highest level of safety.

SALES AND MARKETING OVERVIEW

     It is the Company's belief that AEM technology should be the Standard of Care in laparoscopic surgery worldwide.

     The Company continues to expand and optimize the distribution network that is made up of Company employees, independent sales representative organizations and stocking distributors. Together this network provides market presence throughout the United States (U.S.). In addition, the Company has begun to develop a distribution network outside the U.S. The Company believes that such measures, along with the culmination of the breadth of clinical endorsements behind the AEM technology and the recent introduction of new AEM products will provide the basis for increased revenues and will ultimately lead to profitable operations. However, these measures, or any others that the Company may adopt, may not result in either increased revenues or profitable operations.

     In some instances customers have recognized the patient safety risks inherent in monopolar electrosurgery and readily accepted the AEM System as the way to eliminate those risks. In other instances, the Company has found selling the concept behind the AEM System more difficult. This is due to several factors, including the necessity to make surgeons, perioperative nurses and hospital risk managers aware of the potential for unintended electrical burns (which exists when conventional instruments are used during laparoscopic monopolar electrosurgery) and the increased medicolegal exposure that results. Additionally, the Company has to contend with the overall lack of single purchasing points in the industry (both surgeons and hospitals have to be in substantial agreement as to the benefits of the AEM System), and the consequent need to make multiple sales calls on those personnel with the authority to commit to hospital expenditures. Other challenges include the fact that many hospitals have contractual agreements with manufacturers of competing surgical instruments which makes selling the Company's products more difficult.

     All of the above issues have been lessened, however, in light of recent clinical recommendations concerning active electrode monitoring, most notably the fact that active electrode monitoring has been declared an AORN RECOMMENDED PRACTICE for Endoscopic MIS by the Association of Operating Room Nurses. The Company's marketing efforts are focused toward capitalizing on the substantial independent endorsements for the technology from sources in every community involved with the surgery. These third-party endorsements of active electrode monitoring advocate utilizing this technology for advancing patient safety in laparoscopy.

     To cost-effectively expand market coverage, the Company has contracted with and trained a network of independent distributors (each with several sales representatives) across the U.S. The Company believes that this network has experience selling into the hospital operating room environment and offers the Company the best opportunity to broaden acceptance of its product line and generate increased revenues. Supplementing efforts to broaden market acceptance in the United States, the Company has contracted with independent distributors in Australia, Canada and elsewhere to market the Company's products internationally. While the Company believes that this sales organization will result in additional and increasing revenues, these efforts by the Company may not be successful in generating such additional revenues.

     The Company is pursuing CE marking to allow launching into the European marketplace and anticipates receiving this certification by mid-fiscal year. CE is an abbreviation of the phrase Conformite Europeene indicating that a manufacturer has conformed to all of the obligations imposed by European health, safety and environmental legislation. CE certification opens up incremental markets where the Company previously could not sell its product.

RESEARCH & DEVELOPMENT

     The Company employs full-time engineers and uses independent contractors from time to time in its research and product development efforts. This group is exploring ways to broaden the product line that the Company can offer to its sales force. The Company is continually expanding the AEM product line to satisfy the evolving needs of surgeons. For AEM technology to fully become Standard of Care, the Company must satisfy the surgeons' preferred instrument styles with integrated AEM technology. This commitment includes expanding the styles of electrosurgical instruments available for MIS applications so that the conversion to AEM technology is transparent to the surgeon and would not require a change in their current techniques. The Company believes that as MIS techniques are applied to additional types of surgery, there will be a need to develop AEM instruments capable of performing such surgeries. As this happens, the Company believes the medical community will expect that all surgical equipment using monopolar electrical energy should be shielded and actively monitored to make it safe. Future research and development efforts will address such opportunities.

     The Company plans to introduce additional products from time to time and this includes both disposable and reusable products. The Company recognizes that there are opportunities for new product development beyond those that the Company can pursue internally. The Company intends to be active in exploring such opportunities to broaden the scope of products offered by the Company's sales force. The Company's financial condition will effect the timing and commitment for new product R&D initiatives, especially those outside the AEM and laparoscopic focus.

MANUFACTURING, REGULATORY AFFAIRS AND QUALITY ASSURANCE

     The Company engages in various manufacturing and assembly activities at its facility in Boulder, Colorado. These operations include manufacturing and assembly of the AEM Laparoscopic Instrument System as well as fabrication, assembly and test operations for instruments and accessories. The Company also has relationships with a number of outside suppliers which provide primary sub-assemblies in addition to various electronic and sheet metal components, machined and molded parts used in the Company's products. The Company has made plans for the production, assembly and test operations required for the new products that the Company plans to introduce in fiscal year 2001. The plans include both optimizing internal operations and outsourcing various preliminary steps in the production process.

     The Company believes that the use of both internal and external manufacturing capabilities allows for increased flexibility in meeting its customer delivery requirements, and significantly reduces the need for investment in specialized or expensive capital equipment. The Company has developed multiple sources of supply where possible and will continue to do so as the Company expands its product offerings. The relationship between the Company and its suppliers is generally limited to individual purchase order agreements supplemented, as appropriate, by contractual relationships to ensure the availability and low cost of certain products.

     All components, materials and subassemblies used in the Company's products, whether produced in-house or obtained from others, are inspected to ensure compliance with Company specifications. Company personnel subject all finished products to quality assurance and performance testing procedures. As discussed under the section on Government Regulation, the Company is subject to the rules and regulations of the United States Food and Drug Administration ("FDA"). At March 31, 2000, the operations staff consisted of five people and the regulatory affairs and quality assurance staff consisted of three people.

     The Company's leased facility of 11,455 square feet contains approximately 6,500 square feet of manufacturing, regulatory affairs and quality assurance space. The facility is designed to comply with the Quality System Regulation ("QSR") as specified in published FDA regulations. As noted below (Government Regulation), in the latest inspection by the FDA (November, 1998), the Company's facility has been found to be "...in substantial compliance with the Quality System Regulation...".


PATENTS, PATENT APPLICATIONS AND PROPRIETARY RIGHTS

     The Company's technical progress depends to a significant degree on its ability to maintain patent protection for products and processes, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company's policy is to attempt to protect its technology by, among other things, filing patent applications for technology that it considers important to the development of its business. The Company was granted a United States patent having 42 claims on May 17, 1994. This patent relates to the basic shielding and monitoring technologies that the Company now incorporates in its AEM products. The Company was granted United States Patents on January 7, 1997 and June 23, 1998, relating to specific implementations of shielding and monitoring in instruments. Additional United States patent applications are pending, one relating to the incorporation of the shielding and monitoring technologies in various other instrument configurations. Foreign patent applications relating to the basic shielding and monitoring technologies have been issued in Australia, Canada, Japan and are pending in several European countries. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. Even with the patents held by the Company, others might copy the Company's technology or otherwise be able to incorporate the technology in their products.

     The Company requires its employees to execute non-disclosure agreements upon commencement of employment with the Company. These agreements generally provide that all confidential information developed or made known to the individual by the Company during the course of the individual's employment with the Company is the Company's property and is to be kept confidential and not disclosed to third parties.

COMPETITION

READERS OF THIS FORM 10-KSB ARE ENCOURAGED TO READ THIS SECTION ON COMPETITION IN CONNECTION WITH THE SECTION ENTITLED "RISK FACTORS WHICH MAY AFFECT FUTURE PERFORMANCE".

     The electrosurgical products market is intensely competitive and tends to be dominated by a relatively small group of large and well-financed companies. The Company competes directly for customers with those companies that currently make conventional electrosurgical instruments. Larger competitors include US Surgical Corporation (a Division of Tyco) and Ethicon Endo-Surgery (a Division of Johnson & Johnson). While the Company knows of no competitor (including those referred to above) that can provide an absolute, continuous solution to stray energy, the manufacturers of conventional (non-monitored, non-shielded) instruments will resist any loss of market share resulting from the presence of the Company's products in the market.

     The Company also believes that manufacturers of products based upon technology that are alternatives to monopolar electrosurgery are competitors of the Company; these technologies include Bipolar electrosurgery, laser surgery and the harmonic scalpel. Leading manufacturers include Everest Medical Corporation (bipolar electrosurgery), Coherent (laser surgery) and the Ethicon Endo-Surgery (harmonic scalpel).

     The Company believes that monopolar electrosurgery offers substantial competitive advantages over the alternative technologies that are available. However, the risk exists that these alternative technologies may gain greater market share and new competitive techniques may be developed and introduced.

     As mentioned in the Marketing and Sales discussion, the competitive issues involved in selling the Company's AEM product line do not primarily revolve around a comparison of cost or features, but rather involve generating an awareness of the inherent hazards of monopolar electrosurgery and the potential for injury to the patient. This involves selling concepts, rather than just a product, which results in a longer sales cycle and higher sales costs. Recent clinical recommendations concerning active electrode monitoring technology have greatly enhanced the clinical credibility of the

AEM System. However, the Company's efforts to increase market awareness of this technology may not be successful, and the Company's competitors may develop alternative strategies to counter the Company's marketing efforts.

     The Company's constrained liquidity position puts it at a competitive disadvantage. Many of the Company's competitors and potential competitors have widely accepted products and significantly greater financial, technical, product development, marketing and other resources than the Company. The Company may not be able to compete successfully against current and future competitors and competitive pressures faced by the Company may materially adversely affect its business, operating results and financial condition.

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

     If a manufacturer or distributor of medical devices can establish that a proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or to a Class III medical device for which the FDA has not required a Pre-Market Approval application, the manufacturer or distributor may seek FDA marketing clearance for the device by filing a 510(k) pre-market notification. Following submission of the 510(k) notification, the manufacturer or distributor may not place the device into commercial distribution in the United States until an order has been issued by the FDA. The FDA's target for issuing such orders is within 90 days of submission, but the process can take significantly longer. The order may declare the FDA's determination that the device is "substantially equivalent" to another legally marketed device and allow the proposed device to be marketed in the United States. The FDA may, however, determine that the proposed device is not substantially equivalent or may require further information, such as additional test data, before making a determination regarding substantial equivalence. Any adverse determination or request for additional information could delay market introduction and have a materially adverse effect on the Company's continued operations. The Company has received 510(k) notification for its EM2 model AEM monitor, the monopolar MIS electrosurgical instruments with AEM technology, and its Electroshield(R) Monitoring System, all of which are designated as Class II medical devices.

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

     The FDA regulates the Company's quality control and manufacturing procedures by requiring the Company and its contract manufacturers to demonstrate compliance with the QSR as specified in published FDA regulations. The FDA requires manufacturers to register with the FDA, which subjects them to periodic FDA inspections of manufacturing facilities. If violations of applicable regulations are noted during FDA inspections of the Company's manufacturing facilities or the facilities of its contract manufacturers, the continued marketing of the Company's products may be adversely affected. Such regulations are subject to change and depend heavily on administrative interpretations. In November 1998, the FDA conducted a Quality System Regulation Inspection of the Company's facilities, with no regulatory follow-up indicated. The Company believes it has the internal resources and processes in place to be reasonably assured that it is in compliance with all applicable regulations regarding the manufacture and sale of medical devices. However, if the Company were found not to be in compliance with the QSR, such findings could result in a material adverse impact on the Company's financial condition, results of operations and cash flows.

     Sales of medical devices outside of the United States are subject to United States export requirements and foreign regulatory requirements. Legal restrictions on the sale of imported medical devices vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval and the requirements may differ. Entry into the European Economic Area market also requires prior certification of the Company's quality system and product documentation. The Company has obtained a Certificate of Export from the United States Department of Health and Human Services that states that the Company has been found to be "...in substantial compliance with Good Manufacturing Practices..." based on the most recent inspection. However a specific foreign country in which the Company wishes to sell its products may not accept or continue to accept the Export Certificate.

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

EMPLOYEES

     As of March 31, 2000, the Company employed 24 individuals, 8 of which are engaged directly in research, development and regulatory activities, 5 in manufacturing/operations, 7 in marketing and sales and 4 in administrative positions. None of the Company's employees are covered by a collective bargaining agreement, and the Company considers its relations with its employees to be good. All employees are employed in an "at will" relationship.

ITEM 2.  PROPERTIES.

     The Company leases 11,455 square feet of office and manufacturing space at 4828 Sterling Drive, Boulder, Colorado 80301. This lease expires on October 31, 2001.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not involved in any legal proceedings, nor is it aware of any pending legal proceedings. The Company may become involved in litigation in the future in the normal course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a shareholder vote during the fourth quarter of the fiscal year ended March 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded in the Over The Counter Bulletin Board under the symbol ESCP.OB. The quotations presented below reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The following table sets forth for the periods indicated, the high and low closing sale prices for the Common Stock:

                                                        HIGH                 LOW
--------------------------------------------------------------------------------
FISCAL YEAR ENDED MARCH 31, 1999
  First Quarter through June 30, 1998                      1.81            1.00
  Second Quarter through September 30, 1998                1.25            0.50
  Third Quarter through December 31, 1998                  0.66            0.45
  Fourth Quarter through March 31, 1999                    0.56            0.22

FISCAL YEAR ENDED MARCH 31, 2000
  First Quarter through June 30, 1999                      0.53            0.31
  Second Quarter through September 30, 1999                0.44            0.25
  Third Quarter through December 31, 1999                  0.59            0.34
  Fourth Quarter through March 31, 2000                    1.56            0.53

     As of March 31, 2000, there were approximately 167 holders of record of the Common Stock. This number does not reflect stockholders who beneficially own Common Stock held in nominee or street name, which as of June 1, 2000, approximated 570 stockholders.

DIVIDEND POLICY

     The Company has not paid cash dividends in the past and does not intend to pay cash dividends in the foreseeable future. The Company presently intends to retain any cash generated from operations in the future for use in its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The Company manufactures and markets a line of proprietary electrosurgical products that are designed to provide greater effectivity and safety to patients who undergo minimally invasive electrosurgery ("MIS"). The Company believes that its patented active electrode monitoring system offers surgeons significant advantages compared to conventional electrosurgical systems because of its ability to continually and dynamically monitor for stray electrical energy during MIS procedures. Stray electrical energy has been shown to cause unintended burns that may result in hospitalization or death. The Company has received four FDA Form 510(k) notifications for its products and has obtained patent protection for its products' core shielding and monitoring features

         The Company recognizes that market awareness and acceptance of the hazards inherent in monopolar electrosurgery has been somewhat slow to occur. The Company has modified its marketing strategies to address the issues of market acceptance of the technology, and has undertaken efforts to broaden the product line offerings beyond the original AEM products and accessories.

HISTORICAL PERSPECTIVE

         After the Company was organized in February 1991 and in its first two years the Company developed the AEM system and adaptive protective sheaths to work with traditional electrosurgical instruments. During this period, the Company applied for patents with the United States Patent Office and conducted product trials.

         As the Company evolved it was clear that the AEM technology needed to be integrated into the standard laparoscopic instrument design. As the development program proceeded it became apparent that the merging of electrical and mechanical engineering in the development process for the Company's patented, integrated electrosurgical instruments was more complex than expected. As a result, the development of the instruments with integrated AEM technology was not completed until many years later. It was not until FY 2000 that a sufficiently broad AEM instrument line was introduced to provide the operating rooms with a Standard of Care -- AEM instruments for all of their electrified monopolar instrumentation in laparoscopic surgery. Prior to offering the full breadth of laparoscopic instrumentation it was difficult for hospitals to commit to converting to the AEM solution, as there were not adequate comparable surgical instrument options to match what the surgeon demanded.

         With the broad array of AEM instruments now available, the surgeon has a full choice of instrument options and does not have to change surgical technique. The hospital can now universally convert to AEM instruments, thus providing all of their laparoscopic patients the highest level of safety.

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

INSTALLED BASE OF MONITORING EQUIPMENT: The Company believes that the installed base of AEM monitors has the potential for increasing as the inherent risks associated with monopolar laparoscopic surgery become more widely acknowledged and as the network of independent sales representatives become more adept at selling the AEM system to their customers. The Company expects that the continual sales of electrosurgical instruments and accessories should increase as additional AEM monitors are installed. The Company believes that the measures taken to increase the number of quality sales representatives carrying the AEM product line, along with increased marketing efforts and the introduction of new products, may provide the basis for increased revenues and may ultimately lead to profitable operations. However these measures, or any others that the Company may adopt, may not result in either increased revenues or profitable operations.

PROBABILITY OF CONTINUED OPERATING LOSSES: The Company has incurred losses from operations since inception and has an accumulated deficit of $14,269,649 as of March 31, 2000. Due to the ongoing need to develop, optimize and train the sales distribution network and the need to increase revenues to a level adequate to cover fixed manufacturing costs, the Company believes that it may continue to operate at a net loss for several quarters.

REVENUE GROWTH: The Company expects to introduce additional new products in fiscal year 2001 which are expected to contribute to increased revenues in fiscal 2001 and beyond. The Company expects to generate increased revenues in the U.S. from sales to stocking distributors and to new hospital customers as the independent network of representatives becomes more proficient with the product and expands the installed base of AEM systems. The Company also believes that the visibility and credibility of the clinical endorsements behind the AEM technology will contribute to increased revenues in FY 2001.

The Company also expects to increase the volume of product sold internationally. The Company plans to attain EN 46001 certification (Medical Device Implementation of ISO 9001) in early FY 2001 and plans to qualify its products for CE mark status (demonstrating compliance with the European Medical Device Directive) which will allow the Company to market its products in Europe.

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

RESEARCH AND DEVELOPMENT EXPENSES: New additions to the AEM product line are planned for introduction in Fiscal Year 2001. Research and development expenses are expected to increase modestly in to support the Company's development of new AEM products, further expanding the instrument options for the surgeon.

LIQUIDITY AND CAPITAL RESOURCES: As of March 31, 2000, the Company had $2,173,953 in cash and cash equivalents and short-term investments available to fund future operations.

RISK FACTORS WHICH MAY AFFECT FUTURE PERFORMANCE:

       Among the factors that could cause future results to be materially different from expectations are:

UNCERTAINTY OF MARKET ACCEPTANCE: The Company's success is dependent upon acceptance of its products by the medical community as reliable, safe and cost-effective for use in minimally invasive surgical ("MIS") procedures, as well as the recognition that current practices may not be entirely safe. The Company is unable to predict how quickly or how broadly its products will be accepted by the medical community, or if accepted, the number of MIS procedures that will be performed using the Company's products. Achieving market acceptance will require the Company to continue to educate the marketplace about the potential hazards involved in the use of existing electrosurgical products during MIS procedures and the expected benefits associated with the use of the Company's products. It may also require additional data to be accepted by the medical community as evidence of the occurrence of such hazards. The Company may not be successful in educating the marketplace about its products and available data concerning these hazards may not create a demand by hospitals and surgeons for the Company's products. The Company's future financial viability will depend in large part on the extent to which the Company's products and enhancements are accepted by the market in commercially viable quantities during Fiscal Year 2001. If the Company's products do not achieve market acceptance in these quantities during Fiscal Year 2001, the Company's business viability, financial condition, operating results and cash flows will be materially adversely affected. This risk is heightened by the Company's diminishing sources of liquidity.

ABILITY TO INCREASE REVENUES: The Company's attempts to develop and train a network of independent sales representatives in the U.S. and to expand its international distribution efforts may take longer than expected, may not be as successful as the Company anticipates and, due to the nature of the independent selling organizations in the U.S., may result in considerable amounts of retraining effort as the organizations change their product lines and their personnel. The Company may not be able to obtain full coverage of the U.S. by independent sales representatives and stocking distributors as quickly as it currently anticipates. The Company may also encounter more difficulties than anticipated in developing its international presence, due to regulatory issues and its ability to successfully manage international operations.

HISTORY OF OPERATING LOSSES AND CAPITAL AVAILABILITY: The Company was formed in 1991, and has incurred losses since its inception in excess of $14 million. The Company has primarily financed its research, development, and operational activities with sales of common stock.

At March 31, 2000, the Company had $2,173,953 in Cash and Cash Equivalents and Short Term Investments available to fund future operations. The Company believes it has sufficient cash available and budget controls to fund operations through fiscal year 2001, however, at that time, if sales have not significantly increased with a corresponding decrease in net loss, the Company's liquid assets would be substantially diminished, which could result in substantial decrease in all areas of the Company's activities.

COMPETITION: The electrosurgical products market is intensely competitive. While the Company knows of no other Company that markets electrosurgical products that incorporate active electrode monitoring for stray electrical energy, it can be expected that the manufacturers of unshielded electrosurgical instruments will resist any loss of market share that might result from the presence of the Company's shielded products in the market. The Company also believes that manufacturers of products that are based upon surgical techniques that are alternatives to monopolar electrosurgery are competitors of the Company. These techniques include bipolar electrosurgery and laser surgery. The alternative techniques may gain greater market share and new competitive techniques may be developed and introduced. Many of the Company's competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources than the Company. Many of the Company's competitors also currently have, or may develop or acquire substantial installed customer bases in the medical products market and have significantly greater market recognition. As a result of these factors, the Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than the Company. It is possible that new competitors or new alliances among competitors may emerge and rapidly acquire significant market share. The Company may not be able to compete successfully against current and future competitors and competitive pressures faced by the Company may materially adversely affect its financial position, results of operations and cash flows. The Company's constrained financial resources may hinder its ability to respond to competitive threats.

DEPENDENCE ON NEW PRODUCT DEVELOPMENT: The Company's future success and financial performance will depend in part on the Company's ability to meet the increasingly sophisticated needs of customers through the timely development and successful introduction of product upgrades, enhancements and new products. Such upgrades, enhancements and new products are subject to significant technical risks. The medical device market is subject to rapid technological change, resulting in frequent new product introductions and enhancements of existing products, as well as the risk of product obsolescence. While the Company is currently developing new products and enhancing its existing product lines, the Company may not be successful in completing the development of such new products or enhancements. In addition, to be competitive, the Company must also respond effectively to technological changes by continuing to enhance its existing products to incorporate emerging or evolving standards. The Company may not be successful in developing and marketing product enhancements or new products that respond to technological changes or evolving industry standards. The Company may experience difficulties that could delay or prevent the successful development, introduction and marketing of those products, and its new products and product enhancements may not adequately meet the requirements of the marketplace and achieve commercially viable levels of market acceptance. If any potential new products, upgrades, or enhancements are delayed, or if any potential new products, upgrades, or enhancements experience quality problems or do not achieve such market acceptance, the Company's financial position, results of operations and cash flows would be materially adversely effected.

POTENTIAL NEGATIVE IMPACT OF CHANGES IN OR FAILURE TO COMPLY WITH GOVERNMENT
REGULATIONS: The Company's research, manufacturing, marketing and distribution of its products in the United States and other countries are subject to extensive regulation by numerous governmental authorities including, but not limited to, the Food and Drug Administration ("FDA"). The FDA administers the Federal Food, Drug and Cosmetic Act (the "FDC Act"). Under the FDC Act, medical devices must receive FDA clearance through the Section 510(k) pre-market notification process or through the more lengthy pre-market approval ("PMA") process before they can be sold in the United States. The Company has received four 510(k) notifications covering its products. The process of obtaining FDA and other required regulatory approvals is lengthy, has required, and will continue to require the expenditure of substantial resources. There can be no assurance that the Company will be able to continue to obtain the necessary approvals. As an important part of its strategy, the Company also intends to pursue commercialization of its products in international markets. The Company's products are subject to regulations that vary from country to country. The process of obtaining foreign regulatory approvals in certain countries can be lengthy and require the expenditure of substantial resources. The Company may not be able to obtain necessary regulatory approvals or clearances on a timely basis or at all, and delays in receipt of or failure to receive such approvals or clearances, or failure to comply with existing or future regulatory requirements, might cause the Company to miss market opportunities, and would have a material adverse effect on the Company's financial position, results of operations and cash flows.

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

DEPENDENCE ON PATENTS, PATENT APPLICATION AND PROPRIETARY RIGHTS: The Company's success depends, and will continue to depend in part, on its ability to maintain patent protection for its products and processes, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company has three issued US patents on several technologies embodied in its AEM System and related accessories and has applied for additional US patents. In addition, the Company has three issued foreign patents and one foreign patent application pending. The validity and breadth of claims coverage in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. The Company's current patents may not provide a competitive advantage, the pending applications may not result in patents being issued, and competitors of the Company may design around any patents issued to the Company. Furthermore, the Company's non-disclosure agreements and invention assignment agreements may not protect its proprietary information and know-how or provide adequate remedies for the Company in the event of unauthorized use or disclosure of such information, and others may be able to develop independently such information. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, to defend the Company against claimed infringement of the rights of others or to determine the ownership, scope or validity of the proprietary rights of the Company and others. Any such claims may require the Company to incur substantial litigation expenses and to divert substantial time and effort of management personnel. An adverse determination in litigation involving the proprietary rights of others could subject the Company to significant liabilities to third parties, could require the Company to seek licenses from third parties, and could prevent the Company from manufacturing, selling or using its products. The occurrence of such litigation or the effect on the Company's business of such litigation may materially adversely affect the Company's financial position, results of operations and cash flows.

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

POTENTIAL FLUCTUATIONS IN FUTURE QUARTERLY RESULTS: The Company expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend upon a number of factors, many of which are outside the Company's control. These factors include the extent to which the Company's Active Electrode Monitoring system and related accessories gain market acceptance; investments by the Company in marketing, sales, research and development and administrative personnel necessary to support the Company's anticipated growth; the ability of the Company to expand its market share; and, general economic conditions.

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

DEPENDENCE ON KEY PERSONNEL: The Company is highly dependent on a limited number of key management personnel, particularly its President & Chief Executive Officer James A. Bowman. The loss of key personnel to death, disability or termination, or the inability to hire and retain qualified personnel, could have a material adverse effect on the Company's financial position, results of operations and cash flows.

RESULTS OF OPERATIONS

NET REVENUES. Revenues for the fiscal year ended March 31, 2000 ("FY 00") were $2,002,119, an increase of 28% from the fiscal year ended March 31, 1999 ("FY 99"). The increase in FY 00 revenue is attributable to the Company continuing to expand its product offering and improve its sales and marketing efforts.

Revenues for the fiscal year ended March 31, 1999 ("FY 99") were $1,568,428, an increase of 19% from the fiscal year ended March 31, 1998 ("FY 98"). The increase in FY 99 revenue is attributable to the Company continuing to develop its own sales and marketing efforts, plus the introduction of new products mid-way through FY 98, which were available for all of FY 99.

GROSS PROFIT. Gross profit in FY 00 was $721,196, which resulted in a gross margin of 36% of revenue. This was an improvement of $274,466 from FY 99 gross profit. The increase was primarily the result of increased unit sales, resulting in increased utilization of fixed manufacturing overhead and reduced headcount.

Gross profit in FY 99 was $446,730, which resulted in a gross margin of 28.5% of revenue. This was an improvement of $349,157, from FY 98 gross profit. The increase was primarily the result of increased revenues, resulting in increased utilization of fixed manufacturing overhead, reduced headcount and lower charges for inventory reserves.

SALES AND MARKETING EXPENSES. Sales and marketing expenses were $1,404,213 in FY 00, an increase of 1% from FY 99. The increase was a result of expanded marketing programs and initiatives, offset by the cost benefits of more effective expense planning and controls.

Sales and marketing expenses were $1,393,719 in FY 99, a decrease of 24% from FY
98. The decrease was a result of lower spending on marketing programs, reduced headcount and a change from direct sales employees, who were paid salaries and commissions, and were reimbursed for travel and other expenses to a primarily commission only sales force.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $820,918 in FY 00, a decrease of 12% from FY 99. The reduction was a result of reduced headcount and improved expense controls.

General and administrative expenses were $933,642 in FY 99, a decrease of 22% from FY 98. The reduction was a result of reduced headcount and improved expense controls.

RESEARCH AND DEVELOPMENT. Research and development expenses were $578,744 in FY 00, a decrease of 1% from FY 99. This reflects a reduced number of development projects.

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

NET LOSS. Net Loss in FY 00 decreased by $213,044 (10%) compared to FY 99 primarily due to improved gross margins and lower levels of operating expenses.

Net Loss in FY 99 decreased $1,015,374 (32%) compared to FY 98 due to improved gross margins and reduced operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

To date, operating funds have been provided primarily by sales of Common Stock and Warrants to purchase Common Stock, which totaled approximately $17,300,000 through March 31, 2000, and, to a lesser degree, funds provided by sales of the Company's products. The Company used $2,028,466 of cash in its operations in FY 00, $1,922,165 in FY 99, and $3,769,642, in FY 98, which relate primarily to the funding of the Company's annual net losses.

As of March 31, 2000, the Company had $2,173,953 in cash and cash equivalents and short-term investments available to fund future operations. Working capital was $2,598,689 at March 31, 2000 compared to $4,650,500 at March 31, 1999.

During fiscal year 2000, the Company instituted a cost containment program for its operations as well as reduced its employee head count to conserve its cash resources. The Company has also fully implemented its marketing and sales plan to maintain a certain number of key sales representatives and entered into exclusive agreements with stocking distributors and independent sales representatives to sell the Company's products. These efforts are expected to result in increased sales revenues for fiscal year 2001 and reduced operating expenses. With increased sales in fiscal year 2001, the Company is expecting an increase in the gross profit margin that will ultimately reduce the overall net loss incurred from operations and conserve the Company's cash resources.

The fiscal year 2001 budget anticipates the use of approximately $1.2 million in cash and cash equivalents on sales of approximately $2.5 million. This forecast assumes that the Company's gross profit margin will increase from approximately 30% to 50% by the end of the fiscal year with an overall 45% gross profit margin on sales revenues.

The Company used $2,028,466 of cash in its operations in fiscal year 2000 on sales of $2,002,119, used $1,922,165 of cash in its operations in fiscal year 1999 on sales of $1,568,428, and used $3,769,642 of cash in its operations in fiscal year 1998 on sales of $1,315,915. These amounts of cash used in operations may or may not be indicative of the expected cash to be used in operations in fiscal year 2001.

It is uncertain if the Company will be able to meet the operational and financial requirements of the proposed fiscal year 2001 budget and limit the use of cash and cash equivalents to approximately $1.2 million out of the approximately available $2.2 million. The Company can not predict the expected revenues, gross profit margin, net loss and usage of cash and cash equivalents for fiscal year 2001.

If the Company is able to manage the business operations in line with the budget expectations, the Company believes that its cash resources will be sufficient to fund its operations for at least the next twelve months. If the Company is unable to manage the business operations in line with the budget expectations, it could have a material adverse effect on the Company's business viability, financial position, results of operations and cash flows. However, if the Company is not successful by the end of fiscal year 2001 in becoming cash flow break even, additional capital resources will be required to maintain ongoing operations.

The Company has not yet pursued the possibility of obtaining additional financing to fund its future operations. It is uncertain that the Company will be able to obtain additional funding through a private placement of its common stock or loans from financial institutions or other third parties. If additional capital is unavailable, it could have a material adverse effect on the Company's business viability, financial position, results of operations and cash flows. As a result of the above factors, the report of independent public accountants which accompany the Fiscal Year 2000 Financial Statements expresses substantial doubt regarding the Company's ability to continue as a going concern.

The Company's Plans in FY 2001: In February, 2000 the Company appointed James A. Bowman as President & CEO and implemented an expense reduction program to take effect by the start of the new fiscal year, April 1, 2000. The expense constraints were implemented across all of the Company's operations and resulted in a 21% reduction in headcount and 20% reduction in the operating expense budget compared to FY 2000. These budget constraints resulted in an expense structure appropriate with the ongoing sales achievements while still allowing the Company to move forward with a progressive plan in the marketplace.

To lay a foundation for future growth within the constraints of the Company's financial resources, during FY 2000 the Company focused on: expansion of its product line, expansion of independent clinical endorsements of the Company's technology and an improved sales infrastructure. Progress in these critical areas resulted in early indications of success with a revenue increase and expense reduction from FY 1999.

PRODUCT LINE EXPANSIONS - The Company believes that its strategy of incorporating AEM technology into the standard laparoscopic instrument styles ensures that surgeons do not have to change their operative techniques. This strategy advanced forward in late-FY 2000 with new AEM product line extensions. These new products filled holes in the product line that were very important to the General and Gynecologic Surgeons.

Management believes that the AEM Laparoscopic Instrument line now, for the first time, includes a full array of instrument styles to meet the surgeons' demands and allows them to implement AEM technology without changing their surgical techniques or operating room protocols.

SALES INFRASTRUCTURE IMPROVEMENTS - In early FY 2000 the Company recognized the need to improve its sales network of independent distributors by developing relationships with distributors who represent synergistic products and whose primary focus is Electrosurgery & MIS. This network was substantially overhauled during FY 2000 and those new representatives are now trained and active in the field. The Company believes that having the sales infrastructure efficiently active for the entire FY 2001 will allow the Company the best opportunity for sales growth. With the improved network of Independent Distributors, the Company has also hired an experienced team of Regional Sales Managers to manage, motivate, educate and direct the individual distributor sales representatives. These new business managers were hired in mid-FY 2000 to focus on optimizing the sales function in the field, to accelerate the sales accomplishments and maximize revenue growth.

CLINICAL ENDORSEMENTS - FY 2000 represented the culmination of a series of independent clinical endorsements of the Company's proprietary technology. With its recent recognition as an AORN RECOMMENDED PRACTICE (by the Association of Operating Room Nurses) the Company's technology is now recommended by sources representing all groups involved with minimally-invasive surgery: Surgeons, Nurses, Biomed Engineers, Medicolegal professionals and other electrosurgery device manufacturers.

The Company believes that gaining broad clinical endorsements is a demonstrated and successful process for surgical technology to traditionally advance in the marketplace. From a concern or problem in surgery, the medical device industry develops a technological solution and this solution evolves to gain the breadth of endorsements. Once this occurs the technology is then employed by the hospital to benefit the patient, surgeon and operating room staff. Management believes that AEM technology is following the same path as previous revolutions in electrosurgery. As with "Isolated" ESU generators in the 1970s and with "REM" technology in the 1980s, AEM technology is receiving the broad clinical endorsements that drove previous new technology to market acceptance.

The Company believes the unique performance of the AEM technology and its breadth of clinical endorsements provides an opportunity for market growth. Management feels that the market visibility and awareness of the AEM technology and its independent surgical endorsements was substantially improved in late FY 2000 and that this will benefit the sales efforts in FY 2001.

In addition to the above, the Company has been informed that CE accreditation is expected in mid-fiscal year 2001 and this allows the Company to launch into new markets in Europe. The market for the Company's products internationally represents incremental sales opportunities during FY 2001.

Management believes that the Company heads into FY 2001 having achieved improvements in expense controls, sales infrastructure, product line expansion and the clinical credibility of its technology. Management's focus and commitment in FY 2001 is to maintain expense controls while optimizing sales execution in the field, developing widespread market awareness of the technology and expanding into the International market.

INCOME TAXES

         As of March 31, 2000, net operating loss carryforwards totaling approximately $14,300,000 are available to reduce taxable income. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the year 2011. The Company has not paid income taxes since its inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year, if certain events occur, including changes in ownership interests. The Company has established a valuation allowance for the entire amount of its deferred tax asset since inception due to its history of operating losses.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------  --------------------------------------------

         The following financial statements are included in this Report:

                                                                            PAGE
                                                                            ----

         Report of Independent Public Accountants........................    F-1

         Consolidated Balance Sheets as of March 31, 2000 and 1999.......    F-2

         Consolidated Statements of Operations for the fiscal
         years ended March 31, 2000, 1999 and 1998.......................    F-3

         Consolidated Statements of Shareholders' Equity for

         the fiscal years ended March 31, 2000, 1999 and 1998............    F-4

         Consolidated Statements of Cash Flows for the fiscal years
         ended March 31, 2000, 1999 and 1998.............................    F-5

         Notes to Consolidated Financial Statements......................    F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Electroscope, Inc.:


We have audited the accompanying balance sheets of ELECTROSCOPE, INC. (a Colorado corporation) as of March 31, 2000 and 1999, and the related statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electroscope, Inc. as of March 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three fiscal years in the period ended March 31, 2000, are in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations since inception and its operations have been financed primarily through issuance of equity. The Company's liquidity has substantially diminished because of such continuing operating losses and the Company may be required to seek additional capital to continue operations. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Denver, Colorado,                                            ARTHUR ANDERSEN LLP
   May 7, 2000.

                               ELECTROSCOPE, INC.
                               ------------------

                                 BALANCE SHEETS
                                 --------------

                                                                                                    MARCH 31,
                                                                                          ---------------------------
                                ASSETS                                                       2000             1999
                                ------                                                    ----------       ----------
CURRENT ASSETS:
    Cash and cash equivalents                                                              $ 446,473       $ 1,188,867
    Short-term investments, net of discount of $9,226 (2000) and $12,258
     (1999)                                                                                1,727,480         3,172,792
    Accounts receivable, net of allowance for doubtful
       accounts of $7,000 (2000) and $7,500 (1999)                                           286,027           278,533
Inventory, net of reserve for obsolescence of $145,000 (2000)
       and $125,000 (1999)                                                                   594,514           439,218
    Prepaid expenses                                                                          22,180            69,112
                                                                                       -------------     -------------
              Total current assets                                                         3,076,674         5,148,522
                                                                                       -------------     -------------
PROPERTY AND EQUIPMENT, at cost:
    Furniture, fixtures and equipment                                                        745,527           600,495
    Less- Accumulated depreciation                                                          (565,769)         (455,426)
                                                                                       -------------     -------------
              Property and equipment, net                                                    179,758           145,069
                                                                                       -------------     -------------

PATENTS,  net of accumulated amortization of $22,852 (2000)                                  121,507           121,676
          and $17,204 (1999)

OTHER ASSETS                                                                                  13,472            13,472
                                                                                       -------------     -------------
              Total assets                                                               $ 3,391,411        $5,428,739
                                                                                       ==============    =============

                            LIABILITIES AND SHAREHOLDERS' EQUITY
                            ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                                                       $ 179,967         $ 144,212
    Accrued compensation                                                                      82,530           135,996
    Accrued liabilities                                                                      205,388           207,854
    Other current liabilities                                                                 10,100             9,960
                                                                                       -------------     -------------
              Total current liabilities                                                      477,985           498,022
                                                                                       -------------     -------------
LONG-TERM LIABILITIES:
    Other long-term liabilities                                                                    -             2,335
                                                                                       -------------     -------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, no par value, 10,000,000 shares
       authorized, no shares outstanding                                                           -                 -
    Common stock, no par value, 100,000,000 shares authorized,
       5,383,507 (2000) and 5,383,507 (1999) shares outstanding                           16,941,317        16,941,317
    Warrants for common stock                                                                290,400           290,400
    Accumulated other comprehensive loss                                                     (48,642)          -
    Accumulated deficit                                                                  (14,269,649)      (12,303,335)
                                                                                       -------------     -------------
              Total shareholders' equity                                                   2,913,426         4,928,382
                                                                                       -------------     -------------
              Total liabilities and shareholders' equity                                 $ 3,391,411       $ 5,428,739
                                                                                       ==============    =============

The accompanying notes to financial statements are an integral part of these balance sheets.

                               ELECTROSCOPE, INC.
                               ------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                                                        For The Fiscal Year Ended March 31,
                                                                               ----------------------------------------------------
                                                                                   2000               1999               1998
                                                                               -------------    --------------      ---------------
REVENUE, NET                                                                      $2,002,119        $1,568,428          $1,315,915

COST OF SALES                                                                      1,280,923         1,121,698           1,218,342
                                                                               -------------     -------------       -------------
         Gross profit (loss)                                                         721,196           446,730              97,573
                                                                               -------------     -------------       -------------
OPERATING EXPENSES:
         Sales and marketing                                                       1,404,213         1,393,719           1,834,806
         General and administrative                                                  820,918           933,642           1,200,572
         Research and development                                                    578,744           581,659             652,298
                                                                               -------------     -------------       -------------
         Total operating expenses                                                  2,803,875         2,909,020           3,687,676
                                                                               -------------     -------------       -------------
INCOME (LOSS) FROM OPERATIONS                                                    (2,082,679)       (2,462,290)         (3,590,103)

OTHER INCOME (EXPENSE):
         Interest income                                                             126,274           291,467             413,252
         Other income (expense)                                                      (9,909)           (8,535)            (17,881)
                                                                               -------------     -------------       -------------
NET INCOME (LOSS)                                                               $(1,966,314)      $(2,179,358)        $(3,194,732)
                                                                               =============     =============       =============
NET INCOME (LOSS) PER SHARE
         Basic and diluted net income (loss) per common
            share                                                               $     (0.37)      $     (0.40)        $     (0.59)
                                                                               =============     =============       =============
         Basic and diluted weighted average shares used
            in computing net income (loss) per common share                        5,383,507        5,383,507            5,377,493
                                                                               =============     =============       =============

The accompanying notes to financial statements are an integral part of these statements.

                               ELECTROSCOPE, INC.
                               ------------------

                        STATEMENTS OF SHAREHOLDERS'EQUITY
                        ---------------------------------

            FOR THE FISCAL YEARS ENDED MARCH 31, 2000, 1999 AND 1998
            --------------------------------------------------------

                                                                                       Accumulated
                                                                                          Other
                                                                                      Comprehensive
                                                 Shares        Amount      Warrants    Income (Loss)      Deficit         Total
                                              ----------    ------------  ----------  --------------   -------------   -------------
BALANCES, March 31, 1997                       5,389,986    $ 16,997,282     $290,40     $      -     $ (6,929,245)   $ 10,358,437

  Repurchase of shares from former officer       (59,701)       (156,715)          -            -                -        (156,715)
  Issuance of common stock in lieu of
     cash as a hiring bonus in May 1997           22,222          40,000           -            -                -          40,000
  Issuance of common stock in lieu of
     cash payment to vendor                       15,000          33,750           -            -                -          33,750
  Issuance of common stock to directors
     as compensation for services                 16,000          27,000           -            -                -          27,000
  Net income (loss)                                    -               -           -            -       (3,194,732)     (3,194,732)
                                              ----------    ------------    --------     --------     ------------    ------------
BALANCES, March 31, 1998                       5,383,507      16,941,317     290,400            -      (10,123,977)      7,107,740

  Net income (loss)                                    -               -           -            -       (2,179,358)     (2,179,358)
                                              ----------    ------------    --------     --------     ------------    ------------
BALANCES, March 31, 1999                       5,383,507      16,941,317     290,400            -      (12,303,335)      4,928,382

  Short-term investment valuation                      -               -           -      (48,642)               -          (48,642)
  Net income (loss)                                    -               -           -            -       (1,966,314)      (1,966,314)
                                              ----------    ------------    --------     --------     ------------    ------------
BALANCES, March 31, 2000                       5,383,507    $ 16,941,317    $290,400     $(48,642)    $(14,269,649)   $  2,913,426
                                              ==========    ============    ========     ========     ============    ============

The accompanying notes to financial statements are an integral part of these statements.

                               ELECTROSCOPE, INC.
                               ------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                                        For The Fiscal Year Ended March 31
                                                                                 --------------------------------------------------
                                                                                    2000              1999               1998
                                                                                 -------------     -------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                             $(1,966,314)     $(2,179,358)      $(3,194,732)
    Adjustments to reconcile net income (loss) to net
       cash used in operating activities-
          Depreciation and amortization                                               145,604          226,862           187,586
          Amortization of discount, net                                               (69,526)        (150,274)         (199,692)
          Common stock issued in lieu of cash                                               -                -           100,750
          Inventory reserve                                                            20,000          (15,000)           37,404
          Changes in operating assets and liabilities-
              Accounts receivable                                                      (7,494)          42,617          (165,704)
              Inventory                                                              (175,296)         118,788           (58,714)
              Prepaid expenses and other                                               46,932           (7,875)           47,518
              Accounts payable                                                         35,755           44,782          (228,252)
              Accrued compensation and accrued
                 liabilities                                                          (55,932)           1,344          (267,697)
              Customer deposits                                                        -                (4,376)          (15,847)
              Other liabilities                                                        (2,195)             325           (12,262)
                                                                               --------------   --------------     -------------
                 Net cash used in operating activities                             (2,028,466)      (1,922,165)       (3,769,642)
                                                                               --------------   --------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of short-term investments, net of discounts                           (3,318,552)      (7,852,359)       (4,813,473)
    Sale of short-term investments                                                  4,784,748        8,500,084        10,969,999
    Capital expenditures                                                             (174,645)         (46,501)         (181,223)
    Patent costs                                                                       (5,479)         (15,218)          (50,935)
                                                                               --------------   --------------     -------------
                 Net cash provided by
                    investing activities                                            1,286,072          586,006         5,924,368
                                                                               --------------   --------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repurchase of Common Stock                                                             -                 -          (156,715)
                                                                               --------------   --------------     -------------
                 Net cash used in
                    financing activities                                                   -                 -          (156,715)
                                                                               --------------   --------------     -------------
NET (DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS                                                                 (742,394)      (1,336,159)        1,998,011

CASH AND CASH EQUIVALENTS,
    beginning of period                                                             1,188,867        2,525,026           527,015
                                                                               --------------   --------------     -------------
CASH AND CASH EQUIVALENTS, end of period                                            $ 446,473     $  1,188,867       $ 2,525,026
                                                                               ==============   ==============     =============

The accompanying notes to financial statements are an integral part of these statements.

                               ELECTROSCOPE, INC.
                               ------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

(1)    ORGANIZATION AND NATURE OF BUSINESS

Electroscope, Inc. (the "Company") was incorporated as a Colorado corporation on February 1, 1991. The Company designs, develops, manufactures and markets patented electrosurgical instruments, which are designed to provide greater safety to patients who undergo minimally-invasive surgery. The products can be used with most electrosurgical generator systems available today in the U.S. It has developed and is marketing its own line of integrated, shielded five-millimeter electrosurgical instruments that incorporate the Company's proprietary technology. These products monitor for stray electrical energy during laparoscopy and deactivate the electrosurgical unit when this energy is detected under potentially dangerous conditions. The Company's sales to date have been made principally in the U.S.

The Company has incurred losses since its inception and has an accumulated deficit of $14,269,649 at March 31, 2000 and its operations have been financed primarily through issuance of equity. The Company's liquidity has substantially diminished because of such continuing operating losses and the Company may be required to seek additional capital to continue operations.

The Company's operations are subject to certain risks and uncertainties, including that commercial acceptance of the Company's products will have to occur in the marketplace before the Company can attain profitable operations and that continued operating losses and use of cash resources will continue during fiscal year 2001 which will significantly impact the Company's ongoing operations and business viability.

As of March 31, 2000, the Company had $2,173,953 in cash and cash equivalents and short-term investments available to fund future operations.

During fiscal year 2000, the Company instituted a cost containment program for its operations as well as reduced its employee head count to conserve its cash resources. The Company has also fully implemented its marketing and sales plan to maintain a certain number of key sales representatives and entered into exclusive agreements with stocking distributors and independent sales representatives to sell the Company's products. These efforts are expected to result in increased sales revenues for fiscal year 2001 and reduced operating expenses. With increased sales in fiscal year 2001, the Company is expecting an increase in the gross profit margin that will ultimately reduce the overall net loss incurred from operations and conserve the Company's cash resources.

The fiscal year 2001 budget anticipates the use of approximately $1.2 million in cash and cash equivalents on sales of approximately $2.5 million. This forecast assumes that the Company's gross profit margin will increase from approximately 30% to 50% by the end of the fiscal year with an overall 45% gross profit margin on sales revenues.

It is uncertain if the Company will be able to meet the operational and financial requirements of the proposed fiscal year 2001 budget and limit its use of cash and cash equivalents to approximately $1.2 million out of the approximately available $2.2 million. The Company can not predict the expected revenues, gross profit margin, net loss and usage of cash and cash equivalents for fiscal year 2001.

If the Company is able to manage the business operations in line with the budget expectations, the Company believes that its cash resources will be sufficient to fund its operations for at least the next twelve months. If the Company is unable to manage the business operations in line with the budget expectations, it could have a material adverse effect on the Company's business viability, financial position, results of operations and cash flows. If the Company is not successful by the end of fiscal year 2001 in becoming cash flow break even additional capital resources will be required to maintain ongoing operations.

The Company's Plans in FY 2001: In February, 2000 the Company appointed James A. Bowman as President & CEO and implemented an expense reduction program to take effect by the start of the new fiscal year, April 1, 2000. The expense constraints were implemented across all of the Company's operations and resulted in a 21% reduction in headcount and 20% reduction in the operating expense budget compared to FY 2000. These budget constraints resulted in an expense structure appropriate with the ongoing sales achievements while still allowing the Company to move forward with a progressive plan in the marketplace.

To lay a foundation for future growth within the constraints of the Company's financial resources, during FY 2000 the Company focused on: expansion of its product line, expansion of independent clinical endorsements of the Company's technology and an improved sales infrastructure. Progress in these critical areas resulted in early indications of success with a revenue increase and expense reduction from FY 1999.

PRODUCT LINE EXPANSIONS - The Company believes that its strategy of incorporating AEM technology into the standard laparoscopic instrument styles ensures that surgeons do not have to change their operative techniques. This strategy advanced forward in late-FY 2000 with new AEM product line extensions. These new products filled holes in the product line that were very important to the General and Gynecologic Surgeons.

Management believes that the AEM Laparoscopic Instrument line now, for the first time, includes a full array of instrument styles to meet the surgeons' demands and allows them to implement AEM technology without changing their surgical techniques or operating room protocols.

SALES INFRASTRUCTURE IMPROVEMENTS - In early FY 2000 the Company recognized the need to improve its sales network of independent distributors by developing relationships with distributors who represent synergistic products and whose primary focus is Electrosurgery & MIS. This network was substantially overhauled during FY 2000 and those new representatives are now trained and active in the field. The Company believes that having the sales infrastructure efficiently active for the entire FY 2001 will allow the Company the best opportunity for sales growth. With the improved network of Independent Distributors, the Company has also hired an experienced team of Regional Sales Managers to manage, motivate, educate and direct the individual distributor sales representatives. These new business managers were hired in mid-FY 2000 to focus on optimizing the sales function in the field, to accelerate the sales accomplishments and maximize revenue growth.

CLINICAL ENDORSEMENTS - FY 2000 represented the culmination of a series of independent clinical endorsements of the Company's proprietary technology. With its recent recognition as an AORN RECOMMENDED PRACTICE (by the Association of Operating Room Nurses) the Company's technology is now recommended by sources representing all groups involved with minimally-invasive surgery: Surgeons, Nurses, Biomed Engineers, Medicolegal professionals and other electrosurgery device manufacturers.

The Company believes that gaining broad clinical endorsements is a demonstrated and successful process for surgical technology to traditionally advance in the marketplace. From a concern or problem in surgery, the medical device industry develops a technological solution and this solution evolves to gain the breadth of endorsements. Once this occurs the technology is then employed by the hospital to benefit the patient, surgeon and operating room staff. Management believes that AEM technology is following the same path as previous revolutions in electrosurgery. As with "Isolated" ESU generators in the 1970s and with "REM" technology in the 1980s, AEM technology is receiving the broad clinical endorsements that drove previous new technology to market acceptance.

The Company believes the unique performance of the AEM technology and its breadth of clinical endorsements provides an opportunity for market growth. Management feels that the market visibility and awareness of the AEM technology and its independent surgical endorsements was substantially improved in late FY 2000 and that this will benefit the sales efforts in FY 2001.

In addition to the above, the Company has been informed that CE accreditation is expected in mid-fiscal year 2001 and this allows the Company to launch into new markets in Europe. The market for the Company's products internationally represents incremental sales opportunities during FY 2001.

Management believes that the Company heads into FY 2001 having achieved improvements in expense controls, sales infrastructure, product line expansion and the clinical credibility of its technology. Management's focus and commitment in FY 2001 is to maintain expense controls while optimizing sales execution in the field, developing widespread market awareness of the technology and expanding into the International market.

 (2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
       ------------------------------------------

       Use of Estimates in the Preparation of Financial Statements
       -----------------------------------------------------------

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

       Cash and Cash Equivalents
       -------------------------

For purposes of reporting cash flows, the Company considers all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents.

       Fair Value of Financial Instruments
       -----------------------------------

The Company's financial instruments consist of cash, short-term investments and short-term trade receivables and payables. The carrying values of cash, short-term investments and short-term receivables and payables approximate their fair value.

       Short-term Investments
       ----------------------

As required under Statement of Financial Accounts Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," management determines the appropriate classification of its investments in debt securities at the time of purchase. At March 31, 2000, the Company's short-term investments consist primarily of government securities that the Company classifies as available for sale.

The amortized cost of debt securities classified as available for sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion of discounts are included in interest income.

Since the Company will be required to sell certain of its debt securities prior to their maturity, the Company has elected to classify its short-term investments as available for sale. As a result, the Company has recorded an unrealized holding loss of $48,642, which is included as a component of Other Comprehensive Income.

       Concentration of Credit Risk
       ----------------------------

The Company has no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with two financial institutions, in the form of demand deposits and short-term investments, primarily government and corporate securities.

The accounts receivable balance at March 31, 2000, of $286,027 included $93,186, or approximately 33%, from two customers. The Company's accounts receivable balances are primarily domestic and are concentrated among distributors of medical equipment.

       Inventory
       ---------

Inventories are stated at the lower of cost (first in, first out basis) or market. At March 31, 2000 and 1999, inventory consisted of the following:

                                                 2000              1999
                                              -----------     -----------
    Raw Materials                                $526,195        $393,606
    Finished Goods                                213,319         170,612
                                              -----------     -----------
                                                  739,514         564,218
    Less - Reserve for Obsolescence              (145,000)       (125,000)
                                              -----------     -----------
                                                 $594,514       $ 439,218
                                              ===========     ===========

       Property and Equipment
       ----------------------

Property and Equipment are stated at cost, with depreciation computed primarily on a straight-line basis over the estimated useful life of the asset, generally three to five years. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset.

       Patents
       -------

The costs of applying for patents are capitalized and amortized on a straight-line basis over the lesser of the patent's economic or legal life (17 years in the U.S.). Capitalized costs are expensed if patents are not granted. The Company reviews the carrying value of its patents periodically to determine whether the patents have continuing value. In fiscal year 1999 the Company expensed approximately $50,000 of costs that had been previously capitalized as patent application costs after it decided not to pursue development of the related technology in order to focus on the Company's proprietary AEM technology opportunities.

       Income Taxes
       ------------

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

       Revenue Recognition
       -------------------

Revenue from product sales is recorded when the Company ships the product and the earnings process is complete. The Company recognizes revenue from sales to stocking distributors when there is no right of return, other than for normal warranty claims.

       Stock Based Compensation
       ------------------------

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for stock options granted to employees. The Company has made pro forma disclosures of what net loss and net loss per common share would have been had the provisions of SFAS 123, based upon the fair value method, been applied to the Company's stock option grants (Note 3).

         Comprehensive Income
         --------------------

The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") as of April 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Other Comprehensive Income was reported in the Statements of Shareholders' Equity and consists of adjustments to the fair value of short-term investments.

         Segment Reporting
         -----------------

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

       Basic and Diluted Loss Per Common Share
       ---------------------------------------

Basic and diluted loss per common share and common equivalent share for all fiscal years presented is computed using the sum of the weighted average number of shares of common stock and common stock equivalent shares from common stock options and warrants. Shares of common stock issuable under options and warrants have been excluded from diluted loss per share as they are antidilutive.

       Recently Issued Accounting Standards
       ------------------------------------

In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - An Amendment of FASB Statement No. 133" ("SFAS 137"). SFAS 137 delays the effective date of SFAS 133 to financial quarters and financial years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. Management believes that the adoption of SFAS 133 will not have a significant impact on the Company's financial condition and results of operations.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition ("SAB 101"). SAB 101 provides guidance on recognition, presentation, and disclosures related to revenue in the financial statements. The Company is required to adopt this standard as of January 1, 2001. Management does not believe the adoption of SAB 101 will have a significant impact on the results of operations or financial position of the Company.

In March 2000, The Financial Accounting Standards Board Issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44"). FIN No. 44 clarifies the application of APB No. 25 for certain issues related to equity-based instruments issued to employees. FIN No. 44 is effective on July 1,

2000, except for certain transactions, and will be applied on a prospective basis. Management believes that FIN No. 44 will not have a significant impact on its financial statements.

(3)    SHAREHOLDERS' EQUITY
       --------------------

       Stock Option Plan
       -----------------

In 1991, the Company adopted a stock option plan (the "Plan") to provide directors, officers, other employees and consultants options to purchase shares of the Company's common stock. Under the terms of the Plan, the Board of Directors may grant either "nonqualified" or "incentive" stock options, as defined by the Internal Revenue Code and related regulations. Under the terms of the Plan, the purchase price of a nonqualified option may be less than the then fair market value of the stock. The purchase price of the shares subject to an incentive stock option will be the fair market value of the Company's common stock on the date the option is granted. If the grantee owns more than 10% of the total combined voting power or value of all classes of stock on the date of grant, the purchase price of an incentive stock option shall be at least 110% of the fair market value at the date of grant and the exercise term will be up to five years from the date of grant. Generally, vesting of stock options is either immediate or occurs such that 20% becomes exercisable at the date of grant and 20% becomes exercisable each year thereafter. However, certain options under the Plan vest after a specified period of time, and may be accelerated based on achieving specified events. Generally, all stock options must be exercised within ten years from the date granted.

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

       Statement of Financial Accounting Standards No. 123
       ---------------------------------------------------

SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS No. 123 allows the continued measurement of compensation cost for such plans using the intrinsic value method prescribed by APB 25, provided that pro forma disclosures are made of net income or loss and net income or loss per common share, assuming the fair value based method of SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation plans for employees under APB 25; accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted during fiscal years 2000 and 1999, using the Black-Scholes option valuation model and the following weighted average assumptions:

                                              2000                1999
                                            --------            --------

       Risk-free interest rate               5.85 %              6.3 %
       Expected lives                        4.0                 3.8 years
       Expected volatility                   149%                88 %
       Expected dividend yield               0%                  0%

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

The total fair value of options granted was computed to be approximately $149,661, $39,771 and $1,619,547 for the years ended March 31, 2000, 1999 and
1998, respectively. These amounts are amortized ratably over the vesting periods of the options. Pro forma stock-based compensation, net of the effect of forfeitures, was $(6,137), $218,408 and $672,271 for 2000, 1999 and 1998,
respectively. Because SFAS 123 has not been applied to options granted prior to March 31, 1995, the resulting pro-forma compensation cost may not be representative of that to be expected in future years. If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net loss and pro forma net loss per common share would have been reported as follows:

                                                                                   Fiscal Year Ended March 31,
                                                                         2000                  1999                 1998
                                                                   --------------------------------------------------------
           Net Loss
                 As Reported                                       $(1,966,314)          $(2,179,358)         $(3,194,732)
                 Pro forma                                         $(1,960,177)          $(2,397,766)         $(3,867,003)
           Pro Forma Net Loss Per Common Share

                 As Reported                                       $ (0.37)              $ (0.40)             $ (0.59)
                 Pro Forma                                         $ (0.36)              $ (0.45)             $ (0.72)

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

The pro forma results may not be representative of the future impact of applying SFAS No. 123 due to the phase-in provisions of the Statement and actual vesting experience.

A summary of the Company's stock option activity, and related information for each of the three fiscal years ended March 31, 2000 is as follows:

                                                                                             Weighted         Weighted
                                                                                             Average           Average
                                                                                             Exercise           Fair
                                                                        Outstanding           Price             Value
                                                                        -----------           -----             -----
BALANCE, as of March 31, 1997                                               723,400           $4.08
                                                                         ==========            ====

EXERCISABLE, as of March 31, 1997                                           368,720           $3.47
                                                                         ==========            ====

Granted                                                                   1,174,800           $3.16             $1.38
Exercised                                                                   -                  -
Canceled                                                                   (660,600)          $4.25
                                                                         ----------

BALANCE, as of March 31, 1998                                             1,237,600           $3.12
                                                                         ==========            ====

EXERCISABLE, as of March 31, 1998                                           470,044           $3.33
                                                                         ==========            ====

Granted                                                                      60,000           $0.71             $0.71
Exercised                                                                    -
Canceled                                                                   (827,400)          $2.91
                                                                         ----------
BALANCE, as of March 31, 1999                                               470,200           $3.18
                                                                         ==========            ====

EXERCISABLE, as of March 31, 1999                                           254,265           $3.06
                                                                         ==========            ====

Granted                                                                     433,000           $0.39             $0.35
Exercised                                                                    -                 -
Canceled                                                                   (406,000)          $2.70
                                                                         ----------
BALANCE, as of March 31, 2000                                               497,200           $1.14
                                                                         ==========            ====

EXERCISABLE, as of March 31, 2000                                           102,584           $3.95
                                                                         ==========            ====

The following table summarizes information about employee stock options outstanding and exercisable at March 31, 2000:

                                         Options Outstanding                            Options Exercisable
                         ---------------------------------------------------    ---------------------------------
                            Number of            Weighted
                             Options             Average           Weighted           Number            Weighted
      Range of             Outstanding          Remaining          Average          Exercisable         Average
      Exercise            At March 31,         Contractual         Exercise        At March 31,         Exercise
       Prices                 2000            Life in Years         Price              2000              Price
--------------------     ---------------      -------------        ---------       -------------      -----------

$0.31-$1.44               400,000                 4.5               $ 0.42             5,384             $ 0.44
$2.50                      52,000                 3.8               $ 2.50            52,000             $ 2.50
$4.50-$6.50                45,200                 5.8               $ 6.03            45,200             $ 6.03
                           ------                                                     ------
                          497,200                                   $ 0.97           102,584             $ 3.95
                          =======                                                    =======

Of the 497,200 options for the Company's common stock at March 31, 2000, 45,000 represent nonqualified stock options and 452,200 represent incentive stock options. The exercise price of all options granted through March 31, 2000, has been equal to or greater than the fair market value, as determined by the Company's Board of Directors or based upon publicly quoted market values of the Company's common stock on the date of the grant. At March 31, 2000, options for 1,272,238 of the Company's common stock are available for grant under the plan.

       Outstanding Warrants
       --------------------

In conjunction with the Company's Initial Public Offering (IPO) in June 1996, the Company agreed to sell to John G. Kinnard and Company, Incorporated as the representative of the several Underwriters, for a nominal purchase price, a five-year warrant to purchase up to 120,000 shares of the Common Stock of the Company, exercisable at 120% of the IPO price of $10.50 per share. As of March 31, 2000, none of the warrants had been exercised.

(4)    COMMITMENTS AND CONTINGENCIES
       -----------------------------

The Company currently leases and subleases its facilities under noncancelable lease agreements that require payments of $5,244 per month through October 15, 2000, and $5,504 per month through October 15, 2001, at which time the lease expires if not renewed by the Company. The Company has an option to renew the lease for an additional three years.

Rent expense for the fiscal years ended March 31, 2000, 1999 and 1998 was $94,663, $99,394, and $99,663, respectively.

The Company is subject to regulation by the United States Food and Drug Administration ("FDA"). The FDA provides regulations governing the manufacture and sale of the Company's products and regularly inspects the Company and other manufacturers to determine their compliance with these regulations.

The Company was last inspected in November 1998, and has not, at March 31, 2000, been notified of any deficiencies from that inspection. FDA inspections are conducted approximately every two years after approval is obtained or on a more frequent basis, at the discretion of the FDA. The Company was granted a Certificate to Foreign Government in December 1996 that states in part that, based on the last periodic inspection, the Company was in substantial compliance with CGMP.

(5)    INCOME TAXES

From its inception, the Company has generated losses for both financial reporting and tax purposes. Deferred tax assets (approximately $5.0 million as of March 31, 2000) for the Federal and state tax benefit of the net operating loss carryforward and research and development carryovers have been completely offset by a valuation allowance because the realization criteria set forth in SFAS No. 109 are not currently satisfied, primarily due to the Company's history of operating losses.

For income tax return reporting purposes, the Company may utilize approximately $14.3 million of net operating loss carryforwards that expire, if not previously utilized, at various dates beginning in the year 2011. The Tax Reform Act of 1986 contains provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including changes in ownership interests. In addition, the Company also has certain research and development tax credit forwards available to it.

The Company's effective tax rate differs from the Federal statutory tax rate primarily due to non-deductible expenditures.

(6)    LEGAL PROCEEDINGS

The Company is not engaged in any legal proceedings and is not aware of any circumstances that would lead to legal proceedings. The Company may become involved in litigation in the future in the normal course of business.

(7)    RETIREMENT PLAN

On January 1, 1998, the Company adopted a 401(K) Profit Sharing Plan which covers all full-time employees who have completed three months of full-time continuous service and are age eighteen or older. Participants may defer up to 20% of their gross pay up to a maximum limit determined by law ($10,500 in calendar 2000 and $10,000 in calendar 1999). Participants are immediately vested in their contributions.

The Company may make discretionary contributions based on corporate financial results for the fiscal year. Vesting in the profit sharing contribution account (the Company's contribution) is based on years of service, with a participant fully vested after five years of credited service.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
------   -----------------------------------------------------------------------

         There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure since the Company's inception.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
-------   ----------------------------------------------------------------------

         Information in response to this item is incorporated by reference from the Registrant's Definitive Proxy Statement to be filed within 120 days after the close of the Registrant's fiscal year.

ITEM 10. EXECUTIVE COMPENSATION.
-------  ----------------------

         Information in response to this item is incorporated by reference from the Registrant's Definitive Proxy Statement to be filed within 120 days after the close of the Registrant's fiscal year.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
-------   --------------------------------------------------------------

         Information in response to this item is incorporated by reference from the Registrant's Definitive Proxy Statement to be filed within 120 days after the close of the Registrant's fiscal year.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------   ----------------------------------------------

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

         Dated: June 29, 2000.             ELECTROSCOPE, INC.



                                           By: /s/ James A. Bowman
                                               -------------------------------
                                           James A. Bowman
                                           President & Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James A. Bowman                                        June 29, 2000
-----------------------------------

James A. Bowman
President & Chief Executive Officer

/s/ Vern D. Kornelsen                                      June 29, 2000
-------------------------------

Vern D. Kornelsen
Director

/s/ Dave Newton                                            June 29, 2000
-------------------------------

David W. Newton
Vice President - Technology
and Director

/s/ Roger C. Odell                                         June 29, 2000
-------------------------------

Roger C. Odell
Vice President - Business Development
and Director