Form 10QSB
period 2000-06-30
ELECTROSCOPE INC
filed 2000-07-27
CIK 930775

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

              For the transaction period from __________ to________

                         Commission file number 0-28604


                               ELECTROSCOPE, INC.
  ---------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Colorado                                      84-1162056
-------------------------------           --------------------------------------
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

YES     X         NO
    ---------       --------

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE:

          COMMON STOCK, NO PAR VALUE                  5,383,507 SHARES
   ----------------------------------------     -----------------------------
                   Class                        (outstanding at July 18, 2000)

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

YES               NO    X
    ---------       --------

                               ELECTROSCOPE, INC.

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I.             UNAUDITED FINANCIAL INFORMATION
                    -------------------------------

  ITEM 1  -  Condensed Interim Financial Statements.......................  3
          -  Condensed Balance Sheets as of June 30,
                2000 and March 31, 2000...................................  3
          -  Condensed Statements of Operations for
                the Three Months Ended June 30, 2000 and 1999.............  4
          -  Condensed Statements of Cash Flows for
                the Three Months Ended June 30, 2000 and 1999.............  5
          -  Notes to Condensed Interim Financial
                Statements................................................  6

  ITEM 2  -  Management's Discussion and Analysis
                of Financial Condition and Results of Operations.......... 12

PART II.       OTHER INFORMATION

  ITEM 6  -  Exhibits and Reports on Form 8-K............................. 17

  SIGNATURE............................................................... 18

  EXHIBIT INDEX........................................................... 19

PART I            FINANCIAL INFORMATION

ITEM 1   -   CONDENSED INTERIM FINANCIAL STATEMENTS

                               ELECTROSCOPE, INC.

                            CONDENSED BALANCE SHEETS
                            ------------------------
                                   (Unaudited)

                                                                                          June 30,          March 31,
                                        ASSETS                                              2000              2000
                                        ------                                       ----------------   ---------------

CURRENT ASSETS:
    Cash and cash equivalents                                                            $ 1,055,463        $  446,473
    Short-term investments                                                                   678,712         1,727,480
    Accounts receivable, net of allowance for doubtful
       accounts of $7,000 and $7,000, respectively                                           325,151           286,027
    Inventory, net of reserve for obsolescence of $100,000
       and $145,000, respectively                                                            689,156           594,514
    Prepaid expenses                                                                          63,164            22,180
                                                                                      --------------     -------------
              Total current assets                                                         2,811,646         3,076,674
                                                                                      --------------     -------------
EQUIPMENT, at cost:
    Furniture, fixtures and equipment                                                        749,916           745,527
    Less- Accumulated depreciation                                                          (596,550)         (565,769)
                                                                                      --------------     -------------
              Equipment, net                                                                 153,366           179,758
                                                                                      --------------     -------------
PATENTS, net of accumulated amortization of $24,264 and $22,852,
              respectively                                                                   121,802           121,507
OTHER ASSETS                                                                                  13,472            13,472
                                                                                      --------------     -------------
              Total assets                                                               $ 3,100,286       $ 3,391,411
                                                                                      ==============     =============

                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                                    $    223,935       $   179,967
    Accrued compensation                                                                     103,503            82,530
    Other accrued liabilities                                                                211,807           205,388
    Other current liabilities                                                                  8,060            10,100
                                                                                      --------------     -------------
              Total current liabilities                                                      547,305           477,985
                                                                                      --------------     -------------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 3)

SHAREHOLDERS' EQUITY:
    Preferred stock, no par value, 10,000,000 shares authorized,
       no shares outstanding                                                                       -                 -
    Common stock, no par value, 100,000,000 shares authorized,
       5,383,507 and 5,383,507 shares outstanding, respectively                           16,941,317        16,941,317
    Warrants to purchase common stock                                                        290,400           290,400
    Accumulated other comprehensive loss                                                     (31,636)          (48,642)
    Accumulated deficit                                                                  (14,647,100)      (14,269,649)
                                                                                      --------------     -------------
              Total shareholders' equity                                                   2,552,981         2,913,426
                                                                                      --------------     -------------
              Total liabilities and shareholders' equity                                 $ 3,100,286       $ 3,391,411
                                                                                      ==============     =============

   The accompanying notes are an integral part of these financial statements.

                               ELECTROSCOPE, INC.
                               ------------------

                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------
                            AND COMPREHENSIVE INCOME
                            ------------------------
                                   (Unaudited)

                                                                                             For the Three Months
                                                                                                 Ended June 30,
                                                                                        ------------------------------
                                                                                             2000             1999
                                                                                         ------------      ----------

REVENUE, NET                                                                               $ 510,698         $ 459,922

COST OF SALES                                                                                286,196           281,047
                                                                                         -----------       -----------
              Gross profit                                                                   224,502           178,875
                                                                                         -----------       -----------
OPERATING EXPENSES:
    Sales and marketing                                                                      324,901           289,781
    General and administrative                                                               183,566           186,283
    Research and development                                                                  93,308           127,360
                                                                                         -----------       -----------
              Total operating expenses                                                       601,775           603,424
                                                                                         -----------       -----------
INCOME (LOSS) FROM OPERATIONS                                                               (377,273)         (424,549)

OTHER INCOME:
    Interest income                                                                           14,756            50,986
    Other income (expense)                                                                   (14,934)           (2,551)
                                                                                         -----------       -----------
NET INCOME (LOSS)                                                                          $(377,451)        $(376,114)
                                                                                         ===========       ===========

OTHER COMPREHENSIVE INCOME:
    Short-term investment valuation adjustment                                                17,006           ---

TOTAL COMPREHENSIVE INCOME (LOSS)                                                          $(360,445)        $(376,114)
                                                                                         ===========       ===========

NET INCOME (LOSS) PER SHARE (Note 2):
    Basic and diluted net income (loss) per common share                                   $   (0.07)        $   (0.07)
                                                                                         ===========       ===========

    Basic and diluted weighted average shares used in computing
     net income (loss) per common share                                                    5,383,507         5,383,507
                                                                                         ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                               ELECTROSCOPE, INC.
                               ------------------
                       CONDENSED STATEMENTS OF CASH FLOWS
                       ----------------------------------
                                   (Unaudited)

                                                                                            For the Three Months
                                                                                                Ended June 30,
                                                                                      --------------------------------
                                                                                             2000               1999
                                                                                      --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                  $    (377,451)    $    (376,114)
    Adjustments to reconcile net income (loss) to net cash
       used in operating activities-
          Depreciation and amortization                                                       32,193            23,441
          Amortization of discount                                                            (9,226)          (19,321)
          Inventory reserves                                                                 (45,000)           15,000
          Changes in operating assets and liabilities-
              Accounts receivable                                                            (39,124)         (118,388)
              Inventory                                                                      (49,642)          (86,574)
              Other assets                                                                   (40,984)          (19,309)
              Accounts payable                                                                43,968           (49,372)
              Accrued compensation and other accrued
                 liabilities                                                                  25,352           (81,384)
                                                                                      --------------    --------------
                 Net cash used in operating activities                                      (459,914)         (712,021)
                                                                                      --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of equipment                                                                    (4,389)          (32,750)
    Patent costs                                                                              (1,707)                -
    Purchases of short-term investments, net                                                       -        (1,058,815)
    Sale of short-term investments                                                         1,075,000           964,492

                                                                                      --------------    --------------
                 Net cash provided from (used in) investing activities                     1,068,904          (127,073)
                                                                                      --------------    --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         608,990          (839,094)

CASH AND CASH EQUIVALENTS, beginning of period                                               446,473         1,188,867
                                                                                      --------------    --------------
CASH AND CASH EQUIVALENTS, end of period                                               $   1,055,463      $    349,773
                                                                                      ==============    == ===========

   The accompanying notes are an integral part of these financial statements.

                               ELECTROSCOPE, INC.
                               ------------------
                 NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
                 -----------------------------------------------
                                  JUNE 30, 2000
                                   (Unaudited)


(1)    ORGANIZATION AND NATURE OF BUSINESS
       -----------------------------------

Electroscope, Inc. (the "Company") was founded in 1991 to address product opportunities created by the increase in minimally invasive surgery ("MIS"). Our specific focus is on laparoscopy, the most common type of MIS procedure, and the widespread preference for electrosurgery devices in these procedures.

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

The Company's approach to the market opportunity was to design and develop a laparoscopic instrument system that helps to prevent unintended electrosurgical burns. The Company's patented AEM Laparoscopic Instrument System provides the surgeon with the tissue effects they demand while helping to prevent stray electrical energy which can cause unintended and unseen tissue injury. The AEM Instruments incorporate active electrode monitoring technology to dynamically and continuously monitor the flow of electrosurgical current, thereby helping to prevent patient injury. With the AEM System, surgeons are able to perform a broad range of electrosurgical procedures more safely and efficaciously than is possible using conventional laparoscopic instruments.

The Company has incurred losses since its inception and has an accumulated deficit of $14,647,100 at June 30, 2000 and its operations have been financed primarily through issuance of equity. The Company's liquidity has substantially diminished because of such continuing operating losses and the Company may be required to seek additional capital to continue operations.

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

As of June 30, 2000, the Company had $1,734,175 in cash and cash equivalents and short-term investments available to fund future operations.

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

It is uncertain if the Company will be able to meet the operational and financial requirements of the proposed fiscal year 2001 budget and limit its use of cash and cash equivalents. The Company can not predict the expected revenues, gross profit margin, net loss and usage of cash and cash equivalents for fiscal year 2001.

If the Company is able to manage the business operations in line with the budget expectations, the Company believes that its cash resources will be sufficient to fund its operations for the remainder of the fiscal year 2001. If the Company is unable to manage the business operations in line with the budget expectations, it could have a material adverse effect on the Company's business viability, financial position, results of operations and cash flows. If the Company is not successful by the end of fiscal year 2001 in becoming cash flow break even, additional capital resources will be required to maintain ongoing operations.

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

       Cash and Equivalents
       --------------------

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

       Short-term Investments
       ----------------------

As required under Statement of Financial Accounts Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115) management determines the appropriate classification of its investments in debt securities at the time of purchase. At June 30, 2000, the Company's short-term investments consist primarily of government securities that the Company classifies as available for sale.

Since the Company will be required to sell certain of its debt securities prior to their maturity, the Company has elected to classify its short-term investments as available for sale. As a result, for the quarter ending June 30, 2000, the Company has recorded short-term investment valuation adjustment of $17,006, which is included as a component of Other Comprehensive Income.

       Inventory
       ---------

Inventory consists primarily of component parts and raw materials, and is valued at the lower of cost (first-in, first-out basis) or market. Inventory consists of the following:

                                                 June 30,          March 31,
                                                   2000               2000
                                               -----------       -----------
      Raw materials                               $603,396          $526,195
      Finished goods                               185,760           213,319
                                               -----------       -----------
                                                   789,156           739,514
      Less- Reserve for obsolescence              (100,000)         (145,000)
                                               -----------       -----------
                                                  $689,156          $594,514
                                               ===========       ===========

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

         Stock Based Compensation
         ------------------------

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for stock options granted to employees. The Company has made pro forma disclosures of what net loss and net loss per common share would have been had the provisions of SFAS 123, based upon the fair value method, been applied to the Company's stock option grants.

         Comprehensive Income
         --------------------

The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") as of April 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The components of Other Comprehensive Income are included in the Condensed Statements of Operations and Comprehensive Income and consist of an adjustment to the fair value of short-term investments.

         Segment Reporting
         -----------------

The Company adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131") in the Quarter ended December 31, 1999. SFAS 131 established standards for reporting information about the segments of enterprises' business. The adoption of this statement had no impact on the Company's financial statements as there are no material differences between information reported to management and that contained in the financial statements of the Company.

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


(3)    COMMITMENTS AND CONTINGENCIES
       -----------------------------

The Company is subject to regulation by the United States Food and Drug Administration ("FDA"). The FDA provides regulations governing the manufacture and sale of the Company's products and regularly inspects the Company and other manufacturers to determine their compliance with these regulations. As of June 30, 2000 the Company believes it was in substantial compliance with all known regulations. The Company was last inspected in November 1998 and has not, at June 30, 2000, been notified of any deficiencies from that inspection. FDA inspections are conducted approximately every two years or on a more frequent basis at the discretion of the FDA.

Because of seasonal and other factors including the continuing development of the sales force discussed in Item 2, Historical Perspective and Outlook and Results of Operations, the results of operations for the quarter ended June 30, 2000 should not be taken as an indication of the results of operations for all or any part of the balance of the year.

The accounts receivable balance at June 30, 2000 of $325,151 included $32,282 (10%) and $26,257 (8%) from two customers. The Company's accounts receivable balances are primarily domestic.

(4)    MANAGEMENT'S REPRESENTATIONS
       ----------------------------

The condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report to the Securities and Exchange Commission for the fiscal year ended March 31, 2000, filed on Form 10-KSB on June 29, 2000.

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
             RESULTS OF OPERATIONS

      GENERAL
      -------

The Company was incorporated as a Colorado corporation on February 1, 1991. The Company designs, develops, manufactures and markets patented electrosurgical instruments, which are designed to provide greater safety to patients who undergo minimally-invasive surgery. The products can be used with most electrosurgical generator systems available today in the U.S. The Company has developed and is marketing its own line of integrated, shielded five-millimeter electrosurgical instruments that incorporate the Company's proprietary technology. These products monitor for stray electrical energy during laparoscopy and deactivate the electrosurgical unit when this energy is detected under potentially dangerous conditions. The Company's sales to date have been made principally in the U.S.

The Company has incurred losses since its inception and has an accumulated deficit of $14,647,100 at June 30, 2000 and its operations have been financed primarily through issuance of equity. The Company's liquidity has substantially diminished because of such continuing operating losses and the Company may be required to seek additional capital to continue operations.

The Company's operations are subject to certain risks and uncertainties, including that commercial acceptance of the Company's products will have to occur in the marketplace before the Company can attain profitable operations and that continued operating losses and use of cash resources will continue during fiscal year ended March 31, 2001 ("FY 2001") which will significantly impact the Company's ongoing operations and business viability.

As of June 30, 2000, the Company had $1,734,175 in cash and cash equivalents and short-term investments available to fund future operations.

       HISTORICAL PERSPECTIVE AND OUTLOOK
       ----------------------------------

The Company was organized in February 1991 and in the first two years developed the AEM system and protective sheaths to adapt to traditional electrosurgical instruments. During this period, the Company applied for patents with the United States Patent Office and conducted product trials.

As the Company evolved, it was clear that the active electrode monitoring technology needed to be integrated into the standard laparoscopic instrument design. As the development program proceeded, it also became apparent that the merging of electrical and mechanical engineering skills in the instrument development process for the Company's patented, integrated electrosurgical instruments was more complex than expected. As a result, instruments with integrated AEM technology were not completed until many years later. It was not until fiscal year ended March 31, 2000 ("FY 2000") that a sufficiently broad AEM instrument line was introduced to provide the operating rooms with a Standard of Care -- AEM instruments for all of their electrified monopolar instrumentation in laparoscopic surgery. Prior to offering the full breadth of laparoscopic instrumentation, it was difficult for hospitals to commit to converting to the AEM solution, as there were not adequate comparable surgical instrument options to match what the surgeon demanded.

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

       RESULTS OF OPERATIONS
       ---------------------

FOR THE THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999.

NET REVENUES. Revenues for the quarter ended June 30, 2000, were $510,698, compared to $459,922 for the quarter ended June 30, 1999, an increase of 11%. The increase is attributable to the Company continuing to develop the effectiveness of the independent distributor sales network and a visible marketing campaign. The Company has developed a number of relationships with "stocking" distributors. While there can be no assurance that the arrangement with the stocking distributors will result in recurring business, the Company believes that the distributors will be effective marketing partners in their territories.

GROSS PROFIT. The gross profit for the quarter ended June 30, 2000, of $224,502 increased by 26% from the quarter ended June 30, 1999, gross profit of $178,875. Gross profit as a percentage of revenue (gross margin) increased from 39% for the quarter ended June 30, 1999, to 44% in the quarter ended June 30, 2000. The increase in gross profit is due to the reduced impact of fixed operations costs at the higher revenue, the increasing margins on the core AEM products and a reversal of an inventory reserve. Gross profit and gross margin can be expected to fluctuate from quarter to quarter, as a result of product sales mix and sales volume. Gross margins, while improved, are expected to be higher at higher levels of production and sales.

SALES AND MARKETING EXPENSES. Sales and marketing expenses of $324,901 for the quarter ended June 30, 2000, increased by 12% compared to $289,781 for the quarter ended June 30, 1999. The increase is primarily the result of increased headcount in Sales Management.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $183,566 for the quarter ended June 30, 2000, decreased by 2% compared to $186,283 for the quarter ended June 30, 1999. This decrease is the result of lower headcount and other spending constraints.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses of $93,308 for the quarter ended June 30, 2000, decreased by 27% compared to $127,360 for the quarter ended June 30, 1999. This decrease is the result of reduced development projects and the costs associated with them.

       LIQUIDITY AND CAPITAL RESOURCES
       -------------------------------

The Company has historically satisfied its cash requirements principally through sales of Common Stock which approximated $17.3 million through June 30, 2000, and, to a substantially lesser degree, funds provided by sales of the Company's products. Historically, these funds have been used for working capital and general corporate purposes including research and development. The Company may use working capital to build inventories, to ensure that orders can be filled in a timely manner, to support the sales efforts of the Company's sales force and to accommodate anticipated growth. While the remaining net proceeds from the Company's initial public offering are currently invested primarily in money market instruments and government securities, the Company may also use a substantial portion of the net proceeds for the acquisition or development of complementary products or businesses, if such acquisition or development opportunities arise. The Company currently has no understanding, commitment or agreement with respect to any such acquisition or development program.

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

During late fiscal year 2000, the Company instituted a cost containment program for its operations as well as reduced its employee head count to conserve its cash resources. The Company has also fully implemented its marketing and sales plan to maintain a certain number of key sales representatives and entered into exclusive agreements with stocking distributors and independent sales representatives to sell the Company's products. These efforts are expected to result in increased sales revenues for fiscal year 2001 and reduced operating expenses. With increased sales in fiscal year 2001, the Company is expecting an increase in the gross profit margin that will ultimately reduce the overall net loss incurred from operations and conserve the Company's cash resources.

The fiscal year 2001 budget anticipates the use of approximately $1.2 million in cash and cash equivalents on sales of approximately $2.5 million. This forecast assumes that the Company's gross profit margin will increase from approximately 30% to 50% by the end of the fiscal year with an overall 45% gross profit margin on sales revenues.

It is uncertain if the Company will be able to meet the operational and financial requirements of the proposed fiscal year 2001 budget and limit its use of cash and cash equivalents to approximately $1.2 million out of the approximately available $2.2 million. The Company used $459,914 in cash and cash equivalents for its operations for the quarter ending June 30, 2000. The

Company can not predict the expected revenues, gross profit margin, net loss and usage of cash and cash equivalents for fiscal year 2001.

If the Company is able to manage the business operations in line with the budget expectations, the Company believes that its cash resources will be sufficient to fund its operations until it reaches break-even cash flow. If the Company is unable to manage the business operations in line with the budget expectations, it could have a material adverse effect on the Company's business viability, financial position, results of operations and cash flows. If the Company is not successful by the end of fiscal year 2001 in becoming cash flow break-even additional capital resources will be required to maintain ongoing operations. There can be no assurance such resources will be available in sufficient amounts or on terms acceptable to the Company. Such additional capital resources may result in substantial dilution to existing shareholders.

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

The Company's common stock is traded on the Over The Counter Bulletin Board (OTC Bulletin Board: ESCP.OB).

         INCOME TAXES
         ------------

Net operating loss carryforwards totaling approximately $14.6 million are available to reduce taxable income as of June 30, 2000. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the year 2011. The Company has not paid income taxes since its inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year, if certain events occur, including changes in ownership interests. The Company has established a valuation allowance for the entire amount of its deferred tax asset since inception due to its history of operating losses.

PART II.            OTHER INFORMATION
                    -----------------

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



          Name                       Title                        Date
------------------------- ---------------------------- -------------------------




  /s/ Marcia McHaffie        Controller                         July 18, 2000
------------------------    (Principal Accounting Officer)
     Marcia McHaffie

                                  EXHIBIT INDEX

                                                                 Sequentially
       Exhibit No.                   Description                 Numbered Page
--------------------  ---------------------------------------- -----------------

          27                 Financial Data Schedule                  17