Form 10QSB
period 2000-09-30
ENCISION INC
filed 2000-11-14
CIK 930775

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000


              For the transition period from __________ to________

                         Commission file number 0-28604


                                  ENCISION INC.
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

                  4828 STERLING DRIVE, BOULDER, COLORADO 80301
             ------------------------------------------------------
                    (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (303) 444-2600
                           (Issuer's telephone number)

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OF 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES        X            NO
    ------------------     ----------------

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE:

    COMMON STOCK, NO PAR VALUE                          5,383,507 SHARES
-----------------------------------               ---------------------------
           Class                              (outstanding at November 10, 2000)


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

YES                    NO        X
    -----------------     -----------------

                                  ENCISION INC.

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


                                      INDEX

                                                                                                     Page
                                                                                                    Number

PART I.             FINANCIAL INFORMATION

         ITEM 1     -    Condensed Unaudited Interim Financial Statements:
                    -    Condensed Unaudited Balance Sheets as of September 30,
                            2000 and March 31, 2000..............................................       3
                    -    Condensed Unaudited Statements of Operations for
                            the Three Months Ended September 30, 2000 and 1999...................       4
                    -    Condensed Unaudited Statements of Operations for
                            the Six Months Ended September 30, 2000 and 1999.....................       5
                    -    Condensed Unaudited Statements of Cash Flows for
                            the Six Months Ended September 30, 2000 and 1999.....................       6
                    -    Notes to Unaudited Condensed Interim Financial
                            Statements...........................................................       7

         ITEM 2     -    Management's Discussion and Analysis
                            of Financial Condition and Results of Operations.....................      13

PART II.            OTHER INFORMATION

         ITEM 6     -    Exhibits and Reports on Form 8-K........................................      18

         SIGNATURE       ........................................................................      19

         EXHIBIT INDEX   ........................................................................      20

PART I            FINANCIAL INFORMATION

ITEM 1   -   CONDENSED INTERIM FINANCIAL STATEMENTS

                                  ENCISION INC.

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                          September 30,        March 31,
                                        ASSETS                                2000               2000
                                                                          --------------     -------------
CURRENT ASSETS:
    Cash and cash equivalents                                             $      576,159     $     446,473
    Short-term investments                                                       700,914         1,727,480
    Accounts receivable, net of allowance for doubtful
       accounts of $8,000 and $7,000, respectively                               450,628           286,027
    Inventory, net of reserve for obsolescence of $100,000
       and $145,000, respectively                                                734,422           594,514
    Prepaid expenses                                                              52,553            22,180
                                                                          --------------     -------------
              Total current assets                                             2,514,676         3,076,674
                                                                          --------------     -------------
EQUIPMENT, at cost:
    Furniture, fixtures and equipment                                            771,728           745,527
    Less- Accumulated depreciation                                              (629,250)         (565,769)
                                                                          --------------     -------------
              Equipment, net                                                     142,478           179,758
                                                                          --------------     -------------
PATENTS, net of accumulated amortization of $25,675 and $22,852,
              respectively                                                       120,390           121,507
OTHER ASSETS                                                                      13,472            13,472
                                                                          --------------     -------------
              Total assets                                                $    2,791,016     $   3,391,411
                                                                          ==============     =============

              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                        $    210,574       $   179,967
    Accrued compensation                                                          66,689            82,530
    Other accrued liabilities                                                    207,386           205,388
    Other current liabilities                                                      6,999            10,100
                                                                          --------------     -------------
              Total current liabilities                                          491,648           477,985
                                                                          --------------     -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, no par value, 10,000,000 shares authorized,
       no shares outstanding                                                           -                 -
    Common stock, no par value, 100,000,000 shares authorized,
       5,383,507 and 5,383,507 shares outstanding, respectively               16,941,317        16,941,317
    Warrants to purchase common stock                                            290,400           290,400
    Accumulated other comprehensive loss                                          (9,434)          (48,642)
    Accumulated deficit                                                      (14,922,915)      (14,269,649)
                                                                          --------------     -------------
              Total shareholders' equity                                       2,299,368         2,913,426
                                                                          --------------     -------------
              Total liabilities and shareholders' equity                  $    2,791,016     $   3,391,411
                                                                          ==============     =============

   The accompanying notes are an integral part of these financial statements.

                                 ENCISION INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)


                                                                       For the Three Months
                                                                       Ended September 30,
                                                                   -----------------------------
                                                                      2000              1999
                                                                   -----------       -----------
REVENUE, NET                                                       $   655,245       $   458,532

COST OF SALES                                                          322,630           272,405
                                                                   -----------       -----------
              Gross profit                                             332,615           186,127
                                                                   -----------       -----------
OPERATING EXPENSES:
    Sales and marketing                                                303,966           289,469
    General and administrative                                         187,845           230,722
    Research and development                                           105,964           131,331
                                                                   -----------       -----------
              Total operating expenses                                 597,775           651,522
                                                                   -----------       -----------
INCOME (LOSS) FROM OPERATIONS                                         (265,160)         (465,395)

OTHER INCOME:
    Interest income                                                     13,925            15,459
    Other income (expense)                                             (24,580)           (2,386)
                                                                   -----------       -----------
NET INCOME (LOSS)                                                  $  (275,815)      $  (452,322)
                                                                   ===========       ===========
OTHER COMPREHENSIVE INCOME:
    Short-term investment valuation adjustment                          22,202           ---
                                                                   -----------       -----------

TOTAL COMPREHENSIVE INCOME (LOSS)                                  $  (253,613)      $  (452,322)
                                                                   ===========       ===========

NET INCOME (LOSS) PER SHARE (Note 2):
    Basic and diluted net income (loss) per common share                $(0.05)           $(0.08)
                                                                        ======            ======


    Basic and diluted weighted average shares outstanding            5,383,507         5,383,507
                                                                   ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                                  ENCISION INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                       For the Six Months
                                                                       Ended September 30,
                                                                   -----------------------------
                                                                      2000              1999
                                                                   -----------       -----------
REVENUE, NET                                                       $ 1,165,944       $   918,454

COST OF SALES                                                          608,827           553,452
                                                                   -----------       -----------
              Gross profit                                             557,117           365,002
                                                                   -----------       -----------
OPERATING EXPENSES:
    Sales and marketing                                                628,866           579,250
    General and administrative                                         371,411           417,006
    Research and development                                           199,273           258,691
                                                                   -----------       -----------
              Total operating expenses                               1,199,550         1,254,947
                                                                   -----------       -----------
INCOME (LOSS) FROM OPERATIONS                                         (642,433)         (889,945)

OTHER INCOME:
    Interest income                                                     28,680            66,445
    Other income (expense)                                             (39,513)           (4,936)
                                                                   -----------       -----------
NET INCOME (LOSS)                                                  $  (653,266)      $  (828,436)
                                                                   ===========       ===========

OTHER COMPREHENSIVE INCOME:
    Short-term investment valuation adjustment                          39,208           ---

TOTAL COMPREHENSIVE INCOME (LOSS)                                  $  (614,058)      $  (828,436)
                                                                   ===========       ===========

NET INCOME (LOSS) PER SHARE (Note 2):
    Basic and diluted net income (loss) per common share                $(0.12)           $(0.15)
                                                                         =====             =====

    Basic and diluted weighted average shares outstanding            5,383,507         5,383,507
                                                                   ===========       ===========

        The accompanying notes are an integral part of these statements.

                                  ENCISION INC.


                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       For the Six Months
                                                                       Ended September 30,
                                                                   -----------------------------
                                                                      2000              1999
                                                                   -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                              $  (653,266)      $  (828,436)
    Adjustments to reconcile net income (loss) to net cash
       used in operating activities-
          Depreciation and amortization                                 66,304            45,959
          Amortization of discount on short-term investments            (9,226)          (36,106)
          Inventory reserves                                           (45,000)           35,000
          Changes in operating assets and liabilities-
              Accounts receivable                                     (164,601)          (58,925)
              Inventory                                                (94,908)         (104,111)
              Other assets                                             (30,373)           12,633
              Accounts payable                                          30,607           (50,138)
              Accrued compensation and other accrued
                 liabilities                                           (16,944)          (47,139)
                                                                   -----------       -----------
                 Net cash used in operating activities                (917,407)       (1,031,263)
                                                                   -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of equipment                                             (26,201)          (84,435)
    Patent costs                                                        (1,706)           (3,981)
    Purchases of short-term investments, net                                -         (1,058,814)
    Sale of short-term investments                                   1,075,000         2,273,692
                                                                   -----------       -----------
                 Net cash provided by (used in)
                    investing activities                             1,047,093         1,126,462
                                                                   -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   129,686            95,199

CASH AND CASH EQUIVALENTS, beginning of period                         446,473         1,188,867
                                                                   -----------       -----------
CASH AND CASH EQUIVALENTS, end of period                           $   576,159       $ 1,284,066
                                                                   ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                                  ENCISION INC.

                 NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000
                                   (Unaudited)

(1)    ORGANIZATION AND NATURE OF BUSINESS

Encision Inc. (the "Company") was founded in 1991 to address product opportunities created by the increase in minimally invasive surgery ("MIS"). Our specific focus is on laparoscopy, the most common type of MIS procedure, and the widespread preference for electrosurgery devices in these procedures.

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

The Company has incurred losses since its inception and has an accumulated deficit of $14,922,915 at September 30, 2000 and its operations have been financed primarily through issuance of equity. The Company's liquidity has substantially diminished because of such continuing operating losses and the Company may be required to seek additional capital to continue operations or pursue other alternatives, including a sale of the Company.

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

As of September 30, 2000, the Company had $1,277,073 in cash and cash equivalents and short-term investments available to fund future operations. During the six months ended September 30, 2000, the Company used $917,407 in its operations, and $27,907 for investments in property and patents. Based on this rate of cash use, the Company has cash to fund approximately eight months of operations.

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

If the Company is able to manage the business operations in line with the budget expectations, the Company believes that its cash resources will be sufficient to fund its operations for the remainder of fiscal year 2001. If the Company is unable to manage the business operations in line with the budget expectations, it could have a material adverse effect on the Company's business viability, financial position, results of operations and cash flows. If the Company is not successful by the end of fiscal year 2001 in becoming cash flow break even, additional capital resources will be required to maintain ongoing operations.

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

       SHORT-TERM INVESTMENTS

As required under Statement of Financial Accounts Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115) management determines the appropriate classification of its investments in debt securities at the time of purchase. At September 30, 2000, the Company's short-term investments consist primarily of government securities that the Company classifies as available for sale.

Since the Company will be required to sell certain of its debt securities prior to their maturity, the Company has elected to classify its short-term investments as available for sale. As a result, at September 30, 2000, the Company has recorded a short-term investment valuation adjustment of $9,434.

       INVENTORY

Inventory consists primarily of component parts and raw materials, and is valued at the lower of cost (first-in, first-out basis) or market. Inventory consists of the following:

                                                  September         March 31,
                                                  30, 2000             2000
                                                 ----------        ----------
    Raw materials                                $  642,389        $  526,195
    Finished goods                                  192,033           213,319
                                                 ----------        ----------
                                                    834,422           739,514
    Less- Reserve for obsolescence                 (100,000)         (145,000)
                                                 ----------        ----------
                                                 $  734,422        $  594,514
                                                 ==========        ==========

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

         REVENUE RECOGNITION

Revenue from product sales is recorded when the Company ships the product and the earnings process is complete. The Company recognizes revenue from sales to stocking distributors when there is no significant right of return, other than for normal warranty claims.

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

         BASIC AND DILUTED LOSS PER COMMON SHARE

Basic and diluted loss per common share for each period presented is computed using the sum of the weighted average number of shares of common stock outstanding. Shares that would result from the exercise of common stock options and warrants would be anti-dilutive and thus are not included in the computation of diluted loss per share.

       RECENTLY ISSUED ACCOUNTING STANDARDS

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


(3)    COMMITMENTS AND CONTINGENCIES

The Company is subject to regulation by the United States Food and Drug Administration ("FDA"). The FDA provides regulations governing the manufacture and sale of the Company's products and regularly inspects the Company and other manufacturers to determine their compliance with these regulations. As of September 30, 2000 the Company believes it was in substantial compliance with all known regulations. The Company was last inspected in November 1998 and has not, at September 30, 2000, been notified of any deficiencies from that inspection. FDA inspections are conducted approximately every two years or on a more frequent basis at the discretion of the FDA.

Because of seasonal and other factors discussed in Item 2, Historical Perspective and Outlook and Results of Operations, the results of operations for the quarter ended September 30, 2000 should not be taken as an indication of the results of operations for all or any part of the balance of the year.

The accounts receivable balance at September 30, 2000 of $450,628 included $50,570 (11%) and $49,608 (11%) from two customers and $75,309 (17%) from international customers. The Company's accounts receivable balances are primarily domestic.


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

The Company has incurred losses since its inception and has an accumulated deficit of $14,922,915 at September 30, 2000 and its operations have been financed primarily through issuance of equity. The Company's liquidity has substantially diminished because of such continuing operating losses and the Company may be required to seek additional capital to continue operations or pursue other alternatives.

The Company's operations are subject to certain risks and uncertainties, including that commercial acceptance of the Company's products will have to occur in the marketplace before the Company can attain profitable operations and that operating losses and use of cash resources will continue during fiscal year ended March 31, 2001 ("FY 2001") which will significantly impact the Company's ongoing operations and business viability.

As of September 30, 2000, the Company had $1,277,073 in cash and cash equivalents and short-term investments available to fund future operations. During the six months ended September 30, 2000, the Company used $917,407 in its operations, and $27,907 for investments in property and patents. Based on this rate of cash use, the Company has cash to fund approximately eight months of operations.

       HISTORICAL PERSPECTIVE AND OUTLOOK

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

The Company's Plans in FY 2001: In February, 2000 the Company appointed James A. Bowman as President & CEO and implemented an expense reduction program to take effect by the start of the new fiscal year, April 1, 2000. The expense constraints were implemented across all of the Company's operations and resulted in a reduction in headcount and operating expense budget compared to FY 2000. These budget constraints resulted in an expense structure appropriate with the ongoing sales achievements while still allowing the Company to move forward with a progressive plan in the marketplace.

To lay a foundation for future growth within the constraints of the Company's financial resources, during FY 2000 the Company focused on: expansion of its product line, expansion of independent clinical endorsements of the Company's technology and an improved sales infrastructure.

PRODUCT LINE EXPANSIONS - The Company believes that its strategy of incorporating AEM technology into the standard laparoscopic instrument styles ensures that surgeons do not have to change their operative techniques. This strategy advanced forward in late FY 2000 with new AEM product line extensions. These new products filled holes in the product line that were very important to the General and Gynecologic Surgeons.

Management believes that the AEM Laparoscopic Instrument line now, for the first time, includes a full array of instrument styles to meet the surgeons' demands and allows them to implement AEM technology without changing their surgical techniques or operating room protocols.

SALES INFRASTRUCTURE IMPROVEMENTS - In FY 2000 the Company recognized the need to improve its sales network of independent distributors by developing relationships with distributors who represent synergistic products and whose primary focus is Electrosurgery & MIS. This network was substantially overhauled during FY 2000. With the improved network of Independent Distributors, the Company has also hired an experienced team of Regional Sales Managers to manage, motivate, educate and direct the individual distributor sales representatives. These new business managers were hired in late-FY 2000 to focus on optimizing the sales function in the field, to accelerate the sales accomplishments and maximize revenue growth.

CLINICAL ENDORSEMENTS - FY 2000 represented the culmination of a series of independent clinical endorsements of the Company's proprietary technology. With its recent recognition as an AORN RECOMMENDED PRACTICE (by the Association of periOperative Registered Nurses) the Company's technology is now recommended by sources representing all groups involved with minimally-invasive surgery:
Surgeons, Nurses, Biomed Engineers, Medicolegal professionals and other electrosurgery device manufacturers.

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

In addition to the above, the Company has received approval to commence CE marking its products and this allows the Company to launch into new markets in Europe. CE is an abbreviation of the phrase CONFORMITE EURPEENE indicating the Company has conformed to all obligations imposed by the European Medical Device Directive. The market for the Company's products internationally represents incremental sales opportunities.

Management's continued focus and commitment in FY 2001 is to work to maintain expense controls while optimizing sales execution in the field, developing widespread market awareness of the technology and expanding into the International market.


       RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

NET REVENUES. Revenues for the quarter ended September 30, 2000 were $655,245 compared to $458,532 for the quarter ended September 30, 1999, an increase of 43%. The increase is attributable to the Company continuing to develop the effectiveness of the independent distributor sales network and a visible marketing campaign. Also, new distributors in Europe contributed approximately $25,000 in new revenues. While there can be no assurance that the arrangement with the Company's distributors will result in increasing and recurring business, the Company believes that the distributors will be effective marketing partners in their territories.

GROSS PROFIT. The gross profit for the quarter ended September 30, 2000 of $332,615 increased by 79% from the quarter ended September 30, 1999 gross profit of $186,127. Gross profit as a percentage of revenue (gross margin) increased from 41% for the quarter ended September 30, 1999, to 51% in the quarter ended September 30, 2000. The increase in gross profit is due to the reduced impact of fixed operations costs at a higher revenue level, and the increasing margins on the core AEM products. Gross profit and gross margin can be expected to fluctuate from quarter to quarter as a result of product sales mix and sales volume. Gross margins, while improved, are expected to be higher at higher levels of production and sales.

SALES AND MARKETING EXPENSES. Sales and marketing expenses of $303,966 for the quarter ended September 30, 2000, increased by 5% compared to $289,469 for the quarter ended September 30, 1999. The increase is primarily due to increased sales revenue subject to sales commissions.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $187,845 for the quarter ended September 30, 2000 decreased by 19% compared to $230,722 for the quarter ended September 30, 1999. This decrease is the result of lower headcount and other spending constraints.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses of $105,964 for the quarter ended September 30, 2000 decreased by 19% compared to $131,331 for the quarter ended September 30, 1999. This decrease is the result of reduced development projects and the costs associated with them.


       LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its cash requirements principally through sales of Common Stock which approximated $17.3 million through September 30, 2000, and, to a substantially lesser degree, funds provided by sales of the Company's products. Historically, these funds have been used for working capital and general corporate purposes including research and development. The Company may use working capital to build inventories, to ensure that orders can be filled in a timely manner, to support the sales efforts of the Company's sales force and to accommodate anticipated growth. The remaining net proceeds from the Company's initial public offering are currently invested primarily in money market instruments and government securities.

Capital expenditures historically have been relatively minor, and have consisted of specialized equipment, manufacturing equipment, office equipment and leasehold improvements. The Company anticipates that its capital requirements will remain relatively minor.

During late fiscal year 2000, the Company instituted a cost containment program for its operations as well as reduced its employee head count to conserve its cash resources. The Company has also fully implemented its marketing and sales plan to maintain a certain number of key sales representatives and entered into exclusive agreements with stocking distributors and independent sales representatives to sell the Company's products. These efforts have and are expected to continue to result in increased sales revenues for fiscal year 2001 and reduced operating expenses. With increased sales in fiscal year 2001, the Company is expecting an increase in the gross profit margin that will ultimately reduce the overall net loss incurred from operations and slow the consumption of the Company's cash resources. Competitive disadvantages might occur as a result of the Company's current liquidity situation and diminishing cash resources due to the difficulty in attracting and retaining distributors of the Company's products.

Even though the Company has been able to increase revenue during 2001 over the prior year period, and decrease its net loss during this same period, it is uncertain if the Company will be able to meet the operational and financial requirements of the proposed fiscal year 2001 budget and limit its use of cash and cash equivalents. The Company used $917,407 in cash and cash equivalents for its operations for the six months ended September 30, 2000. While the Company has budgets to guide its operating decisions, the Company can not predict with certainty the expected revenues, gross profit margin, net loss and usage of cash and cash equivalents for fiscal year 2001.

At September 30, 2000, the Company has approximately $1.2 million in cash and $2.0 million in working capital. At current rates of cash consumption, this provides the Company with between two and three quarters of liquidity to fund operations and other cash needs, and to achieve cash flow break even from its operations. Quarterly revenue levels of approximately $1.0 million are required to achieve cash flow break even. Management has begun the process of identifying options to provide funds for ongoing operations as well as other possible courses of action. Such actions include, but are not limited to, sales of debt or equity securities (which may result in substantial dilution to existing shareholders), licensing of technology, strategic alliances and other similar actions. Management expects to complete its analysis of the alternative courses of action and plans to commence execution of its selected course of action no later than March 31, 2001.

If additional capital is unavailable, it could have a material adverse effect on the Company's business viability, financial position, results of operations and cash flows. Due to the above factors, the report of independent public accountants which accompany the Fiscal Year 2000 Financial Statements expresses substantial doubt regarding the Company's ability to continue as a going concern. The Company has been advised by its independent public accountants that, if it is unable to raise sufficient capital to reasonably fund its operations and other cash needs through at least March 31, 2002, prior to the completion of their audit of the Company's financial statements for the year ending March 31, 2001, their auditor's report on those financial statements will continue to be modified to include a statement regarding their substantial doubt regarding our ability to continue as a going concern.


The Company's common stock is traded on the Over The Counter Bulletin Board (OTC Bulletin Board: ECSN.OB).

         INCOME TAXES

Net operating loss carryforwards totaling approximately $14.9 million are available to reduce taxable income as of September 30, 2000. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the year 2011. The Company has not paid income taxes since its inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year, if certain events occur, including changes in ownership interests. The Company has established a valuation allowance for the entire amount of its deferred tax asset since inception due to its history of operating losses.

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



       Name                          Title                    Date
--------------------------------------------------------------------------------


/s/ Marcia McHaffie                 Controller                 November 10, 2000
----------------------------
    Marcia McHaffie                (Principal Accounting Officer)

                                  EXHIBIT INDEX


                                                             Sequentially
  Exhibit No.            Description                         Numbered Page
--------------------------------------------------------------------------------

      27                 Financial Data Schedule                17