Form 10QSB
period 2000-12-31
ENCISION INC
filed 2001-02-14
CIK 930775

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2000


              For the transition period from __________ to________

                         Commission file number 0-28604
                                                -------

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (303) 444-2600
   --------------------------------------------------------------------------
                           (Issuer's telephone number)

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OF 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES        X           NO
    -----------------     ---------------

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE:

   COMMON STOCK, NO PAR VALUE                        5,396,507 SHARES
--------------------------------              ----------------------------------
             Class                            (outstanding at February 12, 2001)


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

YES         NO    X
   --------   --------

                                  ENCISION INC.

                                   FORM 10-QSB

                     FOR THE QUARTER ENDED DECEMBER 31, 2000


                                      INDEX


                                                                                                                 Page
                                                                                                                Number
                                                                                                                ------
PART I.             FINANCIAL INFORMATION

         ITEM 1     -    Condensed Unaudited Interim Financial Statements:
                    -    Condensed Unaudited Balance Sheets as of December 31,
                            2000 and March 31, 2000.........................................................        3
                    -    Condensed Unaudited Statements of Operations for
                            the Three Months Ended December 31, 2000 and 1999...............................        4
                    -    Condensed Unaudited Statements of Operations for
                            the Nine Months Ended December 31, 2000 and 1999................................        5
                    -    Condensed Unaudited Statements of Cash Flows for
                            the Nine Months Ended December 31, 2000 and 1999................................        6
                    -    Notes to Unaudited Condensed Interim Financial
                            Statements......................................................................        7

         ITEM 2     -    Management's Discussion and Analysis
                            of Financial Condition and Results of Operations................................       12

PART II.            OTHER INFORMATION

         ITEM 6     -    Exhibits and Reports on Form 8-K...................................................       17

         SIGNATURE..........................................................................................       18

         EXHIBIT INDEX......................................................................................       19

PART I            FINANCIAL INFORMATION

ITEM 1   -   CONDENSED INTERIM FINANCIAL STATEMENTS

                                   ENCISION INC.

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                                        December 31,         March 31,
                                                                                           2000                2000
                                                                                      ----------------   ----------------
                                        ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                              $ 252,929        $  446,473
    Short-term investments                                                                   639,717         1,727,480
    Accounts receivable, net of allowance for doubtful
       accounts of $21,000 and $7,000, respectively                                          598,974           286,027
    Inventory, net of reserve for obsolescence of $80,000
       and $145,000, respectively                                                            760,162           594,514
    Prepaid expenses                                                                          87,909            22,180
                                                                                      --------------     -------------
              Total current assets                                                         2,339,691         3,076,674
                                                                                      --------------     -------------
EQUIPMENT, at cost:
    Furniture, fixtures and equipment                                                        772,929           745,527
    Less - Accumulated depreciation                                                         (659,646)         (565,769)
                                                                                      --------------     -------------
              Equipment, net                                                                 113,283           179,758
                                                                                      --------------     -------------
PATENTS, net of accumulated amortization of $27,087 and $22,852,
              respectively                                                                   118,978           121,507
OTHER ASSETS                                                                                  43,600            13,472
                                                                                      --------------     -------------
              Total assets                                                               $ 2,615,552       $ 3,391,411
                                                                                           =========        ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                                    $    181,229       $   179,967
    Accrued compensation                                                                     141,553            82,530
    Other accrued liabilities                                                                176,778           205,388
    Other current liabilities                                                                     --            10,100
                                                                                      --------------     -------------
              Total current liabilities                                                      499,560           477,985
                                                                                      --------------     -------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
    Preferred stock, no par value, 10,000,000 shares authorized,
       no shares outstanding                                                                      --                --
    Common stock, no par value, 100,000,000 shares authorized,
       5,396,507 and 5,383,507 shares outstanding, respectively                           16,945,542        16,941,317
    Warrants to purchase common stock                                                        290,400           290,400
    Accumulated other comprehensive loss                                                          --           (48,642)
    Accumulated deficit                                                                  (15,119,950)      (14,269,649)
                                                                                      --------------     -------------
              Total shareholders' equity                                                   2,115,992         2,913,426
                                                                                      --------------     -------------
              Total liabilities and shareholders' equity                                 $ 2,615,552       $ 3,391,411
                                                                                          ==========        ==========

   The accompanying notes are an integral part of these financial statements.

                                  ENCISION INC.


                       CONDENSED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                                              For the Three Months
                                                                                                Ended December 31,
                                                                                         -----------------------------
                                                                                              2000              1999
                                                                                         -----------       -----------
REVENUE, NET                                                                               $ 849,162         $ 572,841
COST OF REVENUE                                                                              360,308           346,354
                                                                                         -----------       -----------
              Gross profit                                                                   488,854           226,487
                                                                                         -----------       -----------
OPERATING EXPENSES:
    Sales and marketing                                                                      377,574           392,878
    General and administrative                                                               204,703           218,472
    Research and development                                                                 134,357           133,244
                                                                                         -----------       -----------
              Total operating expenses                                                       716,634           744,594
                                                                                         -----------       -----------
INCOME (LOSS) FROM OPERATIONS                                                               (227,780)         (518,107)
OTHER INCOME:
    Interest income                                                                            8,855            31,668
    Other income (expense)                                                                    21,890            (2,468)
                                                                                         -----------       -----------
NET INCOME (LOSS)                                                                          $(197,035)        $(488,907)
                                                                                            =========         =========
NET INCOME (LOSS) PER SHARE (Note 2):
    Basic and diluted net income (loss) per common share                                    $(0.04)          $(0.09)
                                                                                             ======           ======
    Basic and diluted weighted average shares outstanding                                  5,393,474         5,383,507
                                                                                           =========         =========

  The accompanying notes are an integral part of these financial statements.

                                  ENCISION INC.


                       CONDENSED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                                               For the Nine Months
                                                                                                Ended December 31,
                                                                                       ---------------------------------
                                                                                              2000              1999
                                                                                       --------------   ----------------
REVENUE, NET                                                                              $2,015,106        $1,491,295
COST OF REVENUE                                                                              969,135           899,805
                                                                                       -------------    --------------
              Gross profit                                                                 1,045,971           591,490
                                                                                       -------------    --------------
OPERATING EXPENSES:
    Sales and marketing                                                                    1,006,440           972,128
    General and administrative                                                               576,115           635,478
    Research and development                                                                 333,629           391,935
                                                                                       -------------    --------------
              Total operating expenses                                                     1,916,184         1,999,541
                                                                                       -------------    --------------
INCOME (LOSS) FROM OPERATIONS                                                               (870,213)       (1,408,051)
OTHER INCOME:
    Interest income                                                                           37,535            98,114
    Other income (expense)                                                                   (17,622)           (7,407)
                                                                                       -------------    --------------
NET INCOME (LOSS)                                                                          $(850,301)      $(1,317,344)
                                                                                            ========        ==========
NET INCOME (LOSS) PER SHARE (Note 2):
    Basic and diluted net income (loss) per common share                                    $(0.16)          $(0.24)
                                                                                             =====            =====
    Basic and diluted weighted average shares outstanding                                  5,387,029         5,383,507
                                                                                           =========         =========


        The accompanying notes are an integral part of these statements.

                                  ENCISION INC.


                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                For the Nine Months
                                                                                                Ended December 31,
                                                                                      -----------------------------------
                                                                                              2000              1999
                                                                                      ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                  $    (850,301)      $(1,317,344)
    Adjustments to reconcile net income (loss) to net cash
       used in operating activities-
          Depreciation and amortization                                                       98,112            74,704
          Amortization of discount on short-term investments                                  (9,226)          (53,481)
          Inventory reserves                                                                 (65,000)           35,000
          Doubtful accounts allowance                                                         14,000              (500)
          Changes in operating assets and liabilities-
              Accounts receivable                                                           (326,947)          (50,125)
              Inventory                                                                     (100,648)         (145,068)
              Other assets                                                                   (95,857)           22,979
              Accounts payable                                                                 1,262           (56,408)
              Accrued compensation and other accrued
                 liabilities                                                                  20,313             2,503
              Other non-current liabilities                                                       --            (2,335)
                                                                                      --------------    --------------
                 Net cash (used in) operating activities                                  (1,314,292)       (1,490,075)
                                                                                      --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of equipment                                                                   (27,402)         (112,358)
    Patent costs                                                                              (1,706)           (3,981)
    Purchases of short-term investments, net                                                      --        (2,259,335)
    Sale of short-term investments                                                         1,145,631         3,559,751
                                                                                      --------------    --------------
              Net cash provided by investing activities                                    1,116,523         1,184,077
                                                                                      --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the exercise of stock options                                                4,225                --
                                                                                      --------------     -------------
              Net cash provided by financing activities                                        4,225                --
                                                                                      --------------    --------------
NET (DECREASE) IN CASH AND CASH EQUIVALENTS                                                 (193,544)         (305,998)
CASH AND CASH EQUIVALENTS, beginning of period                                               446,473         1,188,867
                                                                                      --------------    --------------
CASH AND CASH EQUIVALENTS, end of period                                               $     252,929       $   882,869
                                                                                      ==============    ==============


   The accompanying notes are an integral part of these financial statements.

                                  ENCISION INC.


                 NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

                                DECEMBER 31, 2000
                                   (Unaudited)


(1)    ORGANIZATION AND NATURE OF BUSINESS


The Company was incorporated as a Colorado corporation on February 1, 1991. The Company designs, develops, manufactures and markets patented electrosurgical instruments, which are designed to provide greater safety to patients who undergo minimally-invasive surgery. The products are primarily utilized in laparoscopic surgery by General Surgeons and Gynecologic Surgeons. The Company has developed and is marketing its own line of laparoscopic electrosurgical instruments that incorporate the Company's proprietary technology. These products, called AEM* Laparoscopic Instruments, provide the tissue effects the surgeons desire while helping to prevent stray electrical energy and potential patient injury. The Company's sales to date have been principally in the U.S.

The Company has incurred losses since its inception and has an accumulated deficit of $15,119,950 at December 31, 2000 and its operations have been financed primarily through issuance of equity. The Company's liquidity has substantially diminished because of such continuing operating losses and the Company may be required to seek additional capital to continue operations or pursue other alternatives, including a sale of the Company.

The Company's operations are subject to certain risks and uncertainties, including that increased commercial acceptance of the Company's products will have to occur in the marketplace before the Company can attain profitable operations and that continued operating losses and use of cash resources will continue through fiscal year 2001 which will significantly impact the Company's ongoing operations.

As of December 31, 2000, the Company had $892,646 in cash, cash equivalents and short-term investments available to fund future operations. During the nine months ended December 31, 2000, the Company used $1,314,292 in its operations, and $29,108 for investments in property and patents. During the three months ended December 31, 2000, the Company incurred a Net Loss of $197,035 and used approximately $385,000 in its operations. Based on this rate of cash use, the Company believes that it has cash to fund approximately two to three quarters of operations.

Leading into fiscal year 2001, the Company instituted a cost containment program for its operations as well as reduced its employee head count to conserve its cash resources. The Company has also fully implemented its marketing and sales plan to maintain a certain number of essential sales representatives and entered into exclusive agreements with stocking distributors and independent sales representatives to sell the Company's products. These efforts have resulted and are expected to continue to result in increased sales revenues for fiscal year 2001 and reduced operating expenses. With increased sales in fiscal year 2001, the Company is expecting an increase in the gross profit margin that will ultimately reduce the overall net loss incurred from operations and conserve the Company's cash resources. The Company believes that gross profit margin will increase from approximately 35% last fiscal year to 50% by the end of FY 2001, with an overall 45% gross profit margin on sales revenues this year.

It is uncertain if the Company will be able to meet the operational and financial requirements of the fiscal year 2001 budget and limit its use of cash and cash equivalents. The Company can not predict the expected revenues, gross profit margin, net loss and usage of cash and cash equivalents for fiscal year 2001.

If the Company is able to manage the business operations in line with the budget expectations, the Company believes that its cash resources will be sufficient to fund its operations for the remainder of fiscal year 2001, and for a portion of fiscal year 2002. If the Company is unable to manage the business operations in line with the budget expectations, it could have a material adverse effect on the Company's business viability, financial position, results of operations and cash flows. If the Company is not successful by the end of fiscal year 2001 in becoming cash flow break even, additional capital resources will be required to maintain ongoing operations.

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

       SHORT-TERM INVESTMENTS

As required under Statement of Financial Accounts Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115) management determines the appropriate classification of its investments in debt securities at the time of purchase. At December 31, 2000, the Company's short-term investments consist primarily of government securities that the Company classifies as available for sale.

Since the Company will be required to sell certain of its debt securities prior to their maturity, the Company has elected to classify its short-term investments as available for sale.

       INVENTORY

Inventory consists primarily of component parts and raw materials, and is valued at the lower of cost (first-in, first-out basis) or market. Inventory consists of the following:

                                                                              December         March 31,
                                                                               31, 2000            2000
                                                                            ------------     --------------
                  Raw materials                                               $656,828          $526,195
                  Finished goods                                               183,334           213,319
                                                                            ----------        ----------
                                                                               840,162           739,514
                  Less- Reserve for obsolescence                               (80,000)         (145,000)
                                                                            ----------        ----------
                                                                              $760,162          $594,514
                                                                               =======           =======

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition ("SAB 101"). SAB 101 provides guidance on recognition, presentation, and disclosures related to revenue in the financial statements. The Company is required to adopt this standard as of April 1, 2001. Management does not believe the adoption of SAB 101 will have a significant impact on the results of operations or financial position of the Company.

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

(3)    COMMITMENTS AND CONTINGENCIES

The Company is subject to regulation by the United States Food and Drug Administration ("FDA"). The FDA provides regulations governing the manufacture and sale of the Company's products and regularly inspects the Company and other manufacturers to determine their compliance with these regulations. As of December 31, 2000 the Company believes it was in substantial compliance with all known regulations. The Company was last inspected in November 1998 and has not, at December 31, 2000, been notified of any deficiencies from that inspection. FDA inspections are conducted approximately every two years or on a more frequent basis at the discretion of the FDA.

Because of seasonal and other factors discussed in Item 2, Historical Perspective and Outlook and Results of Operations, the results of operations for the quarter ended December 31, 2000 should not be taken as an indication of the results of operations for all or any part of the balance of the year.

The accounts receivable balance at December 31, 2000 of $619,974 included $98,468 (16%) and $65,827 (11%) from two customers and $62,686 (10%) from international customers. The Company's accounts receivable balances are primarily domestic.


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
             RESULTS OF OPERATIONS

       GENERAL

Encision Inc. (the "Company") was founded in 1991 to address product opportunities created by the increase in minimally invasive surgery ("MIS"). The Company's specific focus is on laparoscopy, the most common type of MIS procedure, and the widespread preference for electrosurgery devices in these procedures.

During laparoscopic surgical procedures, the surgeon operates from outside the patient's body, introducing cameras and instruments through small access ports to perform the surgical intervention. MIS enhances the patient's post-operative course of recovery and is now the preferred surgical approach in over 50% of abdominal surgeries.

The market opportunity was created by the surgeons' continued demand for monopolar electrosurgery tools, which they have preferred using in "open" procedures, combined with certain inherent risks of this technology in MIS. The risk of "unintended" electrosurgical burns to the patient in laparoscopic surgery has been well documented.

The Company's approach to the market opportunity was to design and develop a laparoscopic instrument system that helps to prevent unintended electrosurgical burns. The Company's patented AEM* Laparoscopic Instrument System provides the surgeon with the desired tissue effects while helping to prevent stray electrical energy, which can cause unintended and unseen tissue injury. The AEM Instruments incorporate active electrode monitoring technology to dynamically and continuously monitor the flow of electrosurgical current, thereby helping to prevent patient injury. The Company believes that with the proprietary AEM System, surgeons are able to perform a broad range of electrosurgical procedures more safely and efficaciously than is possible using conventional laparoscopic instruments.

The Association of Operating Room Nurses (AORN) recently recognized active electrode monitoring technology as a RECOMMENDED PRACTICE for Endoscopic Minimally Invasive Surgery.

More than three million laparoscopic surgical procedures are performed annually in the US and reports estimate that 85% of surgeons utilize electrosurgical instruments in these procedures. Frost & Sullivan reports an annual market of over $500 million for instruments in laparoscopic surgery worldwide.

       HISTORICAL PERSPECTIVE AND OUTLOOK

The Company was organized in February 1991 and in the first two years developed the AEM system and protective sheaths to adapt to traditional electrosurgical instruments. During this period, the Company applied for patents with the United States Patent Office and conducted product trials.

As the Company evolved, it was clear that the active electrode monitoring technology needed to be integrated into the standard laparoscopic instrument design. As the development program proceeded, it also became apparent that the merging of electrical and mechanical engineering skills in the instrument development process for the Company's patented, integrated electrosurgical instruments was more complex than expected. As a result, instruments with integrated AEM technology were not completed until many years later. It was not until FY 2001 that a sufficiently broad AEM instrument line was available to provide the operating rooms with a Standard of Care -- AEM instruments for all of their electrified monopolar instrumentation in laparoscopic surgery. Prior to offering the full breadth of laparoscopic instrumentation, it was difficult for hospitals to convert to the AEM solution, as there were not adequate comparable surgical instrument options to match what the surgeon demanded.

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

To lay a foundation for future growth within the constraints of the Company's financial resources, the Company focused on expansion of its product line, expansion of independent clinical endorsements of the Company's technology and an improved sales infrastructure.

PRODUCT LINE EXPANSIONS - The Company believes that its strategy of incorporating AEM technology into the standard laparoscopic instrument styles ensures that surgeons do not have to change their operative techniques. This strategy advanced forward in late FY 2000 with new AEM product line extensions. These new products filled gaps in the product line that were very important to the General and Gynecologic Surgeons.

Management believes that the AEM Laparoscopic Instrument line now, for the first time, includes a full array of instrument styles to meet the surgeons' demands and allows them to implement AEM technology without changing their surgical techniques or operating room protocols.

SALES INFRASTRUCTURE IMPROVEMENTS - The Company recognizes the need to continually improve its sales network of independent distributors by developing relationships with distributors who represent synergistic products and whose primary focus is Electrosurgery & MIS. This network was substantially overhauled during FY 2000. With the improved network of Independent Distributors, the Company has also hired an experienced team of Regional Sales Managers to manage, motivate, educate and direct the individual distributor sales representatives. These new business managers were hired in late-FY 2000 to focus on optimizing the sales function in the field, to accelerate the sales accomplishments and maximize revenue growth.

CLINICAL ENDORSEMENTS - FY 2000 represented the culmination of a series of independent clinical endorsements of the Company's proprietary technology. With its recent recognition as an AORN RECOMMENDED PRACTICE (by the Association of periOperative Registered Nurses) the Company's technology is now recommended by sources representing all groups involved with minimally-invasive surgery:
Surgeons, Nurses, Biomed Engineers, Medicolegal professionals, Malpractice Insurance carriers and other electrosurgery device manufacturers.

The Company believes that gaining broad clinical endorsements is a demonstrated and successful process for surgical technology to traditionally advance in the marketplace. From a concern or problem in surgery, the medical device industry develops a technological solution and this solution evolves to gain the breadth of endorsements. Once this occurs, the technology is then employed by the hospital to benefit the patient, surgeon and operating room staff. Management believes that AEM technology is following the same path as previous revolutions in electrosurgery. As with "Isolated" ESU generators in the 1970s and with "REM" technology in the 1980s, AEM technology is receiving the broad clinical endorsements that drove previous new technology to market acceptance.

The Company believes the unique performance of the AEM technology and its breadth of clinical endorsements provides an opportunity for market growth. Management feels that the market visibility and awareness of the AEM technology and its independent surgical endorsements was substantially improved in the past year and that this will benefit the sales efforts.

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

       RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1999.

NET REVENUES. Revenues for the quarter ended December 31, 2000 were $849,162 compared to $572,841 for the quarter ended December 31, 1999, an increase of 48%. The increase is attributable to the Company continuing to develop the effectiveness of the independent distribution network and a visible marketing campaign. Also, international distributors contributed approximately $50,000 in new revenues. While there can be no assurance that the arrangement with the Company's distributors will result in increasing and recurring business, the Company believes that the improving distribution network will be effective marketing partners.

GROSS PROFIT. The gross profit for the quarter ended December 31, 2000 of $488,854 increased by 116% from the quarter ended December 31, 1999 gross profit of $226,487. Gross profit as a percentage of revenue (gross margin) increased from 40% for the quarter ended December 31, 1999, to 58% in the quarter ended December 31, 2000. The increase in gross profit is due to the reduced impact of fixed operations costs at a higher revenue level, and the increasing margins on the core AEM products. Gross profit and gross margin can be expected to fluctuate from quarter to quarter as a result of product sales mix and sales volume.

SALES AND MARKETING EXPENSES. Sales and marketing expenses of $377,574 for the quarter ended December 31, 2000, decreased by 4% compared to $392,878 for the quarter ended December 31, 1999. The decrease is primarily due to efficiencies in the execution of the Sales & Marketing Plan.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $204,703 for the quarter ended December 31, 2000 decreased by 6% compared to $218,472 for the quarter ended December 31, 1999. This decrease is the result of lower headcount and other spending constraints.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses of $134,357 for the quarter ended December 31, 2000 increased slightly compared to $133,244 for the quarter ended December 31, 1999.

FOR THE NINE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1999.

NET REVENUES. Revenues for the nine months ended December 31, 2000 were $2,015,106 compared to $1,491,295 for the nine months ended December 31, 1999, an increase of 35%. The increase is attributable to the Company continuing to develop the effectiveness of the independent distribution network and a visible marketing campaign. In addition, international distributors contributed approximately $150,000 in new revenue for the nine-month period. While there can be no assurance that the arrangement with the Company's distributors will result in increasing and recurring business, the Company believes that the improving distribution network will be effective marketing partners.

GROSS PROFIT. The gross profit for the nine months ended December 31, 2000 of $1,045,971 increased by 77% from the nine months ended December 31, 1999 gross profit of $591,490. Gross profit as a percentage of revenue (gross margin) increased from 40% for the nine months ended December 31, 1999, to 52% in the nine months ended December 31, 2000. The increase in gross profit is due to the reduced impact of fixed operations costs at a higher revenue level, and the increasing margins on the core AEM products. Gross profit and gross margin can be expected to fluctuate from quarter to quarter as a result of product sales mix and sales.

SALES AND MARKETING EXPENSES. Sales and marketing expenses of $1,006,440 for the nine months ended December 31, 2000, increased by 4% compared to $972,128 for the nine months ended December 31, 1999. The 35% increase in Net Revenue was accomplished with only a 4% increase in Sales and Marketing expenses due to efficiencies in executing the ongoing sales and marketing programs and budget.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $576,115 for the nine months ended December 31, 2000 decreased by 9% compared to $635,477 for the nine months ended December 31, 1999. This decrease is the result of lower headcount and other spending constraints.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses of $33,629 for the nine months ended December 31, 2000 decreased 15% compared to $391,935 for the nine months ended December 31, 1999. This decrease is due to the completion of some core development projects filling gaps in the product line.

       LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its cash requirements principally through sales of Common Stock which approximated $17.3 million through December 31, 2000, and, to a substantially lesser degree, funds provided by sales of the Company's products. Historically, these funds have been used for working capital and general corporate purposes including research and development. The

Company may use working capital to build inventories, to ensure that orders can be filled in a timely manner, to support the sales efforts of the Company's sales force and to accommodate anticipated growth. The remaining net proceeds from the Company's initial public offering are currently invested primarily in money market instruments and government securities.

Capital expenditures historically have been relatively minor, and have consisted of specialized equipment, manufacturing equipment, office equipment and leasehold improvements. The Company anticipates that its capital requirements will remain relatively minor.

During late fiscal year 2000, the Company instituted a cost containment program for its operations as well as reduced its employee head count to conserve its cash resources. The Company has also fully implemented its marketing and sales plan to maintain a certain number of essential sales representatives and entered into exclusive agreements with stocking distributors and independent sales representatives to sell the Company's products. These efforts have and are expected to continue to result in increased sales revenues for fiscal year 2001 and reduced operating expenses. With increased sales in fiscal year 2001, the Company is expecting an increase in the gross profit margin that will ultimately reduce the overall net loss incurred from operations and slow the consumption of the Company's cash resources. Competitive disadvantages might occur as a result of the Company's current liquidity situation and diminishing cash resources.

The Company's operations are subject to certain risks and uncertainties, including that increased commercial acceptance of the Company's products will have to occur in the marketplace before the Company can attain profitable operations and that operating losses and use of cash resources will continue during fiscal year ended March 31, 2001 ("FY 2001") which will significantly impact the Company's ongoing operations.

Even though the Company has been able to increase revenue during FY 2001 over the prior year period, and decrease its net loss during this same period, it is uncertain if the Company will be able to meet the operational and financial requirements of the proposed fiscal year 2001 budget and limit its use of cash and cash equivalents. The Company used $1,314,292 in cash and cash equivalents for its operations for the nine months ended December 31, 2000. While the Company has budgets to guide its operating decisions, the Company can not predict with certainty the expected revenues, gross profit margin, net loss and usage of cash and cash equivalents for fiscal year 2001.

At December 31, 2000, the Company has approximately $900,000 in cash and $1.8 million in working capital. At current rates of cash consumption, this provides the Company with between two and three quarters of cash availability and between three and four quarters of working capital to fund operations and other cash needs, and to achieve cash flow break even from its operations. Quarterly revenue levels of approximately $1.1 million are required to achieve cash flow break even. Management has begun the process of identifying options to provide funds for ongoing operations as well as other possible courses of action. Such actions include, but are not limited to, sales of debt or equity securities (which may result in substantial dilution to existing shareholders), licensing of technology, strategic alliances, mergers and other similar actions. Management expects to complete its analysis of the alternative courses of action and plans to commence execution of its selected course of action no later than March 31, 2001.

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

The Company's common stock is traded on the Over The Counter Bulletin Board (OTC Bulletin Board: ECSN.OB).

         INCOME TAXES

Net operating loss carryforwards totaling approximately $15.1 million are available to reduce taxable income as of December 31, 2000. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the year 2011. The Company has not paid income taxes since its inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year, if certain events occur, including changes in ownership interests. The Company has established a valuation allowance for the entire amount of its deferred tax asset since inception due to its history of operating losses.


PART II.            OTHER INFORMATION
         ITEM 1            Not Applicable

         ITEM 2            Not Applicable

         ITEM 3            Not Applicable

         ITEM 4     -      Not Applicable

         ITEM 5     -      Not Applicable

         ITEM 6     -      EXHIBITS AND REPORTS ON FORM 8-K

                          (a)  Exhibits
                               None

                                    SIGNATURE



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Electroscope has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



          Name                        Title                         Date
-----------------------   ------------------------------    -------------------

  /s/ Marcia McHaffie     Controller                         February 14, 2001
-----------------------   (Principal Accounting Officer)
     Marcia McHaffie