Form 10KSB40
period 2001-03-31
ENCISION INC
filed 2001-07-13
CIK 930775

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2001

                           Commission File No. 0-28604

                                  ENCISION INC.
                            ------------------------
               (Exact name of Issuer as specified in its charter)

                  Colorado                         84-1162056
     -------------------------------         ------------------------------
     (State or other jurisdiction of         (I.R.S. Identification Number)
      incorporation or organization)

           4828 Sterling Drive, Boulder, Colorado             80301
          ----------------------------------------          ----------
          (Address of principal executive offices)          (Zip Code)

         Issuer's telephone number, including area code: (303) 444-2600

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:
                           COMMON STOCK, NO PAR VALUE

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer had total revenues of $3,017,384 for its fiscal year ended March 31, 2001.

As of June 29, 2001 assuming as a market value the price of $1.95 per share (the last sales price of the Issuer's Common Stock on the NASDAQ Over the Counter Bulletin Board) the aggregate market value of shares held by non-affiliates was $4,244,445.

As of June 29, 2001 the Issuer had outstanding 5,402,307 shares of Common Stock, no par value.

Documents Incorporated by Reference: Definitive Proxy Statement for the 2001 Annual Shareholders' meeting to be filed with the Commission and incorporated by reference as described in Part III and certain exhibits contained in Registration Statement #333-4118-D declared effective with the SEC on June 25, 1996. The 2001 Proxy Statement will be filed within 120 days after the end of the fiscal year ended March 31, 2001.

This Form 10-K consists of 38 pages.

STATEMENTS CONTAINED IN THIS FORM 10-KSB ARE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY THE FORWARD LOOKING STATEMENTS. ALL FORWARD LOOKING STATEMENTS IN THE ANNUAL REPORT AND FORM 10-KSB, INCLUDING STATEMENTS ABOUT THE COMPANY'S STRATEGIES, EXPECTATIONS ABOUT NEW AND EXISTING PRODUCTS, MARKET DEMAND, ACCEPTANCE OF NEW AND EXISTING PRODUCTS, TECHNOLOGIES AND OPPORTUNITIES, MARKET SIZE AND GROWTH, AND RETURN ON INVESTMENTS IN PRODUCTS AND MARKET, ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE OF THIS DOCUMENT AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE SUCH FORWARD LOOKING STATEMENTS. READERS OF THIS ANNUAL REPORT AND FORM 10-KSB ARE STRONGLY ENCOURAGED TO REVIEW THE SECTION ENTITLED "RISK FACTORS WHICH MAY AFFECT FUTURE PERFORMANCE".

                                     PART I

ITEM 1. BUSINESS.

COMPANY OVERVIEW

Encision Inc. ("Company") has developed and launched innovative technology that is emerging as a standard of care in minimally-invasive surgery. The Company believes its patented AEM(R) technology is changing the marketplace for electrosurgical devices and laparoscopic instruments by providing a solution to a recognized problem in laparoscopic surgery.

Encision was founded to address market opportunities created by the increase in minimally-invasive surgery ("MIS") and the surgeon's preference for using electrosurgery devices in these procedures.

The product opportunity was created by surgeons' continued widespread demand for using monopolar electrosurgery instruments which, when used in laparoscopic surgery, are susceptible to causing inadvertent collateral tissue damage outside the surgeon's field of view. The risk of unintended electrosurgical burns to the patient in laparoscopic surgery has been well documented. This risk poses a significant threat to patient safety and creates liability exposure for surgeons and hospitals that do not adequately address the issue.

Encision's patented AEM technology provides surgeons with the desired tissue effects, while preventing stray electrosurgical energy that can cause unintended and unseen tissue injury. AEM Laparoscopic Instruments incorporate "active electrode monitoring" technology to dynamically and continuously monitor the flow of electrosurgical current, thereby helping to prevent patient injury. With the AEM system, surgeons are able to perform electrosurgical procedures more safely and efficaciously than is possible using conventional laparoscopic instruments. In addition, the AEM instruments are cost competitive with the standard "non-shielded, non-monitored" laparoscopic instruments.

AEM technology has been recommended and endorsed by sources from all groups surrounding minimally-invasive surgery: surgeons, nurses, biomedical engineers, the medicolegal community, malpractice insurance carriers and other electrosurgical device manufacturers. The breadth of endorsements continues to expand with the recognition of active electrode monitoring technology as an AORN RECOMMENDED PRACTICE by the Association of periOperative Registered Nurses and with the recent Insurance and Medicolegal endorsements.

BUSINESS HIGHLIGHTS

PROPRIETARY, PATENTED TECHNOLOGY

Encision has developed and launched patented AEM technology that enhances patient safety and outcome in laparoscopic surgical procedures. The Company has been issued three patents relating to AEM technology from the United States Patent Office, each encompassing multiple claims. These patents have between ten and fourteen years remaining. The Company also has patents issued in Japan, Canada and Australia. New patents are currently pending in both the United States and Europe.

TECHNOLOGY SOLVES A REAL PROBLEM IN MINIMALLY INVASIVE SURGERY

Minimally-invasive surgery offers significant benefits for patients by reducing trauma, hospital stays, recovery times and medical costs. However, these benefits have not been achieved without the emergence of new problems. The risk of unintended tissue damage from stray electrosurgical energy has been documented by the industry. Such injuries can be especially troubling given the fact that they can go unrecognized and can lead to a cascade of adverse events, including death. Encision's patented AEM technology helps to eliminate the risk of stray electrosurgical burns in MIS.

PRODUCT LINE HAS BEEN DEVELOPED AND LAUNCHED

The Company's AEM Laparoscopic Instruments have been engineered to provide a seamless transition for surgeons switching from conventional laparoscopic instruments. AEM technology has been integrated into instruments that have the same look, feel and functionality of the instruments which surgeons have been using for years. The AEM product line encompasses the full range of instrument types and styles favored by laparoscopic surgeons. Thus, hospitals can make a complete and smooth transition to the Company's product line, thereby advancing patient safety in MIS.

TECHNOLOGY HAS RECEIVED BROAD ENDORSEMENTS

The Company's AEM technology has received independent endorsements from sources in all groups involved in minimally invasive surgery: surgeons, nurses, biomedical engineers, medicolegal professionals, insurance companies and other electrosurgery device manufacturers. Active electrode monitoring technology received a key endorsement with its recognition as an AORN RECOMMENDED PRACTICE by the Association of periOperative Registered Nurses.

EMERGING AS A STANDARD OF CARE

AEM technology is following a similar path as previous technical revolutions in surgery. Throughout the history of electrosurgery, companies that have developed significant technological breakthroughs in patient safety have seen their technologies become Standard of Care. As with "Isolated" electrosurgical generators in the 1970s and with "REM" technology in the 1980s, AEM technology is receiving the broad clinical endorsements that drove these previous new technologies to becoming Standard of Care. The Company's proprietary AEM technology enhances patient safety in MIS and clinicians are now widely advocating its use. The recent realization of a fully integrated AEM product line, combined with recent independent endorsements, has created momentum in the marketplace.

DEVELOPING DISTRIBUTION NETWORK IS ADVANCING UTILITY OF AEM TECHNOLOGY

The Company's AEM technology, in the hands of a sales network with access to widespread distribution in the surgery marketplace, is helping to increase utility and market share. Historically, the Company's sales and marketing efforts have been hindered by its small size and limited distribution channels. An improving sales network is increasing the number of hospital conversions to AEM technology and advancing its utility in the market.

SOLE POSSESSION OF KEY TECHNOLOGY PROVIDES MARKETING LEVERAGE

Management believes that sole possession of AEM technology provides the Company with marketing leverage toward gaining an increased share of the large market for laparoscopic instruments.

MARKET OVERVIEW

In the 1990s, surgeons began widespread use of minimally-invasive surgical techniques. The benefits of MIS are substantial and include reduced trauma for the patient, reduced hospital stay, shorter recovery time and lower medical costs. With improvements in the micro-camera and in the variety of available instruments, laparoscopic surgery became very popular among general and gynecologic surgeons. Laparoscopy now accounts for a large percentage of all surgical procedures performed in the United States. Approximately 50% of all abdominal surgeries are now performed via a laparoscopic approach.

There are over 2.5 million laparoscopic procedures performed annually in the US, and this number is rising 2% annually (Note: market estimates in this section are referenced from Frost & Sullivan and Medical Data International).

The annual US market for laparoscopic instrumentation is currently estimated to be over $1 billion for general and gynecologic surgery. A component of that market includes Laparoscopic Hand Instruments: scissors, graspers, dissectors, forceps, suction/irrigation devices, clip appliers and other surgical hand instruments of various designs that perform a variety of tissue effects.

Among the Laparoscopic Hand Instruments, approximately $270 million annually are instruments designed for "monopolar" electrosurgical utility. International revenue in these markets can conservatively be estimated at 50% of the US market. The total worldwide market represents approximately $400 million annually.

This annual market of $400 million - for laparoscopic monopolar electrosurgical instruments -- is the market the Company is targeting with its innovative AEM Laparoscopic Instruments. The Company's proprietary AEM product line replaces the standard monopolar electrosurgical instrumentation commonly used in laparoscopic surgery today.

When a hospital converts to AEM technology it provides recurring revenue from sales of replacement instruments. In FY 2001, there was a 97% retention rate of customers who had converted to AEM technology in FY 2000. Management believes this indicates strong customer satisfaction and is further supported by the fact that there is no directly competing technology to supplant AEM products once the hospital has converted. The replacement market of reusable and disposable AEM products in converted hospitals represents over 65% of the Company's revenue and this revenue stream is expected to grow as the base of newly converted hospitals continues to grow.

The Company aims to further develop the market by continuing to educate healthcare professionals about the benefits of active electrode monitoring to advance patient safety. The Company continues to improve its sales network to reach the decision makers who purchase laparoscopic electrosurgical equipment.

THE TECHNOLOGY

THE PROBLEM: STRAY ELECTRICAL ENERGY

Electrosurgical technology is a valuable and popular resource for the surgeon. Since its introduction in the 1930s it has continually evolved and today is utilized in over 75% of all surgeries.

The primary form of electrosurgery, "monopolar" electrosurgery, is a standard tool for general surgeons throughout the world. In monopolar electrosurgery, the surgeon uses an instrument (typically scissors, spatula blades or grasper/dissectors) to deliver electrical current to patient tissue. This "active electrode" provides the surgeon the ability to cut, coagulate or ablate tissue as needed during the surgery. With the advent of MIS procedures, surgeons have maintained their preference for using monopolar electrosurgery as their primary tool for hemostatic incision, excision and ablation.

Unfortunately, the micro-camera system used in laparoscopy limits the surgical field-of-view. Ninety percent of the instrument may be outside the surgeon's field-of-view at any given time during the surgery.

Conventional laparoscopic electrosurgical instruments from competing manufacturers are susceptible to emitting stray electrical currents during the procedure. Since stray electrical energy can occur at any point along the shaft of the instrument, the potential for burns occurring to tissue outside the surgeon's field-of-view is of great concern. Such burns to non-targeted tissue are dangerous as they are likely to go unrecognized and may lead to complications, such as perforation and infection in adjacent tissues or organs, and this can cause a cascade of adverse events. Reports indicate that this situation has even resulted in fatalities.

In many cases, the surgeon cannot detect stray electrosurgical burns at the time of the procedure. The resulting complication usually presents itself three to seven days later in the form of a severe infection, which often results in a return to the hospital and a difficult course of recovery for the patient.

Stray electrosurgical energy can result from two primary causes -- insulation failure and capacitive coupling. Instrument insulation failure is a common occurrence in laparoscopy. Conventional active electrodes for laparoscopy are designed with the same basic construction -- a single conductive element and an outer insulation coating. Unfortunately, this insulation can fail during the natural course of normal use during surgery. It is also possible for instrument insulation to become flawed during the cleaning and sterilization process. This common insulation failure can allow electrical currents to "leak" from the active electrode to unintended and unseen tissue with potentially serious ramifications for the patient.

Capacitive coupling is another way stray electrosurgical energy can cause unintended burns during laparoscopy. Capacitive coupling is an electrical phenomenon that occurs when current is induced from the active electrode to nearby tissue despite intact instrument insulation. This potential for capacitive coupling is present in all laparoscopic surgeries that utilize monopolar electrosurgery devices and is likely to occur outside the surgeon's field-of-view.

Insulation failure and capacitive coupling are the primary cause of stray electrosurgical burns in laparoscopy and are the two events over which the surgical team has traditionally had little, if any, control.

THE SOLUTION: ENCISION'S AEM LAPAROSCOPIC INSTRUMENTS

Active electrode monitoring eliminates the risk of stray electrical energy caused by insulation failure and capacitive coupling and thus helps to prevent unintended internal burns to the patient.

Whereas conventional instruments are simply a conductive element with a layer of insulation coating, AEM Laparoscopic Instruments have a patented, multi-layered design with a built-in "shield", much like the third-wire ground in standard electrical cords. The shield in these instruments is referenced back to a "monitor" at the electrosurgical generator. In the event of a harmful level of stray electrical energy, the monitor shuts down the power at the source, ensuring patient safety. For instance, if instrument insulation failure should occur, the AEM system, while continually monitoring the instrument, immediately shuts down the electrosurgical generator, turning off the electrical current and alerting the surgical staff.

The AEM system protects against capacitive coupling by providing a neutral return path for any "capacitively coupled" electrical current. Capacitively coupled energy is continually drained away from the instrument and away from the patient through the protective shield built into the AEM instrument.

AEM Laparoscopic Instruments are an innovative solution to stray electrosurgical burns in laparoscopic surgery designed with the same look, feel and functionality as conventional instruments. They direct electrosurgical energy where it is needed, while continuously monitoring the current flow to prevent stray electrosurgical energy from insulation failure or capacitive coupling.

The AEM system consists of shielded 5mm AEM instruments and an AEM monitor. The AEM instruments are designed to function identically to the conventional 5mm instruments that the surgeon is familiar with, but with the added benefit of enhanced patient safety. The Company's entire line of laparoscopic instruments has the integrated AEM design and includes the full breadth of instruments that are common in laparoscopic surgery today. The AEM monitor is compatible with most electrosurgical generators. Thus, implementation of the AEM Laparoscopic Instrument system requires no change in surgical technique or operating room staff protocols. Active electrode monitoring provides enhanced patient safety, requires no change in surgeon technique and is cost effective.

The Company continues to develop new products that will complement the AEM product line. These new AEM product initiatives include expansion into MIS endoscopic procedures beyond laparoscopy.

TECHNOLOGY PRECEDENTS

The Company believes that gaining broad clinical endorsements is a demonstrated and successful process for surgical technology to advance in the marketplace. From a concern or problem in surgery, the medical device industry develops a technological solution, and this solution evolves to gain the breadth of endorsements. Once this occurs, the technology is then widely employed by hospitals to benefit patients, surgeons and the operating room staff. Management believes that AEM technology is following the same path as previous revolutions in electrosurgery. As with "Isolated" ESU generators in the 1970s and with "REM" technology in the 1980s, AEM technology has received the broad clinical endorsements that drove previous new technology to broad market acceptance.

TIME PERIOD                  PROBLEM                                    SOLUTION                                  RESULTS
-----------                  -------                                    --------                                  -------
PRIOR TO 1970       ALL ELECTROSURGICAL UNITS HAD A
                    "GROUNDED" DESIGN

                    ALTERNATE PATHS FOR THE CURRENT WERE       "ISOLATED" ELECTROSURGERY                PATIENT SAFETY IS IMPROVED.
                    POSSIBLE, CAUSING PATIENT BURNS                                                     NEW STANDARD OF CARE


PRIOR TO 1980       ALL ELECTROSURGICAL PATIENT RETURN
                    ELECTRODES WERE "NOT MONITORED"

                    PATIENT BURNS AT RETURN ELECTRODE SITE     REM - RETURN ELECTRODE MONITORING        PATIENT SAFETY IS IMPROVED.
                    WERE POSSIBLE                                                                       NEW STANDARD OF CARE

1990S & 2000        INTRODUCTION OF MINIMALLY INVASIVE
                    SURGERY

                    STRAY ELECTROSURGICAL ENERGY CAUSES        AEM LAPAROSCOPIC INSTRUMENTS -           PATIENT SAFETY IS IMPROVED.
                    UNINTENDED, UNSEEN TISSUE BURNS            ACTIVE ELECTRODE MONITORING SYSTEM       EMERGING STANDARD OF CARE

HISTORICAL PERSPECTIVE

The Company was organized in 1991 and in subsequent years developed the AEM monitoring system and protective sheaths to adapt to traditional electrosurgical instruments. During this period, the Company conducted product trials and applied for patents with the United States Patent Office and with the International patent agencies. Patents were issued in 1994, 1997 and 1998.

As the Company evolved, it was clear that its active electrode monitoring technology needed to be integrated into the standard laparoscopic instrument design. As the development program proceeded, it also became apparent that the merging of electrical and mechanical engineering skills in the instrument development process for the Company's patented, integrated electrosurgical instruments was more complex than expected. As a result, instruments with integrated AEM technology were not completed for several years. It was not until FY 2000 that a sufficiently broad AEM instrument line was introduced to provide hospital operating rooms with a Standard of Care -- AEM Instruments for all of their electrified monopolar instrumentation in laparoscopic surgery. Prior to offering the full range of laparoscopic instrumentation, it was difficult for hospitals to commit to the AEM solution, as there were not adequate comparable surgical instrument options to match what the surgeon demanded.

RECENT DEVELOPMENT OF CRITICAL CAPABILITIES

The culmination of the launch of a full line of AEM Laparoscopic Instruments was accomplished in the past fiscal year. With the broad array of AEM instruments now available, the surgeon has a wide choice of instrument options and does not have to change surgical technique. Since conversion to AEM technology is transparent to the surgeon, hospitals can now universally convert to AEM technology, thus providing all of their laparoscopic patients a higher level of safety.

This coincides with the continued expansion of independent endorsements for AEM technology. New recommendations from the malpractice insurance and medicolegal communities complement the broad clinical endorsements AEM technology has garnered over the past few years.

PRODUCTS

Encision produces and markets a full line of AEM Laparoscopic Instruments, which are shielded and monitored to prevent stray electrosurgical burns from insulation failure and capacitive coupling. The Company's product line includes articulating instruments (scissors, graspers and dissectors), fixed-tip electrodes and suction-irrigation electrodes. These AEM Instruments are available in a wide array of reusable and disposable options. In addition, the Company markets the AEM Monitor product line that is used in conjunction with the AEM instruments.

SALES AND MARKETING OVERVIEW

It is the Company's belief that AEM technology will become the Standard of Care in laparoscopic surgery worldwide.

The Company's marketing efforts are focused toward capitalizing on substantial independent endorsements for the AEM technology. These third-party endorsements advocate utilizing active electrode monitoring for advancing patient safety in laparoscopy. Recently, substantial marketing momentum has been achieved as a result of the technology's recognition as an AORN RECOMMENDED PRACTICE.

To cost-effectively expand market coverage, the Company focuses on optimizing its distribution network that is comprised of independent sales representative organizations and stocking distributors who are managed and directed by the Company's regional sales managers. Together, this network provides market presence throughout the United States. In addition, the Company has begun developing distribution relationships in Europe, Canada, Mexico and elsewhere outside the U.S.

In some instances customers have recognized the patient safety risks inherent in monopolar electrosurgery and readily accepted the AEM System as the way to eliminate those risks. In other instances, the Company has found selling the concept behind the AEM System more difficult. This is due to several factors, including the necessity to make surgeons, perioperative nurses and hospital risk managers aware of the potential for unintended electrical burns (which exists when conventional instruments are used during laparoscopic monopolar electrosurgery) and the increased medicolegal liability exposure that results. Additionally, the Company has to contend with the overall lack of single purchasing points in the industry (both surgeons and hospitals have to be in substantial agreement as to the benefits of the AEM System), and the consequent need to make multiple sales calls on those personnel with the authority to commit to hospital expenditures. Other challenges include the fact that many hospitals have contractual agreements with manufacturers of competing surgical instruments making the Company's selling efforts more difficult.

All of the above issues have been lessened, however, in light of recent clinical recommendations concerning active electrode monitoring, most notably the fact that active electrode monitoring has been recognized an AORN RECOMMENDED PRACTICE for Endoscopic MIS by the Association of periOperative Registered Nurses. The Company's marketing efforts are focused toward capitalizing on the technology's substantial independent endorsements. These third-party endorsements advocate utilizing this technology for advancing patient safety in laparoscopy.

In addition, there is increasing public interest in the reduction of medical errors and the advancement of patient safety. This interest and focus is reflected in the new JCAHO Standards (Joint Commission on Accreditation of Healthcare Organizations) enacted in 2001 which specify that hospitals must show proactive initiatives on advancing patient safety in order to renew the hospital's accreditation. Some recent hospital conversions to AEM technology have been motivated in part by these new JCAHO patient safety standards. Management believes the credibility and importance of the Company's technology is complemented by this renewed public interest in advancing patient safety.

To cost-effectively expand market coverage, the Company has contracted with and trained a network of independent distributors and sales reps across the U.S. This network has experience selling into the hospital operating room environment and management believes this network offers the Company the best opportunity to broaden acceptance of its product line and generate increased and recurring revenues. In addition to the efforts to broaden market acceptance in the United States, the Company has contracted with independent distributors in Australia, Canada and elsewhere to market the Company's products internationally. The Company achieved CE marking in August 2000 to allow a launch into the European marketplace. CE is an abbreviation of the phrase "Conformite Europeene" indicating that a manufacturer has conformed to all of the obligations imposed by European health, safety and environmental legislation. CE certification opens up incremental markets in Europe.

The Company believes that its sales strategy, along with the expanded independent clinical endorsements for AEM technology and the recent introduction of new AEM products, will provide the basis for increased revenues and will ultimately lead to profitable operations. However, these measures, or any others that the Company may adopt, may not result in either increased revenues or profitable operations.

RESEARCH & DEVELOPMENT

The Company employs full-time engineers and uses independent contractors from time to time in its research and product development efforts. This group continuously explores ways to broaden and enhance the product line. The Company is continually expanding the AEM product line to satisfy the evolving needs of surgeons. For AEM technology to fully become Standard of Care, the Company must satisfy the surgeons' preferred instrument styles with integrated AEM technology. This commitment includes expanding the styles of electrosurgical instruments available for MIS applications so that the conversion to AEM technology is transparent to the surgeon and would not require significant change in their current surgical techniques. The Company believes that as MIS techniques are applied to additional types of surgery, there will be a need to develop AEM instruments capable of performing such surgeries. As this happens, the Company believes the medical community will expect that all surgical equipment using monopolar electrical energy should be shielded and actively monitored to ensure patient safety. Future research and development efforts will address such opportunities.

MANUFACTURING, REGULATORY AFFAIRS AND QUALITY ASSURANCE

The Company engages in various manufacturing and assembly activities at its facility in Boulder, Colorado. These operations include manufacturing and assembly of the AEM Laparoscopic Instrument System as well as fabrication, assembly and test operations for instruments and accessories. The Company also has relationships with a number of outside suppliers which provide primary sub-assemblies in addition to various electronic and sheet metal components, as well as machined and molded parts used in the Company's products.

The Company believes that the use of both internal and external manufacturing capabilities allows for increased flexibility in meeting its customer delivery requirements, and significantly reduces the need for investment in specialized capital equipment. The Company has developed multiple sources of supply where possible. The relationship between the Company and its suppliers is generally limited to individual purchase order agreements supplemented, as appropriate, by contractual relationships to help ensure the availability and low cost of certain products.

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

The Company's leased facility of 11,455 square feet contains approximately 6,500 square feet of manufacturing, regulatory affairs and quality assurance space. The facility is designed to comply with the Quality System Regulation ("QSR") as specified in published FDA regulations. As noted below (Government Regulation), in the latest inspection by the FDA (November 1998), the Company's facility has been found to be "...in substantial compliance with the Quality System Regulation ..."

PATENTS, PATENT APPLICATIONS AND PROPRIETARY RIGHTS

Encision has invested heavily in an effort to protect its valuable technology and, as a result of this effort, the Company has been issued a number of relevant patents that together form a significant intellectual property position. The Company was granted a United States patent having 42 claims on May 17, 1994. This patent relates to the basic shielding and monitoring technologies that the Company now incorporates in its AEM products. The Company was granted United States Patents on January 7, 1997 and June 23, 1998, relating to specific implementations of shielding and monitoring in instruments. Additional United States patent applications are pending, one relating to the incorporation of the shielding and monitoring technologies in various other instrument configurations. Foreign patents relating to the basic AEM shielding and monitoring technologies have been issued in Japan, Canada and Australia and are pending in Europe.

There are between ten years and fourteen years remaining on the Company's AEM patents.

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

The Company requires its employees to execute non-disclosure agreements upon commencement of employment. These agreements generally provide that all confidential information developed or made known to the individual by the Company during the course of the individual's employment is the Company's property and is to be kept confidential and not disclosed to third parties.

COMPETITION

READERS OF THIS FORM 10-KSB ARE ENCOURAGED TO READ THIS SECTION ON COMPETITION IN CONNECTION WITH THE SECTION ENTITLED "RISK FACTORS WHICH MAY AFFECT FUTURE PERFORMANCE".

The electrosurgical products market is intensely competitive and tends to be dominated by a relatively small group of large and well-financed companies. The Company competes directly for customers with those companies that currently make conventional electrosurgical instruments. Larger competitors include US Surgical Corporation (a Division of Tyco) and Ethicon Endo-Surgery (a Division of Johnson & Johnson). While the Company knows of no competitor (including those referenced above) that can provide an continuous solution to stray electrosurgical energy, the manufacturers of conventional (non-monitored, non-shielded) instruments will resist any loss of market share resulting from the presence of the Company's products in the marketplace.

The Company also believes that manufacturers of products based upon alternative technology to monopolar electrosurgery are competitors of the Company. These alternative technologies include Bipolar electrosurgery, laser surgery and the harmonic scalpel. Leading manufacturers include Gyrus (bipolar electrosurgery), Coherent (laser surgery) and Ethicon Endo-Surgery (harmonic scalpel). The Company believes that monopolar electrosurgery offers substantial competitive advantages over these alternative "energy" technologies. However, the risk exists that these alternative technologies may gain greater market share and new competitive techniques may be developed and introduced.

As mentioned in the Sales and Marketing discussion, the competitive issues involved in selling the Company's AEM product line do not primarily revolve around a comparison of cost or features, but rather involve generating an awareness of the inherent hazards of monopolar electrosurgery and the potential for injury to the patient. This involves selling concepts, rather than just a product, which results in a longer sales cycle and generally higher sales costs. Recent clinical recommendations concerning active electrode monitoring technology have greatly enhanced the clinical credibility of the AEM System. However, the Company's efforts to increase market awareness of this technology may not be successful and the Company's competitors may develop alternative strategies and/or products to counter the Company's marketing efforts.

Many of the Company's competitors and potential competitors have widely used products and significantly greater financial, technical, product development, marketing and other resources. The Company may not be able to compete successfully against current and future competitors and competitive pressures faced by the Company may materially adversely affect its business, operating results and financial condition.

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

If a manufacturer or distributor of medical devices can establish that a proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or to a Class III medical device for which the FDA has not required a Pre-Market Approval application, the manufacturer or distributor may seek FDA marketing clearance for the device by filing a 510(k) pre-market notification. Following submission of the 510(k) notification, the manufacturer or distributor may not place the device into commercial distribution in the United States until an order has been issued by the FDA. The FDA's target for issuing such orders is within 90 days of submission, but the process can take significantly longer. The order may declare the FDA's determination that the device is "substantially equivalent" to another legally marketed device and allow the proposed device to be marketed in the United States. The FDA may, however, determine that the proposed device is not substantially equivalent or may require further information, such as additional test data, before making a determination regarding substantial equivalence. Any adverse determination or request for additional information could delay market introduction and have a material adverse effect on the Company's continued operations.

The Company has received 510(k) notification for its AEM Monitors and the monopolar MIS electrosurgical instruments with AEM technology, all of which are designated as Class II medical devices.

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

The FDA regulates the Company's quality control and manufacturing procedures by requiring the Company and its contract manufacturers to demonstrate compliance with the Quality System Regulation (QSR) as specified in published FDA regulations. The FDA requires manufacturers to register with the FDA, which subjects them to periodic FDA inspections of manufacturing facilities. If violations of applicable regulations are noted during FDA inspections of the Company's manufacturing facilities or the facilities of its contract manufacturers, the continued marketing of the

Company's products may be adversely affected. Such regulations are subject to change and depend heavily on administrative interpretations. In November 1998, the FDA conducted a Quality System Regulation Inspection of the Company's facilities, with no regulatory follow-up indicated. The Company believes it has the internal resources and processes in place to be reasonably assured that it is in compliance with all applicable regulations regarding the manufacture and sale of medical devices. However, if the Company were found not to be in compliance with the QSR, such findings could result in a material adverse impact on the Company's financial condition, results of operations and cash flows.

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

Entry into the European Economic Area market also requires prior certification of the Company's quality system and product documentation. The Company achieved CE marking in August 2000 to allow a launch into the European marketplace.

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

INSURANCE

The Company is covered under comprehensive general liability insurance policies, which have per occurrence and aggregate limits of $1 million and $2 million, respectively, and a $5 million umbrella policy. The Company maintains customary property and casualty, worker's compensation, employer liability and other commercial insurance policies.

EMPLOYEES

As of March 31, 2001, the Company employed 21 individuals, 7 of which are engaged directly in research, development and regulatory activities, 4 in manufacturing/operations, 7 in marketing and sales and 3 in administrative positions. None of the Company's employees are covered by a collective bargaining agreement, and the Company considers its relations with its employees to be good. All employees are employed in an "at will" relationship.

ITEM 2. PROPERTIES.

The Company leases 11,455 square feet of office and manufacturing space at 4828 Sterling Drive, Boulder, Colorado 80301. This lease expires on October 31, 2001 and the Company expects to renew the lease on its present facility.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not involved in any legal proceedings, nor is it aware of any pending legal proceedings. The Company may become involved in litigation in the future in the normal course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a shareholder vote during the fourth quarter of the fiscal year ended March 31, 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is traded in the Over The Counter Bulletin Board under the symbol ECSN. The quotations presented below reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The following table sets forth for the periods indicated, the high and low closing sale prices for the Common Stock:

                                                    HIGH       LOW
                                                    ----      -----
FISCAL YEAR ENDED MARCH 31, 2000
  First Quarter through June 30, 1999               0.53      0.31
  Second Quarter through September 30, 1999         0.44      0.25
  Third Quarter through December 31, 1999           0.59      0.34
  Fourth Quarter through March 31, 2000             1.56      0.53

FISCAL YEAR ENDED MARCH 31, 2001
  First Quarter through June 30, 2000               1.63      1.13
  Second Quarter through September 30, 2000         1.41      0.53
  Third Quarter through December 31, 2000           1.02      0.34
  Fourth Quarter through March 31, 2001             1.23      0.34

As of March 31, 2001, there were approximately 153 holders of record of the Common Stock. This number does not reflect stockholders who beneficially own Common Stock held in nominee or street name, which as of June 1, 2001, approximated 570 stockholders.

DIVIDEND POLICY

The Company has not paid cash dividends in the past and does not intend to pay cash dividends in the foreseeable future. The Company presently intends to retain any cash generated from operations in the future for use in its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The Company manufactures and markets a line of proprietary electrosurgical products that are designed to provide greater safety and efficacy to patients who undergo minimally invasive surgery ("MIS"). The Company believes that its patented AEM instruments offer surgeons significant advantages compared to conventional electrosurgical instruments because of their ability to continually and dynamically monitor for stray electrical energy during MIS procedures. Stray electrosurgical energy has been shown to cause unintended burns that may result in prolonged hospitalization or death. The Company has received four FDA Form 510(k) notifications for its products and has obtained patent protection for its products' core AEM shielding and monitoring technology.

The Company recognizes that market awareness and acceptance of the hazards inherent in monopolar electrosurgery has been somewhat slow to occur. The Company has modified its marketing strategies to expand the market awareness of the technology, and has undertaken efforts to broaden the product line offerings beyond the original AEM products and accessories.

The culmination of the launch of a full line of AEM Laparoscopic Instruments was accomplished in the past fiscal year. With the broad array of AEM instruments now available, the surgeon has a wide choice of instrument options and does not have to change surgical technique. This coincides with the continued expansion of independent endorsements for AEM technology. New recommendations from the malpractice insurance and medicolegal communities complement the broad clinical endorsements AEM technology has garnered over the past few years.

When hospitals convert to AEM technology it provides recurring revenue from sales of replacement instruments. The replacement market of reusable and disposable AEM products in converted hospitals represents over 65% of the Company's revenue and this revenue stream is expected to grow as the base of converted hospitals continues to grow.

HISTORICAL PERSPECTIVE

The Company was organized in 1991 and in subsequent years developed the AEM monitoring system and protective sheaths to adapt to traditional electrosurgical instruments. During this period, the Company conducted product trials and applied for patents with the United States Patent Office and with the International patent agencies. Patents were issued in 1994, 1997 and 1998.

As the Company evolved, it was clear that its active electrode monitoring technology needed to be integrated into the standard laparoscopic instrument design. As the development program proceeded, it also became apparent that the merging of electrical and mechanical engineering skills in the instrument development process for the Company's patented, integrated electrosurgical instruments was more complex than expected. As a result, instruments with integrated AEM technology were not completed for several years. It was not until FY 2000 that a sufficiently broad AEM instrument line was introduced to provide hospital operating rooms with a Standard of Care -- AEM Instruments for all of their electrified monopolar instrumentation in laparoscopic surgery. Prior to offering the full range of laparoscopic instrumentation, it was difficult for hospitals to commit to the AEM solution, as there were not adequate comparable surgical instrument options to match what the surgeon demanded.

With the broad array of AEM instruments now available, the surgeon has a wide choice of instrument options and does not have to change surgical technique. Since conversion to AEM technology is transparent to the surgeon, hospitals can now universally convert to AEM instruments, thus providing all of their laparoscopic patients a higher level of safety.

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

INSTALLED BASE OF AEM MONITORING EQUIPMENT: The Company believes that the installed base of AEM monitors has the potential for increasing as the inherent risks associated with monopolar laparoscopic surgery become more widely acknowledged and as the network of independent sales representatives becomes more adept at selling the AEM system to our customers. The Company expects that the repetitive sales of electrosurgical instruments and accessories should increase as additional AEM monitors are installed. The Company believes that the measures taken to improve the quality of sales representatives carrying the AEM product line, along with increased marketing efforts and the introduction of new products, may provide the basis for increased revenues and may ultimately lead to profitable operations. However these measures, or any others that the Company may adopt, may not result in either increased revenues or profitable operations.

POSSIBILITY OF CONTINUED OPERATING LOSSES: The Company has incurred losses from operations since inception and has an accumulated deficit of $15,260,101 as of March 31, 2001. The Company has made significant strides toward improving its operating results and management believes the Company is close to cash-flow break-even. However, due to the ongoing need to develop, optimize and train the sales distribution network and the need to increase revenues to a level adequate to cover fixed and variable operating costs, the Company believes that it may operate at a net loss for several quarters. Nonetheless, the Company believes that its current cash on hand and other capital available to it currently, will be sufficient to fund operations through at least March 31, 2002.

REVENUE GROWTH: The Company expects to generate increased revenues in the U.S. from sales to new hospital customers as the network of independent sales representatives becomes more proficient and expands the utility of AEM Laparoscopic Instruments. The Company believes that the visibility and credibility of the clinical endorsements behind the AEM technology will contribute to increased revenues in FY 2002.

The Company also expects to increase the volume of product sold internationally. The Company achieved CE marking in August 2000 to allow a launch into the European marketplace.

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

RESEARCH AND DEVELOPMENT EXPENSES: New additions to the AEM product line are planned for introduction in fiscal year 2002. Research and development expenses are expected to increase modestly to support the Company's development of new AEM products, further expanding the instrument options for the surgeon.

RISK FACTORS WHICH MAY AFFECT FUTURE PERFORMANCE:

Among the factors that could cause future results to be materially different from expectations are:

UNCERTAINTY OF MARKET ACCEPTANCE: The Company's success is dependent upon acceptance of its products by the medical community as reliable, safe and cost-effective for use in MIS procedures, as well as the recognition that current practices may not be entirely safe. The Company is unable to predict how quickly or how broadly its products will be accepted by the medical community, or if accepted, the number of MIS procedures that will be performed using the Company's products. Achieving market acceptance will require the Company to continue to educate the marketplace about the potential hazards involved in the use of existing electrosurgical products during MIS procedures and the expected benefits associated with the use of the Company's products. It may also require additional data to be accepted by the medical community as evidence of the occurrence of such hazards. The Company may not be successful in educating the marketplace about its products and available data concerning these hazards may not create a demand by hospitals and surgeons for the Company's products. The Company's future financial viability will depend in large part on the extent to which the Company's products and enhancements are accepted by the market in commercially viable quantities during Fiscal Year 2002. If the Company's products do not achieve market acceptance in these quantities during Fiscal Year 2002, the Company's business viability, financial condition, operating results and cash flows will be materially adversely affected.

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

HISTORY OF OPERATING LOSSES AND CAPITAL AVAILABILITY: The Company was formed in 1991, and has incurred losses since its inception in excess of $15 million. The Company has primarily financed its research, development, and operational activities with sales of common stock.

At March 31, 2001, the Company had $791,415 in cash available to fund future operations. The Company believes it has sufficient cash available and budget controls to fund operations through fiscal year 2002, however, at that time, if sales have not significantly increased with a corresponding decrease in net loss, the Company's current assets would be substantially diminished, which could result in a material adverse effect on the Company and its results of operations. The Company may also find itself at a competitive disadvantage due to its constrained liquidity.

COMPETITION: The electrosurgical products market is intensely competitive. While the Company knows of no other Company that markets electrosurgical products that incorporate active electrode monitoring for stray electrical energy, it can be expected that the manufacturers of unshielded, unmonitored electrosurgical instruments will resist any loss of market share that might result from the presence of the Company's shielded products in the marketplace. The Company also believes that manufacturers of products that are based upon surgical techniques that are alternatives to monopolar electrosurgery are competitors of the Company. These techniques include bipolar electrosurgery, the harmonic scalpel and lasers. The alternative techniques may gain greater market share and new competitive techniques may be developed and introduced. Many of the Company's competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources than the Company. Many of the Company's competitors also currently have, or may develop or acquire substantial installed customer bases in the medical products market and have significantly greater market recognition. As a result of these factors, the Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than the Company. It is possible that new competitors or new alliances among competitors may emerge and rapidly acquire significant market share. The Company may not be able to compete successfully against current and future competitors and competitive pressures faced by the Company may materially adversely affect its financial position, results of operations and cash flows. The Company's constrained financial resources may hinder its ability to respond to competitive threats.

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

POTENTIAL NEGATIVE IMPACT OF CHANGES IN OR FAILURE TO COMPLY WITH GOVERNMENT
REGULATIONS: The Company's research, manufacturing, marketing and distribution of its products in the United States and other countries are subject to extensive regulation by numerous governmental authorities including, but not limited to, the Food and Drug Administration ("FDA"). The FDA administers the Federal Food, Drug and Cosmetic Act (the "FDC Act"). Under the FDC Act, medical devices must receive FDA clearance through the Section 510(k) pre-market notification process or through the more lengthy pre-market approval ("PMA") process before they can be sold in the United States. The Company has received four 510(k) notifications covering its products. The process of obtaining FDA and other required regulatory approvals is lengthy and has required the expenditure of substantial resources. There can be no assurance that the Company will be able to continue to obtain the necessary approvals. As an important part of its strategy, the Company also intends to pursue commercialization of its products in international markets. The Company's products are subject to regulations that vary from country to country. The process of obtaining foreign regulatory approvals in certain countries can be lengthy and require the expenditure of substantial resources. The Company may not be able to obtain necessary regulatory approvals or clearances on a timely basis or at all, and delays in receipt of or failure to receive such approvals or clearances, or failure to comply with existing or future regulatory requirements, might cause the Company to miss market opportunities, and would have a material adverse effect on the Company's financial position, results of operations and cash flows.

MANUFACTURING SUBJECT TO GOVERNMENTAL REGULATIONS: Manufacturing of the Company's products is subject to extensive regulatory requirements administered by the FDA and other regulatory bodies. The Company believes it is in compliance with the Quality Systems Regulations ("QSR") required by the FDA, and passed its last inspection by the FDA in November of 1998. FDA inspections can be conducted at any time. Failure to comply with the QSR and other regulatory requirements could, among other things, result in fines, suspensions or withdrawals of regulatory approvals, product recalls, suspension of manufacturing, operating restrictions and criminal prosecution. Any such event could have a material adverse effect on the Company's financial position, results of operations and cash flows. In addition, future changes in regulations or interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, could adversely affect the Company. Furthermore, changes in existing regulations or adoption of new regulation or policies could prevent the Company from obtaining, or affect the timing of, future regulatory approvals or clearances. The Company may not be able to obtain necessary regulatory approvals or clearances on a timely basis in the future, or at all. Delays in receipt of or failure to receive such approvals or clearances, or failure to comply with existing or future regulatory requirements, would have a material adverse effect on the Company's financial position, results of operations and cash flows.

DEPENDENCE ON PATENTS, PATENT APPLICATION AND PROPRIETARY RIGHTS: The Company's success depends, and will continue to depend in part, on its ability to maintain patent protection for its products and processes, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company has three issued US patents on several technologies embodied in its AEM Monitoring System, AEM Instruments and related accessories and has applied for additional US patents. In addition, the Company has three issued foreign patents and one foreign patent application pending. The validity and breadth of claims coverage in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. The Company's current patents may not provide a competitive advantage, the pending applications may not result in patents being issued, and competitors of the Company may design around any patents issued to the Company. Furthermore, the Company's non-disclosure agreements and invention assignment agreements may not protect its proprietary information and know-how or provide adequate remedies for the Company in the event of unauthorized use or disclosure of such information, and others may be able to develop independently such information. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by the Company, to defend the Company against claimed infringement of the rights of others or to determine the ownership, scope or validity of the proprietary rights of the Company and others. Any such claims may require the Company to incur substantial litigation expenses and to divert substantial time and effort of management personnel. An adverse determination in litigation involving the proprietary rights of others could subject the Company to significant liabilities to third parties, could require the Company to seek licenses from third parties, and could prevent the Company from manufacturing, selling or using its products. The occurrence of such litigation or the effect on the Company's business of such litigation may materially adversely affect the Company's financial position, results of operations and cash flows.

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

POTENTIAL FLUCTUATIONS IN FUTURE QUARTERLY RESULTS: The Company expects that its operating results will fluctuate significantly from quarter to quarter in the future and will depend upon a number of factors, many of which are outside the Company's control. These factors include the extent to which the Company's AEM system and related accessories gain market acceptance; investments by the Company in marketing, sales, research and development and administrative personnel necessary to support the Company's anticipated growth; the ability of the Company to expand its market share; and, general economic conditions.

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

RESULTS OF OPERATIONS

NET REVENUES. Revenues for the fiscal year ended March 31, 2001 ("FY 01") were $3,017,384, an increase of 51% from the fiscal year ended March 31, 2000 ("FY 00"). The increase in FY 01 revenue is attributable to the Company continuing to expand its product offering and improve its sales and marketing efforts. This has resulted in the successful conversion of new hospitals utilizing AEM technology.

Revenues for the fiscal year ended March 31, 2000 ("FY 00") were $2,002,119, an increase of 28% from the fiscal year ended March 31, 1999 ("FY 99"). The increase in FY 00 revenue is attributable to the Company continuing to improve its sales and marketing efforts, plus the introduction of new products mid-way through FY 99, which were available for all of FY 00.

In FY 00, the Company initiated new sales programs designed to remove purchasing hurdles and ease the hospital's conversion to the Company's proprietary AEM technology. In addition, the Company implemented a sales strategy primarily targeting hospitals that have a higher utilization of laparoscopic scissors and other disposable instruments. Management believes these accounts comprise the largest laparoscopic instrument market segment and will provide the Company with the largest recurring revenue stream. When a hospital converts to AEM technology the Company earns revenue from replacement instrument purchases, which only the Company can provide. In FY 01, there was a 97% retention rate of customers who had converted to AEM technology in FY 00. Management believes this indicates strong customer satisfaction and is further supported by the fact that there is no directly competing technology to supplant AEM products once the hospital has converted. The replacement market of reusable and disposable AEM products in converted hospitals represents over 65% of the Company's revenue and this revenue stream is expected to grow as the base of newly converted hospitals continues to grow.

GROSS PROFIT. Gross profit in FY 01 was $1,632,756, which resulted in a gross margin of 54% of revenue. This was an improvement of $911,560 from FY 00 gross profit. The increase was primarily the result of increased unit sales, resulting in increased utilization of fixed manufacturing overhead and reduced headcount. Also contributing were manufacturing and purchasing efficiencies that were implemented during the year. Small price increases on select products had a minor effect on the gross margin improvements. In addition, the Company reversed $90,000 of its reserve for excess and obsolete inventory, primarily due to a change in the composition of the product mix.

Gross profit in FY 00 was $721,196, which resulted in a gross margin of 36% of revenue. This was an improvement of $274,466, from FY 99 gross profit. The increase was primarily the result of increased revenues, resulting in increased utilization of fixed manufacturing overhead, reduced headcount and lower charges for inventory reserves.

SALES AND MARKETING EXPENSES. Sales and marketing expenses were $1,492,860 in FY 01, an increase of 6% from FY 00. The increase was a result of expanded marketing programs and initiatives, offset by the cost benefits of more effective expense planning and controls. In FY 01, the Company implemented a new sales commission program. The new program reduced the base salaries for the Company's sales force and increased the commissions for growing revenue volume and meeting sales quotas. An improved sales management team was focused on increasing the pipeline of new hospital prospects and targets. The Company's marketing efforts continued to focus on garnering independent clinical endorsements for AEM technology and promoting these recommendations in the marketplace.

Sales and marketing expenses were $1,404,213 in FY 00, an increase of 1% from FY 99.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $764,029 in FY 01, a decrease of 7% from FY 00. The reduction was a result of reduced headcount and improved expense controls. In FY 01, management implemented controls to ensure compliance with the Company's business plan and expense budget.

General and administrative expenses were $820,918 in FY 00, a decrease of 12% from FY 99. The reduction was a result of reduced headcount and improved expense controls.

RESEARCH AND DEVELOPMENT. Research and development expenses were $458,091 in FY 01, a decrease of 21% from FY 00. This reflects a reduction in the number of `non-AEM' development projects. The Company felt it was strategically critical to focus only on its proprietary technology and the AEM-related engineering projects dedicated to expanding the AEM product line. The result was the elimination of some non-AEM projects and their associated expenses.

Research and development expenses were $578,744 in FY 00, a decrease of 1% from FY 99. This reflects reduced headcount and reduced levels of inventory usage to support development projects. Offsetting some of the expense reductions was the write-off of approximately $50,000 in previously capitalized costs relating to patents on technology that the Company has elected not to pursue, in order to concentrate on the AEM technology.

NET LOSS. Net Loss in FY 01 decreased by $975,862 (50%) compared to FY 00 due to increased revenues, improved gross margins and reduced operating expenses.

Net Loss in FY 00 decreased $213,044 (10%) compared to FY 99 due to improved gross margins and reduced operating expenses.

Management believes implementation of the above strategic operational changes in FY 01 was successful, resulting in notable improvement in the various operating indicators, e.g. revenue increased 51%, gross profit increased 126% and gross profit margin improved from 36% to 54%. In addition, while operating expenses were reduced, the Company was able to maintain progressive activities in the marketplace.

LIQUIDITY AND CAPITAL RESOURCES

To date, operating funds have been provided primarily by sales of common stock and warrants to purchase the Company's common stock, which totaled $17,235,942 through March 31, 2001, and, to a lesser degree, funds provided by sales of the Company's products. The Company used $1,462,439 of cash in its operations in FY 01, $2,028,466 in FY 00, and $1,922,165 in FY 99, which relate primarily to the funding of the Company's annual net losses. During FY01, funds used in operations also related to supporting the growth of the Company's business as revenue increased by $1,015,265 (or 51%), while liabilities and capital only increased by approximately $100,000.

As of March 31, 2001, the Company had $791,415 in cash and cash equivalents available to fund future operations. Working capital was $1,729,332 at March 31, 2001 compared to $2,598,689 at March 31, 2000.

During fiscal year 2001, the Company made significant strides toward achieving profitable operations. The Company implemented an aggressive marketing and sales plan and these efforts are expected to result in continued sales revenue increases for fiscal year 2002. Revenue increases combined with controlled operating expenses and increased gross profit margins will ultimately reduce the overall net loss incurred from operations and conserve the Company's cash resources.

The fiscal year 2002 budget anticipates the achievement of cash-flow break-even on sales revenue of approximately $4,000,000. This forecast assumes that the Company's gross profit margin will be maintained at approximately 55%.

The Company used $1,462,439 of cash in its operations in fiscal year 2001 on sales of $3,017,384, used $2,028,466 of cash in its operations in fiscal year 2000 on sales of $2,002,119, and used $1,922,165 of cash in its operations in fiscal year 1999 on sales of $1,568,428. These amounts of cash used in operations may or may not be indicative of the expected cash to be used in operations in fiscal year 2002.

While there is no guarantee that the Company will be able to meet the operational and financial requirements of the proposed fiscal year 2002 budget and limit the use of cash and cash equivalents, the Company's operating plan and execution thereof is focused on growing revenue, increasing margin and conserving cash. The Company can not predict with certainty the expected revenues, gross profit margin, net loss and usage of cash and cash equivalents for fiscal year 2002. Nonetheless, the Company believes that its cash resources will be sufficient to fund its operations for at least the next twelve months under its current operating plan. If the Company is unable to manage the business operations in line with the budget expectations, it could have a material adverse effect on the Company's business viability, financial position, results of operations and cash flows. Further, if the Company is not successful in becoming cash flow break-even, additional capital resources will be required to maintain ongoing operations.

The Company has explored and is continuing to explore options to provide additional financing to fund future operations as well as other possible courses of action. Such actions include, but are not limited to, securing a line of credit, sales of debt or equity securities (which may result in a dilution to existing shareholders), licensing of technology, strategic alliances and other similar actions. There can be no guarantee that the Company will be able to obtain additional funding through a private placement of its common stock or loans from financial institutions or other third parties or through any of the actions discussed above. If the Company can not achieve profitable operations and additional capital is unavailable, its lack of liquidity could have a material adverse effect on the Company's business viability, financial position, results of operations and cash flows, and could result in a substantial reduction in the Company's level of activities.

In February 2000, the Company appointed James A. Bowman as President & CEO and implemented strategic operational changes, including an expense reduction program, to take effect by the start of the new fiscal year, April 1, 2000. The expense constraints were implemented across all of the Company's operations and resulted in a reduction in headcount and reduction in the operating expense budget compared to FY 2000. These budget constraints resulted in an expense structure more aligned with the ongoing sales achievements while still allowing the Company to move forward with a progressive plan in the marketplace.

To lay a foundation for future growth within the constraints of the Company's financial resources, during FY 2001 the Company focused on: expansion of its product line, expansion of independent endorsements of the Company's technology and improved performance of the field sales network. Progress in these critical areas resulted in record revenues and gross profits.

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

The Company believes the unique performance of the AEM technology and its breadth of clinical endorsements provides an opportunity for continued market growth. Management believes that the market visibility and awareness of the AEM technology and its independent surgical endorsements is continually improving and that this will benefit the sales efforts in FY 2002.

Management believes that the Company enters FY 2002 having achieved improvements in expense controls, sales infrastructure, product line expansion and the clinical credibility of its technology. Management's focus and commitment in FY 2002 is to maintain expense controls while optimizing sales execution in the field, developing widespread market awareness of the AEM technology and maximizing the number of new hospital conversions to AEM instruments.

INCOME TAXES

As of March 31, 2001, net operating loss carryforwards totaling approximately $15,300,000 are available to reduce taxable income. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the year 2011. The Company has not paid income taxes since its inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year, if certain events occur, including changes in ownership interests. The Company has established a valuation allowance for the entire amount of its deferred tax asset since inception due to its history of operating losses.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following financial statements are included in this Report:

                                                                            PAGE
                                                                            ----
     Report of Independent Public Accountants ........................      F-1

     Balance Sheets as of March 31, 2001 and 2000 ....................      F-2

     Statements of Operations
     for the fiscal years ended March 31, 2001, 2000 and 1999 ........      F-3

     Statements of Shareholders' Equity
     for the fiscal years ended March 31, 2001, 2000 and 1999 ........      F-4

     Statements of Cash Flows
     for the fiscal years ended March 31, 2001, 2000 and 1999 ........      F-5

     Notes to Financial Statements ...................................      F-6


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Encision Inc.:


We have audited the accompanying balance sheets of ENCISION INC. (a Colorado corporation) as of March 31, 2001 and 2000, and the related statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Encision Inc. as of March 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three fiscal years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States.


Denver, Colorado,                       ARTHUR ANDERSEN LLP
    July 13, 2001

                                  ENCISION INC.

                                 BALANCE SHEETS

                                                                             MARCH 31,
                                                                  -------------------------------
                              ASSETS                                  2001              2000
                                                                  ------------       ------------
CURRENT ASSETS:
    Cash and cash equivalents                                     $    791,415       $    446,473
    Short-term investments, net of discount of $9,226 (2000)                --          1,727,480
    Accounts receivable, net of allowance for doubtful
        accounts of $21,000 (2001) and $7,000 (2000)                   709,597            286,027
    Inventory, net of reserve for obsolescence of
        $55,000 (2001) and $145,000 (2000)                             766,992            594,514
    Prepaid expenses                                                    29,316             22,180
                                                                  ------------       ------------
                Total current assets                                 2,297,320          3,076,674
                                                                  ------------       ------------
PROPERTY AND EQUIPMENT, at cost:
    Furniture, fixtures and equipment                                  772,929            745,527
    Less- Accumulated depreciation                                    (690,156)          (565,769)
                                                                  ------------       ------------
                Property and equipment, net                             82,773            179,758
                                                                  ------------       ------------
PATENTS, net of accumulated amortization of
    $28,499 (2001) and $22,852 (2000)                                  117,566            121,507

OTHER ASSETS                                                            46,170             13,472
                                                                  ------------       ------------
                Total assets                                      $  2,543,829       $  3,391,411
                                                                  ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                              $    227,406       $    179,967
    Accrued compensation                                               129,767             82,530
    Accrued liabilities                                                210,815            205,388
    Other current liabilities                                               --             10,100
                                                                  ------------       ------------
                Total current liabilities                              567,988            477,985
                                                                  ------------       ------------
LONG-TERM LIABILITIES:
    Other long-term liabilities                                             --                 --
                                                                  ------------       ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, no par value, 10,000,000
        shares authorized, no shares outstanding                            --                 --
    Common stock, no par value, 100,000,000
        shares authorized, 5,396,507 (2001) and
        5,383,507 (2000) shares outstanding                         16,945,542         16,941,317
    Warrants for common stock                                          290,400            290,400
    Accumulated other comprehensive loss                                    --            (48,642)
    Accumulated deficit                                            (15,260,101)       (14,269,649)
                                                                  ------------       ------------
                Total shareholders' equity                           1,975,841          2,913,426
                                                                  ------------       ------------
                Total liabilities and shareholders' equity        $  2,543,829       $  3,391,411
                                                                  ============       ============

              The accompanying notes to financial statements are an
                     integral part of these balance sheets.

                                  ENCISION INC.

                            STATEMENTS OF OPERATIONS

                                                      For The Fiscal Year Ended March 31,
                                                -----------------------------------------------
                                                   2001              2000              1999
                                                -----------       -----------       -----------
REVENUE, NET                                    $ 3,017,384       $ 2,002,119       $ 1,568,428

COST OF SALES                                     1,384,628         1,280,923         1,121,698
                                                -----------       -----------       -----------
          Gross profit                            1,632,756           721,196           446,730
                                                -----------       -----------       -----------
OPERATING EXPENSES:
     Sales and marketing                          1,492,860         1,404,213         1,393,719
     General and administrative                     764,029           820,918           933,642
     Research and development                       458,091           578,744           581,659
                                                -----------       -----------       -----------
          Total operating expenses                2,714,980         2,803,875         2,909,020
                                                -----------       -----------       -----------
INCOME (LOSS) FROM OPERATIONS                    (1,082,224)       (2,082,679)       (2,462,290)

OTHER INCOME (EXPENSE):
     Interest income                                 45,525           126,274           291,467
     Other income (expense)                          46,247            (9,909)           (8,535)
                                                -----------       -----------       -----------
NET INCOME (LOSS)                               $  (990,452)      $(1,966,314)      $(2,179,358)
                                                ===========       ===========       ===========
NET INCOME (LOSS) PER SHARE
     Basic and diluted net income (loss)
       per common share                         $     (0.18)      $     (0.37)      $     (0.40)
                                                ===========       ===========       ===========
     Basic and diluted weighted average
       shares used in computing net income
       (loss) per common share                    5,389,174         5,383,507         5,383,507
                                                ===========       ===========       ===========

              The accompanying notes to financial statements are an
                       integral part of these statements.

                                  ENCISION INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

            FOR THE FISCAL YEARS ENDED MARCH 31, 2001, 2000 AND 1999

                                                          Warrants      Accumulated
                                                            for            Other                           Other
                                  Common Stock            Common       Comprehensive    Accumulated    Comprehensive
                               Shares       Amount         Stock       Income (Loss)      Deficit      Income (Loss)      Total
                             ---------   ------------   ------------   -------------   -------------   -------------   ------------
BALANCES, March 31, 1998     5,383,507   $ 16,941,317   $    290,400   $         --    $(10,123,977)                   $  7,107,740

 Net income (loss)                  --             --             --             --      (2,179,358)   $ (2,179,358)     (2,179,358)
                             ---------   ------------   ------------   ------------    ------------    ------------    ------------
                                                                                                       $ (2,179,358)
                                                                                                       ============
BALANCES, March 31, 1999     5,383,507     16,941,317        290,400             --     (12,303,335)                      4,928,382
  Short-term investment
     valuation                      --             --             --        (48,642)             --    $    (48,642)        (48,642)
  Net income (loss)                 --             --             --             --      (1,966,314)     (1,966,314)     (1,966,314)
                             ---------   ------------   ------------   ------------    ------------    ------------    ------------
                                                                                                       $ (2,014,956)
                                                                                                       ============
BALANCES, March 31, 2000     5,383,507     16,941,317        290,400        (48,642)    (14,269,649)                      2,913,426
  Exercise of stock options     13,000          4,225             --             --              --    $     48,642           4,225
  Short-term investment
     valuation                      --             --             --         48,642              --        (990,452)         48,642
                                                                                                       ------------
  Net income (loss) -               --             --             --                       (990,452)   $   (941,810)       (990,452)
                             ---------   ------------   ------------   ------------    ------------    ============    ------------
BALANCES, March 31, 2001     5,396,507   $ 16,945,542   $    290,400   $         --    $(15,260,101)                   $  1,975,841
                                         ============   ============   ============    ============                    ============

              The accompanying notes to financial statements are an
                       integral part of these statements.

                                  ENCISION INC.

                            STATEMENTS OF CASH FLOWS

                                                                          For The Fiscal Year Ended March 31
                                                                   -----------------------------------------------
                                                                       2001             2000              1999
                                                                   -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                             $  (990,452)      $(1,966,314)      $(2,179,358)
     Adjustments to reconcile net loss to net
       cash used in operating activities-
          Depreciation and amortization                                130,034           145,604           226,862
          Amortization of discount, net                                 (9,226)          (69,526)         (150,274)
          Adjustments to inventory reserve                             (90,000)           20,000           (15,000
          Provision (recovery) for bad debits                           14,000              (500)               --
          Gain on sale of short-term investments                       (46,916)               --                --
          Changes in operating assets and liabilities-
               Accounts receivable                                    (437,570)           (6,994)           42,617
               Inventory                                               (82,478)         (175,296)          118,788
               Prepaid expenses and other assets                       (39,834)           46,932            (7,875)
               Accounts payable                                         47,439            35,755            44,782
               Accrued compensation and accrued
                 liabilities                                            52,664           (55,932)            1,344
               Customer deposits                                            --                --            (4,376)
               Other liabilities                                       (10,100)           (2,195)              325
                                                                   -----------       -----------       -----------
                    Net cash used in operating activities           (1,462,439)       (2,028,466)       (1,922,165)
                                                                   -----------       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of short-term investments, net of
       discounts                                                            --        (3,318,552)       (7,852,359)
     Sale of short-term investments                                  1,832,264         4,784,748         8,500,084
     Capital expenditures                                              (27,402)         (174,645)          (46,501)
     Patent costs                                                       (1,706)           (5,479)          (15,218)
                                                                   -----------       -----------       -----------
                    Net cash provided by investing activities        1,803,156         1,286,072           586,006
                                                                   -----------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from the exercise of stock options                         4,225                --                --
                                                                   -----------       -----------       -----------
                    Net cash provided by financing activities            4,225                --                --
                                                                   -----------       -----------       -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                     344,942          (742,394)       (1,336,159)
CASH AND CASH EQUIVALENTS,
  beginning of period                                                  446,473         1,188,867         2,525,026
                                                                   -----------       -----------       -----------
CASH AND CASH EQUIVALENTS, end of period                           $   791,415       $   446,473       $ 1,188,867
                                                                   ===========       ===========       ===========


              The accompanying notes to financial statements are an
                       integral part of these statements.

                                  ENCISION INC.

                          NOTES TO FINANCIAL STATEMENTS

(1)  ORGANIZATION AND NATURE OF BUSINESS

Encision Inc. (the "Company"), a Colorado corporation, designs, develops, manufactures and markets patented electrosurgical instruments that provide greater safety to patients undergoing minimally-invasive surgery. The Company believes its patented AEM(R) technology is changing the marketplace for electrosurgical devices and laparoscopic instruments by providing a solution to a recognized problem in laparoscopic surgery. The Company's sales to date have been made principally in the U.S.

The Company has incurred losses since its inception and has an accumulated deficit of $15,260,101 at March 31, 2001 and its operations have been financed primarily through issuance of equity. The Company's liquidity has substantially diminished because of such continuing operating losses and the Company may be required to seek additional capital to continue operations.

During fiscal year 2001, the Company continued to execute a strategy designed to achieve profitable operations. The Company implemented strategic marketing and sales plans and entered into exclusive agreements with stocking distributors and independent sales representatives to sell the Company's products. Management expects these efforts to result in continued sales revenue increases for fiscal year 2002 which, combined with controlled operating expenses and increased gross profit margins, will ultimately reduce the overall net loss incurred from operations and conserve the Company's cash resources.

Although there can be no guarantee, based upon its current operating plan, the Company believes that its cash resources will be sufficient to fund its operations for at least the next twelve months. If the Company is unable to manage the business operations in line with the budget expectations, it could have a material adverse effect on the Company's business viability, financial position, results of operations and cash flows. If the Company is not successful by the end of fiscal year 2002 in becoming cash flow break-even, additional capital resources will be required to maintain ongoing operations.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash and cash equivalents and short-term trade receivables and payables. The carrying values of cash and cash equivalents and short-term receivables and payables approximate their fair value.

     SHORT-TERM INVESTMENTS

As required under Statement of Financial Accounts Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," management determined the appropriate classification of its investments in debt securities at the time of purchase. At March 31, 2000, the Company's short-term investments consisted primarily of government securities that the Company classified as available for sale. During fiscal year 2001, the Company converted $710,000 in government securities to money market funds with a realized gain of $46,916.

The amortized cost of debt securities classified as available for sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion of discounts are included in interest income.

     CONCENTRATION OF CREDIT RISK

The Company has no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with two financial 2000 institutions in the form of demand deposits and money market funds.

The accounts receivable balance at March 31, 2001, of $709,597 included $89,980, or approximately 13%, from one customer. The accounts receivable balance at March 31, 2000, of $286,027 included $93,186, or approximately 33%, from two customers. The Company's accounts receivable balances are primarily domestic.

     INVENTORY

Inventories are stated at the lower of cost (first in, first out basis) or market. At March 31, 2001 and 2000, inventory consisted of the following:

                                                 2001             2000
                                               ---------       ---------
          Raw materials                        $ 609,410       $ 526,195
          Finished goods                         212,582         213,319
                                               ---------       ---------
                                                 821,992         739,514
          Less - Reserve for obsolescence        (55,000)       (145,000)
                                               ---------       ---------
                                               $ 766,992       $ 594,514
                                               =========       =========

The composition of the Company's inventory changed in FY 2001 resulting in a reduction in slower moving inventory and a general decrease of the Company's inventory holding times, and a corresponding decrease in the risk of excess and obsolete inventory. These factors lead the Company to conclude that a reduction in the reserve for obsolescence was appropriate, and accordingly the Company reduced its reserve by $90,000. This reduction was recorded as a reduction of costs of revenue in the accompanying statement of operations for the year ended March 31, 2001.

     PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, with depreciation computed primarily on a straight-line basis over the estimated useful life of the asset, generally three to five years. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized.

     LONG-LIVED ASSETS

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A long-lived asset is considered impaired when estimated future cash flows related to the asset, undiscounted and without interest, are insufficient to recover the carrying amount of the asset. If deemed impaired, the long-lived asset is reduced to its estimated fair value. Long-lived assets to be disposed of are reported at the lower of their carrying amount or estimated fair value less cost to sell.

     PATENTS

The costs of applying for patents are capitalized and amortized on a straight-line basis over the lesser of the patent's economic or legal life (17 years in the U.S.). Capitalized costs are expensed if patents are not granted. The Company reviews the carrying value of its patents periodically to determine whether the patents have continuing value. In fiscal year 1999 the Company expensed approximately $50,000 of costs that had been previously capitalized as patent application costs after it decided not to pursue development of the related technology in order to focus on the Company's proprietary AEM(R) technology opportunities.

     ACCRUED LIABILITIES

The Company has accrued for approximately $45,000 related to warranty claims and $60,000 related to sales commissions and has included these amounts in accrued liabilities in the accompanying balance sheets for the year ended March 31, 2001.

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

     COMPREHENSIVE INCOME

The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") as of April 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Other Comprehensive Income is reported in the Statements of Shareholders' Equity and consists of adjustments to the fair value of short-term investments.

     SEGMENT REPORTING

The Company adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131") in the quarter ended December 31, 1998. SFAS No. 131 establishes standards for reporting information about the segments of enterprises' business. The adoption of this statement had no impact on the Company's financial statements as the Company has concluded that it has one operating segment.

     BASIC AND DILUTED LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS 128"). Under the provisions of SFAS 128, basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. As a result of the Company's net losses, all potentially dilutive securities would be anti-dilutive and are excluded from the computation of diluted loss per share, and there are no differences between basic and diluted per share amounts for all years presented.

     RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133. As a result, the Company is required to adopt SFAS No. 133 in the fiscal year beginning April 1, 2001. To date, the Company has not entered into any agreements that would be impacted by these pronouncements.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition ("SAB 101"). SAB 101 provides guidance on recognition, presentation, and disclosures related to revenue in the financial statements. The Company adopted this standard as of April 1, 2000. The adoption of SAB 101 did not have a significant impact on the results of operations or financial position of the Company.

In March 2000, The Financial Accounting Standards Board Issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44"). FIN No. 44 clarifies the application of APB No. 25 for certain issues related to equity-based instruments issued to employees. FIN No. 44 is effective on July 1, 2000, except for certain transactions, and will be applied on a prospective basis. The adoption of FIN No. 44 did not have a significant impact on the Company's financial statements.

The Emerging Issues Task Force ("EITF") is currently working on reaching consensus for EITF Issue No. 00-14 "Accounting for Certain Sales Incentives". This issue addresses specific guidance for the recognition, measurement, and income statement classification for sales incentives offered by the Company, on a limited or continuous basis, to customers, and includes items such as discounts, coupons, rebates, and free products or services. The Company is required to adopt this statement on April 1, 2002 and management believes the adoption of this issue will not have a significant impact or the results of operations or financial position of the Company.

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

     STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123

SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS No. 123 allows the continued measurement of compensation cost for such plans using the intrinsic value method prescribed by APB 25, provided that pro forma disclosures are made of net income or loss and net income or loss per common share, assuming the fair value based method of SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation plans for employees under APB 25; accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted during fiscal years 2001 and 2000, using the Black-Scholes option valuation model and the following weighted average assumptions:

                                         2001             2000
                                       ---------       ---------
          Risk-free interest rate      6.43 %          5.85 %
          Expected lives               4.0 years       4.0 years
          Expected volatility          178%            149%
          Expected dividend yield        0%            0%

To estimate expected lives of options for this valuation, it was assumed options would be exercised upon becoming fully vested at the end of four years respectively. All options are initially assumed to vest. Cumulative compensation cost recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. The volatility of the stock is based on the volatility of the Company's stock since it has been publicly traded. Fair value computations are highly sensitive to the volatility factor assumed; the greater the volatility, the higher the computed fair value of options granted.

The total fair value of options granted was computed to be approximately $579,283, $149,661, and $39,771 for the years ended March 31, 2001, 2000 and
1999, respectively. These amounts are amortized ratably over the vesting periods of the options. Pro forma stock-based compensation, net of the effect of forfeitures, was $(9,887), $(6,137) and $218,397 for 2001, 2000 and 1999, respectively. If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net loss and pro forma net loss per common share would have been reported as follows:

                                                                Fiscal Year Ended March 31,
                                                      2001               2000                 1999
                                                   -----------       -------------       -------------
          Net Loss
                 As Reported                       $  (990,452)      $  (1,966,314)      $  (2,179,358)
                 Pro forma                         $  (980,565)      $  (1,960,177)      $  (2,397,755)
          Pro Forma Net Loss Per Common Share
                 As Reported                       $     (0.18)      $       (0.37)      $       (0.40)
                 Pro Forma                         $     (0.18)      $       (0.36)      $       (0.45)

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

A summary of the Company's stock option activity, and related information for each of the three fiscal years ended March 31, 2001 is as follows:

                                                                   Weighted          Weighted
                                                                    Average          Average
                                                                   Exercise            Fair
                                             Outstanding             Price             Value
                                             -----------           ---------         --------
BALANCE, as of March 31, 1998                 1,237,600             $   3.12
                                              =========             ========
EXERCISABLE, as of March 31, 1998               470,044             $   3.33
                                              =========             ========
    Granted                                      60,000             $   0.71         $   0.71
    Exercised                                        --
    Canceled                                   (827,400)            $   2.91
                                              ---------
BALANCE, as of March 31, 1999                   470,200             $   3.18
                                              =========             ========
EXERCISABLE, as of March 31, 1999               254,265             $   3.06
                                              =========             ========
    Granted                                     433,000             $   0.39         $   0.35
    Exercised                                        --                                 --
    Canceled                                   (406,000)            $   2.70
                                              ---------
BALANCE, as of March 31, 2000                   497,200             $   1.14
                                              =========             ========
EXERCISABLE, as of March 31, 2000               102,584             $   3.95
                                              =========             ========
    Granted                                     510,000             $   1.22         $   1.14
    Exercised                                   (13,000)            $   0.33
    Canceled                                   (168,000)            $   0.40
                                              ---------
BALANCE, as of March 31, 2001                   826,200             $   1.35
                                              =========             ========
EXERCISABLE, as of March 31, 2001               173,571             $   2.54
                                              =========             ========

The following table summarizes information about employee stock options outstanding and exercisable at March 31, 2001:

                            Options Outstanding                   Options Exercisable
                -------------------------------------------     -------------------------
                  Number of         Weighted
                  Options           Average        Weighted       Number         Weighted
  Range of      Outstanding        Remaining       Average      Exercisable      Average
  Exercise      At March 31,      Contractual      Exercise     At March 31,     Exercise
   Prices          2001          Life in Years       Price         2001           Price
-----------     ------------     -------------     --------     ------------     --------
$0.31-$0.77        229,000            3.5           $ 0.41         67,512         $ 0.39
$0.78-$1.44        500,000            4.1           $ 1.25          8,859         $ 1.28
$2.50               52,000            3.2           $ 2.50         52,000         $ 2.50
$4.50-$6.50         45,200            5.5           $ 6.03         45,200         $ 6.03
                   -------                                        -------
                   826,200                          $ 1.35        173,571         $ 2.54
                   =======                                        =======

Of the 826,200 options for the Company's common stock at March 31, 2001, 45,000 represent nonqualified stock options and 781,200 represent incentive stock options. The exercise price of all options granted through March 31, 2001, has been equal to or greater than the fair market value, as determined by the Company's Board of Directors or based upon publicly quoted market values of the Company's common stock on the date of the grant. At March 31, 2001, options for 930,238 of the Company's common stock are available for grant under the plan.

     OUTSTANDING WARRANTS

In conjunction with the Company's Initial Public Offering (IPO) in June 1996, the Company agreed to sell to John G. Kinnard and Company, Incorporated as the representative of the several Underwriters, for a nominal purchase price, a five-year warrant to purchase up to 120,000 shares of the Common Stock of the Company, exercisable at 120% of the IPO price of $10.50 per share. As of March 31, 2001, none of the warrants had been exercised.

(4)  COMMITMENTS AND CONTINGENCIES

The Company currently leases and subleases its facilities under noncancelable lease agreements that require payments of $5,244 per month through October 15, 2000, and $5,504 per month through October 15, 2001, at which time the lease expires if not renewed by the Company. The Company has an option to renew the lease for an additional three years.

Rent expense for the fiscal years ended March 31, 2001, 2000 and 1999 was $98,402, $94,663, and $99,394, respectively.

The Company is subject to regulation by the United States Food and Drug Administration ("FDA"). The FDA provides regulations governing the manufacture and sale of the Company's products and regularly inspects the Company and other manufacturers to determine their compliance with these regulations. Failure to comply with FDA regulations could have a material adverse impact on the Company's operations and financial position.

The Company was last inspected in November 1998, and has not, at March 31, 2001, been notified of any deficiencies from that inspection. FDA inspections are conducted approximately every two years after approval is obtained or on a more frequent basis, at the discretion of the FDA. The Company was granted a Certificate to Foreign Government in December 1996 that states in part that, based on the last periodic inspection, the Company was in substantial compliance with CGMP.

(5)  INCOME TAXES

From its inception, the Company has generated losses for both financial reporting and tax purposes. Deferred tax assets (approximately $5.3 million as of March 31, 2001) for the Federal and state tax benefit of the net operating loss carryforward and research and development carryovers have been completely offset by a valuation allowance because the realization criteria set forth in SFAS No. 109 are not currently satisfied, primarily due to the Company's history of operating losses.

For income tax return reporting purposes, the Company may utilize approximately $15.3 million of net operating loss carryforwards that expire, if not previously utilized, at various dates beginning in the year 2011. The Tax Reform Act of 1986 contains provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including changes in ownership interests. In addition, the Company also has certain research and development tax credit forwards available to it. The

Company's effective tax rate differs from the Federal statutory tax rate primarily due to non-deductible expenditures.

(6)  LEGAL PROCEEDINGS

The Company is not engaged in any legal proceedings and is not aware of any circumstances that would lead to legal proceedings. The Company may become involved in litigation in the future in the normal course of business.

(7)  RETIREMENT PLAN

On January 1, 1998, the Company adopted a 401(K) Profit Sharing Plan which covers all full-time employees who have completed three months of full-time continuous service and are age eighteen or older. Participants may defer up to 20% of their gross pay up to a maximum limit determined by law ($10,500 in calendar 2001 and $10,500 in calendar 2000). Participants are immediately vested in their contributions.

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

     Dated: July 11, 2001.              ENCISION INC.



                                        By: /s/ James A. Bowman
                                           ------------------------------
                                        James A. Bowman
                                        President & Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James A. Bowman                                         July 13, 2001
-----------------------------------
James A. Bowman
President & Chief Executive Officer
Director

/s/ Vern D. Kornelsen                                       July 13, 2001
-----------------------------------
Vern D. Kornelsen
Director

/s/ Dave W. Newton                                          July 13, 2001
-----------------------------------
David W. Newton
Vice President - Technology
and Director

/s/ Roger C. Odell                                          July 13, 2001
-----------------------------------
Roger C. Odell
Vice President - Business Development
and Director