Form 10KSB40/A
period 2001-03-31
ENCISION INC
filed 2001-07-30
CIK 930775

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                              -------------------

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO _________

     Commission File No. 0-28604


                                 ENCISION, INC.
                             ---------------------
             (Exact name of Registrant as specified in its charter)


           Colorado                                          84-1162056
--------------------------------                  ------------------------------
(State or other jurisdiction of                   (I.R.S. Identification Number)
 incorporation or organization)


4828 Sterling Drive, Boulder, Colorado                                   80301
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code: (303) 444-2600


Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                Name of each exchange on which registered
            None
-----------------------------          -----------------------------------------

-----------------------------          -----------------------------------------


Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value
--------------------------------------------------------------------------------
                                (Title of Class)


--------------------------------------------------------------------------------
                                (Title of Class)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $3,017,384 (as of March 31, 2001)

     As of June 29, 2001, assuming as a market value the price of $1.95 per share (the last sales price of the Issuer's Common Stock on the NASDAQ Over-the-Counter Bulletin Board), the aggregate market value of shares held by non-affiliates was $4,244,445.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     Common Stock, no par value                          5,402,307
     --------------------------                ----------------------------
              Class                            Outstanding at June 29, 2001

     This Form 10-KSB/A consists of 6 pages.

                                EXPLANATORY NOTE

     This Form 10-KSB/A is being filed to amend Items 9, 10, 11 and 12 of Part III of the Form 10-KSB filed on July 13, 2001.

                                    PART III

ITEM 9. DIRECTORS & EXECUTIVE OFFICERS OF REGISTRANT

     The following table sets forth as of March 31, 2001, the directors and executive officers of the Company, their ages, and positions held with the Company.

Name                                    Age            Position
----                                    ---            --------
Vern D. Kornelsen  (1,2)                 68            Director

David W. Newton                          54            Director
                                                       Vice President, Technology

Roger C. Odell                           50            Director
                                                       Vice President, Business Development

James A. Bowman                          44            Director
                                                       President & CEO

--------------
(1)  Member of the Audit Committee

(2)  Member of the Compensation Committee

     All directors hold office until the next annual meeting of shareholders or until their successors have been duly elected and qualified. Executive officers of the Company are appointed by, and serve at the discretion of, the Board of Directors. The Board of Directors has an Audit Committee and a Compensation Committee. There is no family relationship between any director of the Company and any other director or officer of the Company.

     Vern D. Kornelsen, a co-founder of the Company, served on the Board of Directors of the Company and as the Chief Financial Officer from 1991 through February of 1997. He was re-elected to the Board in April 1998. Mr. Kornelsen is the General Partner of CMED Partners LLLP, a major shareholder of the Company. Mr. Kornelsen is a retired CPA, having practiced as a certified public accountant in the state of Colorado for many years. For the past 5 years, he has been active in managing 2 investment partnerships, of which he is the general partner, as well as serving as an officer and director of several private companies of which he is the controlling stockholder. Mr. Kornelsen holds a bachelor's degree in business from the University of Kansas.

     David W. Newton, a co-founder of the Company, has been Vice President and a Director of the Company since its inception in 1991. From 1989 until 1991, Mr. Newton was President of Newton Associates, Inc., a contract engineering firm. From 1985 to 1989, Mr. Newton was President of Tienet, Inc., a developer of integrated computer systems. Mr. Newton has an additional 14 years of experience as an electrical engineer designing electrosurgical generators and related accessories. Mr. Newton holds nine patents in the field of medical electronic equipment and holds a bachelor's degree in electrical engineering from the University of Colorado.

     Roger C. Odell, a co-founder of the Company has been a Director of the Company since its inception in 1991. From 1976 until 1991, Mr. Odell was employed at Valleylab in a variety of increasingly responsible engineering capacities, primarily involving electrosurgical products. Mr. Odell holds an associate of applied science degree in electrical engineering from Alfred State University.

     James A. Bowman was named President & CEO of the Company in February 2000 and a Director in August 2000. Mr. Bowman has previously held various Director and Management positions within the Medical & Surgical device industry, including C. R. BARD, Ohmeda, Surgical Laser Technologies and Hamilton Company. Mr. Bowman also founded MedPlanet Inc., an online medical brokerage company. Mr. Bowman holds a Bachelor of Science degree in Biomedical Engineering from Marquette University.

     During the fiscal year ended March 31, 2001, there were sixteen meetings of the Board of Directors. All directors nominated for re-election to the Board attended all of the meetings of the Board and committees of the Board on which they were members during fiscal year 2001. There was one meeting of the Audit Committee and one meeting of the Compensation Committee, both attended by all Directors who were members of the committees at the time of the meetings.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

     The following table sets forth certain information regarding compensation earned or awarded the President and Chief Executive Officer of the Company (the "Named Executive Officer") during the Company's last three fiscal years ended March 31, 1999, 2000 and 2001. No executive officer of the Company received total salary and bonus compensation in excess of $110,000 for the fiscal year ended March 31, 2001.

                           Summary Compensation Table

                                               Annual Compensation                             Long Term Compensation
                                             -----------------------                           ----------------------
                                                                                                        Awards
                                                                                               ----------------------
                                                                            Other Annual       Securities Underlying
Name and Principal Position        Year      Salary ($)     Bonus($)       Compensation ($)     Options/# of Shares
---------------------------        ----      ----------     --------       ----------------    ----------------------
James A. Bowman,                   2001        85,000        17,500                0                   300,000
Director, President & CEO          2000        80,019           0                  0                    60,000
                                   1999          N/A           N/A                N/A                     N/A

COMPENSATION OF DIRECTORS

     Outside Directors are reimbursed for their out-of-pocket expenses for attending Board meetings.

STOCK OPTIONS

     On February 14, 1991, the Board of Directors and the shareholders of the Company adopted a stock option plan (the "Plan") providing for grants of stock options, stock appreciation rights and/or supplemental bonuses to employees and directors of the Company who are also employees. The Plan permits the granting of incentive stock options meeting the requirements of Section 422A of the Internal Revenue Code of 1986, as amended and also nonqualified stock options, which do not meet the requirements of Section 422A. As amended by the Board of Directors and approved by the shareholders, the Company has reserved 1,150,000 shares of its Common Stock for issuance upon exercise of options granted under the Plan. The Compensation Committee of the Board of Directors administers the Plan.

     On August 15, 1997, the shareholders of the Company approved the adoption of the 1997 Stock Option Plan (the "1997 Plan") providing for grants of stock options and/or supplemental bonuses to employees and directors of the Company. The Plan permits the granting of incentive stock options meeting the requirements of Section 422A of the Internal Revenue Code of 1986, as amended, and also nonqualified stock options which do not meet the requirements of Section 422A. As approved by the shareholders, the Company has reserved 800,000 shares of its Common Stock for issuance upon exercise of options granted under the Plan. The Compensation Committee of the Board of Directors administers the Plan.

     As of June 29, 2001, options to purchase an aggregate of 277,762 shares of Common Stock (net of options canceled) had been granted pursuant to the Plan and 180,562 options had been exercised. As of June 29, 2001, options to purchase an aggregate of 752,000 shares of Common Stock (net of options canceled) had been granted pursuant to the 1997 Plan and 18,800 options had been exercised. As of June 29, 2001, the market value of all shares of Common Stock subject to outstanding options was $1,619,280 (based upon the closing bid price as reported on the Over-the-Counter Bulletin Board on such date).

OPTIONS GRANTED

     The following table sets forth certain information regarding the number and value of exercisable and unexercisable options to purchase shares of Common Stock held as of the end of the Company's 2001 fiscal year by the Named Executive Officer:

                                 AGGREGATED 2001
                          FISCAL YEAR END OPTION VALUES

                                                              Number of Shares               Value of Unexercised
                    Shares Acquired        Value          Underlying Unexercised                  in-the-Money
Name                 on Exercise(#)     Realized($)    Options at March 31, 2001(#)       Options at March 31, 2001($)
----                ---------------     ----------     -----------------------------     -----------------------------
                                                       Exercisable     Unexercisable     Exercisable     Unexercisable
                                                       -----------     -------------     -----------     -------------
James A. Bowman            N/A             N/A            21,321          338,679            19,988           36,262

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth as of June 29, 2001, the number of shares of the Company's Common Stock owned by any person who is known by the Company to be the beneficial owner of more than 5% of the Company's voting securities, by all individual Directors, by all Named Executive Officers and by all Officers and Directors as a group:

                                                  Shares            Percent
                                                Beneficially          of
Beneficial Owner(2)                               Owned(1)           Class
-------------------                             ------------        -------
Vern D. Kornelsen(3)                              1,938,443           33.5%

James A. Bowman(4)                                  632,321           10.9%

David W. Newton(5)                                  306,944            5.3%

Roger C. Odell(6)                                   144,119            2.5%

All executive officers and directors as a         3,113,340           53.3%
 group (7 Persons)(7)

Other Shareholders holding 5% or more:

CMED Partners LLLP(8)                             1,830,222           31.6%

Timothy J. Wynne                                    530,200            9.2%

--------------
(1) Shares not outstanding but deemed beneficially owned by virtue of the individual's right to acquire them as of June 29, 2001, or within 60 days of such date, are treated as outstanding when determining the percent of the class owned by such individual and when determining the percent owned by the group. Unless otherwise indicated, each person named or included in the group has sole voting and investment power with respect to the shares of Common Stock set forth opposite the shareholder's name.

(2) The address of each director and officer of the Company is 4828 Sterling Drive, Boulder, CO 80301.

(3) Includes 108,221 shares owned directly and 1,830,222 shares owned by CMED Partners LLLP, of which Mr. Kornelsen is the General Partner.

(4)  Includes 321,321 shares issuable pursuant to currently exercisable options.

(5)  Includes 2,000 shares issuable pursuant to currently exercisable options.

(6) Includes 2,200 shares issuable pursuant to currently exercisable options and 32,853 shares owned by Mr. Odell's children, for which he disclaims beneficial ownership.

(7)  Includes 386,424 shares issuable pursuant to currently exercisable options.

(8)  The address of CMED Partners LLLP is 4605 Denice Drive, Englewood, CO 80111


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated: July 30, 2001.              ENCISION INC.


                                        By: /s/ James A. Bowman
                                            -----------------------------------
                                            James A. Bowman
                                            President & Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                                Dated
                                                                -----

/s/ James A. Bowman                                         July 30, 2001
-------------------------------------
James A. Bowman
President & Chief Executive Officer
Director


/s/ Vern D. Kornelsen                                       July 30, 2001
-------------------------------------
Vern D. Kornelsen
Director


/s/ Dave W. Newton                                          July 30, 2001
-------------------------------------
David W. Newton
Vice President - Technology
and Director


/s/ Roger C. Odell                                          July 30, 2001
-------------------------------------
Roger C. Odell
Vice President - Business Development
and Director