Form 10QSB
period 2001-06-30
ENCISION INC
filed 2001-08-14
CIK 930775

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

              For the transaction period from __________ to________

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

                  4828 STERLING DRIVE, BOULDER, COLORADO 80301
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (303) 444-2600
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OF 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES /X/   NO / /

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE:

     COMMON STOCK, NO PAR VALUE                     5,402,307 SHARES
     --------------------------              ------------------------------
              Class                          (outstanding at July 31, 2001)

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

YES / /   NO /X/

                                  ENCISION INC.

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2001

                                      INDEX

                                                                               Page
                                                                              Number
                                                                              ------
PART I. UNAUDITED FINANCIAL INFORMATION

     ITEM 1 - Condensed Interim Financial Statements:
            - Condensed Balance Sheets as of June 30,
                 2001 and March 31, 2001 .................................       3
            - Condensed Statements of Operations for
                 the Three Months Ended June 30, 2001 and 2000 ...........       4
            - Condensed Statements of Cash Flows for
                 the Three Months Ended June 30, 2001 and 2000 ...........       5
            - Notes to Condensed Interim Financial
                 Statements ..............................................       6

     ITEM 2 - Management's Discussion and Analysis
                 of Financial Condition and Results of Operations ........      11

PART II. OTHER INFORMATION

     ITEM 6 - Exhibits and Reports on Form 8-K ...........................      18

     SIGNATURE ...........................................................      19


PART I FINANCIAL INFORMATION

ITEM 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

                                  ENCISION INC.

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                        June 30,           March 31,
                                                                          2001               2001
                                                                      ------------       ------------
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                         $    838,440       $    791,415
    Accounts receivable, net of allowance for doubtful
        accounts of $21,000 and $21,000, respectively                      671,218            709,597
    Inventory, net of reserve for obsolescence of $55,000
        and $55,000, respectively                                          738,336            766,992
    Prepaid expenses                                                        77,471             29,316
                                                                      ------------       ------------
                Total current assets                                     2,325,465          2,297,320
                                                                      ------------       ------------
EQUIPMENT, at cost:
    Furniture, fixtures and equipment                                      772,929            772,929
    Less- Accumulated depreciation                                        (708,875)          (690,156)
                                                                      ------------       ------------
                Equipment, net                                              64,054             82,773
                                                                      ------------       ------------
PATENTS, net of accumulated amortization of $29,911
     and $28,499, respectively                                             124,676            117,566
OTHER ASSETS                                                                46,170             46,170
                                                                      ------------       ------------
                Total assets                                          $  2,560,365       $  2,543,829
                                                                      ============       ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                  $    282,739       $    227,406
    Accrued compensation                                                   132,535            129,767
    Other accrued liabilities                                              235,537            210,815
                                                                      ------------       ------------
                Total current liabilities                                  650,811            567,988
                                                                      ------------       ------------
COMMITMENTS AND CONTINGENCIES (Notes 1 and 3)

SHAREHOLDERS' EQUITY:
    Preferred stock, no par value, 10,000,000 shares authorized,
        no shares outstanding                                                   --                 --
    Common stock, no par value, 100,000,000 shares authorized,
        5,402,307 and 5,396,507 shares outstanding, respectively        17,238,117         16,945,542
    Warrants to purchase common stock                                           --            290,400
    Accumulated deficit                                                (15,328,563)       (15,260,101)
                                                                      ------------       ------------
                Total shareholders' equity                               1,909,554          1,975,841
                                                                      ------------       ------------
                Total liabilities and shareholders' equity            $  2,560,365       $  2,543,829
                                                                      ============       ============

   The accompanying notes are an integral part of these financial statements.

                                  ENCISION INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                          For the Three Months
                                                                             Ended June 30,
                                                                     -----------------------------
                                                                         2001              2000
                                                                     -----------       -----------
REVENUE, NET                                                         $ 1,026,920       $   510,698
COST OF SALES                                                            473,370           286,196
                                                                     -----------       -----------
                Gross profit                                             553,550           224,502
                                                                     -----------       -----------
OPERATING EXPENSES:
    Sales and marketing                                                  379,619           324,901
    General and administrative                                           162,357           183,566
    Research and development                                              87,340            93,308
                                                                     -----------       -----------
                Total operating expenses                                 629,316           601,775
                                                                     -----------       -----------
INCOME (LOSS) FROM OPERATIONS                                            (75,766)         (377,273)

OTHER INCOME:
    Interest income                                                        7,535            14,756
    Other income (expense)                                                  (231)          (14,934)
                                                                     -----------       -----------
NET INCOME (LOSS)                                                    $   (68,462)      $  (377,451)
                                                                     ===========       ===========
NET INCOME (LOSS) PER SHARE (Note 2):
    Basic and diluted net income (loss) per common share             $     (0.01)      $     (0.07)
                                                                     ===========       ===========
    Basic and diluted weighted average shares used in computing
     net income (loss) per common share                                5,400,607         5,383,507
                                                                     ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                                  ENCISION INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   For the Three Months
                                                                                      Ended June 30,
                                                                               -----------------------------
                                                                                  2001               2000
                                                                               -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                          $   (68,462)      $  (377,451)
    Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities-
            Depreciation and amortization                                           20,131            32,193
            Amortization of discount                                                    --            (9,226)
            Inventory reserves                                                          --           (45,000)
            Changes in operating assets and liabilities-
                Accounts receivable                                                 38,379           (39,124)
                Inventory                                                           28,656           (49,642)
                Other assets                                                       (48,155)          (40,984)
                Accounts payable                                                    55,333            43,968
                Accrued compensation and other accrued
                    liabilities                                                     27,490            25,352
                                                                               -----------       -----------
                    Net cash provided by (used in) operating activities             53,372          (459,914)
                                                                               -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of equipment                                                              --            (4,389)
    Patent costs                                                                    (8,522)           (1,707)
    Sale of short-term investments                                                      --         1,075,000

                                                                               -----------       -----------
                    Net cash provided by (used in) investing activities             (8,522)        1,068,904
                                                                               -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the exercise of stock options                                      2,175                --
                                                                               -----------       -----------
                    Net cash provided by financing activities                        2,175                --
                                                                               -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                47,025           608,990

CASH AND CASH EQUIVALENTS, beginning of period                                     791,415           446,473
                                                                               -----------       -----------
CASH AND CASH EQUIVALENTS, end of period                                       $   838,440       $ 1,055,463
                                                                               ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                                  ENCISION INC.

                 NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

                                  JUNE 30, 2001
                                   (Unaudited)

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

The Company's approach to the market opportunity was to design and develop a laparoscopic instrument system that helps to prevent unintended electrosurgical burns. The Company's patented AEM Laparoscopic Instrument System provides the surgeon with the tissue effects they demand while helping to prevent stray electrical energy, which can cause unintended and unseen tissue injury. The AEM Instruments incorporate active electrode monitoring technology to dynamically and continuously monitor the flow of electrosurgical current, thereby helping to prevent patient injury. With the AEM System, surgeons are able to perform a broad range of electrosurgical procedures more safely and efficaciously than is possible using conventional laparoscopic instruments.

The Company has incurred losses since its inception and has an accumulated deficit of $15,238,563 at June 30, 2001 and its operations have been financed primarily through issuance of equity. The Company's liquidity has substantially diminished because of such continuing operating losses and the Company may be required to seek additional capital to continue operations.

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

Although there can be no guarantee, based upon its current operating plan, the Company believes that its cash resources will be sufficient to fund its operations during fiscal year 2002 and through June 30, 2002. If the Company is unable to manage the business operations in line with the budget expectations, it could have a material adverse effect on the Company's business viability, financial position, results of operations and cash flows. If the Company is not successful by the end of fiscal year 2002 in becoming cash flow break-even, additional capital resources will be required to maintain ongoing operations.

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

     CASH AND EQUIVALENTS

For purposes of reporting the statements of cash flows, the Company considers all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, cash equivalents and short-term trade receivables and payables. The carrying values of cash, cash equivalents and short-term receivables and payables approximate their fair value.

     INVENTORY

Inventory consists primarily of component parts and raw materials, and is valued at the lower of cost (first-in, first-out basis) or market. Inventory consists of the following:

                                               June 30,        March 31,
                                                 2001            2001
                                              ---------       ---------
          Raw materials                       $ 585,538       $ 609,410
          Finished goods                        207,798         212,582
                                              ---------       ---------
                                                793,336         821,992
          Less- Reserve for obsolescence        (55,000)        (55,000)
                                              ---------       ---------
                                              $ 738,336       $ 766,992
                                              =========       =========

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

     COMPREHENSIVE INCOME

The Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") as of April 1, 1998. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the periods ended June 30, 2001 and 2000, the Company's comprehensive loss is the same as its net loss.

     BASIC AND DILUTED LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS 128"). Under the provisions of SFAS 128, basic net loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. As a result of the Company's net losses, all potentially dilutive securities would be anti-dilutive and are excluded from the computation of diluted loss per share, and there are no differences between basic and diluted per share amounts for all periods presented.

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

The Emerging Issues Task Force ("EITF") is currently working on reaching consensus for EITF Issue No. 00-14 "Accounting for Certain Sales Incentives". This issue addresses specific guidance for the recognition, measurement, and income statement classification for sales incentives offered by the Company, on a limited or continuous basis, to customers, and includes items such as discounts, coupons, rebates, and free products or services. The Company is required to adopt this statement on April 1, 2002 and management believes the adoption of this issue will not have a significant impact on the results of operations or financial position of the Company.

(3)  COMMITMENTS AND CONTINGENCIES

The Company currently leases and subleases its facilities under noncancelable lease agreements that require payments of $5,244 per month through October 15, 2000, and $5,504 per month through October 15, 2001, at which time the lease expires if not renewed by the Company. The Company has an option to renew the lease for an additional three years.

The Company is subject to regulation by the United States Food and Drug Administration ("FDA"). The FDA provides regulations governing the manufacture and sale of the Company's products and regularly inspects the Company and other manufacturers to determine their compliance with these regulations. As of June 30, 2001 the Company believes it was in substantial compliance with all known regulations. The Company was last inspected in November 1998 and has not, at June 30, 2001, been notified of any deficiencies from that inspection. FDA inspections are conducted approximately every two years or on a more frequent basis at the discretion of the FDA.

Because of seasonal and other factors discussed in Item 2, Historical Perspective and Outlook and Results of Operations, the results of operations for the quarter ended June 30, 2001 should not be taken as an indication of the results of operations for all or any part of the balance of the year.

The accounts receivable balance at June 30, 2001 of $671,218 included $220,638 (33%) from four customers and $67,526 (10%) from international customers. The Company's accounts receivable balances are primarily domestic.

(4)  MANAGEMENT'S REPRESENTATIONS

The condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report to the Securities and Exchange Commission for the fiscal year ended March 31, 2001, filed on Form 10-KSB on July 13, 2001.

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

The culmination of the launch of a full line of AEM Laparoscopic Instruments was accomplished in fiscal year 2001. With the broad array of AEM instruments now available, the surgeon has a wide choice of instrument options and does not have to change surgical technique. This coincides with the continued expansion of independent endorsements for AEM technology. New recommendations from the malpractice insurance and medicolegal communities complement the broad clinical endorsements AEM technology has garnered over the past few years.

When hospitals convert to AEM technology it provides recurring revenue from sales of replacement instruments. The replacement market of reusable and disposable AEM products in converted hospitals represents over 65% of the Company's revenue and this revenue stream is expected to grow as the base of converted hospitals continues to grow.

The Company has incurred losses since its inception and has an accumulated deficit of $15,328,563 at June 30, 2001 and its operations have been financed primarily through issuance of equity. The Company's liquidity has substantially diminished because of such continuing operating losses and the Company may be required to seek additional capital to continue operations or pursue other alternatives.

As of June 30, 2001, the Company had $838,440 in cash and cash equivalents available to fund future operations. During the three months ended June 30, 2001, the Company generated $53,372 in cash from its operations, used $8,522 for investments in patents and received $2,175 from the exercise of stock options.

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

STATEMENTS. READERS OF THIS FORM 10-QSB ARE STRONGLY ENCOURAGED TO REVIEW THE SECTION ENTITLED "RISK FACTORS WHICH MAY AFFECT FUTURE PERFORMANCE".

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

POSSIBILITY OF CONTINUED OPERATING LOSSES: The Company has incurred losses from operations since inception and has an accumulated deficit of $15,328,563 as of June 30, 2001. The Company has made significant strides toward improving its operating results and management believes the Company is close to cash-flow break-even from an operating perspective. However, due to the ongoing need to develop, optimize and train the sales distribution network and the need to increase revenues to a level adequate to cover fixed and variable operating costs, the Company believes, based upon its current operating plan, that it may operate at a net loss for several quarters. Nonetheless, the Company believes that its current cash on hand and other capital available to it currently, will be sufficient to fund operations through at least June 30, 2002.

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

The Company also expects to increase the volume of products sold internationally. The Company achieved CE marking in August 2000 to allow a launch into the European marketplace.

GROSS PROFIT AND GROSS MARGINS: Gross profit and gross margin can be expected to fluctuate from quarter to quarter, as a result of product sales mix and sales volume. Gross margins on products manufactured or assembled by the Company are expected to be higher at higher levels of production and sales, as fixed manufacturing costs are spread over a larger volume of products.

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

At June 30, 2001, the Company had $838,440 in cash available to fund future operations. The Company believes it has sufficient cash available and budget controls to fund operations through June 30, 2002, however, at that time, if sales have not significantly increased with a corresponding decrease in net loss, the Company's current assets would be substantially diminished, which could result in a material adverse effect on the Company and its results of operations. The Company may also find itself at a competitive disadvantage due to its constrained liquidity.

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

     RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000.

NET REVENUES. Revenues for the quarter ended June 30, 2001, were $1,026,920, compared to $510,698 for the quarter ended June 30, 2000, an increase of 101%. The increase is attributable to the Company continuing to expand its product offering and to improve its sales and marketing efforts. This has resulted in the successful conversion of new hospitals utilizing AEM technology.

When a hospital converts to AEM technology the Company earns revenue from replacement instrument purchases, which only the Company can provide. The replacement market of reusable and disposable AEM products in converted hospitals represented over 65% of the Company's revenue for the quarter ended June 30, 2001 and this revenue stream is expected to grow as the base of newly converted hospitals continues to grow.

GROSS PROFIT. The gross profit for the quarter ended June 30, 2001 of $553,550 increased by 147% from the quarter ended June 30, 2000 gross profit of $224,502. Gross profit as a percentage of revenue (gross margin) increased from 44% for the quarter ended June 30, 2000 to 54% in the quarter ended June 30, 2001. The increase was primarily the result of increased unit sales, resulting in increased utilization of fixed manufacturing overhead and reduced headcount. Also contributing were manufacturing and purchasing efficiencies that were implemented during the year. Small price increases on select products had a minor effect on the gross margin improvements.

SALES AND MARKETING EXPENSES. Sales and marketing expenses of $379,619 for the quarter ended June 30, 2001 increased by 17% compared to $324,901 for the quarter ended June 30, 2000. The increase was a result of expanded marketing programs and initiatives, offset by the cost benefits of more effective expense planning and controls. In the last fiscal year, the Company implemented a new sales commission program that was based on growth. The new program reduced the base salaries for the Company's sales force and increased the commissions for growing revenue volume and meeting sales quotas. The Company's marketing efforts continue to focus on garnering independent clinical endorsements for AEM technology and promoting these recommendations in the marketplace.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $162,357 for the quarter ended June 30, 2001 decreased by 12% compared to $183,566 for the quarter ended June 30, 2000. This decrease is the result of lower headcount and other budget constraints.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses of $87,340 for the quarter ended June 30, 2001 decreased by 6% compared to $93,308 for the quarter ended June 30, 2000. This reflects a reduction in the number of `non-AEM' development projects. The Company feels it is strategically critical to focus on its proprietary technology and the AEM-related engineering projects dedicated to expanding the AEM product line. The result was the elimination of some non-AEM projects and their associated expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its cash requirements principally through sales of Common Stock which approximated $17.2 million through June 30, 2001, and, to a substantially lesser degree, funds provided by sales of the Company's products. Historically, these funds have been used for working capital and general corporate purposes including research and development. The Company may use working capital to build inventories, to ensure that orders can be filled in a timely manner, to support the sales efforts of the Company's sales force and to accommodate anticipated growth. The remaining net proceeds from the Company's initial public offering are currently invested primarily in money market instruments and government securities.

Capital expenditures historically have been relatively minor, and have consisted of specialized equipment, manufacturing equipment, office equipment and leasehold improvements. The Company anticipates that its capital requirements will remain relatively minor.

During late fiscal year 2000 and continuing through June 30, 2001, the Company instituted a cost containment program for its operations as well as reduced its employee head count to conserve its cash resources. The Company has also fully implemented its marketing and sales plan to maintain a certain number of key sales representatives and entered into exclusive agreements with stocking distributors and independent sales representatives to sell the Company's products. These efforts have and are expected to continue to result in increased sales revenues for fiscal year 2002 and reduced operating expenses. With increased sales in fiscal year 2002, the Company is expecting an increase in the gross profit margin that will ultimately reduce the overall net loss incurred from operations and slow the consumption of the

Company's cash resources. Competitive disadvantages might occur as a result of the Company's current liquidity situation and diminishing cash resources due to the difficulty in attracting and retaining distributors of the Company's products.

For the three months ended June 30, 2001, the Company generated $53,372 in cash from its operations, used $8,522 for investments in patents and received $2,175 from the exercise of stock options. While the Company has budgets to guide its operating decisions, the Company can not predict with certainty the expected revenues, gross profit margin, net loss and usage of cash and cash equivalents for fiscal year 2002.

As of June 30, 2001, the Company had $838,440 in cash and cash equivalents available to fund future operations. Working capital was $1,674,654 at June 30, 2001 compared to $1,729,332 at March 31, 2001.

During fiscal year 2001 and continuing into fiscal year 2002, the Company made significant strides toward achieving profitable operations. The Company implemented an aggressive marketing and sales plan and these efforts are expected to result in continued sales revenue increases for fiscal year 2002. Revenue increases combined with controlled operating expenses and increased gross profit margins will ultimately reduce the overall net loss incurred from operations and conserve the Company's cash resources.

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

In conjunction with the Company's Initial Public Offering (IPO) in June 1996, the Company agreed to sell to John G. Kinnard and Company, Incorporated as the representative of the several Underwriters, for a nominal purchase price, a five-year warrant to purchase up to 120,000 shares of the Common Stock of the Company, exercisable at 120% of the IPO price of $10.50 per share. The warrants have expired without being exercised. The funds from sale of the warrants have been reclassified into common stock as of June 30, 2001.

The Company's common stock is traded on the Over The Counter Bulletin Board (OTCBB: ECSN.OB).

     INCOME TAXES

Net operating loss carryforwards totaling approximately $15.3 million are available to reduce taxable income as of June 30, 2001. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the year 2011. The Company has not paid income taxes since its inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year, if certain events occur, including changes in ownership interests. The Company has established a valuation allowance for the entire amount of its deferred tax asset since inception due to its history of operating losses.

PART II. OTHER INFORMATION

     ITEM 1 - Not Applicable

     ITEM 2 - Not Applicable

     ITEM 3 - Not Applicable

     ITEM 4 - Not Applicable

     ITEM 5 - Not Applicable

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

                    None

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Encision has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


          Name                           Title                        Date
--------------------------     ------------------------------   ----------------


  /s/ Marcia McHaffie          Controller                        August 13, 2001
--------------------------     (Principal Accounting Officer)
    Marcia McHaffie