Form 10QSB
period 2001-09-30
ENCISION INC
filed 2001-11-13
CIK 930775

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

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

YES /X/   NO / /

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE:

     COMMON STOCK, NO PAR VALUE                           5,404,307 SHARES
     --------------------------                ---------------------------------
              Class                            (outstanding at October 31, 2001)

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

YES / /   NO /X/

                                  ENCISION INC.

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX

                                                                              Page
                                                                             Number
                                                                             ------

PART I. UNAUDITED FINANCIAL INFORMATION

   ITEM 1 - Condensed Interim Financial Statements:
          - Condensed Balance Sheets as of September 30,
              2001 and March 31, 2001 .....................................     3
          - Condensed Statements of Operations for
              the Three Months Ended September 30, 2001 and 2000 ..........     4
          - Condensed Statements of Operations for
              the Six Months Ended September 30, 2001 and 2000 ............     5
          - Condensed Statements of Cash Flows for
              the Six Months Ended September 30, 2001 and 2000 ............     6
          - Notes to Condensed Interim Financial
              Statements ..................................................     7

   ITEM 2 - Management's Discussion and Analysis
              of Financial Condition and Results of Operations ............    11

PART II. OTHER INFORMATION

   ITEM 6 - Exhibits and Reports on Form 8-K ..............................    18

   SIGNATURE ..............................................................    19

PART I FINANCIAL INFORMATION

ITEM 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

                                  ENCISION INC.

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                   September 30,           March 31,
                                                                       2001                  2001
                                                                   ------------          ------------
                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                      $    833,566          $    791,415
    Accounts receivable, net of allowance for doubtful
        accounts of $30,000 and $21,000, respectively                   773,997               709,597
    Inventory, net of reserve for obsolescence of $60,000
        and $55,000, respectively                                       934,557               766,992
    Prepaid expenses                                                     58,608                29,316
                                                                   ------------          ------------
                Total current assets                                  2,600,728             2,297,320
                                                                   ------------          ------------
EQUIPMENT, at cost:
    Furniture, fixtures and equipment                                   772,929               772,929
    Less- Accumulated depreciation                                     (727,593)             (690,156)
                                                                   ------------          ------------
                Equipment, net                                           45,336                82,773
                                                                   ------------          ------------
PATENTS, net of accumulated amortization of $31,323
    and $28,499, respectively                                           124,657               117,566
OTHER ASSETS                                                             12,972                46,170
                                                                   ------------          ------------
                Total assets                                       $  2,783,693          $  2,543,829
                                                                   ============          ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                               $    462,453          $    227,406
    Accrued compensation                                                101,984               129,767
    Other accrued liabilities                                           275,949               210,815
                                                                   ------------          ------------
                Total current liabilities                               840,386               567,988
                                                                   ------------          ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, no par value, 10,000,000 shares
        authorized, no shares outstanding                                    --                    --
    Common stock, no par value, 100,000,000 shares
        authorized, 5,402,307 and 5,396,507 shares
        outstanding, respectively                                    17,238,117            16,945,542
    Warrants to purchase common stock                                        --               290,400
    Accumulated deficit                                             (15,294,810)          (15,260,101)
                                                                   ------------          ------------
                Total shareholders' equity                            1,943,307             1,975,841
                                                                   ------------          ------------
                Total liabilities and shareholders' equity         $  2,783,693          $  2,543,829
                                                                   ============          ============

   The accompanying notes are an integral part of these financial statements.

                                  ENCISION INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       For the Three Months
                                                                        Ended September 30,
                                                                 --------------------------------
                                                                     2001                 2000
                                                                 -----------          -----------
REVENUE, NET                                                     $ 1,224,525          $   655,245

COST OF SALES                                                        486,516              322,630
                                                                 -----------          -----------
                Gross profit                                         738,009              332,615
                                                                 -----------          -----------
OPERATING EXPENSES:
    Sales and marketing                                              387,872              303,966
    General and administrative                                       230,467              187,845
    Research and development                                          90,113              105,964
                                                                 -----------          -----------
                Total operating expenses                             708,452              597,775
                                                                 -----------          -----------
INCOME (LOSS) FROM OPERATIONS                                         29,557             (265,160)

OTHER INCOME:
    Interest income                                                    6,111               13,925
    Other expense                                                     (1,915)             (24,580)
                                                                 -----------          -----------
NET INCOME (LOSS)                                                $    33,753          $  (275,815)
                                                                 ===========          ===========
NET INCOME (LOSS) PER SHARE (Note 2):
    Basic and diluted net income (loss) per common share         $      0.01          $     (0.05)
                                                                 ===========          ===========
    Basic weighted average shares outstanding                      5,402,307            5,383,507
                                                                 ===========          ===========
    Diluted weighted average shares outstanding                    5,875,751            5,383,507
                                                                 ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                                  ENCISION INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                               For the Six Months
                                                                               Ended September 30,
                                                                        --------------------------------
                                                                            2001                2000
                                                                        -----------          -----------
REVENUE, NET                                                            $ 2,251,445          $ 1,165,944

COST OF SALES                                                               959,885              608,827
                                                                        -----------          -----------
                Gross profit                                              1,291,560              557,117
                                                                        -----------          -----------
OPERATING EXPENSES:
    Sales and marketing                                                     767,491              628,866
    General and administrative                                              392,824              371,411
    Research and development                                                177,453              199,273
                                                                        -----------          -----------
                Total operating expenses                                  1,337,768            1,199,550
                                                                        -----------          -----------
LOSS FROM OPERATIONS                                                        (46,208)            (642,433)

OTHER INCOME:
    Interest income                                                          13,646               28,680
    Other expense                                                            (2,147)             (39,513)
                                                                        -----------          -----------
NET LOSS                                                                $   (34,709)         $  (653,266)
                                                                        ===========          ===========
NET LOSS PER SHARE (Note 2):
    Basic and diluted net loss per common share                         $     (0.01)         $     (0.12)
                                                                        ===========          ===========
    Basic and diluted weighted average shares used in computing
     net loss per common share                                            5,402,095            5,383,507
                                                                        ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                                  ENCISION INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       For the Six Months
                                                                                       Ended September 30,
                                                                                --------------------------------
                                                                                    2001                 2000
                                                                                -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                    $   (34,709)         $  (653,266)
    Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities-
            Depreciation and amortization                                            40,261               66,304
            Amortization of discount                                                     --               (9,226)
            Inventory reserves                                                        5,000              (45,000)
            Changes in operating assets and liabilities-
                Accounts receivable                                                 (64,400)            (164,601)
                Inventory                                                          (172,565)             (94,908)
                Other assets                                                          3,906              (30,373)
                Accounts payable                                                    235,047               30,607
                Accrued compensation and other accrued
                    liabilities                                                      37,351              (16,944)
                                                                                -----------          -----------
                    Net cash provided by (used in) operating activities              49,891             (917,407)
                                                                                -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of equipment                                                               --              (26,201)
    Patent costs                                                                     (9,915)              (1,706)
    Sale of short-term investments                                                       --            1,075,000
                                                                                -----------          -----------
                    Net cash provided by (used in) investing activities              (9,915)           1,047,093
                                                                                -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the exercise of stock options                                       2,175                   --
                                                                                -----------          -----------
                    Net cash provided by financing activities                         2,175                   --
                                                                                -----------          -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                            42,151              129,686

CASH AND CASH EQUIVALENTS, beginning of period                                      791,415              446,473
                                                                                -----------          -----------
CASH AND CASH EQUIVALENTS, end of period                                        $   833,566          $   576,159
                                                                                ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                                  ENCISION INC.

                 NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (Unaudited)

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

Prior to the three months ended September 30, 2001, the Company has incurred losses since its inception and has an accumulated deficit of $15,294,810 at September 30, 2001. Its operations have been financed primarily through issuance of equity. The Company's liquidity has substantially diminished because of such continuing operating losses and the Company may be required to seek additional capital to continue operations.

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

Although there can be no guarantee, based upon its current operating plan, the Company believes that its cash resources will be sufficient to fund its operations during fiscal year 2002 and through September 30, 2002. If the Company is unable to manage the business operations in line with the budget expectations, it could have a material adverse effect on the Company's business viability, financial position, results of operations and cash flows. If the Company is not successful in continuing to generate cash from its operations, additional capital resources could be required to maintain ongoing operations.

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

     CONCENTRATION OF CREDIT RISK

The accounts receivable balance at September 30, 2001 of $773,997 included $310,947 (40%) from four customers and $31,132 (4%) from international customers. The Company's accounts receivable balances are primarily domestic. The accounts receivable balance at March 31, 2001, of $709,597 included $89,980, or approximately 13%, from one customer.

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

     INVENTORY

Inventory consists primarily of component parts and raw materials, and is valued at the lower of cost (first-in, first-out basis) or market. Inventory consists of the following:

                                               September 30,        March 31,
                                                   2001               2001
                                               -------------        ---------
          Raw materials                          $ 786,427          $ 609,410
          Finished goods                           208,130            212,582
                                                 ---------          ---------
                                                   994,557            821,992
          Less-Reserve for obsolescence            (60,000)           (55,000)
                                                 ---------          ---------
                                                 $ 934,557          $ 766,992
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

     INCOME TAXES

Net operating loss carryforwards totaling approximately $15.3 million are available to reduce taxable income as of September 30, 2001. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the year 2011. The Company has not paid income taxes since its inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year, if certain events occur, including changes in ownership interests. The Company has established a valuation allowance for the entire amount of its deferred tax asset since inception due to its history of operating losses.

     REVENUE RECOGNITION

Revenue from product sales is recorded when the Company ships the product and the earnings process is complete. The Company recognizes revenue on sales to stocking distributors when there is no significant right of return, other than normal warranty claims.

     STOCK BASED COMPENSATION

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations in accounting for stock options granted to employees.

     COMPREHENSIVE INCOME

For the period ended September 30, 2001, the Company's comprehensive income or loss is the same as its net income or loss. For the three month and six month periods ended September 30, 2000 the Company's total comprehensive loss was $253,613 and $614,058 respectively.

     BASIC AND DILUTED LOSS PER COMMON SHARE

Net income or loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS 128"). Under the provisions of SFAS 128, basic net income or loss per share is computed by dividing net income or loss for the period by the weighted average number of common shares outstanding for the period. Diluted net income or loss per share is computed by dividing the net income or loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. As a result of the Company's net loss for the six month periods ended September 30, 2001 and 2000 and the three month period ended September 30, 2000, all potentially dilutive securities would be anti-dilutive and thus, are excluded from diluted earnings per share.

For all periods presented, the Company had financial instruments that could create future dilution to the Company's common shareholders and are not currently classified as outstanding common shares of the Company. The following table details such instruments and the common stock comparative for each. The common stock number is based on specific conversion or issuance assumptions pursuant to the corresponding terms of each instrument. Potential stock issuance excluded from earning per share because their effect was anti-dilutive are as follows:

                Three Months   Six Months     Three and six
                   Ended          Ended       Months Ended
                  9/30/01        9/30/01         9/30/00
                ------------   ----------     -------------
Options           97,200         820,400         725,400
Warrants              --              --         120,000

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

In June 2001, the FASB approved Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting. The use of the pooling-of-interest method of accounting for business combinations is prohibited. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The Company is accounting for business combinations after June 30, 2001, in accordance with SFAS No. 141.

In August 2001, the FASB approved Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supersedes FASB Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS No. 121"). SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation which resulted in two accounting models for long-lived assets to be disposed of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 on April 1, 2002, but has not yet quantified the effects of adopting SFAS No. 144 on its financial position or results of operations.

(3)  COMMITMENTS AND CONTINGENCIES

The Company currently leases and subleases its facilities under noncancelable lease agreements that require payments of $5,504 per month through October 15, 2001 and $8,677 per month through October 31, 2002. The lease expires on October 31, 2004.

The Company is subject to regulation by the United States Food and Drug Administration ("FDA"). The FDA provides regulations governing the manufacture and sale of the Company's products and regularly inspects the Company and other manufacturers to determine their compliance with these regulations. As of September 30, 2001 the Company believes that it was in substantial compliance with all known regulations. The Company was last inspected in November 1998 and has not, at September 30, 2001, been notified of any deficiencies from that inspection. FDA inspections are conducted approximately every two years or on a more frequent basis at the discretion of the FDA.

Because of seasonal and other factors discussed in Item 2, Historical Perspective and Outlook and Results of Operations, the results of operations for the quarter ended September 30, 2001 should not be taken as an indication of the results of operations for all or any part of the balance of the year.

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

Prior to the three months ended September 30, 2001, the Company has incurred losses since its inception and has an accumulated deficit of $15,294,810 at September 30, 2001 and its operations have been financed primarily through issuance of equity. The Company's liquidity has substantially diminished because of such continuing operating losses and the Company may be required to seek additional capital to continue operations or pursue other alternatives.

As of September 30, 2001, the Company had $833,566 in cash and cash equivalents available to fund future operations. During the six months ended September 30, 2001, the Company generated $49,891 in cash from its operations, used $9,915 for investments in patents and received $2,175 from the exercise of stock options.

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

As the Company evolved, it was clear that its active electrode monitoring technology needed to be integrated into the standard laparoscopic instrument design. As the development program proceeded, it also became apparent that the merging of electrical and mechanical engineering skills in the instrument development process for the Company's patented, integrated electrosurgical instruments was more complex than expected. As a result, instruments with integrated AEM technology were not completed for several years. It was not until Fiscal Year 2000 that a sufficiently broad AEM instrument line was introduced to provide hospital operating rooms with a Standard of Care -- AEM Instruments for all of their electrified monopolar instrumentation in laparoscopic surgery. Prior to offering the full range of laparoscopic instrumentation, it was difficult for hospitals to commit to the AEM solution, as there were not adequate comparable surgical instrument options to match what the surgeon demanded.

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

POSSIBILITY OF CONTINUED OPERATING LOSSES: Until the three months ended September 30, 2001, the Company has incurred losses since its inception and has an accumulated deficit of $15,294,810 at September 30, 2001. The Company has made significant strides toward improving its operating results and achieved its first quarterly profit in Q2 FY 2002. However, due to the ongoing need to develop, optimize and train the sales distribution network and the need to increase revenues to a level adequate to cover fixed and variable operating costs, the Company believes that it may operate at a net loss for several quarters. Nonetheless, the Company believes, based upon its current operating plan, that its current cash on hand and other capital available to it currently, will be sufficient to fund operations through at least September 30, 2002.

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

HISTORY OF OPERATING LOSSES AND CAPITAL AVAILABILITY: The Company was formed in 1991 and, until the three months ended September 30, 2001, has incurred losses since its inception of $15.3 million. The Company has primarily financed its research, development, and operational activities with sales of common stock.

At September 30, 2001, the Company had $833,566 in cash available to fund future operations. The Company believes it has sufficient cash available and budget controls to fund operations through September 30, 2002, however, at that time, if sales have not significantly increased with a corresponding decrease in net loss, the Company's current assets would be substantially diminished, which could result in a material adverse effect on the Company and its results of operations. The Company may also find itself at a competitive disadvantage due to its constrained liquidity.

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

     RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

NET REVENUES. Revenues for the quarter ended September 30, 2001, were $1,224,525, compared to $655,245 for the quarter ended September 30, 2000, an increase of 87%. The increase is attributable to the Company continuing to expand its product offering and to improve its sales and marketing efforts. This has resulted in the successful conversion of new hospitals utilizing AEM technology.

When a hospital converts to AEM technology the Company earns revenue from replacement instrument purchases, which only the Company can provide. The replacement market of reusable and disposable AEM products in converted hospitals represented over 65% of the Company's revenue for the quarter ended September 30, 2001 and this revenue stream is expected to grow as the base of newly converted hospitals continues to grow.

GROSS PROFIT. The gross profit for the quarter ended September 30, 2001 of $738,009 increased by 122% from the quarter ended September 30, 2000 gross profit of $332,615. Gross profit as a percentage of revenue (gross margin) increased from 51% for the quarter ended September 30, 2000 to 60% in the quarter ended September 30, 2001. The increase was primarily the result of increased unit sales, resulting in increased utilization of fixed manufacturing overhead and reduced headcount. Also contributing were manufacturing and purchasing efficiencies that were implemented during the year. Small price increases on select products had a minor effect on the gross margin improvements.

SALES AND MARKETING EXPENSES. Sales and marketing expenses of $387,872 for the quarter ended September 30, 2001 increased by 28% compared to $303,966 for the quarter ended September 30, 2000. The increase was a result of expanded marketing programs and initiatives, offset by the cost benefits of more effective expense planning and controls. In the last fiscal year, the Company implemented a new sales commission program that was based on growth. The new program reduced the base salaries for the Company's sales force and increased the commissions for growing revenue volume and meeting sales quotas. The Company's marketing efforts continue to focus on garnering independent clinical endorsements for AEM technology and promoting these recommendations in the marketplace.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $230,467 for the quarter ended September 30, 2001 increased by 23% compared to $187,845 for the quarter ended September 30, 2000. This increase is the result of costs incurred associated with various strategic alternatives explored and presented to the Company. Excluding these costs the General and Administrative expenses approximated last year's Q2.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses of $90,113 for the quarter ended September 30, 2001 decreased by 15% compared to $105,964 for the quarter ended September 30, 2000. This reflects a reduction in the number of `non-AEM' development projects. The Company feels it is strategically critical to focus on its proprietary technology and the AEM-related engineering projects dedicated to expanding the AEM product line. The result was the elimination of some non-AEM projects and their associated expenses.

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2000.

NET REVENUES. Revenues for the six months ended September 30, 2001, were $2,251,445, compared to $1,165,944 for the quarter ended September 30, 2000, an increase of 93%. The increase is attributable to the Company continuing to expand its product offering, improve its sales and marketing efforts and successful conversion of new hospitals utilizing AEM technology.

GROSS PROFIT. The gross profit for the six months ended September 30, 2001 of $1,291560 increased by 132% from the six months ended September 30, 2000 gross profit of $557,117. Gross profit as a percentage of revenue (gross margin) increased from 48% for the six months ended September 30, 2000 to 57% in the six months ended September 30, 2001. The increase was primarily the result of increased unit sales, resulting in increased utilization of fixed manufacturing overhead and reduced headcount. Also contributing were manufacturing and purchasing efficiencies that were implemented during the year. Small price increases on select products had a minor effect on the gross margin improvements.

SALES AND MARKETING EXPENSES. Sales and marketing expenses of $767,491 for the six months ended September 30, 2001 increased by 22% compared to $628,866 for the six months ended September 30, 2000. The increase was a result of expanded marketing programs and initiatives, offset by the cost benefits of more effective expense planning and controls. In the last fiscal year, the Company implemented a new sales commission program that was based on growth. The new program reduced the base salaries for the Company's sales force and increased the commissions for growing revenue volume and meeting sales quotas.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $392,824 for the six months ended September 30, 2001 increased by 6% compared to $371,411 for the six months ended September 30, 2000. This increase is the result of costs incurred associated with various strategic alternatives explored and presented to the Company. Excluding these costs the General and Administrative expenses were reduced 7% from last year's six months ended September 30, 2000.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses of $177,453 for the six months ended September 30, 2001 decreased by 11% compared to $199,273 for the six months ended September 30, 2000. This reflects a reduction in the number of `non-AEM' development projects. The Company feels it is strategically critical to focus on its proprietary technology and the AEM-related engineering projects dedicated to expanding the AEM product line.

     LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its cash requirements principally through sales of Common Stock which approximated $17.2 million through September 30, 2001, and, to a substantially lesser degree, funds provided by sales of the Company's products. Historically, these funds have been used for working capital and general corporate purposes including research and development. The Company may use working capital to build inventories, to ensure that orders can be filled in a timely manner, to support the sales efforts of the Company's sales force and to accommodate anticipated growth. The remaining net proceeds from the Company's initial public offering are currently invested primarily in money market instruments and government securities.

Capital expenditures historically have been relatively minor, and have consisted of specialized equipment, manufacturing equipment, office equipment and leasehold improvements. The Company anticipates that its capital requirements will remain relatively minor.

During late fiscal year 2000 and continuing through September 30, 2001, the Company instituted a cost containment program for its operations as well as reduced its employee head count to conserve its cash resources. The Company has also fully implemented its marketing and sales plan to maintain a certain number of key sales representatives and entered into exclusive agreements with stocking distributors and independent sales representatives to sell the Company's products. These efforts have and are expected to continue to result in increased sales revenues for fiscal year 2002 and reduced operating expenses. With increased sales in fiscal year 2002, the Company is expecting an increase in the gross profit margin that will ultimately reduce the overall net loss incurred from operations and slow the consumption of the Company's cash resources. Competitive disadvantages might occur as a result of the Company's current liquidity situation and diminishing cash resources due to the difficulty in attracting and retaining distributors of the Company's products.

For the six months ended September 30, 2001, the Company generated $49,891 in cash from its operations, used $9,915 for investments in patents and received $2,175 from the exercise of stock options. While the Company has budgets to guide its operating decisions, the Company can not predict with certainty the expected revenues, gross profit margin, net loss and usage of cash and cash equivalents for the remainder of fiscal year 2002 and beyond.

As of September 30, 2001, the Company had $833,566 in cash and cash equivalents available to fund future operations. Working capital was $1,760,342 at September 30, 2001 compared to $1,729,332 at March 31, 2001.

During fiscal year 2001 and continuing into fiscal year 2002, the Company has made significant strides toward achieving profitable operations. The Company implemented an aggressive marketing and sales plan and these efforts are expected to result in continued sales revenue increases for fiscal year 2002. Revenue increases combined with controlled operating expenses and increased gross profit margins will ultimately reduce the overall net loss incurred from operations and conserve the Company's cash resources.

In conjunction with the Company's Initial Public Offering (IPO) in June 1996, the Company agreed to sell to John G. Kinnard and Company, Incorporated as the representative of the several Underwriters, for a nominal purchase price, a five- year warrant to purchase up to 120,000 shares of the Common Stock of the Company, exercisable at 120% of the IPO price of $10.50 per share. The warrants have expired without being exercised. The funds from sale of the warrants have been reclassified into common stock as of June 30, 2001.

The Company's common stock is traded on the Over The Counter Bulletin Board (OTCBB: ECSN.OB).

     INCOME TAXES

Net operating loss carryforwards totaling approximately $15.3 million are available to reduce taxable income as of September 30, 2001. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the year 2011. The Company has not paid income taxes since its inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year, if certain events occur, including changes in ownership interests. The Company has established a valuation allowance for the entire amount of its deferred tax asset since inception due to its history of operating losses.

PART II. OTHER INFORMATION

     ITEM 1 - Not Applicable

     ITEM 2 - Not Applicable

     ITEM 3 - Not Applicable

     ITEM 4 - Not Applicable

     ITEM 5 - Not Applicable

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               NONE.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Encision has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


            Name                          Title                      Date
----------------------------  -------------------------------  -----------------


    /s/ Marcia McHaffie       Controller                       November 13, 2001
----------------------------  (Principal Accounting Officer)
      Marcia McHaffie