Form 10QSB
period 2001-12-31
ENCISION INC
filed 2002-02-14
CIK 930775

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001


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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (303) 444-2600
 ------------------------------------------------------------------------------
                           (Issuer's telephone number)

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OF 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES /X/ NO / /

STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF THE LATEST PRACTICABLE DATE:

     COMMON STOCK, NO PAR VALUE                     5,413,282 SHARES
     --------------------------           ---------------------------------
             Class                        (outstanding at January 31, 2002)

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT

YES / /   NO /X/

                                  ENCISION INC.

                                   FORM 10-QSB

                     FOR THE QUARTER ENDED DECEMBER 31, 2001


                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------
PART I. UNAUDITED FINANCIAL INFORMATION

     ITEM 1 - Condensed Interim Financial Statements:
            - Condensed Balance Sheets as of December 31, 2001
               and March 31, 2001...........................................   3
            - Condensed Statements of Operations for the
               Three Months Ended December 31, 2001 and 2000................   4
            - Condensed Statements of Operations for the Nine Months
               Ended December 31, 2001 and 2000.............................   5
            - Condensed Statements of Cash Flows for the Nine Months
               Ended December 31, 2001 and 2000.............................   6
            - Notes to Condensed Interim Financial Statements...............   7

     ITEM 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations..........................  11

PART II. OTHER INFORMATION

     ITEM 6 -  Exhibits and Reports on Form 8-K.............................  18

     SIGNATURE..............................................................  19

PART I FINANCIAL INFORMATION

ITEM 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

                                  ENCISION INC.

                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                  December 31,           March 31,
                                                                      2001                 2001
                                                                  ------------          ------------
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                     $    620,536          $    791,415
    Accounts receivable, net of allowance for doubtful
       accounts of $24,000 and $21,000, respectively                   534,022               709,597
    Inventory, net of reserve for obsolescence of $60,000
       and $55,000, respectively                                     1,065,685               766,992
    Prepaid expenses                                                    82,685                29,316
                                                                  ------------          ------------
              Total current assets                                   2,302,928             2,297,320
                                                                  ------------          ------------
EQUIPMENT, at cost:
    Furniture, fixtures and equipment                                  778,929               772,929
    Less- Accumulated depreciation                                    (741,042)             (690,156)
                                                                  ------------          ------------
              Equipment, net                                            37,887                82,773
                                                                  ------------          ------------
PATENTS, net of accumulated amortization of $32,735
    and $28,499, respectively                                          123,245               117,566
OTHER ASSETS                                                            12,972                46,170
                                                                  ------------          ------------
              Total assets                                        $  2,477,032          $  2,543,829
                                                                  ============          ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                              $    301,773          $    227,406
    Accrued compensation                                               128,655               129,767
    Other accrued liabilities                                          207,872               210,815
                                                                  ------------          ------------
              Total current liabilities                                638,300               567,988
                                                                  ------------          ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, no par value, 10,000,000
       shares authorized, no shares outstanding                             --                    --
    Common stock, no par value, 100,000,000 shares
       authorized, 5,411,019 and 5,396,507 shares
       outstanding, respectively                                    17,246,131            16,945,542
    Warrants to purchase common stock                                       --               290,400
    Accumulated deficit                                            (15,407,399)          (15,260,101)
                                                                  ------------          ------------
              Total shareholders' equity                             1,838,732             1,975,841
                                                                  ------------          ------------
              Total liabilities and shareholders' equity          $  2,477,032          $  2,543,829
                                                                  ============          ============

   The accompanying notes are an integral part of these financial statements.

                                  ENCISION INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     For the Three Months
                                                                      Ended December 31,
                                                                --------------------------------
                                                                    2001                2000
                                                                -----------          -----------
REVENUE, NET                                                    $ 1,120,927          $   849,162

COST OF SALES                                                       485,781              360,308
                                                                -----------          -----------
          Gross profit                                              635,146              488,854
                                                                -----------          -----------
OPERATING EXPENSES:
  Sales and marketing                                               436,915              377,574
  General and administrative                                        190,935              204,703
  Research and development                                          122,334              134,357
                                                                -----------          -----------
          Total operating expenses                                  750,184              716,634
                                                                -----------          -----------
LOSS FROM OPERATIONS                                               (115,038)            (227,780)

OTHER INCOME:
  Interest income                                                     3,613                8,855
  Other expense                                                      (1,164)              21,890
                                                                -----------          -----------
NET LOSS                                                        $  (112,589)         $  (197,035)
                                                                ===========          ===========
NET LOSS PER SHARE (Note 2):
  Basic and diluted net loss per common share                   $     (0.02)         $     (0.04)
                                                                ===========          ===========
  Basic and diluted weighted average shares outstanding           5,406,544            5,393,474
                                                                ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                                  ENCISION INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     For the Nine Months
                                                                      Ended December 31,
                                                                --------------------------------
                                                                    2001                 2000
                                                                -----------          -----------
REVENUE, NET                                                    $ 3,372,372          $ 2,015,106

COST OF SALES                                                     1,445,666              969,135
                                                                -----------          -----------
          Gross profit                                            1,926,706            1,045,971
                                                                -----------          -----------
OPERATING EXPENSES:
  Sales and marketing                                             1,204,407            1,006,440
  General and administrative                                        583,758              576,115
  Research and development                                          299,787              333,629
                                                                -----------          -----------
          Total operating expenses                                2,087,952            1,916,184
                                                                -----------          -----------
LOSS FROM OPERATIONS                                               (161,246)            (870,213)

OTHER INCOME:
  Interest income                                                    17,259               37,535
  Other expense                                                      (3,311)             (17,623)
                                                                -----------          -----------
NET LOSS                                                        $  (147,298)         $  (850,301)
                                                                ===========          ===========
NET LOSS PER SHARE (Note 2):
  Basic and diluted net loss per common share                   $     (0.03)         $     (0.16)
                                                                ===========          ===========
  Basic and diluted weighted average shares outstanding           5,402,964            5,387,029
                                                                ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                                  ENCISION INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           For the Nine Months
                                                                            Ended December 31,
                                                                      ---------------------------------
                                                                         2001                 2000
                                                                      -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $  (147,298)         $  (850,301)
  Adjustments to reconcile net loss to net cash
    used in operating activities-
      Depreciation and amortization                                        55,122               98,112
      Amortization of discount                                                 --               (9,226)
      Provision for excess/obsolete inventory                               5,000              (65,000)
      Provision for doubtful accounts                                       3,000               14,000
      Changes in operating assets and liabilities-
        Accounts receivable                                               172,575             (326,947)
        Inventory                                                        (303,693)            (100,648)
        Prepaid and other assets                                          (20,171)             (95,857)
        Accounts payable                                                   74,367                1,262
        Accrued compensation and other accrued
          liabilities                                                      (4,055)              20,313
                                                                      -----------          -----------
          Net cash used in operating activities                          (165,153)          (1,314,292)
                                                                      -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment                                                   (6,000)             (27,402)
  Patent costs                                                             (9,915)              (1,706)
  Sale of short-term investments                                               --            1,145,631
                                                                      -----------          -----------
          Net cash provided by (used in) investing activities             (15,915)           1,116,523
                                                                      -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the exercise of stock options                              10,189                4,225
                                                                      -----------          -----------
          Net cash provided by financing activities                        10,189                4,225
                                                                      -----------          -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                (170,879)            (193,544)

CASH AND CASH EQUIVALENTS, beginning of period                            791,415              446,473
                                                                      -----------          -----------
CASH AND CASH EQUIVALENTS, end of period                              $   620,536          $   252,929
                                                                      ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                                  ENCISION INC.

                 NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

                                DECEMBER 31, 2001
                                   (Unaudited)


(1)  ORGANIZATION AND NATURE OF BUSINESS

Encision Inc. (the "Company"), a Colorado corporation, designs, develops, manufactures and markets patented electrosurgical instruments that provide enhanced safety to patients undergoing minimally-invasive surgery ("MIS"). The Company believes its patented AEM(R) technology is changing the marketplace for electrosurgical devices and laparoscopic instruments by providing a solution to a well-documented patient safety risk in surgery. The Company's sales to date have been made principally in the U.S.

During laparoscopic surgical procedures, the surgeon operates from outside the patient's body, introducing cameras and instruments through small access ports to perform the surgical intervention. MIS has proven to greatly enhance the patient's post-operative course of recovery and is now the preferred surgical approach in over 50% of abdominal surgeries.

The market opportunity was created by the surgeons' continued demand for monopolar electrosurgery tools, which they have preferred using in "open" procedures, combined with certain inherent risks of this technology in MIS. The risk of unintended electrosurgical burns to the patient in laparoscopic monopolar electrosurgery has been well documented.

The Company's approach to the market opportunity was to design and develop a laparoscopic instrument system that helps to prevent unintended electrosurgical burns. The Company's patented AEM Laparoscopic Instrument System provides the surgeon with the tissue effects they demand while helping to prevent stray electrical energy, which can cause unintended and unseen tissue injury. The AEM Instruments incorporate active electrode monitoring technology to dynamically and continuously monitor the flow of electrosurgical current, thereby helping to prevent patient injury. With the AEM System, surgeons are able to perform a broad range of electrosurgical procedures more safely and efficaciously than is possible using conventional instruments.

Except for the three months ended September 30, 2001, the Company has incurred losses since its inception and has an accumulated deficit of $15,407,399 at December 31, 2001. Its operations have been financed primarily through issuance of equity. The Company's liquidity has substantially diminished because of such continuing operating losses and the Company may be required to seek additional capital to continue operations.

During fiscal year 2001, the Company continued to execute a strategy designed to achieve profitable operations. The Company implemented strategic marketing and sales plans and management expects these efforts to result in continued sales revenue increases for fiscal year 2002 which, combined with controlled operating expenses and increased gross profit margins, will ultimately reduce the overall net loss incurred from operations and conserve the Company's cash resources.

Although there can be no guarantee, based upon its current operating plan, the Company believes that its cash resources will be sufficient to fund its operations during fiscal year 2002 and through December 31, 2002. If the Company is unable to manage the business operations in line with the budget expectations, it could have a material adverse effect on the Company's business viability, financial position, results of operations and cash flows. If the Company is not successful in generating cash from its operations, additional capital resources could be required to maintain ongoing operations.

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

     CONCENTRATION OF CREDIT RISK

The accounts receivable balance at December 31, 2001 of $534,022 included $263,070 (49%) from five customers, of which $143,491 (27%) was from one customer, and $31,132 (6%) from international customers. The Company's accounts receivable balances are primarily domestic. The accounts receivable balance at March 31, 2001, of $709,597 included $89,980, or approximately 13%, from one customer.

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

     INVENTORY

Inventory consists primarily of component parts and raw materials, and is valued at the lower of cost (first-in, first-out basis) or market. Inventory consists of the following:

                                                 December 31,          March 31,
                                                    2001                 2001
                                                 -----------          -----------
          Raw materials                          $   815,143          $   609,410
          Finished goods                             310,542              212,582
                                                 -----------          -----------
                                                   1,125,685              821,992
          Less- Reserve for obsolescence             (60,000)             (55,000)
                                                 -----------          -----------
                                                 $ 1,065,685          $   766,992
                                                 ===========          ===========

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

     INCOME TAXES

Net operating loss carryforwards totaling approximately $15.4 million are available to reduce taxable income as of December 31, 2001. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the year 2011. The Company has not paid income taxes since its inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year, if certain events occur, including changes in ownership interests. The Company has established a valuation allowance for the entire amount of its deferred tax asset since inception due to its history of operating losses.

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

     COMPREHENSIVE INCOME

For the periods ended December 31, 2001 and December 31, 2000, the Company's comprehensive income or loss is the same as its net income or loss.

     BASIC AND DILUTED LOSS PER COMMON SHARE

Net income or loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS 128"). Under the provisions of SFAS 128, basic net income or loss per share is computed by dividing net income or loss for the period by the weighted average number of common shares outstanding for the period. Diluted net income or loss per share is computed by dividing the net income or loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. As a result of the Company's net loss for the three and nine month periods ended December 31, 2001 and 2000, all potentially dilutive securities would be anti-dilutive and thus, are excluded from diluted earnings per share.

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

                                     Three and Nine             Three and Nine
                                      Months Ended               Months Ended
                                        12/31/01                   12/31/00
                                     --------------             --------------
          Options                        852,400                    725,400
          Warrants                            --                    120,000

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

In June 2001, the FASB approved Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting. The use of the pooling-of-interest method of accounting for business combinations is prohibited. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The Company will account for business combinations after June 30, 2001, in accordance with SFAS No. 141.

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

(3)  COMMITMENTS AND CONTINGENCIES

The Company currently leases and subleases its facilities under noncancelable lease agreements that require payments of $8,677 per month through October 15, 2001 and $8,677 per month through October 31, 2002. The lease expires on October 31, 2004.

The Company is subject to regulation by the United States Food and Drug Administration ("FDA"). The FDA provides regulations governing the manufacture and sale of the Company's products and regularly inspects the Company and other manufacturers to determine their compliance with these regulations. As of December 31, 2001 the Company believes that it was in substantial compliance with all known regulations. The Company was last inspected in November 1998 and has not, at December 31, 2001, been notified of any deficiencies from that inspection. FDA inspections are conducted approximately every two years or on a more frequent basis at the discretion of the FDA.

Because of seasonal and other factors discussed in Item 2, Historical Perspective and Outlook and Results of Operations, the results of operations for the quarter ended December 31, 2001 should not be taken as an indication of the results of operations for all or any part of the balance of the year.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     GENERAL

The Company manufactures and markets a line of patented surgical instruments that are designed to provide greater safety and efficacy to patients who undergo minimally invasive surgery ("MIS"). The Company believes that its patented AEM instruments offer surgeons significant advantages compared to conventional electrosurgical instruments because of their ability to continually and dynamically monitor for stray electrical energy during MIS procedures. Stray electrosurgical energy has been shown to cause unintended burns that may result in prolonged hospitalization or death. The Company has received four FDA Form 510(k) notifications for its products and has obtained patent protection for its products' core AEM shielding and monitoring technology.

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

Except for the three months ended September 30, 2001, the Company has incurred losses since its inception and has an accumulated deficit of $15,407,399 at December 31, 2001. Its operations have been financed primarily through issuance of equity. The Company's liquidity has substantially diminished because of such continuing operating losses and the Company may be required to seek additional capital to continue operations or pursue other alternatives.

As of December 31, 2001, the Company had $620,536 in cash and cash equivalents available to fund future operations. During the nine months ended December 31, 2001, the Company used $165,153 in cash from its operations, used $15,915 for investments in equipment and patents and received $10,189 from the exercise of stock options.

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

As the Company evolved, it was clear that its active electrode monitoring technology needed to be integrated into the standard laparoscopic instrument design. As the development program proceeded, it also became apparent that the merging of electrical and mechanical engineering skills in the instrument development process for the Company's patented, integrated electrosurgical instruments were more complex than expected. As a result, instruments with integrated AEM technology were not completed for several years. It was not until Fiscal Year 2000 that a sufficiently broad AEM instrument line was introduced to provide hospital operating rooms with a Standard of Care -- AEM Instruments for all of their monopolar electrosurgical instrumentation in laparoscopic surgery. Prior to offering the full range of laparoscopic instruments, it was difficult for hospitals to commit to the AEM solution, as there were not adequate comparable surgical instrument options to match what the surgeon demanded.

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

POSSIBILITY OF CONTINUED OPERATING LOSSES: Except for the three months ended September 30, 2001, the Company has incurred losses since its inception and has an accumulated deficit of $15,407,399 at December 31, 2001. The Company has made significant strides toward improving its operating results and achieved its first quarterly profit in the second quarter of fiscal year 2002. However, due to the ongoing need to develop, optimize and train the sales distribution network and the need to increase revenues to a level adequate to cover fixed and variable operating costs, the Company believes that it may operate at a net loss for several quarters. Nonetheless, the Company believes, based upon its current operating plan, that its current cash on hand and other capital available to it currently, will be sufficient to fund operations through at least December 31, 2002.

REVENUE GROWTH: The Company expects to generate increased revenues in the U.S. from sales to new hospital customers as the network of independent sales representatives becomes more proficient and expands the utility of AEM Laparoscopic Instruments. The Company believes that the visibility and credibility of the clinical endorsements behind the AEM technology will contribute to increased revenues in fiscal year 2002.

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

RESEARCH AND DEVELOPMENT EXPENSES: New additions to the AEM product line have been introduced in fiscal year 2002. Research and development expenses are expected to increase modestly to support the Company's development of new AEM products, further expanding the instrument options for the surgeon.

     RISK FACTORS WHICH MAY AFFECT FUTURE PERFORMANCE:

Among the factors that could cause future results to be materially different from expectations are:

UNCERTAINTY OF MARKET ACCEPTANCE: The Company's success is dependent upon acceptance of its products by the medical community as reliable, safe and cost-effective for use in MIS procedures, as well as the recognition that current practices may not be entirely safe. The Company is unable to predict how quickly or how broadly its products will be accepted by the medical community, or if accepted, the number of MIS procedures that will be performed using the Company's products. Achieving market acceptance will require the Company to continue to educate the marketplace about the potential hazards involved in the use of existing electrosurgical products during MIS procedures and the expected benefits associated with the use of the Company's products. It may also require additional data to be accepted by the medical community as evidence of the occurrence of such hazards. The Company may not be successful in educating the marketplace about its products and available data concerning these hazards may not create a demand by hospitals and surgeons for the Company's products. The Company's future financial viability will depend in large part on the extent to which the Company's products and enhancements are accepted by the market in commercially viable quantities during future periods. If the Company's products do not achieve market acceptance in these quantities, the Company's business viability, financial condition, operating results and cash flows will be materially adversely affected.

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

HISTORY OF OPERATING LOSSES AND CAPITAL AVAILABILITY: The Company was formed in 1991 and has incurred losses since its inception of $15.4 million. The Company has primarily financed its research, development, and operational activities with sales of common stock.

At December 31, 2001, the Company had $620,536 in cash available to fund future operations. The Company believes it has sufficient cash available and budget controls to fund operations through December 31, 2002, however, at that time, if sales have not significantly increased with a corresponding decrease in net loss, the Company's current assets would be substantially diminished, which could result in a material adverse effect on the Company and its results of operations. The Company may also find itself at a competitive disadvantage due to its constrained liquidity.

COMPETITION: The market for electrosurgical products and laparoscopic instruments is intensely competitive. While the Company knows of no other company that markets products that incorporate active electrode monitoring technology to address stray electrical energy, it can be expected that the manufacturers of unshielded, unmonitored electrosurgical instruments will resist any loss of market share that might result from the presence of the Company's shielded products in the marketplace. The Company also believes that manufacturers of products that are based upon surgical techniques that are alternatives to monopolar electrosurgery are competitors of the Company. These techniques include bipolar electrosurgery, the harmonic scalpel and lasers. The alternative techniques may gain greater market share and new competitive techniques may be developed and introduced. Many of the Company's competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources than the Company. Many of the Company's competitors also currently have, or may develop or acquire substantial installed customer bases in the medical products market and have significantly greater market recognition. As a result of these factors, the Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than the Company. It is possible that new competitors or new alliances among competitors may emerge and rapidly acquire significant market share. The Company may not be able to compete successfully against current and future competitors and competitive pressures faced by the Company may materially adversely affect its financial position, results of operations and cash flows. The Company's constrained financial resources may hinder its ability to respond to competitive threats.

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

     RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2000.

NET REVENUES. Revenues for the quarter ended December 31, 2001, were $1,120,927, compared to $849,162 for the quarter ended December 31, 2000, an increase of 32%. The increase is attributable to the Company continuing to expand its product offering and to improved sales and marketing efforts. This has resulted in the successful conversion of new hospitals utilizing AEM technology.

When a hospital converts to AEM technology the Company earns revenue from replacement instrument purchases, which only the Company can provide. The replacement market of reusable and disposable AEM products in converted hospitals represented over 65% of the Company's revenue for the quarter ended December 31, 2001 and this revenue stream is expected to grow as the base of newly converted hospitals continues to grow.

GROSS PROFIT. The gross profit for the quarter ended December 31, 2001 of $635,146 increased by 30% from the quarter ended December 31, 2000 gross profit of $488,854. Gross profit as a percentage of revenue (gross margin) decreased from 58% for the quarter ended December 31, 2000 to 57% in the quarter ended December 31, 2001. The decrease in gross margin was primarily the result of an increased number of "no-charge" AEM monitors (shipped during the quarter as part of a sales program initiative) and increased headcount.

SALES AND MARKETING EXPENSES. Sales and marketing expenses of $436,915 for the quarter ended December 31, 2001 increased by 16% compared to $377,574 for the quarter ended December 31, 2000. The increase is primarily attributed to increased sales commissions paid on higher revenue. Sales and marketing expenses as a percent of revenue decreased in the quarter ended December 31, 2001 compared to the quarter ended December 31, 2000. The Company's sales and marketing efforts continue to focus on garnering independent clinical endorsements for AEM technology and promoting these recommendations in the marketplace.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $190,935 for the quarter ended December 31, 2001 decreased by 7% compared to $204,703 for the quarter ended December 31, 2000. This decrease is the result of expense controls and efficiencies.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses of $122,334 for the quarter ended December 31, 2001 decreased by 9% compared to $134,357 for the quarter ended December 31, 2000. This reflects a reduction in the number of `non-AEM' development projects. The Company feels it is strategically critical to focus on its proprietary technology and the AEM-related engineering projects dedicated to expanding the AEM product line.

FOR THE NINE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2000.

NET REVENUES. Revenues for the nine months ended December 31, 2001, were $3,372,372, compared to $2,015,106 for the quarter ended December 31, 2000, an increase of 67%. The increase is attributable to the Company continuing to expand its product offering, improve its sales and marketing efforts and successful conversion of new hospitals utilizing AEM technology.

GROSS PROFIT. The gross profit for the nine months ended December 31, 2001 of $1,926,706 increased by 84% from the nine months ended December 31, 2000 gross profit of $1,045,971. Gross profit as a percentage of revenue (gross margin) increased from 52% for the nine months ended December 31, 2000 to 57% in the nine months ended December 31, 2001. The increase was primarily the result of increased unit sales, resulting in increased utilization of fixed manufacturing overhead. Also contributing were manufacturing and purchasing efficiencies that were implemented during the past year. Small price increases on select products had a minor effect on the gross margin improvements.

SALES AND MARKETING EXPENSES. Sales and marketing expenses of $1,204,407 for the nine months ended December 31, 2001 increased by 20% compared to $1,006,440 for the nine months ended December 31, 2000. The increase is primarily attributed to increased sales commissions paid on higher revenue. Sales and marketing expenses as a percent of revenue decreased in the nine-months ended December 31, 2001 compared to the nine-months ended December 31, 2000. The Company's sales and marketing efforts continue to focus on garnering independent clinical endorsements for AEM technology and promoting these recommendations in the marketplace.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses of $583,758 for the nine months ended December 31, 2001 increased by 1% compared to $576,115 for the nine months ended December 31, 2000. This minimal increase is the result of expense controls and efficiencies. The Company has generated a 67% increase in revenues through nine-months while only increasing general and administrative expenses 1%.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses of $299,787 for the nine months ended December 31, 2001 decreased by 10% compared to $333,629 for the nine months ended December 31, 2000. This reflects a reduction in the number of `non-AEM' development projects. The Company feels it is strategically critical to focus on its proprietary technology and the AEM-related engineering projects dedicated to expanding the AEM product line.

     LIQUIDITY AND CAPITAL RESOURCES

The Company has historically satisfied its cash requirements principally through sales of Common Stock which approximated $17.2 million through December 31, 2001, and, to a lesser degree, funds provided by sales of the Company's products. Historically, these funds have been used for working capital and general corporate purposes including research and development. The Company may use working capital to build inventories, to ensure that orders can be filled in a timely manner, to support the sales efforts of the Company's sales force and to accommodate anticipated growth. The remaining net proceeds from the Company's initial public offering are currently invested primarily in money market instruments and government securities.

Capital expenditures historically have been relatively minor, and have consisted of specialized equipment, manufacturing equipment, office equipment and leasehold improvements. The Company anticipates that its capital requirements will remain relatively minor.

During late fiscal year 2000 and continuing through December 31, 2001, the Company instituted a cost containment program for its operations as well as reduced its employee head count to conserve its cash resources. The Company has also fully implemented its marketing and sales plan to maintain a certain number of key sales representatives and entered into exclusive agreements with stocking distributors and independent sales representatives to sell the Company's products. These efforts have and are expected to continue to result in increased sales revenues for fiscal year 2002. With increased sales in fiscal year 2002, the Company is expecting an increase in the gross profit margin that, combined with controlled operating expenses, will ultimately reduce the overall net loss incurred from operations and slow the consumption of the Company's cash resources. Competitive disadvantages might occur as a result of the Company's current liquidity situation and diminishing cash resources due to the difficulty in attracting and retaining distributors of the Company's products.

For the nine months ended December 31, 2001, the Company used $165,153 in cash from its operations, used $15,915 for investments in equipment and patents and received $10,189 from the exercise of stock options. While the Company has budgets to guide its operating decisions, the Company can not predict with certainty the expected revenues, gross profit margin, net loss and usage of cash and cash equivalents for the remainder of fiscal year 2002 and beyond.

As of December 31, 2001, the Company had $620,536 in cash and cash equivalents available to fund future operations. Working capital was $1,664,628 at December 31, 2001 compared to $1,729,332 at March 31, 2001. Encision believes, based upon its current operating plan, that its current cash on hand and other capital available to it currently, will be sufficient to fund operations through at least December 31, 2002.

During fiscal year 2001 and continuing into fiscal year 2002, the Company has made significant strides toward achieving profitable operations and achieved profitability for the quarter ended, Sept. 30, 2001. The Company implemented an aggressive marketing and sales plan and these efforts have resulted in sales revenue increases for fiscal year 2002. Revenue increases combined with controlled operating expenses and increased gross profit margins will ultimately reduce the overall net loss incurred from operations and conserve the Company's cash resources.

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

The Company's common stock is traded on the Over The Counter Bulletin Board (OTCBB: ECSN.OB).

     INCOME TAXES

Net operating loss carryforwards totaling approximately $15.4 million are available to reduce taxable income as of December 31, 2001. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the year 2011. The Company has not paid income taxes since its inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year, if certain events occur, including changes in ownership interests. The Company has established a valuation allowance for the entire amount of its deferred tax asset since inception due to its history of operating losses.

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



         Name                            Title                      Date
-------------------------     ------------------------------   -----------------


  /s/ Marcia McHaffie         Controller                       February 14, 2002
--------------------------    (Principal Accounting Officer)
     Marcia McHaffie