Form 10KSB
period 2002-03-31
ENCISION INC
filed 2002-06-12
CIK 930775

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2002


                          COMMISSION FILE NO.: 0-28604


                                  ENCISION INC.
             (Exact name of Registrant as specified in its charter)


           COLORADO                                  84-1162056
     -----------------------------------------------------------------------
     (State of incorporation)           (I.R.S. Employer Identification No.)


     4828 STERLING DRIVE, BOULDER, COLORADO                          80301
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

                   Name of each exchange on which registered:
                     NASDAQ OVER-THE-COUNTER BULLETIN BOARD


Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ No / /

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

The Registrant's revenues for fiscal year ended MARCH 31, 2002 were $4,863,908

As of May 31, 2002, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant issued and outstanding on such date was $7,375,106. This figure is based on the closing sales price of $3.00 a share of the Registrants common stock on May 31, 2002.

The number of shares outstanding of each of the Registrant's classes of common equity, as of the last practicable date.

     COMMON STOCK, NO PAR VALUE                         5,422,532
             (Class)                          (Outstanding at May 31, 2002)

Documents Incorporated by Reference: Definitive Proxy Statement for the 2002 Annual Shareholders' meeting to be filed with the Commission and incorporated by reference as described in Part III and certain exhibits contained in Registration Statement #333-4118-D declared effective with the SEC on June 25, 1996. The 2002 Proxy Statement will be filed within 120 days after the end of the fiscal year ended March 31, 2002.

This Form 10-K consists of 37 pages.

STATEMENTS CONTAINED IN THIS ANNUAL REPORT AND FORM 10-KSB INCLUDE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY THE FORWARD LOOKING STATEMENTS. ALL FORWARD LOOKING STATEMENTS IN THE ANNUAL REPORT AND FORM 10-KSB, INCLUDING STATEMENTS ABOUT THE COMPANY'S STRATEGIES, EXPECTATIONS ABOUT NEW AND EXISTING PRODUCTS, MARKET DEMAND, ACCEPTANCE OF NEW AND EXISTING PRODUCTS, TECHNOLOGIES AND OPPORTUNITIES, MARKET SIZE AND GROWTH, AND RETURN ON INVESTMENTS IN PRODUCTS AND MARKET, ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE OF THIS DOCUMENT AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE SUCH FORWARD LOOKING STATEMENTS. READERS OF THIS ANNUAL REPORT AND FORM 10-KSB ARE STRONGLY ENCOURAGED TO REVIEW THE SECTION ENTITLED "FACTORS WHICH MAY AFFECT FUTURE PERFORMANCE AND FINANCIAL CONDITION".


                                     PART I

ITEM 1. BUSINESS.

COMPANY OVERVIEW

Encision Inc. ("Company") has developed and launched innovative technology that is emerging as a standard of care in minimally-invasive surgery. The Company believes its patented AEM(R) technology is changing the marketplace for electrosurgical devices and laparoscopic instruments by providing a solution to a well-documented patient safety risk in laparoscopic surgery.

Encision was founded to address market opportunities created by the increase in minimally-invasive surgery ("MIS") and the surgeons' preference for using electrosurgery devices in these procedures.

The product opportunity was created by surgeons' continued widespread demand for using monopolar electrosurgery instruments which, when used in laparoscopic surgery, are susceptible to causing inadvertent collateral tissue damage outside the surgeon's field of view. The risk of unintended electrosurgical burn injury to the patient in laparoscopic surgery has been well documented. This risk poses a significant threat to patient safety and creates liability exposure for surgeons and hospitals that do not adequately address the issue.

Encision's patented AEM technology provides surgeons with the desired tissue effects, while preventing stray electrosurgical energy that can cause unintended and unseen tissue injury. AEM Laparoscopic Instruments incorporate "active electrode monitoring" technology to dynamically and continuously monitor the flow of electrosurgical current, thereby helping to prevent patient injury. With the AEM system, surgeons are able to perform electrosurgical procedures more safely and efficaciously than is possible using conventional laparoscopic instruments. In addition, the AEM instruments are cost competitive with conventional "non-shielded, non-monitored" laparoscopic instruments.

AEM technology has been recommended and endorsed by sources from all groups involved in minimally-invasive surgery: surgeons, nurses, biomedical engineers, the medicolegal community, malpractice insurance carriers and other electrosurgical device manufacturers advocate the use of AEM technology. The breadth of endorsements continues to expand with the recognition of active electrode monitoring technology as an AORN RECOMMENDED PRACTICE by the Association of periOperative Registered Nurses and with recent Insurance and Medicolegal endorsements.

BUSINESS HIGHLIGHTS

PROPRIETARY, PATENTED TECHNOLOGY

Encision has developed and launched patented AEM technology that enhances patient safety and outcome in laparoscopic surgical procedures. The Company has been issued three patents relating to AEM technology from the

United States Patent Office, each encompassing multiple claims. These patents have between nine and thirteen years remaining. The Company also has patents issued in Japan, Canada and Australia. New patent applications are currently pending in both the United States and Europe.

TECHNOLOGY SOLVES A WELL-DOCUMENTED RISK IN MINIMALLY INVASIVE SURGERY

Minimally-invasive surgery offers significant benefits for patients by reducing trauma, hospital stays, recovery times and medical costs. However, these benefits have not been achieved without the emergence of new risks. The risk of unintended tissue damage from stray electrosurgical energy has been well documented. Such injuries can be especially troubling given the fact that they can go unrecognized and can lead to a cascade of adverse events, including death. Encision's patented AEM technology helps to eliminate the risk of stray electrosurgical burns in MIS.

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

TECHNOLOGY HAS RECEIVED BROAD ENDORSEMENTS

The Company's AEM technology has received independent endorsements from sources in all groups involved in minimally invasive surgery, including surgeons, nurses, biomedical engineers, medicolegal professionals, insurance companies and electrosurgery device manufacturers. Active electrode monitoring technology received an important endorsement with its recognition as an AORN RECOMMENDED PRACTICE by the Association of periOperative Registered Nurses.

EMERGING AS A STANDARD OF CARE

AEM technology is following a similar path as previous technical revolutions in surgery. Throughout the history of electrosurgery, companies that have developed significant technological breakthroughs in patient safety have seen their technologies become Standard of Care. As with "Isolated" electrosurgical generators in the 1970s and with "REM" technology in the 1980s, AEM technology is receiving the broad clinical endorsements that drove these previous new technologies to becoming Standard of Care. The Company's proprietary AEM technology enhances patient safety in MIS and clinicians are now widely advocating its use. The recent completion of a fully integrated AEM product line, combined with recent independent endorsements, has created momentum for the Company in the marketplace.

DEVELOPING DISTRIBUTION NETWORK IS ADVANCING UTILIZATION OF AEM TECHNOLOGY

The Company's AEM technology, in the hands of a sales network with broad access to the surgery marketplace, is helping to increase utilization and market share. Historically, the Company's sales and marketing efforts have been hindered by its small size and limited distribution channels. An improving sales network has increased the number of new hospital conversions to AEM technology. Recently launched supplier agreements with NOVATION and PREMIER, the two largest Group Purchasing Organizations (GPOs) for hospitals in the U.S., will expose more hospitals to the benefits of AEM technology.

SOLE POSSESSION OF KEY TECHNOLOGY PROVIDES MARKETING LEVERAGE

Management believes that sole possession of patented AEM technology provides the Company with marketing leverage toward gaining an increased share of the large market for surgical instruments in laparoscopic surgery.

MARKET OVERVIEW

In the 1990s, surgeons began widespread use of minimally-invasive surgical techniques. The benefits of MIS are substantial and include reduced trauma for the patient, reduced hospital stay, shorter recovery time and lower medical costs. With improvements in the micro-camera and in the variety of available instruments, laparoscopic surgery became very popular among general and gynecologic surgeons. Laparoscopy now accounts for a large percentage of all surgical procedures performed in the United States. Approximately 50% of all abdominal surgeries are now performed via a laparoscopic approach. There are over 2.5 million laparoscopic procedures performed annually in the U.S., and this number is increasing by 2% annually (Note: market estimates in this section are referenced from Frost & Sullivan and Medical Data International).

The annual market for laparoscopic instrumentation is estimated to be over $1 billion for general and gynecologic surgery. A component of that market includes Laparoscopic Hand Instruments: scissors, graspers, dissectors, forceps, suction/irrigation devices, clip appliers and other surgical instruments of various designs that provide a variety of tissue effects. Among the Laparoscopic Hand Instruments, approximately $400 million annually are instruments designed for "monopolar" electrosurgical utility. This worldwide annual market of $400 million -- for laparoscopic monopolar electrosurgical instruments -- is the market the Company is targeting with its innovative AEM Laparoscopic Instruments. The Company's proprietary AEM product line replaces the conventional electrosurgical instruments commonly used in laparoscopic surgery.

When a hospital converts to AEM technology it provides recurring revenue from ongoing sales of replacement instruments. In FY 2002, there was over 95% retention rate of customers who had converted to AEM technology in FY 2001. Management believes this indicates strong customer satisfaction and is further supported by the fact that there is no directly competing technology to supplant AEM products once the hospital has converted. The replacement market of reusable and disposable AEM products in converted hospitals represents over 65% of the Company's revenue and this revenue stream is expected to grow as the base of newly converted hospitals continues to grow.

The Company aims to further develop the market by continuing to educate healthcare professionals about the benefits of active electrode monitoring to advance patient safety. The Company continues to improve its sales network to reach the decision makers who purchase laparoscopic instruments and electrosurgical devices. Encision is also pursuing relationships with GPOs to assist in promoting the benefits of AEM technology. GPOs have significant influence on the market for surgical instruments. The recent launch of supplier agreements with NOVATION and PREMIER may help expose AEM technology to new hospitals. Together, NOVATION and PREMIER represent over 3,000 hospitals and over 50% of all surgery in the United States.

THE TECHNOLOGY

THE PROBLEM: STRAY ELECTROSURGICAL ENERGY

Electrosurgical technology is a valuable and popular resource for the surgeon. Since its introduction in the 1930s it has continually evolved and today is estimated to be used in over 75% of all surgeries.

The primary form of electrosurgery, monopolar electrosurgery, is a standard tool for general surgeons throughout the world. In monopolar electrosurgery, the surgeon uses an instrument (typically scissors, spatula blades or grasper/dissectors) to deliver electrical current to patient tissue. This "active electrode" provides the surgeon with the ability to cut, coagulate or ablate tissue as needed during the surgery. With the advent of MIS procedures, surgeons have maintained their preference for using monopolar electrosurgery as their primary tool for hemostatic incision, excision and ablation. Unfortunately, the micro-camera system used in laparoscopy limits the surgical field-of-view. Ninety percent of the instrument may be outside the surgeon's field-of-view at any given time during the surgery.

Conventional laparoscopic electrosurgical instruments from competing manufacturers are susceptible to emitting stray electrical currents during the procedure. Since stray electrical energy can occur at any point along the shaft of the instrument, the potential for burns occurring to tissue outside the surgeon's field-of-view is of great concern. Such burns to non-targeted tissue are dangerous as they are likely to go unrecognized and may lead to complications, such as perforation and infection in adjacent tissues or organs, and this can cause a cascade of adverse events. In many cases, the surgeon cannot detect stray electrosurgical burns at the time of the procedure. The resulting complication usually presents itself three to seven days later in the form of a severe infection, which often results in a return to the hospital and a difficult course of recovery for the patient. Reports indicate that this situation has even resulted in fatalities.

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

Insulation failure and capacitive coupling are the primary causes of stray electrosurgical burns in laparoscopy and are the two events over which the surgical team has traditionally had little, if any, control.

THE SOLUTION: ENCISION'S AEM LAPAROSCOPIC INSTRUMENTS

Active electrode monitoring technology can eliminate the risk of stray electrical energy caused by insulation failure and capacitive coupling and thus helps to prevent unintended internal burn injury to the patient.

AEM Laparoscopic Instruments are an innovative solution to stray electrosurgical burns in laparoscopic surgery and are designed with the same look, feel and functionality as conventional instruments. They direct electrosurgical energy where it is needed, while continuously monitoring the current flow to prevent stray electrosurgical energy from insulation failure or capacitive coupling.

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

The AEM system consists of shielded 5mm AEM instruments and an AEM monitor. The AEM instruments are designed to function identically to the conventional 5mm instruments that the surgeon is familiar with, but with the added benefit of enhanced patient safety. The Company's entire line of laparoscopic instruments has the integrated AEM design and includes the full range of instruments that are common in laparoscopic surgery today. The AEM monitor is compatible with most electrosurgical generators. Thus, conversion to AEM Laparoscopic Instruments requires no change in surgical technique or operating room staff protocols. Active electrode monitoring provides enhanced patient safety, requires no change in surgeon technique and is cost effective.

The Company continues to pursue development of new products that will complement the AEM product line. These new AEM product initiatives include expansion into MIS endoscopic procedures beyond laparoscopy.

TECHNOLOGY PRECEDENTS

The Company believes that gaining broad independent endorsements in the surgical community is a demonstrated and successful process for new surgical technology to advance in the marketplace. From a concern or problem in surgery, the medical device industry develops a technological solution, and this solution evolves to gain the breadth of endorsements. Once this occurs, the technology is then widely employed by hospitals to benefit patients, surgeons and the operating room staff. Management believes that AEM technology is following the same path as previous revolutions in electrosurgery. As with these other safety advances ("Isolated" electrosurgical generators in the 1970s and "REM" technology in the 1980s) AEM technology has received the broad independent endorsements that drove previous new technology to broad market acceptance.

TIME PERIOD                 PROBLEM                              SOLUTION                         RESULTS
----------                  -------                              --------                         -------
PRIOR TO 1970    ALL ELECTROSURGICAL UNITS HAD A
                 "GROUNDED" DESIGN

                 ALTERNATE PATHS FOR THE CURRENT      "ISOLATED" ELECTROSURGERY            PATIENT SAFETY IS IMPROVED.
                 WERE POSSIBLE, CAUSING PATIENT BURNS                                      NEW STANDARD OF CARE


PRIOR TO 1980    ALL ELECTROSURGICAL PATIENT
                 RETURN ELECTRODES WERE "NOT
                 MONITORED"

                 PATIENT BURNS AT RETURN ELECTRODE    REM - RETURN ELECTRODE MONITORING    PATIENT SAFETY IS IMPROVED.
                 SITE WERE POSSIBLE                                                        NEW STANDARD OF CARE


1990s & 2000s    INTRODUCTION OF MINIMALLY
                 INVASIVE SURGERY

                 STRAY ELECTROSURGICAL ENERGY CAUSES  AEM LAPAROSCOPIC INSTRUMENTS -       PATIENT SAFETY IS IMPROVED.
                 UNINTENDED, UNSEEN TISSUE BURNS      ACTIVE ELECTRODE MONITORING SYSTEM   EMERGING STANDARD OF CARE

HISTORICAL PERSPECTIVE

The Company was organized in 1991 and in subsequent years developed the AEM monitoring system and protective sheaths to adapt to conventional electrosurgical instruments. During this period, the Company conducted product trials and applied for patents with the United States Patent Office and with the International patent agencies. Patents were issued in 1994, 1997 and 1998.

As the Company evolved, it was clear to the Company that its active electrode monitoring technology needed to be integrated into the standard laparoscopic instrument design. As the development program proceeded, it also became apparent that the merging of electrical and mechanical engineering skills in the instrument development process for the Company's patented, integrated electrosurgical instruments were more complex than expected. As a result, instruments with integrated AEM technology were not completed for several years. It was not until 2000 that a sufficiently broad AEM instrument line was introduced to provide hospital operating rooms with a Standard of Care -- AEM Instruments for all of their electrified monopolar instrumentation in laparoscopic surgery. Prior to offering the full range of laparoscopic instrumentation, it was difficult for hospitals to commit to the AEM solution, as there were not adequate comparable surgical instrument options to match what the surgeon demanded.

The launch of an expanded line of AEM Laparoscopic Instruments was accomplished over the past two years. With the broad array of AEM instruments now available, the surgeon has a wide choice of instrument options and does not have to change surgical technique. Since conversion to AEM technology is transparent to the surgeon, hospitals can now universally convert to AEM technology, thus providing all of their laparoscopic patients a higher level of safety.

This coincides with the continued expansion of independent endorsements for AEM technology. New recommendations from the malpractice insurance and medicolegal communities complement the broad clinical endorsements AEM technology has garnered over the past few years.

PRODUCTS

Encision produces and markets a full line of AEM Laparoscopic Instruments, which are `shielded and monitored' to prevent stray electrosurgical burns from insulation failure and capacitive coupling. The Company's product line includes a broad range of articulating instruments (scissors, graspers and dissectors), fixed-tip electrodes and suction-irrigation electrodes. These AEM Instruments are available in a wide array of reusable and disposable options. In addition, the Company markets the AEM Monitor product line that is used in conjunction with the AEM instruments.

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

To cost-effectively expand market coverage, the Company focuses on optimizing its distribution network comprised of independent sales representative organizations who are managed and directed by the Company's regional sales managers. Together, this network provides market presence throughout the United States. In addition, the Company is pursuing distribution relationships outside the U.S.

In some instances customers have recognized the patient safety risks inherent in monopolar electrosurgery and readily accepted the AEM System as the way to eliminate those risks. In other instances, the Company has found selling the concept behind the AEM System more difficult. This is due to several factors, including the necessity to make surgeons, perioperative nurses and hospital risk managers aware of the potential for unintended electrosurgical burns (which exists when conventional instruments are used during laparoscopic monopolar electrosurgery) and the increased medicolegal liability exposure that results. Additionally, the Company has to contend with the overall lack of single purchasing points in the industry (both surgeons and hospitals have to be in substantial agreement as to the benefits of the AEM System), and the consequent need to make multiple sales calls on those personnel with the authority to commit to hospital expenditures. Other challenges include the fact that many hospitals have exclusive contractual agreements with manufacturers of competing surgical instruments.

All of the above issues have been lessened, however, in light of recent clinical recommendations concerning active electrode monitoring, most notably the fact that active electrode monitoring has been recognized as an AORN RECOMMENDED PRACTICE for Endoscopic MIS by the Association of periOperative Registered Nurses. The Company's marketing efforts are focused toward capitalizing on the technology's substantial independent endorsements. These third-party endorsements advocate utilizing this technology for advancing patient safety in laparoscopy.

In addition, there is increasing public interest in the reduction of medical errors and the advancement of patient safety. This interest and focus is reflected in the new JCAHO Standards (Joint Commission on Accreditation of Healthcare Organizations) enacted in July 2001 which specify that hospitals must show proactive initiatives for advancing patient safety in order to renew the hospital's accreditation. Some recent hospital conversions to AEM technology have been motivated in part by these new JCAHO patient safety standards. Management believes the credibility and importance of the Company's technology is complemented by this renewed public interest in advancing patient safety.

To cost-effectively expand market coverage, the Company has contracted with and trained a network of independent distributors and sales reps across the U.S. This network has experience selling into the hospital operating room environment and management believes this network offers the Company the best opportunity to broaden acceptance of its product line and generate increased and recurring revenues. Additionally, the Company is pursuing supplier agreements with the major Group Purchasing Organizations. GPOs have significant influence on the market for surgical devices and instruments. The Company launched its first GPO agreement in February 2002 by contracting with Novation Inc., which represents over 1,800 hospitals in the United States. The impending launch of an agreement with Premier Purchasing Partners, to become effective July 1, 2002, will further expose new hospitals to the benefits of AEM technology. While these agreements do not involve purchase commitments, the Company expects these relationships to expand the market visibility of AEM technology and smooth the procurement and conversion process for new hospital customers.

In addition to the efforts to broaden market acceptance in the United States, the Company has contracted with independent distributors in Australia, Canada and elsewhere to market the Company's products internationally. The Company achieved CE marking in August 2000 to allow selling into the European marketplace. The CE marking, an abbreviation of the phrase "Conformite Europeene," indicates that a manufacturer has conformed to all of the obligations imposed by European health, safety and environmental legislation. CE certification opens up incremental markets in Europe. The Company is evaluating distribution options in the European marketplace.

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

RESEARCH & DEVELOPMENT

The Company employs full-time engineers and uses independent contractors from time to time in its research and product development efforts. This group continuously explores ways to broaden and enhance the product line. The Company is continually expanding the AEM product line to satisfy the evolving needs of surgeons. For AEM technology to fully become Standard of Care, the Company must satisfy the surgeons' preferred instrument shape, size and style with integrated AEM technology. This commitment includes expanding the styles of electrosurgical instruments available for MIS applications so that the conversion to AEM technology is transparent to the surgeon and would not require significant change in their current surgical techniques. The Company's research and development expenses were $458,091 in 2001 and $445,843 in 2002. The Company believes that as MIS techniques are applied to additional types of surgery, there will be a need to develop AEM instruments capable of performing such surgeries. As this happens, the Company believes the medical community will expect that all surgical equipment using monopolar electrical energy should be shielded and actively monitored to ensure patient safety. Future research and development efforts will address such opportunities.

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

The Company's leased facility of 11,455 square feet contains approximately 6,500 square feet of manufacturing, regulatory affairs and quality assurance space. The facility is designed to comply with the Quality System Regulation ("QSR") as specified in published FDA regulations. As noted below (Government Regulation), in the latest inspection by the FDA (November 1998), the Company's facility has been found to be "...in substantial compliance with the Quality System Regulation." The Company achieved CE marking in August 2000, which required prior certification of the Company's quality system and product documentation. Maintenance of the CE marking status requires biannual audits of the quality system and technical documentation by the Company's European Notified Body, UL International (UK) Ltd. The most recent audit was successfully completed in May 2002.

PATENTS, PATENT APPLICATIONS AND PROPRIETARY RIGHTS

Encision has invested heavily in an effort to protect its valuable technology and, as a result of this effort, the Company has been issued six relevant patents that together form a significant intellectual property position. The Company was issued a United States patent having 42 claims on May 17, 1994. This patent relates to the basic shielding and monitoring technologies that the Company now incorporates in its AEM products. Two additional United States Patents were issued to the Company on January 7, 1997 and June 23, 1998, relating to specific implementations of shielding and monitoring in instruments. Additional United States patent applications are pending, one relating to the incorporation of the shielding and monitoring technologies in various other instrument configurations. Foreign patents relating to the basic AEM shielding and monitoring technologies have been issued in Japan, Canada and Australia and are pending in Europe. There are between nine years and thirteen years remaining on the Company's AEM patents.

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

COMPETITION

READERS OF THIS FORM 10-KSB ARE ENCOURAGED TO READ THIS SECTION ON COMPETITION IN CONNECTION WITH THE SECTION ENTITLED "FACTORS WHICH MAY AFFECT FUTURE PERFORMANCE".

The electrosurgical device market is intensely competitive and tends to be dominated by a relatively small group of large and well-financed companies. The Company competes directly for customers with those companies that currently make conventional electrosurgical instruments. Larger competitors include U.S. Surgical Corporation (a division of TYCO International) and Ethicon Endo-Surgery (a division of Johnson & Johnson). While the Company knows of no competitor (including those referenced above) that can provide a continuous solution to stray electrosurgical burns, the manufacturers of conventional (non-monitored, non-shielded) instruments will resist any loss of market share resulting from the presence of the Company's products in the marketplace.

The Company also believes that manufacturers of products based upon alternative technology to monopolar electrosurgery are competitors of the Company. These alternative technologies include bipolar electrosurgery, laser surgery and the harmonic scalpel. Leading manufacturers include Gyrus (bipolar electrosurgery), Lumenis (laser surgery) and Ethicon Endo-Surgery (harmonic scalpel). The Company believes that monopolar electrosurgery offers substantial competitive and functional advantages over these alternative "energy" technologies and will remain the primary tool for the surgeon, as it has been for decades. However, the risk exists that these alternative technologies may gain greater market share and new competitive techniques may be developed and introduced.

As mentioned in the Sales and Marketing discussion, the competitive issues involved in selling the Company's AEM product line do not primarily revolve around a comparison of cost or features, but rather involve generating an awareness of the inherent hazards of monopolar electrosurgery and the potential for injury to the patient. This involves selling concepts, rather than just a product, which results in a longer sales cycle and generally higher sales costs. Recent endorsements of active electrode monitoring technology have greatly enhanced the clinical credibility of AEM Laparoscopic Instruments. However, the Company's efforts to increase market awareness of this technology may not be successful and the Company's competitors may develop alternative strategies and/or products to counter the Company's marketing efforts.

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

If a manufacturer or distributor of medical devices can establish that a proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or to a Class III medical device for which the FDA has not required a Pre-Market Approval application, the manufacturer or distributor may seek FDA marketing clearance for the device by filing a 510(k) pre-market notification. Following submission of the 510(k) notification, the manufacturer or distributor may not place the device into commercial distribution in the United States until an order has been issued by the FDA. The FDA's target for issuing such orders is within 90 days of submission, but the process can take significantly longer. The order may declare the FDA's determination that the device is "substantially equivalent" to another legally marketed device and allow the proposed device to be marketed in the United States. The FDA may, however, determine that the proposed device is not substantially equivalent or may require further information, such as additional test data, before making a determination regarding substantial equivalence. Any adverse determination or request for additional information could delay market introduction and have a material adverse effect on the Company's continued operations. The Company has received 510(k) notification for its AEM monitors and the AEM laparoscopic instruments, all of which are designated as Class II medical devices.

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

The FDA regulates the Company's quality control and manufacturing procedures by requiring the Company and its contract manufacturers to demonstrate compliance with the Quality System Regulation (QSR) as specified in published FDA regulations. The FDA requires manufacturers to register with the FDA, which subjects them to periodic FDA inspections of manufacturing facilities. If violations of applicable regulations are noted during FDA inspections of the Company's manufacturing facilities or the facilities of its contract manufacturers, the continued marketing of the Company's products may be adversely affected. Such regulations are subject to change and depend heavily on administrative interpretations. In November 1998, the FDA conducted a Quality System Regulation Inspection of the Company's facilities, with no regulatory follow-up indicated. The Company believes it has the internal resources and processes in place to be reasonably assured that it is in compliance with all applicable United States regulations regarding the manufacture and sale of medical devices. However, if the Company were found not to be in compliance with the QSR, such findings could result in a material adverse impact on the Company's financial condition, results of operations and cash flows.

Sales of medical devices outside of the United States are subject to United States export requirements and foreign regulatory requirements. Legal restrictions on the sale of imported medical devices vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval and the requirements may differ.

The Company has obtained a Certificate of Export from the United States Department of Health and Human Services that states that the Company has been found to be "...in substantial compliance with Current Good Manufacturing Practices..." based on the most recent inspection. However a specific foreign country in which the Company wishes to sell its products may not accept or continue to accept the Export Certificate. Entry into the European Economic Area market also requires prior certification of the Company's quality system and product documentation. The Company achieved CE marking in August 2000 to allow a launch into the European marketplace. Maintenance of the CE marking status requires biannual audits of the quality system and technical documentation by the Company's European Notified Body, UL International (UK) Ltd. The most recent audit was successfully completed in May 2002.

ENVIRONMENTAL LAWS AND REGULATIONS

From time to time the Company receives materials returned from customers, sales representatives and other sources which are potentially biologically hazardous. These materials are segregated and handled in accordance with specific procedures that minimize the potential exposure for employees. Such materials are disposed of in accordance with specific procedures. The costs of compliance with these procedures are not significant. The Company's operations, in general, do not involve the use of environmentally sensitive materials.

INSURANCE

The Company is covered under comprehensive general liability insurance policies, which have per occurrence and aggregate limits of $1 million and $2 million, respectively, and a $5 million umbrella policy. The Company maintains customary property and casualty, worker's compensation, employer liability and other commercial insurance policies.

EMPLOYEES

As of March 31, 2002, the Company employed 23 full-time individuals, 6 of which are engaged directly in research, development and regulatory activities, 5 in manufacturing/operations, 9 in marketing and sales and 3 in administrative positions. None of the Company's employees are covered by a collective bargaining agreement, and the Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES.

The Company leases 11,455 square feet of office and manufacturing space at 4828 Sterling Drive, Boulder, Colorado 80301. The lease expires on October 31, 2004.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not involved in any legal proceedings, nor is it aware of any pending legal proceedings. The Company may become involved in litigation in the future in the normal course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a shareholder vote during the fourth quarter of the fiscal year ended March 31, 2002.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock is quoted on the NASDAQ Over The Counter Bulletin Board under the symbol ECSN. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The following table sets forth for the periods indicated, the high and low closing sale prices for the Common Stock:

                                                   HIGH        LOW
                                                 --------   --------
FISCAL YEAR ENDED MARCH 31, 2001
  First Quarter through June 30, 2000            $   1.63   $   1.13
  Second Quarter through September 30, 2000          1.41       0.53
  Third Quarter through December 31, 2000            1.02       0.34
  Fourth Quarter through March 31, 2001              1.23       0.34

FISCAL YEAR ENDED MARCH 31, 2002
  First Quarter through June 30, 2001                2.05       0.72
  Second Quarter through September 30, 2001          3.25       2.00
  Third Quarter through December 31, 2001            2.50       1.65
  Fourth Quarter through March 31, 2002              5.00       2.15

As of March 31, 2002, there were approximately 135 holders of record of the Common Stock. This number does not reflect stockholders who beneficially own Common Stock held in nominee or street name, which as of June 10, 2002, approximated 570 stockholders.

DIVIDEND POLICY

The Company has not paid cash dividends in the past and does not intend to pay cash dividends in the foreseeable future. The Company presently intends to retain any cash generated from operations in the future for use in its business.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Encision has developed and launched innovative technology that is emerging as a standard of care in minimally-invasive surgery. The Company believes its patented AEM(R) technology is changing the marketplace for electrosurgical devices and laparoscopic instruments by providing a solution to a well-documented patient safety risk in laparoscopic surgery.

The Company manufactures and markets patented surgical devices that provide greater safety and efficacy to patients who undergo minimally invasive surgery ("MIS"). Stray electrosurgical current has been shown to cause unintended and unseen burn injury to the patient, which may result in prolonged hospitalization or death. This well-documented patient safety risk can be addressed with the Company's AEM Laparoscopic Instruments. Management believes that Encision's patented AEM instruments offer surgeons significant advantages compared to conventional electrosurgical instruments because of their ability to continually and dynamically monitor for stray electrical energy during MIS procedures. The Company has obtained patent protection for its products' core `shielding and monitoring' technology built into the AEM instrument product line.

The Company has focused its marketing strategies on expanding the market awareness of the AEM technology and its broad independent endorsements, and has continued efforts to expand the AEM product line offerings in the past year. With the broad array of AEM instruments now available from the Company, the surgeon has a wide choice of instrument options and does not have to change surgical technique. This coincides with the continued expansion of independent endorsements for AEM technology. New recommendations from the malpractice insurance and medicolegal communities complement the broad clinical endorsements AEM technology has garnered over the past few years.

Adding further credibility to the benefits of Encision's AEM technology is the Company's recent supplier agreement with NOVATION, the largest Group Purchasing Organization (GPO) in the United States, which was launched in February 2002. A supplier agreement with PREMIER, the second largest GPO, is being launched in July, 2002. Together, NOVATION and PREMIER represent over 3,000 hospitals and over 50% of all surgery in the U.S. Management believes that the launch of these GPO supplier agreements gives further indication that AEM technology is gaining broader acceptance in the market. Management believes that having the nation's leading medical purchasing group recognize the value of the Company's technology reflects the potential impact that AEM instruments products can have in the market and in advancing patient safety in surgery nationwide. These agreements do not involve purchase commitments but the Company expects these relationships to expand the market visibility of AEM technology and smooth the procurement and conversion process for new hospital customers. The Company anticipates it may begin realizing some benefits from these agreements starting in FY 2003.

More than two million laparoscopic surgical procedures are performed annually in the US and reports estimate that 85% of surgeons utilize electrosurgical instruments in these procedures. When a hospital converts to AEM technology it provides recurring revenue from sales of replacement instruments. In FY 2002, there was over 95% retention rate of customers who had converted to AEM technology in FY 2001. Management believes this indicates strong customer satisfaction and is further supported by the fact that there is no directly competing technology to supplant AEM products once the hospital has converted. The replacement market of reusable and disposable AEM products in converted hospitals represents over 65% of Encision's revenue and this revenue stream is expected to grow as the base of newly converted hospitals continues to grow.

OUTLOOK

STATEMENTS CONTAINED IN THIS SECTION ON OUTLOOK ARE NOT HISTORICAL FACTS, INCLUDING STATEMENTS ABOUT THE COMPANY'S STRATEGIES AND EXPECTATIONS ABOUT NEW AND EXISTING PRODUCTS, MARKET DEMAND, ACCEPTANCE OF NEW AND EXISTING PRODUCTS, TECHNOLOGIES AND OPPORTUNITIES, MARKET AND INDUSTRY SEGMENT GROWTH, AND RETURN ON INVESTMENTS IN PRODUCTS AND MARKETS. THESE STATEMENTS ARE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY THE FORWARD LOOKING STATEMENTS. ALL FORWARD LOOKING STATEMENTS IN THIS SECTION ON OUTLOOK ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY ON THE DATE OF THIS DOCUMENT, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE SUCH FORWARD LOOKING STATEMENTS. READERS OF THIS FORM 10-KSB ARE STRONGLY ENCOURAGED TO REVIEW THE SECTION ENTITLED "FACTORS WHICH MAY AFFECT FUTURE PERFORMANCE AND FINANCIAL CONDITION".

INSTALLED BASE OF AEM MONITORING EQUIPMENT: The Company believes that the installed base of AEM monitors has the potential for increasing as the inherent risks associated with monopolar laparoscopic surgery become more widely acknowledged and as the network of independent sales representatives becomes more adept at selling the AEM system to our customers. The Company expects that the repetitive sales of electrosurgical instruments and accessories should increase as additional AEM monitors are installed. The Company believes that the measures taken to improve the quality of sales representatives carrying the AEM product line, along with increased marketing efforts and the introduction of new products, may provide the basis for increased revenues and profitable operations. However these measures, or any others that the Company may adopt, may not result in either increased revenues or profitable operations.

POSSIBILITY OF CONTINUED OPERATING LOSSES: The Company has incurred losses from operations since inception and has an accumulated deficit of $15,475,678 as of March 31, 2002. The Company has made significant strides toward improving its operating results and management believes the Company is close to cash-flow break-even. However, due to the ongoing need to develop, optimize and train the sales distribution network and the need to increase revenues to a level adequate to cover fixed and variable operating costs, the Company may operate at a net loss for a few quarters. The Company is evaluating various future funding options. However, management believes that its current cash on hand and working capital will be sufficient to fund operations through at least March 31, 2003.

REVENUE GROWTH: The Company expects to generate increased revenues in the U.S. from sales to new hospital customers as the network of independent sales representatives becomes more proficient and expands the number of hospital conversions to AEM Laparoscopic Instruments. The Company believes that the visibility and credibility of the independent clinical endorsements for the AEM technology will contribute to new hospital conversions and increased revenues in FY 2003. The Company also expects that new supplier agreements with Novation and Premier, which together represent over 3,000 U.S. hospitals, will expose more new hospitals to the benefits of AEM technology and may stimulate new hospital conversions and increased revenues.

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

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses are expected to increase modestly to support the Company's development of new AEM products, further expanding the instrument options for the surgeon. New additions to the AEM product line are planned for introduction in fiscal year 2003.

FACTORS WHICH MAY AFFECT FUTURE PERFORMANCE AND FINANCIAL CONDITION:

The reader of this report should carefully consider the risk factors described below. If any of the following risk factors should actually occur, the Company's business, prospects, financial conditions or results of operations would likely suffer. In such case, the trading price of the Company's common stock could fall and you may lose all or part of your investment. You should look at all these risk factors in total. Some risk factors may stand on their own. Some risk factors may affect (or be affected by) other risk factors. You should not assume the Company has identified these connections. The Company intends to periodically update and describe these and future risk factors in reports filed with the Securities and Exchange Commission. However, you should not assume that the Company will always update these and future risk factors in a timely manner. The Company is not undertaking any obligation to update these risk factors to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Among the factors that could cause future results and financial condition to be materially different from expectations are:

1. THE COMPANY'S PRODUCTS MAY NOT BE ACCEPTED BY THE MARKET. The success of the Company's products and its financial condition depends on the acceptance of the Company's products by the medical community in commercially viable quantities during fiscal year 2003 and beyond. The Company cannot predict how quickly or how broadly its products will be accepted by the medical community. The Company needs to continue to educate the marketplace about the potential hazards involved in the use of conventional electrosurgical products during minimally-invasive surgical procedures and the expected benefits associated with the use of AEM products. If the Company is unsuccessful in educating the marketplace about its products and these hazards, it will not create sufficient demand by hospitals and surgeons for its products and its financial condition, results of operations and cash flows could be adversely affected.

2. THE COMPANY NEEDS TO DEVELOP AND TRAIN ITS NETWORK OF INDEPENDENT SALES REPRESENTATIVES AND EXPAND ITS INTERNATIONAL DISTRIBUTION EFFORTS IN ORDER TO BE SUCCESSFUL. The Company's attempts to develop and train a network of independent sales representatives in the U.S. and to expand its international distribution efforts may take longer than expected and may result in considerable amounts of retraining effort as the independent sales organizations change their product lines and personnel. The Company may not be able to obtain full coverage of the U.S. by independent sales representatives as quickly as anticipated. The Company may also encounter difficulties in developing its international presence due to regulatory issues and its ability to successfully develop international distribution options. The Company's inability to expand its network of independent sales representatives could adversely affect its financial results.

3. THE COMPANY MAY NEED ADDITIONAL FUNDING TO SUPPORT ITS OPERATIONS. The Company was formed in 1991 and has incurred losses in excess of $15 million since that date. The Company has primarily financed research, development, and operational activities with sales of its common stock. At March 31, 2002, the Company had $500,988 in cash available to fund future operations. The Company believes that if sales do not increase with a corresponding decrease in net loss by the end of fiscal year 2003, the Company's current assets could be diminished, which could result in a material adverse effect on the Company and its results of operations. The Company may also find itself at a competitive disadvantage due to its constrained liquidity.

4. THE COMPANY MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT MANUFACTURERS OF CONVENTIONAL ("UNSHIELDED, UNMONITORED") ELECTROSURGICAL INSTRUMENTS OR AGAINST COMPETITORS WHO MANUFACTURE PRODUCTS THAT ARE BASED ON SURGICAL TECHNOLOGIES THAT ARE ALTERNATIVES TO MONOPOLAR ELECTROSURGERY. The electrosurgical products market is intensely competitive. Management expects that manufacturers of "unshielded, unmonitored" electrosurgical instruments will resist any loss of market share that might result from the presence of its "shielded and monitored" instruments in the marketplace. The Company also believes that manufacturers of products that are based upon surgical technologies that are alternatives to monopolar electrosurgery are its competitors. These technologies include bipolar electrosurgery, the harmonic scalpel and lasers. The alternative technologies may gain market share and new competitive technologies may be developed and introduced. Many of the Company's competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources. Many of the Company's competitors also currently have substantial installed customer bases in the medical products market and have significantly greater market recognition. As a result of these factors, the Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products. It is possible that new competitors or new alliances among competitors may emerge and rapidly acquire significant market share. The competitive pressures faced by the Company may materially adversely affect its financial position, results of operations and cash flows. The Company's constrained financial resources may hinder its ability to respond to competitive threats.

5. IF THE COMPANY DOES NOT CONTINUALLY ENHANCE ITS PRODUCTS AND KEEP PACE WITH RAPID TECHNOLOGICAL CHANGES, IT MAY NOT BE ABLE TO ATTRACT AND RETAIN CUSTOMERS. The Company's future success and financial performance will depend in part on its ability to meet the increasingly sophisticated needs of customers through the timely development and successful introduction of product upgrades, enhancements and new products. These upgrades, enhancements and new products are subject to significant technical risks. The medical device market is subject to rapid technological change, resulting in frequent new product introductions and enhancements of existing products, as well as the risk of product obsolescence. While the Company is currently developing new products and enhancing its existing product lines, it may not be successful in completing the development of the new products or enhancements. In addition, the Company must respond effectively to technological changes by continuing to enhance its existing products to incorporate emerging or evolving standards. The Company may not be successful in developing and marketing product enhancements or new products that respond to technological changes or evolving industry standards. The Company may experience difficulties that could delay or prevent the successful development, introduction and marketing of those products, and its new products and product enhancements may not adequately meet the requirements of the marketplace and achieve commercially viable levels of market acceptance. If any potential new products, upgrades, or enhancements are delayed, or if any potential new products, upgrades, or enhancements experience quality problems or do not achieve such market acceptance, or if new products make its existing products obsolete, the Company's financial position, results of operations and cash flows would be materially adversely affected.

6. IF GOVERNMENT REGULATIONS CHANGE OR IF THE COMPANY FAILS TO COMPLY WITH NEW REGULATIONS, IT MIGHT MISS MARKET OPPORTUNITIES AND HAVE INCREASED COSTS AND LIMITED GROWTH. The research, manufacturing, marketing and distribution of the Company's products in the United States and other countries is subject to extensive regulation by numerous governmental authorities including, but not limited to, the Food and Drug Administration. Under the Federal Food, Drug and Cosmetic Act, medical devices must receive clearance from the Food and Drug Administration through the Section 510(k) pre-market notification process or through the more lengthy pre-market approval process before they can be sold in the United States. The process of obtaining required regulatory approvals is lengthy and has required the expenditure of substantial resources. There can be no assurance that the Company will be able to continue to obtain the necessary approvals. As part of the Company's strategy, it also intends to pursue commercialization of its products in international markets. The Company's products are subject to regulations that vary from country to country. The process of obtaining foreign regulatory approvals in certain countries can be lengthy and require the expenditure of substantial resources. The Company may not be able to obtain necessary regulatory approvals or clearances on a timely basis or at all, and delays in receipt of or failure to receive such approvals or clearances, or failure to comply with existing or future regulatory requirements would have a material adverse effect on its financial position, results of operations and cash flows.

7. IF THE COMPANY FAILS TO COMPLY WITH THE EXTENSIVE REGULATORY REQUIREMENTS GOVERNING THE MANUFACTURING OF ITS PRODUCTS, IT COULD BE SUBJECT TO FINES, SUSPENSIONS OR WITHDRAWALS OF REGULATORY APPROVALS, PRODUCT RECALLS, SUSPENSION OF MANUFACTURING, OPERATING RESTRICTIONS AND/OR CRIMINAL PROSECUTION. The manufacturing of the Company's products is subject to extensive regulatory requirements administered by the Food and Drug Administration and other regulatory bodies. Inspection of the Company's manufacturing facilities and processes can be conducted at any time, without prior notice, by the agencies. In addition, future changes in regulations or interpretations made by the Food and Drug Administration or other regulatory bodies, with possible retroactive effect, could adversely affect it. Changes in existing regulations or adoption of new regulations or policies could prevent the Company from obtaining, or affect the timing of, future regulatory approvals or clearances. The Company may not be able to obtain necessary regulatory approvals or clearances on a timely basis in the future, or at all. Delays in receipt of, or failure to receive such approvals or clearances, or failure to comply with existing or future regulatory requirements, would have a material adverse effect on its financial position, results of operations and cash flows.

8. THE COMPANY'S CURRENT PATENTS, TRADE SECRETS AND KNOW-HOW MAY NOT PROVIDE A COMPETITIVE ADVANTAGE, THE PENDING APPLICATIONS MAY NOT RESULT IN PATENTS BEING ISSUED, AND THE COMPANY'S COMPETITORS MAY DESIGN AROUND ANY PATENTS ISSUED TO IT. The Company's success depends, and will continue to depend in part, on its ability to maintain patent protection for its products and processes, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company has three issued U.S. patents on several technologies embodied in its AEM Monitoring System, AEM Instruments and related accessories and it has applied for additional U.S. patents. In addition, the Company has three issued foreign patents and one foreign patent application pending. The validity and breadth of claims coverage in medical technology patents involve complex legal and factual questions and may be highly uncertain. Also, patents may not protect the Company's proprietary information and know-how or provide adequate remedies for it in the event of unauthorized use or disclosure of such information, and others may be able to develop, independently, such information. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation may be necessary to enforce patents issued to the Company, to protect trade secrets or know-how owned by it, to defend it against claimed infringement of the rights of others or to determine the ownership, scope or validity of its proprietary rights or those of others. Any such claims may require the Company to incur substantial litigation expenses and to divert substantial time and effort of management personnel and could substantially decrease the amount of capital available for the Company's operations. An adverse determination in litigation involving the proprietary rights of others could subject the Company to significant liabilities to third parties, could require it to seek licenses from third parties, and could prevent it from manufacturing, selling or using the Company's products. The occurrence of any such actual or threatened litigation or the effect on the Company's business of such litigation may materially adversely affect its financial position, results of operations and cash flows.

9. THE COMPANY DEPENDS ON SINGLE SOURCE SUPPLIERS FOR CERTAIN OF THE KEY COMPONENTS AND SUB-CONTRACTORS TO PROVIDE MUCH OF ITS PRODUCTS USED IN THE MANUFACTURING OF ITS PRODUCTS WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON ITS ABILITY TO MANUFACTURE ITS PRODUCTS UNTIL A NEW SOURCE OF SUPPLY IS LOCATED. Although the Company believes that there are alternative suppliers, any interruption in the supply of key components could have a material adverse effect on it. A sudden increase in customer demand may create a backorder situation as lead times for some of the Company's critical materials are in excess of 12 weeks. The Company relies on subcontractors to provide products, either in the form of finished goods or sub-assemblies that it then assembles and tests. While these sub-contractors reduce the Company's total cost of manufacturing, they may not be as responsive to increased demand as the Company would be if it had its manufacturing capacity entirely in-house, which may limit its growth strategy and revenues.

10. THE POTENTIAL FLUCTUATION IN FUTURE QUARTERLY RESULTS MAY CAUSE THE COMPANY'S STOCK PRICE TO FLUCTUATE. The Company expects that its operating results could fluctuate significantly from quarter to quarter in the future and will depend upon a number of factors, many of which are outside its control. These factors include the extent to which the Company's AEM system and related accessories gain market acceptance; its investments in marketing, sales, research and development and administrative personnel necessary to support its anticipated growth; its ability to expand its market share; actions of competitors and general economic conditions. The market value of the Company's stock has dramatically fluctuated in the past and is likely to fluctuate in the future. Any deviation could have an immediate and significant negative impact on the market price of the Company's stock.

11. THE COMPANY'S COMMON STOCK TRADING IS THIN AND VOLATILE AND THE BUYING OR SELLING ACTIONS OF A FEW SHAREHOLDERS MAY ADVERSELY EFFECT THE COMPANY'S STOCK PRICE. The Company has a public float of 2,458,369 shares or 45% of the outstanding common stock. The average number of shares traded in any given day over the past year has been relatively small compared to the public float. Thus, the actions of a few shareholders either buying or selling shares of the Company's common stock may adversely affect the price of the shares. Historically, the over-the-counter markets for securities such as our common stock have experienced extreme price and volume fluctuations that do not necessarily relate to operating performance.

12. THE COMPANY HAS LIMITED INSURANCE COVERAGE FOR PRODUCT LIABILITY CLAIMS. The Company faces an inherent business risk of exposure to product liability claims in the event that the use of its products is alleged to have resulted in adverse effects to a patient. The Company maintains a general liability insurance policy up to the amount of $5,000,000 that includes coverage for product liability claims. Liability claims may be excluded from the policy, may exceed the coverage limits of the policy, or the insurance may not continue to be available on commercially reasonable terms or at all. Consequently, a product liability claim or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on the Company's financial position, results of operations and cash flows.

13. THE COMPANY DEPENDS ON REVENUE FROM SOME MAJOR CUSTOMERS: The Company depends on revenue which is generated from the hospital's ongoing usage of the AEM surgical instruments. In FY 2002, the Company generated revenue from over 200 hospitals that have converted to AEM products, but no hospital customer contributed more than 3% to the total revenues. The Company utilizes a few stocking distributors, which sell AEM products to multiple hospital customers. In FY 2002, the Company received revenue of $670,072 (14%) and $564,225 (12%) from two of these distributors. While it is infrequent that a hospital customer stops using AEM instruments after they convert, a loss of ongoing revenue from a hospital customer could have a material adverse effect on the Company's revenues and cash flows.

14. THE COMPANY DEPENDS ON CERTAIN KEY PERSONNEL. The Company is highly dependent on a limited number of key management personnel, particularly its President & Chief Executive Officer, James A. Bowman. The Company's loss of key personnel to death, disability or termination, or its inability to hire and retain qualified personnel, could have a material adverse effect on its financial position, results of operations and cash flows.

RESULTS OF OPERATIONS

NET REVENUES. Revenues for the fiscal year ended March 31, 2002 ("FY 02") were $4,863,908, which represents an increase of 61% from the fiscal year ended March 31, 2001 ("FY 01").

This increase is due to the successful conversion of over 90 new hospitals to AEM instruments, nearly double the new conversions from the previous fiscal year. The broad exposure and increased credibility of the benefits of AEM technology, combined with improved sales and marketing efforts, contributed to a record number of new hospital conversions to AEM laparoscopic instruments. In addition, the Company's benefits from a strong customer retention rate and an on-going revenue stream from purchases of replacement instruments in existing accounts. In FY 02, there was an over 95% retention rate of customers who had converted to AEM technology in FY 01. Management believes that this indicates strong customer satisfaction and is further supported by the fact that there is no directly competing technology to supplant AEM products once the hospital has converted. The replacement market of reusable and disposable AEM products in converted hospitals represents over 65% of the Company's revenue in FY 02 and FY 01 and this revenue stream is expected to grow as the base of converted hospitals continues to grow.

Revenues for the FY 01 were $3,017,384, an increase of 51% from the fiscal year ended March 31, 2000 ("FY 00"). The increase in FY 01 revenue is attributable to the Company continuing to expand its product offering and improve its sales and marketing efforts. This has resulted in the successful conversion of new hospitals utilizing AEM technology.

GROSS PROFIT. Gross profit in FY 02 was $2,758,066, which resulted in a gross margin of 57% of revenue. This was an improvement of $1,125,310 from FY 01 gross profit, and a small increase in gross margin. The increase was primarily the result of increased unit sales, resulting in increased utilization of fixed manufacturing overhead and headcount. Also contributing were manufacturing and purchasing efficiencies implemented during the year. A more predictable product usage rate in existing accounts allows for improvement in manufacturing and purchasing efficiencies. Small price increases on select products had a minor effect on the gross margin improvements.

Gross profit in FY 01 was $1,632,756, which resulted in a gross margin of 54% of revenue. This was an improvement of $911,560 from FY 00 gross profit. The increase was primarily the result of increased unit sales, resulting in increased utilization of fixed manufacturing overhead and headcount. Also contributing were small price increases on select products.

SALES AND MARKETING EXPENSES. Sales and marketing expenses were $1,752,238 in FY 02, an increase of 17% from FY 01. The increase was a result of an increase of variable sales commissions at higher revenues. The Company achieved a 61% increase in revenues with only a 17% increase in sales and marketing expenses. The Company's marketing efforts continued to focus on educating effected constituencies, which has resulted in garnering independent clinical endorsements for AEM technology, and promoting these recommendations in the marketplace.

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

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $790,607 in FY 02, an increase of 3% from FY 01. The modest increase was a result of salary increases offset by management expense controls.

General and administrative expenses were $764,029 in FY 01, a decrease of 7% from FY 00. The reduction was a result of reduced headcount and improved expense controls. In FY 01, management implemented controls to ensure compliance with the Company's business plan and expense budget.

RESEARCH AND DEVELOPMENT. Research and development expenses were $445,843 in FY 02, a decrease of 3% from FY 01. This decrease is due to expense controls and management's commitment to focus on specific AEM-related projects that could provide increasing revenues.

Research and development expenses were $458,091 in FY 01, a decrease of 21% from FY 00. This reflects a reduction in the number of `non-AEM' development projects. The Company felt it was strategically critical to focus only on its proprietary technology and the AEM-related engineering projects dedicated to expanding the AEM product line. The result was the elimination of several non-AEM projects and their associated expenses.

NET LOSS. Net loss in FY 02 of $215,577 was a decrease of $774,875 (78%) compared to FY 01 due to the Company successfully following its strategic business plan and achieving new business through the conversion of new hospitals to AEM technology, as well as increased sales to existing customers. The Company achieved a significant increase in revenues and gross margins while maintaining operating expenses at prudent levels. Management believes implementation of strategic operational changes in FY 02 was successful, resulting in notable improvement in the various operating indicators, e.g. revenue increased 61%, gross profit increased 69% and gross profit margin improved from 54% to 57%. Operating expenses, calculated as a percentage of revenue, were significantly reduced, and yet the Company was able to maintain progressive activities in the marketplace. The Company ended FY 02 being close to cash flow break-even and has significantly reduced the net loss.

Net loss in FY 01 decreased by $975,862 (50%) compared to FY 00 due to increased revenues, improved gross margins and reduced operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

To date, operating funds have been provided primarily by sales of common stock and warrants to purchase the Company's common stock, which totaled $17,248,365 through March 31, 2002, and, to a lesser degree, funds provided by sales of the Company's products. The Company used $276,354 of cash in its operations in FY 02, $1,462,439 in FY 01 and $2,028,466 in FY 00, which relate primarily to the funding of the Company's annual net losses. During FY 02, funds used in operations also related to supporting the growth of the Company's business as revenue increased by $1,846,524 (or 61%), while liabilities and capital only increased by $85,193. As of March 31, 2002, the Company had $500,988 in cash and cash equivalents available to fund future operations. Working capital was $1,604,008 at March 31, 2002 compared to $1,729,332 at March 31, 2001. Current liabilities were $640,758 at March 31, 2002, compared to $567,988 at March 31, 2001.

During FY 02, the Company made significant strides toward achieving profitable operations. The Company continued its aggressive marketing and sales plan and these efforts resulted in continued revenue increases. Revenue increases combined with controlled operating expenses and increased gross profit margins will ultimately reduce the overall net loss incurred from operations and conserve the Company's cash resources.

The Company used $276,354 of cash in its operations in FY 02 on sales of $4,863,908, used $1,462,439 of cash in its operations in FY 01 on sales of $3,017,384, and used $2,028,466 of cash in its operations in fiscal year 2000 on sales of $2,002,119. These amounts of cash used in operations may or may not be indicative of the expected cash to be used in operations in FY 03.

The Company's FY 2003 operating plan is focused on growing revenue, increasing margin and conserving cash. The Company can not predict with certainty the expected revenues, gross profit margin, net loss and usage of cash and cash equivalents for FY 03. Nonetheless, the Company believes that its cash resources will be sufficient to fund its operations for at least the next twelve months under its current operating plan. If the Company is unable to manage the business operations in line with its budget expectations, it could have a material adverse effect on the Company's business viability, financial position, results of operations and cash flows. Further, if the Company is not successful in becoming cash flow break-even, additional capital will be required to maintain ongoing operations.

The Company has explored and is continuing to explore options to provide additional financing to fund future operations as well as other possible courses of action. Such actions include, but are not limited to, securing a line of credit, sales of debt or equity securities (which may result in dilution to existing shareholders), licensing of technology, strategic alliances and other similar actions. There can be no assurance that the Company will be able to obtain additional funding through a sale of its common stock or loans from financial institutions or other third parties or through any of the actions discussed above. If the Company can not achieve profitable operations and additional capital is unavailable, its lack of liquidity could have a material adverse effect on the Company's business viability, financial position, results of operations and cash flows.

To lay a foundation for future growth within the constraints of the Company's financial resources, during FY 02 the Company focused on expansion of its product line, expansion of independent endorsements of the Company's technology and improved performance of the field sales network. Progress in these critical areas resulted in record revenues and gross profits. The Company believes the unique performance of the AEM technology and its breadth of independent endorsements provides an opportunity for continued market share growth. Management believes that the market awareness of the AEM technology and its endorsements is continually improving and that this will benefit the sales efforts in FY 03. Management believes that the Company enters FY 03 having achieved improvements in sales infrastructure, product line expansion and the clinical credibility of its technology. Management's objective in FY 03 is to maintain expense controls while optimizing sales execution in the field, expand market awareness of the AEM technology and maximize the number of new hospital conversions to AEM instruments.

INCOME TAXES

As of March 31, 2002, net operating loss carryforwards totaling approximately $15,600,000 are available to reduce taxable income in the future. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the year 2011. The Company has not paid income taxes since its inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year, if certain events occur, including changes in ownership interests. The Company has established a valuation allowance for the entire amount of its deferred tax asset since inception due to its history of operating losses.


CONTRACTUAL OBLIGATIONS

For more information on the Company's contractual obligations on operating leases, refer to Note 4 of Financial Statements. At March 31, 2002, the Company's commitments under these obligations were as follows:

                                      Operating Leases
                                      ----------------
          Year ended March 31,
                2003                    $ 106,234
                2004                      111,572
                2005                       66,955
                2006                           --
                2007                           --
                                        ---------
                                        $ 284,801
                                        =========

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company's warranty obligation is based upon historical experience and is also affected by product failure rates and material usage incurred in correcting a product failure. Should actual product failure rates or material usage costs differ from the Company's estimates, revisions to the estimated warranty liability would be required.

The Company reduces inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The following financial statements are included in this Report:

                                                                            PAGE
                                                                            ----
     Report of Independent Public Accountants............................... F-1

     Balance Sheets as of March 31, 2002 and 2001........................... F-2

     Statements of Operations
     for the fiscal years ended March 31, 2002, 2001 and 2000............... F-3

     Statements of Shareholders' Equity
     for the fiscal years ended March 31, 2002, 2001 and 2000............... F-4

     Statements of Cash Flows
     for the fiscal years ended March 31, 2002, 2001 and 2000............... F-5

     Notes to Financial Statements.......................................... F-6


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Encision Inc.:


We have audited the accompanying balance sheets of ENCISION INC. (a Colorado corporation) as of March 31, 2002 and 2001, and the related statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Encision Inc. as of March 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three fiscal years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States.


                                        ARTHUR ANDERSEN LLP


Denver, Colorado,
    May 3, 2002.

                                  ENCISION INC.

                                 BALANCE SHEETS

                                                                               MARCH 31,
                                                                     -------------------------------
                                                                         2002               2001
                                                                     ------------       ------------
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                        $    500,988       $    791,415
    Accounts receivable, net of allowance for doubtful
       accounts of $16,000 (2002) and $21,000 (2001)                      824,459            709,597
    Inventories, net of reserve for obsolescence of $60,000 (2002)
       and $55,000 (2001)                                                 856,784            766,992
    Prepaid expenses                                                       62,535             29,316
                                                                     ------------       ------------
              Total current assets                                      2,244,766          2,297,320
                                                                     ------------       ------------
PROPERTY AND EQUIPMENT, at cost:
    Furniture, fixtures and equipment                                     780,278            772,929
    Less- Accumulated depreciation                                       (755,636)          (690,156)
                                                                     ------------       ------------
              Property and equipment, net                                  24,642             82,773
                                                                     ------------       ------------

PATENTS, net of accumulated amortization of $34,147 (2002)                131,065            117,566
              and $28,499 (2001)

OTHER ASSETS                                                               12,972             46,170
                                                                     ------------       ------------
              Total assets                                           $  2,413,445       $  2,543,829
                                                                     ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                 $    273,933       $    227,406
    Accrued compensation                                                  143,586            129,767
    Accrued liabilities                                                   223,239            210,815
                                                                     ------------       ------------
              Total current liabilities                                   640,758            567,988
                                                                     ------------       ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, no par value, 10,000,000 shares
       authorized, no shares outstanding                                       --                 --
    Common stock, no par value, 100,000,000 shares authorized,
       5,414,532 (2002) and 5,396,507 (2001) shares outstanding        17,248,365         16,945,542
    Warrants for common stock                                                  --            290,400
    Accumulated deficit                                               (15,475,678)       (15,260,101)
                                                                     ------------       ------------
              Total shareholders' equity                                1,772,687          1,975,841
                                                                     ------------       ------------
              Total liabilities and shareholders' equity             $  2,413,445       $  2,543,829
                                                                     ============       ============

  The accompanying notes to financial statements are an integral part of these balance sheets.

                                  ENCISION INC.

                            STATEMENTS OF OPERATIONS


                                                              For The Fiscal Years Ended March 31,
                                                        -----------------------------------------------
                                                            2002              2001              2000
                                                        -----------       -----------       -----------
REVENUE, NET                                            $ 4,863,908       $ 3,017,384       $ 2,002,119

COST OF SALES                                             2,105,842         1,384,628         1,280,923
                                                        -----------       -----------       -----------
                 Gross profit                             2,758,066         1,632,756           721,196
                                                        -----------       -----------       -----------
OPERATING EXPENSES:
    Sales and marketing                                   1,752,238         1,492,860         1,404,213
    General and administrative                              790,607           764,029           820,918
    Research and development                                445,843           458,091           578,744
                                                        -----------       -----------       -----------
                     Total operating expenses             2,988,688         2,714,980         2,803,875
                                                        -----------       -----------       -----------
LOSS FROM OPERATIONS                                       (230,622)       (1,082,224)       (2,082,679)

OTHER INCOME (EXPENSE):
    Interest income                                          18,939            45,525           126,274
    Other income (expense)                                   (3,894)           46,247            (9,909)
                                                        -----------       -----------       -----------
NET LOSS                                                $  (215,577)      $  (990,452)      $(1,966,314)
                                                        ===========       ===========       ===========
NET LOSS PER SHARE
    Basic and diluted net loss per common share         $     (0.04)      $     (0.18)      $     (0.37)
                                                        ===========       ===========       ===========
    Basic and diluted weighted average shares used
      In computing net loss per common share              5,405,856         5,389,174         5,383,507
                                                        ===========       ===========       ===========

  The accompanying notes to financial statements are an integral part of these statements.

                                  ENCISION INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

            FOR THE FISCAL YEARS ENDED MARCH 31, 2002, 2001 AND 2000

                                                                Warrants   Accumulated
                                          Common Stock            For        Other
                                    -----------------------      Common   Comprehensive  Accumulated   Comprehensive
                                      Shares       Amount        Stock         Loss        Deficit         Loss         Total
                                    ---------   ------------   ----------   ---------   ------------   ------------   ------------
BALANCES, March 31, 1999            5,383,507   $ 16,941,317   $  290,400   $      --   $(12,303,335)                 $  4,928,382
  Short-term investment valuation          --             --           --     (48,642)            --   $    (48,642)       (48,642)
  Net loss                                 --             --           --          --     (1,966,314)    (1,966,314)    (1,966,314)
                                                                                                       ------------
                                                                                                       $ (2,014,956)
                                    ---------   ------------   ----------   ---------   ------------   ============   ------------
BALANCES, March 31, 2000            5,383,507     16,941,317      290,400     (48,642)   (14,269,649)                    2,913,426
  Exercise of stock options            13,000          4,225           --          --             --                         4,225
  Short-term investment valuation          --             --           --      48,642             --   $     48,642         48,642
  Net loss                                 --             --           --          --       (990,452)      (990,452)      (990,452)
                                                                                                       ------------
                                                                                                       $   (941,810)
                                    ---------   ------------   ----------   ---------   ------------   ============   ------------
BALANCES, March 31, 2001            5,396,507     16,945,542      290,400          --    (15,260,101)                    1,975,841
  Exercise of stock options            18,025         12,423           --          --             --                        12,423
  Expiration of warrants                   --        290,400     (290,400)         --             --                            --
  Net loss                                 --             --           --          --       (215,577)  $   (215,577)      (215,577)
                                                                                                       ------------
                                                                                                       $   (215,577)
                                    ---------   ------------   ----------   ---------   ------------   ============   ------------
BALANCES, March 31, 2002            5,414,532   $ 17,248,365   $       --   $      --   $(15,475,678)                 $  1,772,687
                                    =========   ============   ==========   =========   ============                  ============


  The accompanying notes to financial statements are an integral part of these statements.

                                  ENCISION INC.

                            STATEMENTS OF CASH FLOWS

                                                                         For The Fiscal Years Ended March 31,
                                                                   -----------------------------------------------
                                                                      2002               2001              2000
                                                                   -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $  (215,577)      $  (990,452)      $(1,966,314)
  Adjustments to reconcile net loss to net
    cash used in operating activities-
      Depreciation and amortization                                     71,128           130,034           145,604
      Amortization of discount, net                                         --            (9,226)          (69,526)
      Adjustments to inventory reserve                                   5,000           (90,000)           20,000
      Provision for (recovery of) bad debts                             (5,000)           14,000              (500)
      Gain on sale of short-term investments                                --           (46,916)               --
      Changes in operating assets and liabilities-
        Accounts receivable                                           (109,862)         (437,570)           (6,994)
        Inventories                                                    (94,792)          (82,478)         (175,296)
        Prepaid expenses and other assets                                  (21)          (39,834)           46,932
        Accounts payable                                                46,527            47,439            35,755
        Accrued compensation and accrued liabilities                    26,243            52,664           (55,932)
        Other liabilities                                                   --           (10,100)           (2,195)
                                                                   -----------       -----------       -----------
          Net cash used in operating activities                       (276,354)       (1,462,439)       (2,028,466)
                                                                   -----------       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments, net of discounts                      --                --        (3,318,552)
  Sale of short-term investments                                            --         1,832,264         4,784,748
  Capital expenditures                                                  (7,349)          (27,402)         (174,645)
  Patent costs                                                         (19,147)           (1,706)           (5,479)
                                                                   -----------       -----------       -----------
          Net cash (used in) provided by investing activities          (26,496)        1,803,156         1,286,072
                                                                   -----------       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the exercise of stock options                           12,423             4,225                --
                                                                   -----------       -----------       -----------
          Net cash provided by financing activities                     12,423             4,225                --
                                                                   -----------       -----------       -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (290,427)          344,942          (742,394)

CASH AND CASH EQUIVALENTS, beginning of period                         791,415           446,473         1,188,867
                                                                   -----------       -----------       -----------
CASH AND CASH EQUIVALENTS, end of period                           $   500,988       $   791,415       $   446,473
                                                                   ===========       ===========       ===========

  The accompanying notes to financial statements are an integral part of these statements.

                                  ENCISION INC.


                          NOTES TO FINANCIAL STATEMENTS


(1)  ORGANIZATION AND NATURE OF BUSINESS

Encision Inc. (the "Company"), a Colorado corporation, designs, develops, manufactures and markets patented electrosurgical devices that provide greater safety to patients undergoing minimally-invasive surgery. The Company believes its patented AEM(R) technology is changing the marketplace for electrosurgical devices and laparoscopic instruments by providing a solution to a documented risk in laparoscopic surgery. The Company's sales to date have been made principally in the United States.

The Company has incurred losses since its inception and has an accumulated deficit of $15,475,678 at March 31, 2002. Operations have been financed primarily through issuance of common stock. The Company's liquidity has substantially diminished because of such continuing operating losses and the Company may be required to seek additional capital to continue operations.

During fiscal year 2002, the Company continued to execute a strategy designed to achieve profitable operations. The Company implemented strategic marketing and sales plans to expand the use of the Company's products in surgically-active hospitals in the United States. Management expects these efforts to result in continued sales revenue increases for fiscal year 2003 which, combined with controlled operating expenses and consistent gross profit margins, will ultimately lead to profitable operations and conserve the Company's cash resources.

Although there can be no guarantee, based upon its current operating plan, the Company believes that its cash and working capital resources will be sufficient to fund its operations through fiscal year 2003. If the Company is unable to manage the business operations in line with the budget expectations, it could have a material adverse effect on the Company's business viability, financial position, results of operations and cash flows. If the Company is not successful during fiscal year 2003 in becoming cash flow break-even, additional capital resources may be required to maintain ongoing operations.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

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

     CONCENTRATION OF CREDIT RISK

The Company has no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with two financial institutions in the form of demand deposits and money market funds.

The net accounts receivable balance at March 31, 2002, of $824,459 included $196,123, or approximately 24%, from one customer. The net accounts receivable balance at March 31, 2001, of $709,597 included $89,980, or approximately 13%, from one customer. The Company's accounts receivable balances are primarily domestic.

     DOUBTFUL ACCOUNTS

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company's customers are involved in the healthcare industry. Deterioration in this industry could require the Company to record additional allowances.

     WARRANTY ACCRUAL

The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company's warranty obligation is based upon historical experience and is also affected by product failure rates and material usage incurred in correcting a product failure. Should actual product failure rates or material usage costs differ from the Company's estimates, revisions to the estimated warranty liability would be required.

     INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out basis) or market. The Company reduces inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At March 31, 2002 and 2001, inventory consisted of the following:

                                                  2001             2002
                                                ---------       ---------
           Raw materials                        $ 633,358       $ 609,410
           Finished goods                         283,426         212,582
                                                ---------       ---------
                                                  916,784         821,992
           Less - Reserve for obsolescence        (60,000)        (55,000)
                                                ---------       ---------
                                                $ 856,784       $ 766,992
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

     PATENTS

The costs of applying for patents are capitalized and amortized on a straight-line basis over the lesser of the patent's economic or legal life (17 years in the United States). Capitalized costs are expensed if patents are not granted. The Company reviews the carrying value of its patents periodically to determine whether the patents have continuing value and such reviews could result in the conclusion that the recorded amounts have been impaired.

     ACCRUED LIABILITIES

The Company has accrued $81,000 related to warranty claims and $51,724 related to sales commissions and has included these amounts in accrued liabilities in the accompanying balance sheets as of March 31, 2002. In fiscal year 2001, the Company accrued for $45,000 related to warranty claims and $59,920 related to sales commissions and included these amounts in accrued liabilities in the balance sheets as of March 31, 2001.

     INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. SFAS No. 109 requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized (Note 5).

     REVENUE RECOGNITION

Revenue from product sales is recorded when the Company ships the product and the earnings process is complete. The Company recognizes revenue from sales to stocking distributors when there is no right of return, other than for normal warranty claims. The Company's shipping policy is FOB Shipping Point.

     STOCK-BASED COMPENSATION

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), and applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations in accounting for stock options granted to employees. The Company has made pro forma disclosures of what net loss and net loss per common share would have been had the provisions of SFAS No. 123, based upon the fair value method, been applied to the Company's stock option grants (Note 3).

     COMPREHENSIVE LOSS

The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income or loss and its components in a full set of general-purpose financial statements. Other comprehensive income is reported in the Statements of Shareholders' Equity and consists of adjustments to the fair value of short-term investments.

     SEGMENT REPORTING

The Company has adopted the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for reporting information about the segments of enterprises' business. The adoption of this statement had no impact on the Company's financial statements as the Company has concluded that it has one operating segment.

     BASIC AND DILUTED LOSS PER COMMON SHARE

Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). Under the provisions of SFAS No. 128, basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. As a result of the Company's net losses, all potentially dilutive securities would be anti-dilutive and are excluded from the computation of diluted loss per share, and there are no differences between basic and diluted per share amounts for all years presented. Options to purchase 859,150, 826,200 and 497,200 shares of common stock were excluded from dilutive stock options calculations for fiscal years 2002, 2001 and 2000 respectively, as their inclusions would be antidilutive. In addition, during fiscal years 2001 and 2000, the Company had warrants to purchase 120,000 shares of the Company's common stock outstanding, which were excluded from the dilutive stock options calculations for those respective years as their inclusion would be antidilutive. These warrants expired in fiscal year 2002.

     RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company adopted SFAS No. 133 on April 1, 2001. To date, the Company has not entered into any agreements that would be impacted by these pronouncements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No.
144). SFAS No. 144 establishes a single accounting model for long- lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on April 1, 2002, and the adoption did not have a material impact on the Company's financial position or results of operations.

(3)  SHAREHOLDERS' EQUITY

     STOCK OPTION PLAN

The Company has adopted Stock Option Plans (as summarized below) to promote the interests of the Company and its shareholders by helping the Company to attract, retain and motivate key employees and associates of the Company. Under the terms of the Plan, the Board of Directors may grant either "nonqualified" or "incentive" stock options, as defined by the Internal Revenue Code and related regulations. Under the terms of the Plan, the purchase price of a nonqualified option may be less than the then fair market value of the stock. The purchase price of the shares subject to an incentive stock option will be the fair market value of the Company's common stock on the date the option is granted. Generally, vesting of stock options occurs such that 20% becomes exercisable one year after the date of grant and 20% becomes exercisable each year thereafter. However, certain options vest after a specified period of time, and may be accelerated based on achieving specified events. Generally, all stock options must be exercised within ten years from the date granted.

On February 14, 1991, the Board of Directors and the shareholders of the Company adopted a stock option plan (the "1991 Plan") providing for grants of stock options, stock appreciation rights and/or supplemental bonuses to employees and directors of the Company who are also employees. The 1991 Plan permitted the granting of incentive stock options meeting the requirements of Section 422A of the Internal Revenue Code of 1986, as amended and also nonqualified stock options, which do not meet the requirements of Section 422A. As of March 31, 2002, options to purchase an aggregate of 275,762 shares of Common Stock (net of options canceled) had been granted pursuant to the 1991 Plan and 180,562 options had been exercised. The 1991 Plan expired on February 14, 2001 and no further stock options could be granted after that date.

On August 15, 1997, the shareholders of the Company approved the adoption of the 1997 Stock Option Plan (the "1997 Plan") providing for grants of stock options and/or supplemental bonuses to employees and directors of the Company. The Plan permits the granting of incentive stock options meeting the requirements of
Section 422A of the Internal Revenue Code of 1986, as amended, and also nonqualified stock options which do not meet the requirements of Section 422A. As approved by the shareholders, the Company has reserved 800,000 shares of its Common Stock for issuance upon exercise of options granted under the 1997 Plan. As of March 31, 2002, options to purchase an aggregate of 794,975 shares of Common Stock (net of options canceled) had been granted pursuant to the 1997 Plan and 31,025 options had been exercised.

     STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123

SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS No. 123 allows the continued measurement of compensation cost for such plans using the intrinsic value method prescribed by APB No. 25, provided that pro forma disclosures are presented of net income or loss and net income or loss per common share, assuming the fair value based method of SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation plans for employees under APB No. 25; accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted during fiscal years 2002 and 2001, using the Black-Scholes option valuation model and the following weighted average assumptions:

                                                2002                2001
                                              ---------           ---------
     Risk-free interest rate                  4.49%               6.43%
     Expected lives                           5.0 years           5.0 years
     Expected volatility                      192%                178%
     Expected dividend yield                  0%                  0%

To estimate expected lives of options for this valuation, it was assumed options would be exercised upon becoming fully vested. All options are initially assumed to vest. Cumulative compensation cost recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. The volatility of the stock is based on the historical volatility for the period that approximates the expected lives of the options being valued. Fair value computations are highly sensitive to the volatility factor assumed; the greater the volatility, the higher the computed fair value of options granted.

The total fair value of options granted was computed to be approximately $219,923, $579,283 and $149,661 for the years ended March 31, 2002, 2001 and
2000, respectively. These amounts are amortized ratably over the vesting periods of the options. Pro forma stock-based compensation, net of the effect of forfeitures, was $166,600, $(9,887) and $(6,137) for 2002, 2001 and 2000,
respectively. If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net loss and pro forma net loss per common share would have been reported as follows:

                                                   Fiscal Year Ended March 31,
                                         -------------------------------------------------
                                            2002              2001               1999
                                         -----------       -----------       -------------
Net Loss
      As Reported                        $  (215,577)      $  (990,452)      $  (1,966,314)
      Pro forma                          $  (382,177)      $  (980,565)      $  (1,960,177)
Pro Forma Net Loss Per Common Share
      As Reported                        $     (0.04)      $     (0.18)      $       (0.37)
      Pro Forma                          $     (0.07)      $     (0.18)      $       (0.36)

Weighted average shares used to calculate pro forma net loss per share were determined as described in Note 2, except in applying the treasury stock method to outstanding options, net proceeds assumed received upon exercise were increased by the amount of compensation cost attributable to future service periods and not yet recognized as pro forma expense.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. A summary of the Company's stock option activity, and related information for each of the three fiscal years ended March 31, 2002 is as follows:

                                                       Weighted       Weighted
                                                        Average       Average
                                                       Exercise        Fair
                                      Outstanding       Price          Value
                                      -----------     ---------       ---------
BALANCE, as of March 31, 1999           470,200       $   3.18
                                       ========
     Granted                            433,000       $   0.39        $ 0.35
     Canceled                          (406,000)      $   2.70
                                       --------
BALANCE, as of March 31, 2000           497,200       $   1.14
                                       ========
EXERCISABLE, as of March 31, 2000       102,584       $   3.95
                                       ========
     Granted                            510,000       $   1.22        $ 1.14
     Exercised                          (13,000)      $   0.33
     Canceled                          (168,000)      $   0.40
                                       --------
BALANCE, as of March 31, 2001           826,200       $   1.35
                                       ========
EXERCISABLE, as of March 31, 2001       173,571       $   2.54
                                       ========
     Granted                            110,000       $   2.07        $ 2.01
     Exercised                          (18,025)      $   0.69
     Canceled                           (59,025)      $   0.95
                                       --------
BALANCE, as of March 31, 2002           859,150       $   1.47
                                       ========
EXERCISABLE, as of March 31, 2002       581,067       $   1.57
                                       ========


The following table summarizes information about employee stock options outstanding and exercisable at March 31, 2002:

                                         Options Outstanding                            Options Exercisable
                        ---------------------------------------------------        -------------------------------
                         Number of             Weighted
                          Options               Average            Weighted           Number            Weighted
   Range of             Outstanding            Remaining           Average          Exercisable         Average
   Exercise             At March 31,          Contractual          Exercise        At March 31,         Exercise
    Prices                 2002              Life in Years          Price              2002              Price
-------------           ------------         -------------         --------        ------------         ---------
$0.31 - $0.77             203,950                 2.6               $ 0.42           112,262             $ 0.42
$0.85 - $1.44             470,000                 3.2               $ 1.22           365,111             $ 1.25
$2.00 - $2.50             142,000                 4.0               $ 2.42            60,494             $ 2.46
$6.00 - $6.60              43,200                 5.4               $ 6.03            43,200             $ 6.03
                          -------                                                    -------
                          859,150                 3.3               $ 1.47           581,067             $ 1.57
                          =======                                                    =======

Of the 859,150 options for the Company's common stock at March 31, 2002, 55,000 represent nonqualified stock options and 804,150 represent incentive stock options. The exercise price of all options granted through March 31, 2002, has been equal to or greater than the fair market value, as determined by the Company's Board of Directors or based upon publicly quoted market values of the Company's common stock on the date of the grant. At March 31, 2002, options for 5,025 of the Company's common stock are available for grant under the plans.

     OUTSTANDING WARRANTS

In conjunction with the Company's Initial Public Offering (IPO) in June 1996, the Company agreed to sell to John G. Kinnard and Company, Incorporated as the representative of the several Underwriters, for a nominal purchase price, a five-year warrant to purchase up to 120,000 shares of the Common Stock of the Company, exercisable at 120% of the IPO price of $10.50 per share. As of March 31, 2002, none of the warrants had been exercised and the warrants have expired.

(4)  COMMITMENTS AND CONTINGENCIES

The Company currently leases its facilities under noncancelable lease agreements through October 31, 2004. The following is a schedule of minimum future lease payments by fiscal years as of March 31, 2002:

                                     Operating Leases
                                     ----------------
          Year ended March 31,
                2003                   $ 106,274
                2004                     111,572
                2005                      66,955
                2006                          --
                2007                          --
                                       ---------
                                       $ 284,801
                                       =========

Rent expense for the fiscal years ended March 31, 2002, 2001 and 2000 was $105,312, $98,402, and $94,663, respectively.

The Company is subject to regulation by the United States Food and Drug Administration ("FDA"). The FDA provides regulations governing the manufacture and sale of the Company's products and regularly inspects the Company and other manufacturers to determine their compliance with these regulations. Failure to comply with FDA regulations could have a material adverse impact on the Company's operations and financial position. The Company was last inspected in November 1998, and has not, at March 31, 2002, been notified of any deficiencies from that inspection. FDA inspections are conducted approximately every two years after approval is obtained or on a more frequent basis, at the discretion of the FDA. The Company was granted a Certificate to Foreign Government in October 11, 2000 that states in part that, based on the last periodic inspection, the Company was in substantial compliance with current good manufacturing processes.

The Company's obligation with respect to employee severance benefits is minimized by the "at will" nature of the employee relationships. The Company's total obligation with respect to contingent severance benefit obligations is less than $100,000.

(5)  INCOME TAXES

As of March 31, 2002, the Company had approximately $15.6 million of net operating loss carryovers for tax purposes. Additionally, the Company has certain research and development tax credits available to offset future federal and state income taxes. The net operating loss and credit carryovers begin to expire in 2011. The Internal Revenue Code contains provisions, which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests. The components of the net deferred income tax asset were as follows:

                                         Year Ended March 31,
                                     -----------------------------
                                        2002               2001
                                     -----------       -----------
Deferred tax assets:
  Net operating loss carryovers      $ 5,867,000       $ 5,787,000
  Other                                  122,000           127,000
                                     -----------       -----------
                                       5,989,000         5,914,000
Valuation allowance                   (5,989,000)       (5,914,000)
                                     -----------       -----------
                                     $        --       $        --
                                     ===========       ===========

Management believes that based on all available evidence, it is more likely than not that the deferred tax assets will not be realized. Accordingly, a valuation allowance has been recorded against the entire deferred tax asset. The provision for income taxes includes the following:

                                                  Year Ended March 31,
                                       -----------------------------------------
                                         2002             2001           2000
                                       ---------       ---------       ---------
Current:
  Federal                              $      --       $      --       $      --
  State                                       --              --              --
                                       ---------       ---------       ---------
  Total current                               --              --              --

Deferred:
  Federal                                (68,000)       (335,000)       (683,000)
  State                                   (7,000)        (35,000)        (68,000)
                                       ---------       ---------       ---------
  Total deferred benefit                 (75,000)       (370,000)       (751,000)

  Increase in valuation allowance         75,000         370,000         751,000
                                       ---------       ---------       ---------
Total provision                        $      --       $      --       $      --
                                       =========       =========       =========

Income taxes computed using the federal statutory income tax rate differ from the Company's effective tax rate primarily as a result of state taxes and the increase in the valuation allowance.

(6)  LEGAL PROCEEDINGS

The Company is not engaged in any legal proceedings and is not aware of any circumstances that would lead to legal proceedings. The Company may become involved in litigation in the future in the normal course of business.

(7)  MAJOR CUSTOMERS

The Company depends on revenue that is generated from the hospitals' ongoing usage of the AEM surgical instruments. In FY 2002, the Company generated revenue from over 200 hospitals that have converted to AEM products, but no hospital customer contributed more than 3% to the total revenues. The Company utilizes a few stocking distributors, which sell AEM products to multiple hospital customers. Two stocking distributors contributed in excess of 10% of net revenues for FY 2002; $670,072 (14%) and $564,225 (12%), respectively. For FY 2001, no stocking distributor or hospital customer contributed over 10% to total net revenues. For FY 2000, two stocking distributors contributed over 10% to total net revenues; $379,610 (19%) and $201,354 (10%), respectively.

(8)  RELATED PARTY TRANSACTIONS

The Company sells product to one stocking distributor that is principally owned by an individual who is also a significant shareholder of Encision. The Company generated revenue of $670,072 (14%) from this distributor, which sold AEM products to multiple hospital customers in its authorized region. The principal owner of this distributor is a shareholder of Encision with 380,700 shares held or 7.0% of the outstanding shares as of March 31, 2002.

(9)  RETIREMENT PLAN

On January 1, 1998, the Company adopted a 401(K) Profit Sharing Plan which covers all full-time employees who have completed three months of full-time continuous service and are age eighteen or older. Participants may defer up to 20% of their gross pay up to a maximum limit determined by law ($11,000 ($12,000 for age 50 and over) in calendar 2002 and $10,500 in calendar 2001). Participants are immediately vested in their contributions. The Company may make discretionary contributions based on corporate financial results for the fiscal year. To date, the Company has not made contributions to the 401(K) Profit Sharing Plan. Vesting in a contribution account (the Company's contribution) is based on years of service, with a participant fully vested after five years of credited service.

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

     (a) Exhibits - The following exhibits are attached to this report on Form 10KSB or are incorporated by reference:

 3.1 Articles of Incorporation of the Company, as amended. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).

 3.2 Bylaws of the Company. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).

 4.1 Form of certificate for shares of Common Stock. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).

10.1 Lease Agreement dated September 7, 2001 between Encision Inc. and Sterling Partnership. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).

10.2 Encision Inc. 1991 Stock Option Plan, as amended. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).

10.3 Encision Inc. 1997 Stock Option Plan. (Incorporated by reference from Proxy Statement dated July 15, 1997).

23.1 Consent of Independent Public Accountants, Arthur Andersen LLP.

99.1 Letter from Registrant to the Securities and Exchange Commission Release relating to Arthur Andersen LLP.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by this report

SIGNATURES

     In accordance with the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


     Dated: June 12, 2002.              ENCISION INC.


                                        By: /s/ Marcia K. McHaffie
                                            -----------------------------
                                        Marcia K. McHaffie
                                        Controller
                                        Principal Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ James A. Bowman                                           June 12, 2002
-------------------------------
James A. Bowman
President & Chief Executive Officer
Director


/s/ Vern D. Kornelsen                                         June 12, 2002
-------------------------------
Vern D. Kornelsen
Director


/s/ David W. Newton                                           June 12, 2002
-------------------------------
David W. Newton
Vice President - Technology
and Director


/s/ Roger C. Odell                                            June 12, 2002
-------------------------------
Roger C. Odell
Vice President - Business Development
and Director