Form 10QSB
period 2002-06-30
ENCISION INC
filed 2002-08-14
CIK 930775

Use these links to rapidly review the document
ENCISION INC. FORM 10-QSB For the Quarter Ended June 30, 2002 INDEX

U. S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

For the transition period from            to

Commission file number 0-28604

ENCISION INC.
(Exact name of small business issuer as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-1162056 (I.R.S. Employer Identification No.)

4828 Sterling Drive, Boulder, Colorado 80301
(Address of principal executive offices)

(303) 444-2600
(Registrant's telephone number)

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, No par value Class	5,422,532 Shares (outstanding at July 31, 2002)

        Transitional Small Business Disclosure Format

        Yes ☐    No ☒

ENCISION INC.
FORM 10-QSB
For the Quarter Ended June 30, 2002
INDEX

PART I FINANCIAL INFORMATION

ITEM 1 - Condensed Interim Financial Statements

ENCISION INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2002	March 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$490,064	$500,988
Accounts receivable, net of allowance for doubtful accounts of $18,500 and $16,000, respectively	686,064	824,459
Inventory, net of reserve for obsolescence of $60,000 and $60,000, respectively	797,798	856,784
Prepaid expenses	108,244	62,535

Total current assets	2,082,170	2,244,766

EQUIPMENT, at cost:
Furniture, fixtures and equipment	854,091	780,278
Less- Accumulated depreciation	(770,075)	(755,636)

Equipment, net	84,016	24,642

PATENTS, net of accumulated amortization of $39,429 and $34,147, respectively	129,731	131,065
OTHER ASSETS	12,972	12,972

Total assets	$2,308,889	$2,413,445

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$278,481	$273,933
Accrued compensation	118,638	143,586
Other accrued liabilities	213,784	223,239

Total current liabilities	610,903	640,758

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, no par value, 10,000,000 shares authorized, no shares outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized, 5,422,532 and 5,414,532 shares outstanding, respectively	17,264,315	17,248,365
Accumulated deficit	(15,566,329)	(15,475,678)

Total shareholders' equity	1,697,986	1,772,687

Total liabilities and shareholders' equity	$2,308,889	$2,413,445

The accompanying notes are an integral part of these financial statements.

ENCISION INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,
	2002	2001
REVENUE, NET	$1,342,392	$1,026,920
COST OF SALES	513,060	473,370

Gross profit	829,332	553,550

OPERATING EXPENSES:
Sales and marketing	561,040	379,619
General and administrative	232,301	162,357
Research and development	124,778	87,340

Total operating expenses	918,119	629,316

LOSS FROM OPERATIONS	(88,787)	(75,766)
OTHER INCOME:
Interest income	1,056	7,535
Other expense	(2,920)	(231)

NET LOSS	$(90,651)	$(68,462)

NET LOSS PER SHARE (Note 2):
Basic and diluted net loss per common share	$(0.02)	$(0.01)

Basic and diluted weighted average shares used in computing net loss per common share	5,420,510	5,400,607

The accompanying notes are an integral part of these financial statements.

ENCISION INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(90,651)	$(68,462)
Adjustments to reconcile net income (loss) to net cash provided by operating activities-
Depreciation and amortization	19,721	20,131
Non-cash compensation charge	12,000	—
Changes in operating assets and liabilities-
Accounts receivable	138,395	38,379
Inventory	58,986	28,656
Prepaid expenses	(45,709)	(48,155)
Accounts payable	4,548	55,333
Accrued compensation and other accrued liabilities	(34,403)	27,490

Net cash provided by (used in) operating activities	62,887	53,372

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment	(73,813)	—
Patent costs	(3,948)	(8,522)

Net cash used in investing activities	(77,761)	(8,522)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	3,950	2,175

Net cash provided by financing activities	3,950	2,175

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,924)	47,025
CASH AND CASH EQUIVALENTS, beginning of period	500,988	791,415

CASH AND CASH EQUIVALENTS, end of period	$490,064	$838,440

The accompanying notes are an integral part of these financial statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2002

(Unaudited)

(1) ORGANIZATION AND NATURE OF BUSINESS

        Encision Inc. (the "Company"), a Colorado corporation, designs, develops, manufactures and markets patented electrosurgical devices that provide greater safety to patients undergoing minimally-invasive surgery. The Company believes its patented AEM® technology is changing the marketplace for electrosurgical devices and laparoscopic instruments by providing a solution to a documented risk in laparoscopic surgery. The Company's sales to date have been made principally in the United States.

        The Company has incurred losses since its inception and has an accumulated deficit of $15,566,329 at June 30, 2002. Operations have been financed primarily through issuance of common stock. The Company's liquidity has substantially diminished because of such continuing operating losses and the Company may be required to seek additional capital to continue operations.

        During fiscal year 2002 (ending on March 31, 2002) and continuing through June 30, 2002, the Company continued to execute a strategy designed to achieve profitable operations. The Company implemented strategic marketing and sales plans to expand the use of the Company's products in surgically-active hospitals in the United States. Management expects these efforts to result in continued sales revenue increases for fiscal year 2003 which, combined with controlled operating expenses and consistent gross profit margins, will ultimately lead to profitable operations and conserve the Company's cash resources.

        Although there can be no guarantee, based upon its current operating plan, the Company believes that its cash and working capital resources will be sufficient to fund its operations in fiscal year 2003 and through June 30, 2003. If the Company is unable to manage the business operations in line with the budget expectations, it could have a material adverse effect on the Company's business viability, financial position, results of operations and cash flows. If the Company is not successful during fiscal year 2003 in becoming cash flow break-even, additional capital resources may be required to maintain ongoing operations.

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

  Property and Equipment

        Property and equipment are stated at cost, with depreciation computed primarily on a double-declining basis over the estimated useful life of the asset, generally three to five years. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized. In circumstances where AEM monitors, owned by the Company, have been placed at customers' premises as part of a sales initiative, the equipment cost is capitalized and depreciated on a double-declining basis over five years. Depreciation expense for these assets is included in Cost of Sales.

  Inventory

        Inventory consists primarily of component parts and raw materials, and is valued at the lower of cost (first-in, first-out basis) or market. Reserves for inventory obsolescence are made based upon management's judgement and historical experience. Changes in the Company's operating environment could result in increases to this reserve. Inventory consists of the following:

	June 30, 2002	March 31, 2002
Raw materials	$565,298	$633,358
Finished goods	292,500	283,426

	857,798	916,784
Less-Reserve for obsolescence	(60,000)	(60,000)

	$797,798	$856,784

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

  Income Taxes

        The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. SFAS No. 109 requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized.

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

  Comprehensive Loss

        The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income or loss and its components in a full set of general-purpose financial statements. Comprehensive loss is the same as net loss for all periods presented.

  Basic and Diluted Loss per Common Share

        Net loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). Under the provisions of SFAS No. 128, basic net loss per common share is computed by dividing net loss for the period by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. As a result of the Company's net losses, all potentially dilutive securities would be anti-dilutive and are excluded from the computation of diluted loss per share, and there are no differences between basic and diluted per share amounts for all years presented. Options to purchase 851,150 and 860,400 shares of common stock at June 30, 2002 and June 30, 2001, respectively, were excluded from dilutive stock options calculations for June 30, 2002 and June 30, 2001, as their inclusions would be antidilutive.

  Recently Issued Accounting Standards

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 establishes a single accounting model for long- lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on April 1, 2002, and the adoption did not have a material impact on the Company's financial position or results of operations.

(3) COMMITMENTS AND CONTINGENCIES

        The Company currently leases and subleases its facilities under noncancelable lease agreements through October 31, 2004. The minimum future lease payments are $106,274 for fiscal year ended March 31, 2003, $111,572 for fiscal year ended March 31, 2004 and $66,955 for fiscal year ended March 31, 2005.

        The Company is subject to regulation by the United States Food and Drug Administration ("FDA"). The FDA provides regulations governing the manufacture and sale of the Company's products and regularly inspects the Company and other manufacturers to determine their compliance with these regulations. As of June 30, 2002 the Company believes it was in substantial compliance with all known regulations. The Company was last inspected in November 1998 and has not, at June 30, 2002, been notified of any deficiencies from that inspection. FDA inspections are conducted approximately every two years or on a more frequent basis at the discretion of the FDA.

        The results of operations for the quarter ended June 30, 2002 should not be taken as an indication of the results of operations for all or any part of the balance of the year.

        The accounts receivable balance at June 30, 2002 of $686,064 included $23,956 (3%) from international customers.

(4) MANAGEMENT'S REPRESENTATIONS

        The condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in the Company's Annual Report to the Securities and Exchange Commission for the fiscal year ended March 31, 2002, filed on Form 10-KSB on June 12, 2002.

        The accompanying condensed interim financial statements have been prepared, in all material respects, in conformity with the standards of accounting measurements set forth in Accounting Principles Board Opinion No. 28 and reflect, in the opinion of management, all adjustments, necessary to summarize fairly the financial position and results of operations for such periods in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. The results of operations for the most recent interim period are not necessarily indicative of the results to be expected for the full year.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  General

        Encision Inc. ("Company"), has developed and launched innovative technology that is emerging as a standard of care in minimally-invasive surgery (MIS). The Company believes its patented AEM® technology is changing the marketplace for electrosurgical devices and laparoscopic instruments by providing a solution to a well-documented patient safety risk in laparoscopic surgery.

        During laparoscopic surgical procedures, the surgeon operates from outside the patient's body, introducing cameras and instruments through small access ports to perform the surgical intervention. MIS has proven to greatly enhance the patient's post-operative course of recovery and is now the preferred surgical approach in over 50% of abdominal surgeries. Over 2.5 million laparoscopic procedures are performed annually in the U.S. and reports estimate that 85% of surgeons utilize electrosurgical instruments in these procedures. The Company manufactures and markets patented electrosurgical instruments that provide greater safety and efficacy to patients who undergo minimally invasive surgery.

        Stray electrosurgical current has been shown to cause unintended and unseen burn injury to the patient, which may result in prolonged hospitalization or death. This well-documented patient safety risk can be addressed with the Company's AEM Laparoscopic Instruments. Management believes that Encision's patented AEM instruments offer surgeons significant advantages compared to conventional electrosurgical instruments because of their ability to continually and dynamically monitor for stray electrical energy during MIS procedures. With the AEM System, surgeons are able to perform a broad range of electrosurgical procedures more safely and efficaciously than is possible using conventional laparoscopic instruments. The Company has obtained patent protection for its products' core "shielding and monitoring' technology built into the AEM instrument product line.

        The Company has focused its marketing strategies on expanding the market awareness of the AEM technology and its broad independent endorsements, and has continued efforts to expand the AEM product line. With the broad array of AEM instruments now available from the Company, the surgeon has a wide choice of instrument options and does not have to change surgical technique. This coincides with the continued expansion of independent endorsements for AEM technology. New recommendations from the malpractice insurance and medicolegal communities complement the broad clinical endorsements AEM technology has garnered over the past few years.

        Adding further credibility to the benefits of Encision's AEM technology is the Company's recent supplier agreements with Novation and Premier, two of the largest Group Purchasing Organizations (GPO) in the United States. Together, Novation and Premier represent over 3,000 hospitals and over 50% of all surgery in the U.S. Management believes that the launch of these GPO supplier agreements gives further indication that AEM technology is gaining broader acceptance in the market. Management believes that having the nation's leading medical purchasing group recognize the value of the Company's technology reflects the potential impact that AEM instruments products can have in the market and in advancing patient safety in surgery nationwide. These agreements do not involve purchase commitments but the Company expects these relationships to expand the market visibility of AEM technology and smooth the procurement and conversion process for new hospital customers. The Company anticipates it may begin realizing some benefits from these agreements starting in FY 2003.

        When a hospital converts to AEM technology it provides recurring revenue from sales of replacement instruments. There is a strong retention rate of customers who have converted to AEM technology. Management believes this indicates strong customer satisfaction and is further supported by the fact that there is no directly competing technology to supplant AEM products once the hospital has converted. The replacement market of reusable and disposable AEM products in converted hospitals represents over 65% of Encision's revenue and this revenue stream is expected to grow as the base of newly converted hospitals continues to grow.

        The Company has incurred losses since its inception and has an accumulated deficit of $15,566,329 at June 30, 2002. Operations have been financed primarily through issuance of equity. The Company's liquidity has substantially diminished because of such continuing operating losses and the Company may be required to seek additional capital to continue operations.

        During the three months ended June 30, 2002, the Company generated $62,887 in cash from its operations, used $77,761 for investments in patents and equipment and received $3,950 from the exercise of stock options. As of June 30, 2002, the Company had $490,064 in cash and cash equivalents available to fund future operations.

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

        As the Company evolved, it was clear that its active electrode monitoring technology needed to be integrated into the standard laparoscopic instrument design. As the development program proceeded, it also became apparent that the merging of electrical and mechanical engineering skills in the instrument development process for the Company's patented, integrated electrosurgical instruments was more complex than expected. As a result, instruments with integrated AEM technology were not completed for several years. It was not until 2000 that a sufficiently broad AEM instrument line was introduced to provide hospital operating rooms with a Standard of Care—AEM Instruments for all of their electrified monopolar instrumentation in laparoscopic surgery. Prior to offering the full range of laparoscopic instrumentation, it was difficult for hospitals to commit to the AEM solution, as there were not adequate comparable surgical instrument options to match what the surgeon demanded.

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

  Outlook

        Statements contained in this section and the section below on Outlook, and other portions of this document discussing future plans, goals and expectations, are not historical facts, including statements about the Company's strategies and expectations about new and existing products and market demand and acceptance of new and existing products, technologies and opportunities, market and industry segment growth, future revenues, margins or profits, and return on investments in products and markets. These statements are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward looking statements. All forward looking statements are based on information available to the Company on the date of this document, and the Company assumes no obligation to update such forward looking statements. Readers of this Form 10-QSB are strongly encouraged to review the section entitled "Factors Which May Affect Future Performance" which discusses factors that may materially affect the financial and other performance and condition of the Company and the price of the Company's stock. We undertake no duty to update any of the forward looking statements after the date of this Form 10-QSB to conform them to actual results or to changes in our expectations.

        Installed Base of AEM Monitoring Equipment:    The Company believes that the installed base of AEM monitors has the potential for increasing as the inherent risks associated with monopolar laparoscopic surgery become more widely acknowledged and as the network of independent sales representatives becomes more adept at selling the AEM system to our customers. The Company strategy of placing consignment AEM monitors at no-charge into the customer site may facilitate an accelerated conversion to AEM instruments. The Company expects that the repetitive sales of electrosurgical instruments and accessories should increase as additional AEM monitors are installed. The Company believes that the measures taken to improve the quality of sales representatives carrying the AEM product line, along with increased marketing efforts and the introduction of new products, may provide the basis for increased revenues and may ultimately lead to profitable operations. However these measures, or any others that the Company may adopt, may not result in either increased revenues or profitable operations.

        Possibility of Continued Operating Losses:    The Company has incurred losses from operations since inception and has an accumulated deficit of $15,566,329 as of June 30, 2002. The Company has made significant strides toward improving its operating results and management believes the Company is close to cash-flow break-even from an operating perspective. However, due to the ongoing need to develop, optimize and train the sales distribution network and the need to increase revenues to a level adequate to cover fixed and variable operating costs, the Company believes that it may operate at a net loss for several quarters. Nonetheless, the Company believes, based upon its current operating plan, that its current cash on hand and other capital available to it currently, will be sufficient to fund operations through at least June 30, 2003.

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

        Gross Profit and Gross Margins:    Gross profit and gross margin can be expected to fluctuate from quarter to quarter, as a result of product sales mix and sales volume. Gross margins on products manufactured or assembled by the Company are expected to be higher at higher levels of production and sales. Gross margins may be higher in the future as the costs for AEM monitors will be capitalized and depreciated over five years.

        Sales and Marketing Expenses:    The Company believes that, while continuing to expand its domestic and international distribution capability, the sales and marketing expenses may decrease as a percentage of net revenue with increasing sales volume.

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

3.
The Company may need additional funding to support its operations. The Company was formed in 1991 and has incurred losses in excess of $15.5 million since that date. The Company has primarily financed research, development, and operational activities with sales of its common stock. At June 30, 2002, the Company had $490,064 in cash available to fund future operations. The Company believes that if sales do not increase with a corresponding decrease in net loss by the end of fiscal year 2003, the Company's current assets could be diminished, which could result in a material adverse effect on the Company and its results of operations. The Company may also find itself at a competitive disadvantage due to its constrained liquidity.

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

13.
The Company depends on revenue from some major customers: The Company depends on revenue which is generated from the hospital's ongoing usage of the AEM surgical instruments. In FY 2002, the Company generated revenue from over 200 hospitals that have converted to AEM products, but no hospital customer contributed more than 3% to the total revenues. The Company utilizes a few stocking distributors, which sell AEM products to multiple hospital customers. In FY 2002, the Company recorded revenue of $670,072 (14%) and $564,225 (12%) from two of these distributors. While it is infrequent that a hospital customer stops using AEM instruments after they convert, a loss of ongoing revenue from a hospital customer could have a material adverse effect on the Company's revenues and cash flows.

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

Results of Operations

For the three months ended June 30, 2002 compared to the three months ended June 30, 2001.

        Net revenues.    Revenues for the quarter ended June 30, 2002, were $1,342,392, compared to $1,026,920 for the quarter ended June 30, 2001, an increase of 31%. The increase is attributable to the Company continuing to improve its sales and marketing efforts, which has resulted in the successful conversion of new hospitals utilizing AEM technology. The increasing number of newly converted hospitals to AEM technology is also attributed to the recent supplier agreement with Novation and our strategic plan to accelerate market share gains through promotional programs of placing consigned AEM Monitors at no-charge into hospitals committing to standardizing on AEM instruments. When a hospital converts to AEM technology the Company earns revenue from replacement instrument purchases, which only the Company can provide.

        Gross Profit.    The gross profit for the quarter ended June 30, 2002 of $829,332 increased by 50% from the quarter ended June 30, 2001 gross profit of $553,550. Gross profit as a percentage of revenue (gross margin) increased from 54% for the quarter ended June 30, 2001 to 62% in the quarter ended June 30, 2002. The increase in gross margin was primarily the result of increased unit sales, resulting in increased utilization of fixed manufacturing overhead. A minor impact was realized from a change in the revenue mix (slightly reduced sales to stocking distributors which purchase product at a discount) which contributed to an approximate two-point gain in gross margin percent.

        Sales and marketing expenses.    Sales and marketing expenses of $561,040 for the quarter ended June 30, 2002 increased by 48% compared to $379,619 for the quarter ended June 30, 2001. The increase was a result of increased sales commissions on increasing revenue, increased marketing expenditures in launching a new supplier agreement with a group purchasing organization and expenses related to activities at a major trade show.

        General and administrative expenses.    General and administrative expenses of $232,301 for the quarter ended June 30, 2002 increased by 43% compared to $162,357 for the quarter ended June 30, 2001. This increase is the result of higher compensation, as well as increased expenses in software/hardware, investor relations and insurance during the quarter.

        Research and development expenses.    Research and development expenses of $124,778 for the quarter ended June 30, 2002 increased by 43% compared to $87,340 for the quarter ended June 30, 2001. The increase is a result of added headcount and the costs associated with an initiative to address design and manufacturing improvements with one product line.

Liquidity and Capital Resources

        The Company has historically satisfied its cash requirements principally through sales of Common Stock which approximated $17.3 million through June 30, 2002, and, to a substantially lesser degree, funds provided by sales of the Company's products. Historically, these funds have been used for working capital and general corporate purposes including research and development. The Company may use working capital to build inventories, to ensure that orders can be filled in a timely manner, to support the sales efforts of the Company's sales force and to accommodate anticipated growth. The remaining net proceeds from the Company's initial public offering are currently invested primarily in money market instruments and government securities.

        Capital expenditures historically have been relatively minor, and have consisted of specialized equipment, manufacturing equipment, office equipment and leasehold improvements. The Company anticipates that its capital requirements will remain relatively minor.

        During fiscal year 2001 and continuing through June 30, 2002, the Company instituted a cost containment program for its operations. With increased sales in fiscal year 2003, the Company is expecting an increase in the gross profit that will ultimately reduce the overall net loss incurred from operations and slow the consumption of the Company's cash resources. Competitive disadvantages might occur as a result of the Company's current liquidity situation.

        For the three months ended June 30, 2002, the Company generated $62,887 in cash from its operations, used $77,761 for investments in patents and equipment and received $3,950 from the exercise of stock options. The investment in equipment ($73,813) is primarily due to the capitalization of AEM monitors placed in hospitals under various promotional programs. Placing no-charge AEM monitors into hospitals to facilitate their usage of AEM instruments is a sales initiative to accelerate new hospital conversions to AEM instruments. Under these promotional programs the Company maintains ownership of the AEM monitor and the cost is capitalized and depreciated as a cost of sales over projected life of the asset.

        As of June 30, 2002, the Company had $490,064 in cash and cash equivalents available to fund future operations. Working capital was $1,471,267 at June 30, 2002 compared to $1,604,008 at March 31, 2002.

Outlook

        During fiscal year 2002 and continuing into fiscal year 2003, the Company made significant strides toward achieving profitable operations. The Company implemented an aggressive marketing and sales plan and these efforts are expected to result in continued sales revenue increases for fiscal year 2003. Revenue increases combined with controlled operating expenses and increased gross profit margins will ultimately reduce the overall net loss incurred from operations and conserve the Company's cash resources. While the Company has budgets to guide its operating decisions, the Company can not predict with certainty the expected revenues, gross profit margin, net loss and usage of cash and cash equivalents for fiscal year 2003.

        The fiscal year 2003 budget anticipates the achievement of positive cash flow from operations and a 25-50% growth in sales revenue. This forecast assumes that the Company's gross profit margin will be approximately 60%.

        While there is no guarantee that the Company will be able to meet the operational and financial requirements of the proposed fiscal year 2003 budget and limit the use of cash and cash equivalents, the Company's operating plan and execution thereof is focused on growing revenue, increasing margin and conserving cash. The Company can not predict with certainty the expected revenues, gross profit margin, net loss and usage of cash and cash equivalents for fiscal year 2003. Nonetheless, the Company believes that its cash resources will be sufficient to fund its operations for at least the next twelve months under its current operating plan. If the Company is unable to manage the business operations in line with the budget expectations, it could have a material adverse effect on the Company's business viability, financial position, results of operations and cash flows. Further, if the Company is not successful in becoming cash flow break-even, additional capital resources will be required to maintain ongoing operations.

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

        In February 2000, the Company appointed James A. Bowman as President & CEO and implemented strategic operational changes across all of the Company's operations. To lay a foundation for future growth within the constraints of the Company's financial resources the Company focused on: expansion of its product line, expansion of independent endorsements of the Company's technology and improved performance of the field sales network. Progress in these critical areas has resulted in record revenues and gross profits.

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

        The Company believes the unique performance of the AEM technology and its breadth of clinical endorsements provides an opportunity for continued market growth. Management believes that the market visibility and awareness of the AEM technology and its independent surgical endorsements is continually improving and that this will benefit the sales efforts in FY 2003.

        Management believes that the Company enters FY 2003 having achieved improvements in expense controls, sales infrastructure, product line expansion and the clinical credibility of its technology. Management's focus and commitment in FY 2003 is to maintain expense controls while optimizing sales execution in the field, developing widespread market awareness of the AEM technology and maximizing the number of new hospital conversions to AEM instruments.

        The Company's common stock is traded on the Over The Counter Bulletin Board (OTCBB: ECSN).

Income Taxes

        Net operating loss carryforwards totaling approximately $15.6 million are available to reduce taxable income as of June 30, 2002. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the year 2011. The Company has not paid income taxes since its inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year, if certain events occur, including changes in ownership interests. The Company has established a valuation allowance for the entire amount of its deferred tax asset since inception due to its history of operating losses.

Contractual Obligations

        At March 31, 2002, the Company's commitments under these obligations were as follows:

Operating Leases
Year ended March 31,
2003	$106,234
2004	111,572
2005	66,955
2006	—
2007	—

$284,801

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

        The Company is depreciating AEM monitors that have been placed at customer premises over their estimated lives using accelerated depreciation methods. Should the Company's estimated useful lives prove too long, or the estimate of salvage value prove too high, impairment charges would be recorded at that time, which could negatively impact the Company's gross profits.

        The Company reduces inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

PART II. OTHER INFORMATION

        ITEM 1    Not Applicable

        ITEM 2    Not Applicable

        ITEM 3    Not Applicable

        ITEM 4    Not Applicable

        ITEM 5    Not Applicable

        ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

  99.2
  Certification of Periodic Reports pursuant to Sarbanes-Oxley Act of 2002

  (b)
  .  Reports on Form 8-K

              1.    Form 8-K dated and filed August 12, 2002 announcing the dismissal of Arthur Andersen, LLP as the Company's independent public accountants, and the engagement of KPMG LLP as the Company's independent public accountants.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Encision has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Title	Date
/s/ MARCIA MCHAFFIE Marcia McHaffie	Controller (Principal Accounting Officer)	August 14, 2002