Form 10QSB
period 2002-09-30
ENCISION INC
filed 2002-11-14
CIK 930775

Use these links to rapidly review the document
INDEX

U. S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2002
For the transition period from to

Commission file number 0-28604

ENCISION INC.
(Exact name of small business issuer as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-1162056 (IRS Employer Identification No.)
4828 Sterling Drive, Boulder, Colorado (Address of principal executive offices)	80301 (zip code)
(303)444-2600 (Registrant's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, No par value Class	5,422,532 Shares (outstanding at October 31, 2002)

Transitional Small Business Disclosure Format

Yes    ☐    No    ☒

ENCISION INC.

FORM 10-QSB

For the Quarter Ended September 30, 2002

PART I    FINANCIAL INFORMATION

ITEM 1—Condensed Interim Financial Statements

ENCISION INC.

CONDENSED BALANCE SHEETS

(Unaudited)

ASSETS	September 30, 2002	March 31, 2002
CURRENT ASSETS:
Cash and cash equivalents	$597,725	$500,988
Accounts receivable, net of allowance for doubtful accounts of $28,000 and $16,000, respectively	842,461	824,459
Inventory, net of reserve for obsolescence of $68,000 and $60,000, respectively	797,818	856,784
Prepaid expenses	85,381	62,535

Total current assets	2,323,385	2,244,766

EQUIPMENT, at cost:
Furniture, fixtures and equipment	957,067	780,278
Less—Accumulated depreciation	(790,698)	(755,636)

Equipment, net	166,369	24,642

PATENTS, net of accumulated amortization of $42,770 and $34,147, respectively	133,418	131,065
OTHER ASSETS	12,972	12,972

Total assets	$2,636,144	$2,413,445

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$469,502	$273,933
Accrued compensation	89,796	143,586
Other accrued liabilities	283,590	223,239

Total current liabilities	842,888	640,758

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized, 5,422,532 and 5,414,532 shares outstanding, respectively	17,264,315	17,248,365
Accumulated deficit	(15,471,059)	(15,475,678)

Total shareholders' equity	1,793,256	1,772,687

Total liabilities and shareholders' equity	$2,636,144	$2,413,445

The accompanying notes are an integral part of these condensed financial statements.

ENCISION INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,
	2002	2001
REVENUE, NET	$1,753,873	$1,224,525
COST OF SALES	685,796	486,516

Gross profit	1,068,077	738,009

OPERATING EXPENSES:
Sales and marketing	622,075	387,872
General and administrative	241,290	230,467
Research and development	115,089	90,113

Total operating expenses	978,454	708,452

INCOME FROM OPERATIONS	89,623	29,557
OTHER INCOME:
Interest income	1,157	6,111
Other income (expense), net	4,490	(1,915)

NET INCOME	$95,270	$33,753

NET INCOME PER SHARE (Note 2):
Basic net income per common share	$0.02	$0.01

Diluted net income per common share	$0.02	$0.01

Weighted average shares used in computing basic net income per common share	5,422,532	5,402,307

Weighted average shares used in computing diluted net income per common share	5,871,989	5,875,751

The accompanying notes are an integral part of these condensed financial statements.

ENCISION INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ended September 30,
	2002	2001
REVENUE, NET	$3,096,265	$2,251,445
COST OF SALES	1,198,856	959,885

Gross profit	1,897,409	1,291,560

OPERATING EXPENSES:
Sales and marketing	1,183,115	767,491
General and administrative	473,590	392,824
Research and development	239,868	177,453

Total operating expenses	1,896,573	1,337,768

INCOME (LOSS) FROM OPERATIONS	836	(46,208)
OTHER INCOME:
Interest income	2,213	13,646
Other income (expense), net	1,570	(2,147)

NET INCOME (LOSS)	$4,619	$(34,709)

NET INCOME (LOSS) PER SHARE (Note 2):
Basic net income (loss) per common share	$0.00	$(0.01)

Diluted net income (loss) per common share	$0.00	$(0.01)

Weighted average shares used in computing basic net income (loss) per common share	5,421,527	5,402,095

Weighted average shares used in computing diluted net income (loss) per common share	5,910,638	5,402,095

The accompanying notes are an integral part of these condensed financial statements.

ENCISION INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,619	$(34,709)
Adjustments to reconcile net income (loss) to net cash provided by operating activities—
Depreciation and amortization	43,685	40,261
Provision for bad debts	12,000	9,000
Inventory reserves	8,000	5,000
Non-cash compensation charge	12,000	—
Changes in operating assets and liabilities—
Accounts receivable	(30,002)	(73,400)
Inventory	50,966	(172,565)
Other assets	(22,846)	3,906
Accounts payable	195,569	235,047
Accrued compensation and other accrued liabilities	6,561	37,351

Net cash provided by operating activities	280,552	49,891

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment	(176,789)	—
Patent costs	(10,976)	(9,915)

Net cash used in investing activities	(187,765)	(9,915)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	3,950	2,175

Net cash provided by financing activities	3,950	2,175

NET INCREASE IN CASH AND CASH EQUIVALENTS	96,737	42,151
CASH AND CASH EQUIVALENTS, beginning of period	500,988	791,415

CASH AND CASH EQUIVALENTS, end of period	$597,725	$833,566

The accompanying notes are an integral part of these financial statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

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

        The Company has incurred annual losses since its inception and has an accumulated deficit of $15,471,059 at September 30, 2002. Operations have been financed primarily through issuance of common stock. The Company's liquidity has substantially diminished because of such continuing operating losses and the Company may be required to seek additional capital to continue operations.

        During fiscal year 2002 (ending on March 31, 2002) and continuing through September 30, 2002, the Company continued to execute a strategy designed to achieve profitable operations. The Company implemented strategic marketing and sales plans to expand the use of the Company's products in surgically-active hospitals in the United States. Management expects these efforts to result in continued sales revenue increases for fiscal year 2003 which, combined with controlled operating expenses and consistent gross profit margins, are expected ultimately lead to profitable operations and conserve the Company's cash resources.

        Although there can be no guarantee, based upon its current operating plan, the Company believes that its cash and working capital resources will be sufficient to fund its operations in fiscal year 2003 and through September 30, 2003. If the Company is unable to manage the business operations in line with the budget expectations, it could have a material adverse effect on the Company's business viability, financial position, results of operations and cash flows. If the Company is not successful during fiscal year 2003 in becoming cash flow break-even, additional capital resources may be required to maintain ongoing operations.

        (2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Use of Estimates in the Preparation of Financial Statements

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant estimates made by the Company include the allowance for uncollectable accounts receivable, the allowance for excess and/or obsolete inventory, the valuation allowance on deferred tax assets, warranty costs and the useful lives of long-lived assets.

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

  Inventory

        Inventory consists primarily of component parts and raw materials, and is valued at the lower of cost (first-in, first-out basis) or market. Reserves for inventory obsolescence are made based upon management's judgement and historical experience. Changes in the Company's operating environment could result in increases to this reserve. Inventory consists of the following:

	September 30, 2002	March 31, 2002
Raw materials and subassembles	$613,144	$633,358
Finished goods	252,674	283,426

	865,818	916,784
Less—Reserve for obsolescence	(68,000)	(60,000)

	$797,818	$856,784

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

  Revenue Recognition

        Revenue from product sales is recorded when the Company ships the product and the earnings process is complete. The Company recognizes revenue from sales to stocking distributors when there is no right of return, other than under normal warranty provisions. The Company's shipping policy is FOB Shipping Point.

  Stock-Based Compensation

        The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), and applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations in accounting for stock options granted to employees.

  Comprehensive Income (Loss)

        The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income or loss and its components in a full set of general-purpose financial statements. Comprehensive income (loss) is the same as net income (loss) for all periods presented.

  Basic and Diluted Income (Loss) per Common Share

        Net income or loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS 128"). Under the provisions of SFAS 128, basic net income or loss per share is computed by dividing net income or loss for the period by the weighted average number of common shares outstanding for the period. Diluted net income or loss per share is computed by dividing the net income or loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. As a result of the Company's net loss for the six month period ended September 30, 2001, all potentially dilutive securities would be anti-dilutive and thus, are excluded from diluted earnings per share.

        For all periods presented, the Company had outstanding stock options that could create future dilution to the Company's common shareholders and are not currently classified as outstanding common shares of the Company. The following table details such options and the common stock equivalent for each. The common stock equivalent amount is based on specific conversion pursuant to the corresponding terms of the options, and is determined using the treasury stock method. Potential stock issuances excluded from earning per share because their effect was anti-dilutive are as follows:

	Three Months Ended 9/30/02	Six Months Ended 9/30/02	Three Months Ended 9/30/01	Six Months Ended 9/30/01
Options	48,200	44,675	97,200	820,400

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

        (3)    COMMITMENTS AND CONTINGENCIES

        The Company currently leases its facilities under noncancelable lease agreements through October 31, 2004. The minimum future lease payments are $54,211 for fiscal year ended March 31, 2003, $111,572 for fiscal year ended March 31, 2004 and $66,955 for fiscal year ended March 31, 2005.

        The Company is subject to regulation by the United States Food and Drug Administration ("FDA"). The FDA provides regulations governing the manufacture and sale of the Company's products and regularly inspects the Company and other manufacturers to determine their compliance with these regulations. As of September 30, 2002 the Company believes it was in substantial compliance with all known regulations. The Company was last inspected in November 1998 and has not, at September 30, 2002, been notified of any deficiencies from that inspection. FDA inspections are conducted approximately every two years or on a more frequent basis at the discretion of the FDA.

        The results of operations for the quarter ended September 30, 2002 should not be taken as an indication of the results of operations for all or any part of the balance of the year.

        The accounts receivable balance at September 30, 2002 of $842,461 included $13,916 (2%) from international customers.

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

        The accompanying condensed interim financial statements have been prepared, in all material respects, in conformity with the standards of accounting measurements set forth in Accounting Principles Board Opinion No. 28 and reflect, in the opinion of management, all adjustments necessary to summarize fairly the financial position and results of operations for such periods in accordance with accounting principles generally accepted in the United States of America. All adjustments are of a normal recurring nature. The results of operations for the most recent interim period are not necessarily indicative of the results to be expected for the full year.

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

        Stray electrosurgical current has been shown to cause unintended and unseen burn injury to the patient, which may result in prolonged hospitalization or death. This well-documented patient safety risk can be addressed with the Company's AEM Laparoscopic Instruments. Management believes that Encision's patented AEM instruments offer surgeons significant advantages compared to conventional electrosurgical instruments because of their ability to continually and dynamically monitor for stray electrical energy during MIS procedures. With the AEM System, surgeons are able to perform a broad range of electrosurgical procedures more safely and efficaciously than is possible using conventional laparoscopic instruments. The Company has obtained patent protection for its products' core 'shielding and monitoring' technology built into the AEM instrument product line.

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

        Adding further credibility to the benefits of Encision's AEM technology is the Company's recent supplier agreements with Novation and Premier, two of the largest Group Purchasing Organizations (GPO) in the United States. Together, Novation and Premier represent over 3,000 hospitals and over 50% of all surgery in the U.S. Management believes that the launch of these GPO supplier agreements gives further indication that AEM technology is gaining broader acceptance in the market. Management believes that having the nation's leading medical purchasing groups recognize the value of the Company's technology reflects the potential impact that AEM instruments products can have in the market and in advancing patient safety in surgery nationwide. These agreements do not involve purchase commitments but the Company expects these relationships to expand the market visibility of AEM technology and smooth the procurement and conversion process for new hospital customers.

        When a hospital converts to AEM technology it provides recurring revenue to the Company from sales of replacement instruments. There is a strong retention rate of customers who have converted to AEM technology. Management believes this indicates strong customer satisfaction and is further supported by the fact that there is no directly competing technology to supplant AEM products once the hospital has converted. The replacement market of reusable and disposable AEM products in converted hospitals represents over 65% of Encision's revenue and this revenue stream is expected to grow as the base of newly converted hospitals continues to grow.

        The Company has incurred annual losses since its inception and has an accumulated deficit of $15,471,059 at September 30, 2002. Operations have been financed primarily through issuance of equity. The Company's liquidity has substantially diminished because of such continuing operating losses and the Company may be required to seek additional capital to continue operations.

        During the six months ended September 30, 2002, the Company generated $280,552 in cash from its operations, used $187,765 for investments in patents and equipment (primarily capital equipment owned by the Company at customer locations) and received $3,950 from the exercise of stock options. As of September 30, 2002, the Company had $597,725 in cash and cash equivalents available to fund future operations, an increase of $96,737 from March 31, 2002. The Company's working capital is $1,480,497 at September 30, 2002.

  Historical Perspective

        The Company was organized in 1991 and in subsequent years developed the AEM monitoring system and protective sheaths to adapt to conventional electrosurgical instruments. During this period, the Company conducted product trials and applied for patents with the United States Patent Office and with the International patent agencies. Patents were issued in 1994, 1997, 1998 and 2002.

        As the Company evolved, it became clear that its active electrode monitoring technology needed to be integrated into the standard laparoscopic instrument design. As the development program proceeded, it also became apparent that the merging of electrical and mechanical engineering skills in the instrument development process for the Company's patented, integrated electrosurgical instruments was more complex than expected. As a result, instruments with integrated AEM technology were not completed for several years. It was not until 2000 that a sufficiently broad AEM instrument line was introduced to provide hospital operating rooms with a Standard of Care—AEM Instruments for all of their electrified monopolar instrumentation in laparoscopic surgery. Prior to offering the full range of laparoscopic instrumentation, it was difficult for hospitals to commit to the AEM solution, as there were not adequate comparable surgical instrument options to match what the surgeon demanded.

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

        Installed Base of AEM Monitoring Equipment:    The Company believes that the installed base of AEM monitors has the potential for increasing as the inherent risks associated with monopolar laparoscopic surgery become more widely acknowledged and as the network of independent sales representatives becomes more adept at selling the AEM system to our customers. The Company strategy of placing Company-owned AEM monitors at no-charge into the customer site may facilitate an accelerated conversion to AEM instruments. The Company has converted over 200 hospitals to AEM instruments and expects that the repetitive sales of electrosurgical instruments and accessories should increase as additional AEM monitors are installed. The Company believes that the measures taken to improve the quality of sales representatives carrying the AEM product line, along with increased marketing efforts and the introduction of new products, may provide the basis for increased revenues and may ultimately lead to sustained profitable operations. However, these measures, or any others that the Company may adopt, may not result in either increased revenues or sustained profitable operations.

        Possibility of Continued Operating Losses:    The Company has incurred annual losses from operations since inception and has an accumulated deficit of $15,471,059 as of September 30, 2002. The Company has made significant strides toward improving its operating results and year to date is cash-flow positive from an operating perspective. The Company has generated a profit year to date in FY 2003, however, due to the ongoing need to develop, optimize and train the sales distribution network and the need to increase revenues to a level adequate to cover fixed and variable operating costs, the Company believes it is possible that it may operate at a net loss from time to time. Nonetheless, the Company believes, based upon its current operating plan, that its current cash on hand and other capital available to it currently, will be sufficient to fund operations through at least September 30, 2003.

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

        Gross Profit and Gross Margins:    Gross profit and gross margin can be expected to fluctuate from quarter to quarter, as a result of product sales mix and sales volume. Gross margins on products manufactured or assembled by the Company are expected to be higher at higher levels of production and sales. Gross margins may be affected in the future as the costs for AEM monitors are being capitalized and depreciated over five years.

        Sales and Marketing Expenses:    The Company believes that, while continuing to expand its domestic and international distribution capability, the sales and marketing expenses may decrease as a percentage of net revenue with increasing sales volume.

        Research and Development Expenses:    Research and development expenses are expected to increase modestly to support the Company's development of new AEM products, further expanding the instrument options for the surgeon. New additions to the AEM product line are planned during fiscal year 2003. Fifteen new AEM instruments have been introduced to the market since March 31, 2002.

Factors Which May Affect Future Performance:

Among the factors that could cause future results to be materially different from expectations are:

        1.    Our products may not be accepted by the market.    The success of our products and our financial condition depends on the acceptance of AEM products by the medical community in commercially viable quantities during fiscal year 2003 and beyond. We cannot predict how quickly or how broadly AEM products will be accepted by the medical community. We need to continue to educate the marketplace about the potential hazards involved in the use of conventional electrosurgical products during minimally-invasive surgical procedures and the expected benefits associated with the use of AEM products. If we are unsuccessful in educating the marketplace about our technology and the hazards of conventional instruments, we will not create sufficient demand by hospitals and surgeons for AEM products and our financial condition, results of operations and cash flows could be adversely affected.

        2.    We need to develop and train our network of independent sales representatives and expand our international distribution efforts in order to be successful.    Our attempts to develop and train a network of independent sales representatives in the U.S. and to expand our international distribution efforts may take longer than expected and may result in considerable amounts of retraining effort as the independent sales organizations change their product lines and personnel. We may not be able to obtain full coverage of the U.S. by independent sales representatives as quickly as anticipated. We may also encounter difficulties in developing our international presence due to regulatory issues and our ability to successfully develop international distribution options. Our inability to expand our network of independent sales representatives could adversely affect our financial results.

        3.    We may need additional funding to support our operations.    We were formed in 1991 and have incurred losses of $15.5 million since that date. We have primarily financed research, development, and operational activities with sales of our common stock. At September 30, 2002, we had $597,725 in cash and cash equivalents available to fund future operations. We believe that if sales do not continue to increase during fiscal year 2003, our working capital could be significantly diminished, which could result in a material adverse effect on us and our results of operations. We may also find ourselves at a competitive disadvantage due to our constrained liquidity.

        4.    We may not be able to compete successfully against current manufacturers of conventional ("unshielded, unmonitored") electrosurgical instruments or against competitors who manufacture products that are based on surgical technologies that are alternatives to monopolar electrosurgery.    The electrosurgical products market is intensely competitive. We expect that manufacturers of "unshielded, unmonitored" electrosurgical instruments will resist any loss of market share that might result from the presence of our "shielded and monitored" instruments in the marketplace. We also believe that manufacturers of products that are based upon surgical technologies that are alternatives to monopolar electrosurgery are our competitors. These technologies include bipolar electrosurgery, the harmonic scalpel and lasers. The alternative technologies may gain market share and new competitive technologies may be developed and introduced. Many of our competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources. Many of our competitors also currently have substantial installed customer bases in the medical products market and have significantly greater market recognition. As a result of these factors, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products. It is possible that new competitors or new alliances among competitors may emerge and rapidly acquire significant market share. The competitive pressures we face may materially adversely affect our financial position, results of operations and cash flows, and this may hinder our ability to respond to competitive threats.

        5.    If we do not continually enhance our products and keep pace with rapid technological changes, we may not be able to attract and retain customers.    Our future success and financial performance will depend in part on our ability to meet the increasingly sophisticated needs of customers through the timely development and successful introduction of product upgrades, enhancements and new products. These upgrades, enhancements and new products are subject to significant technical risks. The medical device market is subject to rapid technological change, resulting in frequent new product introductions and enhancements of existing products, as well as the risk of product obsolescence. While we are currently developing new products and enhancing our existing product lines, we may not be successful in completing the development of the new products or enhancements. In addition, we must respond effectively to technological changes by continuing to enhance our existing products to incorporate emerging or evolving standards. We may not be successful in developing and marketing product enhancements or new products that respond to technological changes or evolving industry standards. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of those products, and our new products and product enhancements may not adequately meet the requirements of the marketplace and achieve commercially viable levels of market acceptance. If any potential new products, upgrades, or enhancements are delayed, or if any potential new products, upgrades, or enhancements experience quality problems or do not achieve such market acceptance, or if new products make our existing products obsolete, our financial position, results of operations and cash flows would be materially adversely affected.

        6.    If government regulations change or if we fail to comply with existing and/or new regulations, we might miss market opportunities and have increased costs and limited growth.    The research, manufacturing, marketing and distribution of our products in the United States and other countries is subject to extensive regulation by numerous governmental authorities including, but not limited to, the Food and Drug Administration. Under the Federal Food, Drug and Cosmetic Act, medical devices must receive clearance from the Food and Drug Administration through the Section 510(k) pre-market notification process or through the more lengthy pre-market approval process before they can be sold in the United States. The process of obtaining required regulatory approvals is lengthy and has required the expenditure of substantial resources. There can be no assurance that we will be able to continue to obtain the necessary approvals. As part of our strategy, we also intend to pursue commercialization of our products in international markets. Our products are subject to regulations that vary from country to country. The process of obtaining foreign regulatory approvals in certain countries can be lengthy and require the expenditure of substantial resources. We may not be able to obtain necessary regulatory approvals or clearances on a timely basis or at all, and delays in receipt of or failure to receive such approvals or clearances, or failure to comply with existing or future regulatory requirements would have a material adverse effect on our financial position, results of operations and cash flows.

        7.    If we fail to comply with the extensive regulatory requirements governing the manufacturing of our products, we could be subject to fines, suspensions or withdrawals of regulatory approvals, product recalls, suspension of manufacturing, operating restrictions and/or criminal prosecution.    The manufacturing of our products is subject to extensive regulatory requirements administered by the Food and Drug Administration and other regulatory bodies. Inspection of our manufacturing facilities and processes can be conducted at any time, without prior notice, by the agencies. In addition, future changes in regulations or interpretations made by the Food and Drug Administration or other regulatory bodies, with possible retroactive effect, could adversely affect us. Changes in existing regulations or adoption of new regulations or policies could prevent us from obtaining, or affect the timing of, future regulatory approvals or clearances. We may not be able to obtain necessary regulatory approvals or clearances on a timely basis in the future, or at all. Delays in receipt of, or failure to receive such approvals or clearances, or failure to comply with existing or future regulatory requirements, would have a material adverse effect on our financial position, results of operations and cash flows.

        8.    Our current patents, trade secrets and know-how may not provide a competitive advantage, the pending applications may not result in patents being issued, and our competitors may design around any patents issued to us.    Our success depends, and will continue to depend in part, on our ability to maintain patent protection for our products and processes, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. We have three issued U.S. patents on several technologies embodied in our AEM Monitoring System, AEM Instruments and related accessories and we have applied for additional U.S. patents. In addition, we have four issued foreign patents. The validity and breadth of claims coverage in medical technology patents involve complex legal and factual questions and may be highly uncertain. Also, patents may not protect our proprietary information and know-how or provide adequate remedies for us in the event of unauthorized use or disclosure of such information, and others may be able to develop, independently, such information. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation may be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us, to defend us against claimed infringement of the rights of others or to determine the ownership, scope or validity of our proprietary rights or those of others. Any such claims may require us to incur substantial litigation expenses and to divert substantial time and effort of management personnel and could substantially decrease the amount of capital available for our operations. An adverse determination in litigation involving the proprietary rights of others could subject us to significant liabilities to third parties, could require us to seek licenses from third parties, and could prevent us from manufacturing, selling or using our products. The occurrence of any such actual or threatened litigation or the effect on our business of such litigation may materially adversely affect our financial position, results of operations and cash flows. Additionally, our assessment that a patent is no longer of value could result in a significant charge against our earnings.

        9.    We depend on single source suppliers for certain of the key components and sub-contractors to provide much of our products used in the manufacturing of our products which could have a material adverse effect on our ability to manufacture our products until a new source of supply is located.    Although we believe that there are alternative suppliers, any interruption in the supply of key components could have a material adverse effect on us. A sudden increase in customer demand may create a backorder situation as lead times for some of our critical materials are in excess of 12 weeks. We rely on subcontractors to provide products, either in the form of finished goods or sub-assemblies that we then assemble and test. While these sub-contractors reduce our total cost of manufacturing, they may not be as responsive to increased demand as we would be if we had our manufacturing capacity entirely in-house, which may limit our growth strategy and revenues.

        10.  The potential fluctuation in future quarterly results may cause our stock price to fluctuate.    We expect that our operating results could fluctuate significantly from quarter to quarter in the future and will depend upon a number of factors, many of which are outside our control. These factors include the extent to which our AEM system and related accessories gain market acceptance; our investments in marketing, sales, research and development and administrative personnel necessary to support our anticipated growth; our ability to expand our market share; actions of competitors and general economic conditions. The market value of our stock has dramatically fluctuated in the past and is likely to fluctuate in the future. Any deviation could have an immediate and significant negative impact on the market price of our stock.

        11.  Our common stock trading is thin and volatile and the buying or selling actions of a few shareholders may adversely effect our stock price.    We have a public float of 2,458,369 shares or 45% of the outstanding common stock. The average number of shares traded in any given day over the past year has been relatively small compared to the public float. Thus, the actions of a few shareholders either buying or selling shares of our common stock may adversely affect the price of the shares. Historically, the over-the-counter markets for securities such as our common stock have experienced extreme price and volume fluctuations that do not necessarily relate to operating performance.

        12.  Our insurance coverage for product liability claims is up to $5,000,000.    We face an inherent business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in adverse effects to a patient. We maintain a general liability insurance policy up to the amount of $5,000,000 that includes coverage for product liability claims. Liability claims may be excluded from the policy, may exceed the coverage limits of the policy, or the insurance may not continue to be available on commercially reasonable terms or at all. Consequently, a product liability claim or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on our financial position, results of operations and cash flows.

        13.  We depend on revenue from some major customers:    We depend on revenue that is generated from the hospital's ongoing usage of the AEM surgical instruments. In FY 2002, we generated revenue from over 200 hospitals that have converted to AEM products, but no hospital customer contributed more than 3% to the total revenues. We utilize a few stocking distributors, which sell AEM products to multiple hospital customers. In FY 2002, we recorded revenue of $670,072 (14%) and $564,225 (12%) from two of these distributors. While it is infrequent that a hospital customer stops using AEM instruments after they convert, a loss of ongoing revenue from a hospital customer could have a material adverse effect on our revenues and cash flows.

        14.  We depend on certain key personnel.    We are highly dependent on a limited number of key management personnel, particularly our President & Chief Executive Officer, James A. Bowman. Our loss of key personnel to death, disability or termination, or our inability to hire and retain qualified personnel, could have a material adverse effect on our financial position, results of operations and cash flows.

  Results of Operations

        For the three months ended September 30, 2002 compared to the three months ended September 30, 2001.

        Net revenues.    Revenues for the quarter ended September 30, 2002, were $1,753,873, compared to $1,224,525 for the quarter ended September 30, 2001, an increase of 43%. The increase is attributable to our continuing to improve our sales and marketing efforts, which has resulted in the successful conversion of new hospitals utilizing AEM technology. The increasing number of newly converted hospitals to AEM technology is also attributed to the recent supplier agreement with Novation and our strategic plan to accelerate market share gains through promotional programs of placing Company-owned AEM Monitors at no-charge into hospitals committing to standardize on AEM instruments. When a hospital converts to AEM technology the Company earns revenue from replacement instrument purchases, which only the Company can provide. The Company converted forty-two new hospitals to AEM technology in the three months ended September 30, 2002, a record number for a three-month period.

        Gross Profit.    The gross profit for the quarter ended September 30, 2002 of $1,068,077 increased by 45% from the quarter ended September 30, 2001 gross profit of $738,009. Gross profit as a percentage of revenue (gross margin) increased from 60% for the quarter ended September 30, 2001 to 61% in the quarter ended September 30, 2002. The increase in gross margin was primarily the result of increased unit sales, resulting in increased utilization of fixed manufacturing overhead, offset by unit increases in the sales of disposable AEM instruments which are lower gross margin products. For the three months ended September 30, 2001, the Company provided $34,434 in AEM monitors to customers at no-charge to newly converted hospitals as part of a sales incentive program. Excluding these no-charge monitors, gross margin would have been 63% for that period.

        Sales and marketing expenses.    Sales and marketing expenses of $622,075 for the quarter ended September 30, 2002 increased by 60% compared to $387,872 for the quarter ended September 30, 2001. The increase was a result of increased sales commissions on increasing revenue and increased marketing expenditures in launching a new supplier agreement with two group purchasing organizations.

        General and administrative expenses.    General and administrative expenses of $241,290 for the quarter ended September 30, 2002 increased by 5% compared to $230,467 for the quarter ended September 30, 2001. This modest increase is the result of higher compensation, as well as increased expenses in investor relations and insurance during the quarter.

        Research and development expenses.    Research and development expenses of $115,089 for the quarter ended September 30, 2002 increased by 28% compared to $90,113 for the quarter ended September 30, 2001. The increase is a result of added headcount and the costs associated with initiatives to address design, manufacturing and cost improvements with two product lines.

        For the six months ended September 30, 2002 compared to the six months ended September 30, 2001.

        Net revenues.    Revenues for the six months ended September 30, 2002, were $3,096,265, compared to $2,251,445 for the six months ended September 30, 2001, an increase of 38%. The increase is attributable to the Company continuing to expand its product offering, improve its sales and marketing efforts and successful conversion of new hospitals utilizing AEM technology. The Company has converted 70 new hospitals to AEM technology during the six months ended September 30, 2002.

        Gross profit.    The gross profit for the six months ended September 30, 2002 of $1,897,409 increased by 47% from the six months ended September 30, 2001 gross profit of $1,291,560. Gross profit as a percentage of revenue (gross margin) increased from 57% for the six months ended September 30, 2001 to 61% in the six months ended September 30, 2002. The increase was primarily the result of increased unit sales, resulting in increased utilization of fixed manufacturing overhead and reduced headcount, offset by unit increases in the sales of disposable AEM instruments which are lower gross margin products. For the six months ended September 30, 2001, the Company provided $54,231 in AEM monitors to customers at no-charge to newly converted hospitals as part of a sales incentive program. Excluding these no-charge monitors, gross margin would have been 60% for that period.

        Sales and marketing expenses.    Sales and marketing expenses of $1,183,115 for the six months ended September 30, 2002 increased by 54% compared to $767,491 for the six months ended September 30, 2001. The increase was a result of increased sales commissions on increasing revenue and increased marketing expenditures in launching a new supplier agreement with two group purchasing organizations.

        General and administrative expenses.    General and administrative expenses of $473,590 for the six months ended September 30, 2002 increased by 21% compared to $392,824 for the six months ended September 30, 2001. This increase is the result of higher compensation, as well as increased expenses in investor relations and insurance during the quarter.

        Research and development expenses.    Research and development expenses of $239,868 for the six months ended September 30, 2002 increased by 35% compared to $177,453 for the six months ended September 30, 2001. The increase is a result of added headcount and the costs associated with initiatives to address design, manufacturing and cost improvements with two product lines.

  Liquidity and Capital Resources

        The Company has historically satisfied its cash requirements principally through sales of Common Stock which approximated $17.3 million through September 30, 2002, and, to a substantially lesser degree, funds provided by sales of its products. Historically, these funds have been used for working capital and general corporate purposes including research and development. The Company may use working capital to build inventories, to ensure that orders can be filled in a timely manner, to support the sales efforts of its sales force and to accommodate anticipated growth.

        Capital expenditures historically have been relatively minor, and have consisted of specialized equipment, manufacturing equipment, office equipment and leasehold improvements. The Company anticipates that its capital requirements will remain relatively minor, with the exception of costs related to AEM monitors placed at no-charge to hospitals as part of a sales incentive program, discussed below.

        During fiscal year 2002 and continuing through September 30, 2002, the Company instituted a cost containment program for its operations. With increased sales revenues in fiscal year 2003, the Company is expecting an increase in the gross profit that will ultimately reduce the overall net loss incurred from operations and slow the consumption of the Company's cash resources. Competitive disadvantages might occur as a result of the Company's current liquidity situation.

        For the three months ended September 30, 2002, the Company generated $280,552 in cash from its operations, used $187,765 for investments in patents and equipment and received $3,950 from the exercise of stock options. The investment in equipment ($176,789) is primarily due to the capitalization of AEM monitors placed in hospitals under various promotional programs. Placing Company-owned AEM monitors into hospitals at no charge to facilitate their usage of AEM instruments is a sales initiative to accelerate new hospital conversions to AEM instruments. Under these promotional programs the Company maintains ownership of the AEM monitor and the cost is capitalized and depreciated as cost of sales over the projected life of the asset.

        As of September 30, 2002, the Company had $597,725 in cash and cash equivalents available to fund future operations. Working capital was $1,480,497 at September 30, 2002 compared to $1,604,008 at March 31, 2002.

  Outlook

        During fiscal year 2002 and continuing into fiscal year 2003, the Company made significant strides toward achieving sustainable profitable operations. The Company implemented an aggressive marketing and sales plan and these efforts are expected to result in continued sales revenue increases for fiscal year 2003. Revenue increases combined with controlled operating expenses and increased gross profit margins are expected ultimately lead to sustainable profitable operations and conserve the Company's cash resources. While the Company has budgets to guide its operating decisions, the Company cannot predict with certainty the expected revenues, gross profit margin, profit or loss and usage of cash and cash equivalents for fiscal year 2003.

        The fiscal year 2003 budget anticipates positive cash flow from operations and a 25-50% growth in sales revenue. This forecast assumes that the Company's gross profit margin will be approximately 60%.

        While there is no guarantee that the Company will be able to meet the operational and financial requirements of the proposed fiscal year 2003 budget and limit the use of cash and cash equivalents, the Company's operating plan and execution thereof is focused on growing revenue, increasing margin and conserving cash. The Company believes that its cash resources will be sufficient to fund its operations for at least the next twelve months under its current operating plan. If the Company is unable to manage the business operations in line with the budget expectations, it could have a material adverse effect on the Company's business viability, financial position, results of operations and cash flows. Further, if the Company is not successful in maintaining positive cash flow, additional capital resources will be required to maintain ongoing operations.

        The Company has explored and is continuing to explore options to provide additional financing to fund future operations as well as other possible courses of action. Such actions include, but are not limited to, securing a line of credit, sales of debt or equity securities (which may result in a dilution to existing shareholders), licensing of technology, strategic alliances and other similar actions. There can be no guarantee that the Company will be able to obtain additional funding through a private placement of its common stock or loans from financial institutions or other third parties or through any of the actions discussed above. If the Company cannot achieve sustained profitable operations and additional capital is unavailable, its lack of liquidity could have a material adverse effect on the Company's business viability, financial position, results of operations and cash flows, and could result in a substantial reduction in the Company's level of activities.

        In February 2000, the Company appointed James A. Bowman as President & CEO and implemented strategic operational changes across all of the Company's operations. To lay a foundation for future growth within the constraints of the Company's financial resources the Company focused on: expansion of its product line, expansion of independent endorsements of the Company's technology and improved performance of the field sales network. Progress in these critical areas has resulted in record revenues and gross profits, as well as periodic profitability.

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

        The Company believes the unique performance of the AEM technology and its breadth of clinical endorsements provides an opportunity for continued market growth. Management believes that the market visibility and awareness of the AEM technology and its independent surgical endorsements is continually improving and that this will benefit its sales efforts for the remainder of FY 2003 and beyond.

        Management's ongoing focus and commitment in FY 2003 is to maintain expense controls while optimizing sales execution in the field, developing widespread market awareness of AEM technology and maximizing the number of new hospital conversions to AEM instruments.

        The Company's common stock is traded on the Over The Counter Bulletin Board (OTCBB: ECSN).

  Income Taxes

        Net operating loss carryforwards totaling approximately $15.5 million, as of September 30, 2002, is available to reduce future taxable income, if any. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the year 2011. The Company has not paid income taxes since its inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year, if certain events occur, including changes in ownership interests. The Company has established a valuation allowance for the entire amount of its deferred tax asset since inception due to its history of operating losses.

Contractual Obligations

        At September 30, 2002, the Company's commitments under these obligations were as follows:

Operating Leases
Year ended March 31,
2003	$54,211
2004	111,572
2005	66,955

—
$232,738

  Critical Accounting Policies and Estimates

        The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories and contingencies (including litigation). The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

        The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

ITEM 3—CONTROLS AND PROCEDURES

        (a)  Evaluation of disclosure controls and procedures. The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14c of the Securities and Exchange Act of 1934 (the "Exchange Act")) as of a date within the 90 days prior to the date of the filing of this report. Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms.

        (b)  There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls, internal controls and procedures requiring corrective actions. As a result no corrective actions were taken.

PART II.    OTHER INFORMATION

ITEM 1	Not Applicable
ITEM 2	Not Applicable
ITEM 3	Not Applicable
ITEM 4	Not Applicable
ITEM 5	Not Applicable
ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits
99.2 Certification of Periodic Reports pursuant to Sarbanes-Oxley Act of 2002
(b). Reports on Form 8-K

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

Name	Title	Date

/s/ MARCIA MCHAFFIE Marcia McHaffie	Controller (Principal Accounting Officer)	November 13, 2002

CERTIFICATIONS

I, James A. Bowman, certify that:

1.
I have reviewed this quarterly report on Form 10-QSB of Encision Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Dated: November 13, 2002.
/s/ JAMES A. BOWMAN James A. Bowman President and Chief Executive Officer

CERTIFICATIONS

I, Marcia McHaffie, certify that:

1.
I have reviewed this quarterly report on Form 10-QSB of Encision Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Dated: November 13, 2002.
/s/ MARCIA MCHAFFIE Marcia McHaffie Controller and Principal Accounting Officer