Form 10QSB
period 2002-12-31
ENCISION INC
filed 2003-02-14
CIK 930775

U. S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

For the transition period from             to

Commission file number   0-28604

ENCISION INC.
(Exact name of small business issuer as specified in its charter)

Colorado	84-1162056
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4828 Sterling Drive, Boulder, Colorado 80301
(Address of principal executive offices)

(303) 444-2600
(Registrant’s telephone number)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, No par value	5,430,026 Shares
Class	(outstanding at January 31, 2003)

Transitional Small Business Disclosure Format

Yes    ☐  No    ☒

ENCISION INC.

FORM 10-QSB

For the Quarter Ended December 31, 2002

INDEX

PART I.	UNAUDITED FINANCIAL INFORMATION

ITEM 1	- Condensed Interim Financial Statements:
- Condensed Balance Sheets as of December 31, 2002 and March 31, 2002
- Condensed Statements of Operations for the Three Months Ended December 31, 2002 and 2001
- Condensed Statements of Operations for the Nine Months Ended December 31, 2002 and 2001
- Condensed Statements of Cash Flows for the Nine Months Ended December 31, 2002 and 2001
- Notes to Condensed Interim Financial Statements

ITEM 2	- Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3	- Controls and Procedures

PART II.	OTHER INFORMATION

ITEM 6	- Exhibits and Reports on Form 8-K

SIGNATURE

PART I                                                       FINANCIAL INFORMATION

ITEM 1  -  CONDENSED INTERIM FINANCIAL STATEMENTS

ENCISION INC.

CONDENSED BALANCE SHEETS
(Unaudited)

	December 31, 2002	March 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$670,334	$500,988
Accounts receivable, net of allowance for doubtful accounts of $28,000 and $16,000, respectively	856,428	824,459
Inventory, net of reserve for obsolescence of $68,000 and $60,000, respectively	921,334	856,784
Prepaid expenses	103,323	62,535
Total current assets	2,551,419	2,244,766
EQUIPMENT, at cost:
Furniture, fixtures and equipment	1,047,577	780,278
Less- accumulated depreciation	(812,560)	(755,636)
Equipment, net	235,017	24,642
PATENTS, net of accumulated amortization of $52,832 and $34,147, respectively	132,955	131,065
OTHER ASSETS	12,972	12,972
Total assets	$2,932,363	$2,413,445

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$514,159	$273,933
Accrued compensation	143,201	143,586
Other accrued liabilities	331,015	223,239
Total current liabilities	988,375	640,758

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized, 5,428,850 and 5,414,532 shares outstanding, respectively	17,266,685	17,248,365
Accumulated deficit	(15,322,697)	(15,475,678)
Total shareholders’ equity	1,943,988	1,772,687
Total liabilities and shareholders’ equity	$2,932,363	$2,413,445

The accompanying notes are an integral part of these condensed financial statements.

ENCISION INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended December 31,
	2002	2001

REVENUE, NET	$1,812,053	$1,120,927

COST OF SALES	754,117	485,781
Gross profit	1,057,936	635,146
OPERATING EXPENSES:
Sales and marketing	599,080	436,915
General and administrative	189,254	190,935
Research and development	121,775	122,334
Total operating expenses	910,109	750,184
INCOME (LOSS) FROM OPERATIONS	147,827	(115,038)

OTHER INCOME (EXPENSE):
Interest income	1,034	3,613
Other income (expense), net	(499)	(1,164)
NET INCOME (LOSS)	$148,362	$(112,589)

NET INCOME (LOSS) PER SHARE:
Basic net income (loss) per common share	$0.03	$(0.02)

Diluted net income (loss) per common share	$0.03	$(0.02)

Weighted average shares used in computing basic net income (loss) per common share	5,423,747	5,406,544

Weighted average shares used in computing diluted net income (loss) per common share	5,858,960	5,406,544

The accompanying notes are an integral part of these condensed financial statements.

ENCISION INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Nine Months Ended December 31,
	2002	2001

REVENUE, NET	$4,908,318	$3,372,372

COST OF SALES	1,952,973	1,445,666
Gross profit	2,955,345	1,926,706
OPERATING EXPENSES:
Sales and marketing	1,782,195	1,204,407
General and administrative	662,845	583,758
Research and development	361,642	299,787
Total operating expenses	2,806,682	2,087,952
INCOME (LOSS) FROM OPERATIONS	148,663	(161,246)

OTHER INCOME (EXPENSE):
Interest income	3,247	17,259
Other income (expense), net	1,071	(3,311)
NET INCOME (LOSS)	$152,981	$(147,298)

NET INCOME (LOSS) PER SHARE:
Basic net income (loss) per common share	$0.03	$(0.03)

Diluted net income (loss) per common share	$0.03	$(0.03)

Weighted average shares used in computing basic net income (loss) per common share	5,422,211	5,402,964

Weighted average shares used in computing diluted net income (loss) per common share	5,895,458	5,402,964

The accompanying notes are an integral part of these condensed financial statements.

ENCISION INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended December 31,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$152,981	$(147,298)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
Depreciation and amortization	75,609	55,122
Provision for bad debts	12,000	3,000
Inventory reserves	8,000	5,000
Non-cash, stock-based, compensation charge	12,000	—
Changes in operating assets and liabilities-
Accounts receivable	(43,969)	172,575
Inventory	(72,550)	(303,693)
Other assets	(40,788)	(20,171)
Accounts payable	240,226	74,367
Accrued compensation and other accrued liabilities	107,391	(4,055)
Net cash provided by (used) in operating activities	450,900	(165,153)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment	(267,299)	(6,000)
Patent costs	(20,575)	(9,915)

Net cash used in investing activities	(287,874)	(15,915)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	6,320	10,189
Net cash provided by financing activities	6,320	10,189

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	169,346	(170,879)

CASH AND CASH EQUIVALENTS, beginning of period	500,988	791,415
CASH AND CASH EQUIVALENTS, end of period	$670,334	$620,536

The accompanying notes are an integral part of these financial statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2002
(Unaudited)

(1)                                  ORGANIZATION AND NATURE OF BUSINESS

Encision Inc. (the “Company”), a Colorado corporation, designs, develops, manufactures and markets patented electrosurgical devices that provide greater safety to patients undergoing minimally-invasive surgery. The Company believes its patented AEM® technology is changing the marketplace for electrosurgical devices and laparoscopic instruments by providing a solution to a documented risk in laparoscopic surgery. The Company’s sales to date have been made principally in the United States.

The Company has incurred annual losses since its inception and has an accumulated deficit of $15,322,697 at December 31, 2002. Operations have been financed primarily through issuance of common stock. The Company’s liquidity has stabilized after a history of operating losses.  To further expand it operations, or to support future operating losses, if any, the Company may be required to seek additional capital to continue operations.

During the fiscal year ending on March 31, 2002 and continuing through December 31, 2002, the Company continued to execute a strategy designed to achieve profitable operations. The Company implemented strategic marketing and sales plans to expand the use of the Company’s products in surgically-active hospitals in the United States. Management expects these efforts to result in continued sales revenue increases for fiscal year 2003 which, combined with controlled operating expenses and consistent gross profit margins, are expected to ultimately lead to profitable operations and conserve the Company’s cash resources.

Although there can be no guarantee, based upon its current operating plan, the Company believes that its cash and working capital resources will be sufficient to fund its operations in fiscal year 2003 and through December 31, 2003. If the Company is unable to manage the business operations in line with the budget expectations, it could have a material adverse effect on the Company’s business viability, financial position, results of operations and cash flows. If the Company is not successful during the near future in sustaining cash flow break-even, additional capital resources may be required to maintain ongoing operations.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, cash equivalents and short-term trade receivables and payables. The carrying values of cash, cash equivalents and short-term receivables and payables approximate their fair value.

Property and Equipment

Property and equipment are stated at cost, with depreciation computed primarily on a double-declining basis over the estimated useful life of the asset, generally three to five years. Leasehold improvements are amortized over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized. In circumstances where AEM monitors, owned by the Company, have been placed at customers’ premises as part of a sales initiative, the equipment cost is capitalized and depreciated on a double-declining basis over five years. Depreciation expense for these assets is included in Cost of Sales.

Inventory

Inventory consists primarily of component parts and raw materials, and is valued at the lower of cost (first-in, first-out basis) or market.  Reserves for inventory obsolescence are made based upon management’s and historical experience. Changes in the Company’s operating environment could result in increases to this reserve. Inventory consists of the following:

	December 31, 2002	March 31, 2002
Raw materials and subassemblies	$676,839	$633,358
Finished goods	312,495	283,426
	989,334	916,784
Less - reserve for obsolescence	(68,000)	(60,000)
	$921,334	$856,784

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

Patents

The costs of applying for patents are capitalized and amortized on a straight-line basis over the lesser of the patent’s economic or legal life (17 years in the U.S.). Capitalized costs are expensed if patents are not granted. The Company reviews the carrying value of its patents periodically to determine whether the patents have continuing value.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. SFAS No. 109 requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized.

Revenue Recognition

Revenue from product sales is recorded when the Company ships the product and the earnings process is complete. The Company recognizes revenue from sales to stocking distributors when there is no right of return, other than under normal warranty provisions. The Company’s shipping policy is FOB Shipping Point.

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations in accounting for stock options granted to employees.  The Company applies the provisions of SFAB No. 123 and related interpretations to Stock-based compensation for non-employees.

Comprehensive Income (Loss)

The Company has adopted the provisions of SFAS No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”).  SFAS No. 130 establishes standards for reporting and display of comprehensive income or loss and its components in a full set of general-purpose financial statements. Comprehensive income (loss) is the same as net income (loss) for all periods presented.

Basic and Diluted Income (Loss) per Common Share

Net income or loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”). Under the provisions of SFAS 128, basic net income or loss per share is computed by dividing net income or loss for the period by the weighted average number of common shares outstanding for the period. Diluted net income or loss per share is computed by dividing the net income or loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. As a result of the Company’s net loss for the three and nine month periods ended December 31, 2001, all potentially dilutive securities would be anti-dilutive and thus, are excluded from diluted earnings per share.

For all periods presented, the Company had outstanding stock options that could create future dilution to the Company’s common shareholders and are not currently classified as outstanding common shares of the Company.  The following table details such options and the common stock equivalent for each.  The common stock equivalent amount is based on specific conversion pursuant to the corresponding terms of the options.  Potential stock issuances excluded from earning per share because their effect was anti-dilutive are as follows:

	Three Months Ended 12/31/02	Nine Months Ended 12/31/02	Three Months Ended 12/31/01	Nine Months Ended 12/31//01

Options	48,200	43,200	867,923	862,006

Recently Issued Accounting Standards

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - - an amendment of FASB Statement NO.123” (“SFAS No. 148).  SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  The statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the reported results.  Certain provisions of SFAS No. 148 are effective for financial statements for all fiscal years ending after December 31, 2002.  Other provisions of the statement are effective for interim financial statements for periods beginning after December 15, 2002.  The Company is currently evaluating the impact that the adoption of this statement will have on its financial statements and disclosures.

(3)                                  COMMITMENTS AND CONTINGENCIES

The Company currently leases its facilities under noncancelable lease agreements through October 31, 2004. The minimum future lease payments are $27,105 for fiscal year ended March 31, 2003, $111,572 for fiscal year ended March 31, 2004 and $66,955 for fiscal year ended March 31, 2005.

The Company is subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of the Company’s products and regularly inspects the Company and other manufacturers to determine their compliance with these regulations. As of December 31, 2002 the Company believes it was in substantial compliance with all known regulations. The Company was last inspected in November 1998 and has not, at December 31, 2002, been notified of any deficiencies from that inspection. FDA inspections are conducted approximately every two years or on a more frequent basis at the discretion of the FDA.

The results of operations for the quarter and nine months ended December 31, 2002 should not be taken as an indication of the results of operations for all or any part of the balance of the year.

The accounts receivable balance at December 31, 2002 of $856,428 included $53,240 (6%) from international customers.

(4)                                  MANAGEMENT’S REPRESENTATIONS

The condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report to the Securities and Exchange Commission for the fiscal year ended March 31, 2002, filed on Form 10-KSB on June 12, 2002.

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

ITEM 2  -  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Encision Inc. (“Company”) has developed and launched innovative technology that is emerging as a standard of care in minimally-invasive surgery (MIS). The Company believes its patented AEM® technology is changing the marketplace for electrosurgical devices and laparoscopic instruments by providing a solution to a well-documented patient safety risk in laparoscopic surgery.

During laparoscopic surgical procedures, the surgeon operates from outside the patient’s body, introducing cameras and instruments through small access ports to perform the surgical intervention. MIS enhances the patient’s post-operative course of recovery and is now the preferred surgical approach in over 50% of abdominal surgeries. Over 2.5 million laparoscopic procedures are performed annually in the U.S. and reports estimate that 85% of surgeons utilize electrosurgical instruments in these procedures. The Company manufactures and markets patented electrosurgical instruments that provide greater safety and efficacy to patients who undergo minimally invasive surgery.

Stray electrosurgical current has been shown to cause unintended and unseen burn injury to the patient, which may result in prolonged hospitalization or death. This well-documented patient safety risk can be addressed with the Company’s AEM Laparoscopic Instruments. Management believes that Encision’s patented AEM instruments offer surgeons significant advantages compared to conventional electrosurgical instruments because of their ability to continually and dynamically monitor for stray electrical energy during MIS procedures. With the AEM System, surgeons are able to perform a broad range of electrosurgical procedures more safely and efficaciously than is possible using conventional laparoscopic instruments. The Company has obtained patent protection for its products’ core ‘shielding and monitoring’ technology built into the AEM instrument product line.

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

Adding further credibility to the benefits of Encision’s AEM technology is the Company’s recent supplier agreements with Novation and Premier, two of the largest Group Purchasing Organizations (GPO) in the United States. Together, Novation and Premier represent over 3,000 hospitals and over 50% of all surgery in the U.S. Management believes that the launch of these GPO supplier agreements gives further indication that AEM technology is gaining broader acceptance in the market. Management believes that having the nation’s leading medical purchasing groups recognize the value of the Company’s technology reflects the potential impact that AEM instruments products can have in the market and in advancing patient safety in surgery nationwide. These agreements do not involve purchase commitments but the Company expects these relationships to expand the market visibility of AEM technology and smooth the procurement and conversion process for new hospital customers.

When a hospital converts to AEM technology it provides recurring revenue to the Company from sales of replacement instruments. There is a strong retention rate of customers who have converted to AEM technology. Management believes this indicates strong customer satisfaction and is further supported by the fact that there is no directly competing technology to supplant AEM products once the hospital has converted. The replacement market of reusable and disposable AEM products in converted hospitals represents over 65% of Encision’s revenue over the past twelve months and this revenue stream is expected to grow as the base of newly converted hospitals continues to grow.

The Company has incurred annual losses since its inception and has an accumulated deficit of $15,322,697 at December 31, 2002.  Operations have been financed primarily through issuance of equity. The Company’s liquidity has stabilized after a history of operating losses.  To further expand it operations, or to support future operating losses, if any, the Company may be required to seek additional capital to continue operations.

During the nine months ended December 31, 2002, the Company generated $450,900 in cash from its operations, used $287,874 for investments in patents and equipment (primarily capital equipment owned by the Company at customer locations) and received $6,320 from the exercise of stock options. As of December 31, 2002, the Company had $670,334 in cash and cash equivalents available to fund future operations, an increase of $169,346 from March 31, 2002.  The Company’s working capital is $1,563,044 at December 31, 2002.

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

As the Company evolved, it became clear that its active electrode monitoring technology needed to be integrated into the standard laparoscopic instrument design. As the development program proceeded, it also became apparent that the merging of electrical and mechanical engineering skills in the instrument development process for the Company’s patented, integrated electrosurgical instruments was more complex than expected. As a result, instruments with integrated AEM technology were not completed for several years.  It was not until 2000 that a sufficiently broad AEM instrument line was introduced to provide hospital operating rooms with a Standard of Care  – AEM Instruments for all of their electrified monopolar instrumentation in laparoscopic surgery. Prior to offering the full range of laparoscopic instrumentation, it was difficult for hospitals to commit to the AEM solution, as there were not adequate comparable surgical instrument options to match what the surgeon demanded.

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

Outlook

Statements contained in this section and the section below on Outlook, and other portions of this document discussing future plans, goals and expectations, are not historical facts, including statements about the Company’s strategies and expectations about new and existing products and market demand and acceptance of new and existing products, technologies and opportunities, market and industry segment growth, future revenues, margins or profits, and return on investments in products and markets. These statements are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward looking statements.  All forward looking statements are based on information available to the Company on the date of this document, and the Company assumes no obligation to update such forward looking statements. Readers of this Form 10-QSB are strongly encouraged to review the section entitled “Factors Which May Affect Future Performance” which discusses factors that may materially affect the financial and other performance and condition of the Company and the price of the Company’s stock. We undertake no duty to update any of the forward looking statements after the date of this Form 10-QSB to conform them to actual results or to changes in our  expectations.

Installed Base of AEM Monitoring Equipment:  The Company believes that the installed base of AEM monitors has the potential for increasing as the inherent risks associated with monopolar laparoscopic surgery become more widely acknowledged and as the network of independent sales representatives becomes more adept at selling the AEM system to our customers. The Company strategy of placing Company-owned AEM monitors at no-charge into the customer site may facilitate an accelerated conversion to AEM instruments. The Company has converted over 300 hospitals to AEM instruments and expects that the repetitive sales of electrosurgical instruments and accessories should increase as additional AEM monitors are installed. The Company believes that the measures taken to improve the quality of sales representatives carrying the AEM product line, along with increased marketing efforts and the introduction of new products, may provide the basis for increased revenues and may ultimately lead to sustained profitable operations. However, these measures, or any others that the Company may adopt, may not result in either increased revenues or sustained profitable operations.

Possibility of Continued Operating Losses: The Company has incurred annual losses from operations since inception and has an accumulated deficit of $15,322,697 as of December 31, 2002. The Company has made significant strides toward improving its operating results and year to date is cash-flow positive from an operating perspective. The Company has generated a profit year to date in FY 2003, however, due to the ongoing need to develop, optimize and train the sales distribution network and the need to increase revenues to a level adequate to cover fixed and variable operating costs, the Company believes it is possible that it may operate at a net loss from time to time. Nonetheless, the Company believes, based upon its current operating plan, that its current cash on hand and other capital available to it currently, will be sufficient to fund operations through at least December 31, 2003.

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

Research and Development Expenses:  Research and development expenses are expected to increase modestly to support the Company’s development of new AEM products, further expanding the instrument options for the surgeon. New additions to the AEM product line are planned during fiscal year 2003. Fifteen new AEM instruments have been introduced to the market since March 31, 2002.

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

3.                                      We may need additional funding to support our operations.  We were formed in 1991 and have incurred losses of $15.3 million since that date. We have primarily financed research, development, and operational activities with sales of our common stock. At December 31, 2002, we had $670,334 in cash and cash equivalents available to fund future operations. We believe that if sales do not continue to increase during fiscal year 2003, our working capital could be significantly diminished, which could result in a material adverse effect on us and our results of operations. We may also find ourselves at a competitive disadvantage due to our constrained liquidity.

4.                                      We may not be able to compete successfully against current manufacturers of conventional (“unshielded, unmonitored”) electrosurgical instruments or against competitors who manufacture products that are based on surgical technologies that are alternatives to monopolar electrosurgery.  The electrosurgical products market is intensely competitive. We expect that manufacturers of “unshielded, unmonitored” electrosurgical instruments will resist any loss of market share that might result from the presence of our “shielded and monitored” instruments in the marketplace. We also believe that manufacturers of products that are based upon surgical technologies that are alternatives to monopolar electrosurgery are our competitors. These technologies include bipolar electrosurgery, the harmonic scalpel and lasers. The alternative technologies may gain market share and new competitive technologies may be developed and introduced. Many of our competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources. Many of our competitors also currently have substantial installed customer bases in the medical products market and have significantly greater market recognition. As a result of these factors, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products. It is possible that new competitors or new alliances among competitors may emerge and rapidly acquire significant market share. The competitive pressures we face may materially adversely affect our financial position, results of operations and cash flows, and this may hinder our ability to respond to competitive threats.

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

8.                                      Our current patents, trade secrets and know-how may not provide a competitive advantage, the pending applications may not result in patents being issued, and our competitors may design around any patents issued to us. Our success depends, and will continue to depend in part, on our ability to maintain patent protection for our products and processes, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. We have four issued U.S. patents on several technologies embodied in our AEM Monitoring System, AEM Instruments and related accessories and we have applied for additional U.S. patents. In addition, we have four issued foreign patents. The validity and breadth of claims coverage in medical technology patents involve complex legal and factual questions and may be highly uncertain. Also, patents may not protect our proprietary information and know-how or provide adequate remedies for us in the event of unauthorized use or disclosure of such information, and others may be able to develop, independently, such information. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation may be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us, to defend us against claimed infringement of the rights of others or to determine the ownership, scope or validity of our proprietary rights or those of others. Any such claims may require us to incur substantial litigation expenses and to divert substantial time and effort of management personnel and could substantially decrease the amount of capital available for our operations. An adverse determination in litigation involving the proprietary rights of others could subject us to significant liabilities to third parties, could require us to seek licenses from third parties, and could prevent us from manufacturing, selling or using our products. The occurrence of any such actual or threatened litigation or the effect on our business of such litigation may materially adversely affect our financial position, results of operations and cash flows.  Additionally, our assessment that a patent is no longer of value could result in a significant charge against our earnings.

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

13.                               We depend on revenue from some major customers:  We depend on revenue that is generated from the hospital’s ongoing usage of the AEM surgical instruments. In FY 2002, we generated revenue from over 200 hospitals that have converted to AEM products, but no hospital customer contributed more than 3% to the total revenues. We utilize a few stocking distributors, which sell AEM products to multiple hospital customers. In FY 2002, we recorded revenue of $670,072 (14%) and $564,225 (12%) from two of these distributors. While it is infrequent that a hospital customer stops using AEM instruments after they convert, a loss of ongoing revenue from a hospital customer could have a material adverse effect on our revenues and cash flows.

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

Results of Operations

For the three months ended December 31, 2002 compared to the three months ended December 31, 2001.

Net revenue.  Revenue for the quarter ended December 31, 2002, were $1,812,053, compared to $1,120,927 for the quarter ended December 31, 2001, an increase of 62%. The increase is attributable to our continuing to improve our sales and marketing efforts, which has resulted in the successful conversion of new hospitals utilizing AEM technology. The increasing number of hospitals converting to AEM technology is also attributed to the recent GPO supplier agreements with Novation and Premier, as well as our strategic plan to accelerate market share gains through promotional programs of placing Company-owned AEM Monitors at no-charge into hospitals that commit to standardize on AEM instruments. When a hospital converts to AEM technology the Company earns revenue from replacement instrument purchases, which only the Company can provide.  The Company converted twenty-five new hospitals to AEM technology in the three months ended December 31, 2002.

Gross Profit.  The gross profit for the quarter ended December 31, 2002 of $1,057,936 increased by 67% from the quarter ended December 31, 2001 gross profit of $635,146. Gross profit as a percentage of revenue (gross margin) increased from 57% for the quarter ended December 31, 2001 to 58% in the quarter ended December 31, 2002.  The increase in gross margin was primarily the result of increased unit sales, resulting in increased utilization of fixed manufacturing overhead, offset by unit increases in the sales of disposable AEM instruments which are lower gross margin products.  For the three months ended December 31, 2001, the Company provided $26,523 in AEM monitors to customers at no-charge to newly converted hospitals as part of a sales incentive program.

Sales and marketing expenses.  Sales and marketing expenses of $599,080 for the quarter ended December 31, 2002 increased by 37% compared to $436,915 for the quarter ended December 31, 2001. The increase was a result of increased sales commissions on increasing revenue and increased marketing expenditures in launching a new supplier agreement with two group purchasing organizations.

General and administrative expenses.  General and administrative expenses of $189,254 for the quarter ended December 31, 2002 decreased by 1% compared to $190,935 for the quarter ended December 31, 2001. The modest decrease is the result of various expense controls and in line with the budget plan.

Research and development expenses.  Research and development expenses of $121,775 for the quarter ended December 31, 2002 decreased by 5% compared to $122,334 for the quarter ended December 31, 2001. The modest decrease is the result of various expense controls and in line with the budget plan.

For the nine months ended December 31, 2002 compared to the nine months ended December 31, 2001.

Net revenue. Revenue for the nine months ended December 31, 2002, were $4,908,318, compared to $3,372,372 for the nine months ended December 31, 2001, an increase of 46%. The increase is attributable to the Company continuing to expand its product offering, improve its sales and marketing efforts and successful conversion of new hospitals utilizing AEM technology.  The Company has converted 95 new hospitals to AEM technology during the nine months ended December 31, 2002.

Gross profit. The gross profit for the nine months ended December 31, 2002 of $2,955,345 increased by 54% from the nine months ended December 31, 2001 gross profit of $1,926,706. Gross profit as a percentage of revenue (gross margin) increased from 57% for the nine months ended December 31, 2001 to 60% in the nine months ended December 31, 2002.  The increase was primarily the result of increased unit sales, resulting in increased utilization of fixed manufacturing overhead and offset by unit increases in the sales of disposable AEM instruments, which are lower gross margin products. For the nine months ended December 31, 2001, the Company provided $80,753 in AEM monitors to customers at no-charge to newly converted hospitals as part of a sales incentive program.

Sales and marketing expenses. Sales and marketing expenses of $1,782,195 for the nine months ended December 31, 2002 increased by 48% compared to $1,204,407 for the nine months ended December 31, 2001. The increase was a result of increased sales commissions on increasing revenue and increased marketing expenditures in launching a new supplier agreement with two group purchasing organizations.

General and administrative expenses. General and administrative expenses of $662,845 for the nine months ended December 31, 2002 increased by 14% compared to $583,758 for the nine months ended December 31, 2001. This increase is the result of higher compensation, as well as increased expenses in investor relations and insurance during the nine month period.

Research and development expenses. Research and development expenses of $361,642 for the nine months ended December 31, 2002 increased by 21% compared to $299,787 for the nine months ended December 31, 2001. The increase is a result of added headcount and the costs associated with initiatives to address design, manufacturing and cost improvements with two product lines.

Liquidity and Capital Resources

The Company has historically satisfied its cash requirements principally through sales of Common Stock which approximated $17.3 million through December 31, 2002, and, to a substantially lesser degree, funds provided by sales of its products. Historically, these funds have been used for working capital and general corporate purposes including research and development. The Company may use working capital to build inventories, to ensure that orders can be filled in a timely manner, to support the sales efforts of its sales force and to accommodate anticipated growth.

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

During fiscal year 2002 and continuing through December 31, 2002, the Company instituted a cost containment program for its operations. With increased sales revenues in fiscal year 2003, the Company is expecting an increase in the gross profit that will ultimately reduce the overall net loss incurred from operations and slow the consumption of the Company’s cash resources. Competitive disadvantages might occur as a result of the Company’s current liquidity situation.

For the nine months ended December 31, 2002, the Company generated $450,900 in cash from its operations, used $287,874 for investments in patents and equipment and received $6,320 from the exercise of stock options. The investment in equipment ($267,299) is primarily due to the capitalization of AEM monitors placed in hospitals under various promotional programs.  Placing Company-owned AEM monitors into hospitals at no charge to facilitate their usage of AEM instruments is a sales initiative to accelerate new hospital conversions to AEM instruments. Under these promotional programs the Company maintains ownership of the AEM monitor and the cost is capitalized and depreciated as cost of sales over the projected life of the asset.

As of December 31, 2002, the Company had $670,334 in cash and cash equivalents available to fund future operations. Working capital was $1,563,044 at December 31, 2002 compared to $1,604,008 at March 31, 2002.  The Company believes it has sufficient working capital to continue its operations through at least December 31, 2003.

Outlook

During fiscal year 2002 and continuing into fiscal year 2003, the Company made significant strides toward achieving sustainable profitable operations. The Company implemented an aggressive marketing and sales plan and these efforts are expected to result in continued sales revenue increases for fiscal year 2003. Revenue increases combined with controlled operating expenses and increased gross profit margins are expected to ultimately lead to sustainable profitable operations and conserve the Company’s cash resources. While the Company has budgets to guide its operating decisions, the Company cannot predict with certainty the expected revenues, gross profit margin, profit or loss and usage of cash and cash equivalents for fiscal year 2003.

The fiscal year 2003 budget anticipates positive cash flow from operations and a 25–50% growth in sales revenue.  This forecast assumes that the Company’s gross profit margin will be approximately 60%.

While there is no guarantee that the Company will be able to meet the operational and financial requirements of the proposed fiscal year 2003 budget and limit the use of cash and cash equivalents, the Company’s operating plan and execution thereof is focused on growing revenue, increasing margin and conserving cash. The Company believes that its cash resources will be sufficient to fund its operations for at least the next twelve months under its current operating plan. If the Company is unable to manage the business operations in line with the budget expectations, it could have a material adverse effect on the Company’s business viability, financial position, results of operations and cash flows. Further, if the Company is not successful in maintaining positive cash flow, additional capital resources will be required to maintain ongoing operations.

The Company has explored and is continuing to explore options to provide additional financing to fund future operations as well as other possible courses of action. Such actions include, but are not limited to, securing a line of credit, sales of debt or equity securities (which may result in a dilution to existing shareholders), licensing of technology, strategic alliances and other similar actions. There can be no guarantee that the Company will be able to obtain additional funding through a private placement of its common stock or loans from financial institutions or other third parties or through any of the actions discussed above. If the Company cannot achieve sustained profitable operations and additional capital is unavailable, its lack of liquidity could have a material adverse effect on the Company’s business viability, financial position, results of operations and cash flows, and could result in a substantial reduction in the Company’s level of activities.

In February 2000, the Company appointed James A. Bowman as President & CEO and implemented strategic operational changes across all of the Company’s operations. To lay a foundation for future growth within the constraints of the Company’s financial resources the Company focused on: expansion of its product line, expansion of independent endorsements of the Company’s technology and improved performance of the field sales network.  Progress in these critical areas has resulted in record revenues and gross profits, as well as periodic profitability.

The Company believes that gaining broad clinical endorsements is a demonstrated and successful process for surgical technology to traditionally advance in the marketplace. From a concern or problem in surgery, the medical device industry develops a technological solution and this solution evolves to gain the breadth of endorsements. Once this occurs, the technology is then employed by the hospital to benefit the patient, surgeon and operating room staff. Management believes that AEM technology is following the same path as previous revolutions in electrosurgery. As with “Isolated” ESU generators in the 1970s and with “REM” technology in the 1980s, AEM technology is receiving the broad clinical endorsements that drove previous new technology to market acceptance.

The Company believes the unique performance of the AEM technology and its breadth of clinical endorsements provides an opportunity for continued market growth. Management believes that the market visibility and awareness of the AEM technology and its independent surgical endorsements is continually improving and that this will benefit its sales efforts for the remainder of FY 2003 and beyond.

Management’s ongoing focus and commitment in FY 2003 is to maintain expense controls while optimizing sales execution in the field, developing widespread market awareness of AEM technology and maximizing the number of new hospital conversions to AEM instruments.

The Company’s common stock is traded on the Over The Counter Bulletin Board (OTCBB: ECSN).

Income Taxes

Net operating loss carryforwards totaling approximately $15.3 million, as of December 31, 2002, is available to reduce future taxable income, if any.  The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the year 2011.

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

Contractual Obligations

At December 31, 2002, the Company’s commitments under these obligations were as follows:

Operating Leases
Year ended March 31,
2003	$27,106
2004	111,572
2005	66,955
$232,738

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories and contingencies (including litigation). The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is based upon historical experience and is also affected by product failure rates and material usage incurred in correcting a product failure. Should actual product failure rates or material usage costs differ from the Company’s estimates, revisions to the estimated warranty liability would be required.

The Company is depreciating AEM monitors that have been placed at customer premises over their estimated lives using accelerated depreciation methods. Should the Company’s estimated useful lives prove too long, or the estimate of salvage value prove too high, impairment charges would be recorded at that time, which could negatively impact the Company’s gross profits.

The Company reduces inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

ITEM 3  -  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14c of the Securities and Exchange Act of 1934 (the “Exchange Act”)) as of a date within the 90 days prior to the date of the filing of this report. Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms.

(b) There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls, internal controls and procedures requiring corrective actions. As a result no corrective actions were taken.

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

Name	Title	Date

/s/ Marcia McHaffie	Controller	February 14, 2003
Marcia McHaffie	(Principal Accounting Officer)

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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  February 14, 2003.

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

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  February 14, 2003.

/s/ Marcia McHaffie

Marcia McHaffie Controller and Principal Accounting Officer