Form 10KSB
period 2003-03-31
ENCISION INC
filed 2003-06-20
CIK 930775

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-KSB

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

Commission File No.:  0-28604

ENCISION INC.

(Exact name of Registrant as specified in its charter)

Colorado	84-1162056
(State of incorporation)	(I.R.S. Employer Identification No.)

4828 Sterling Drive, Boulder, Colorado	80301
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 444-2600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Name of each exchange on which registered: NASDAQ Over-The-Counter Bulletin Board

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The Registrant’s revenues for fiscal year ended March 31, 2003 were $6,812,339

As of May 31, 2003, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant issued and outstanding on such date was $7,249,205.  This figure is based on the closing sales price of  $2.95 a share of the Registrants common stock on May 31, 2003.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the last practicable date.

Common Stock, no par value	5,430,026
(Class)	(Outstanding at May 31, 2003)

Transitional Small Business Disclosure Format      No ☒

Documents Incorporated by Reference: Definitive Proxy Statement for the 2003 Annual Shareholders’ meeting to be filed with the Commission and incorporated by reference as described in Part III and certain exhibits contained in Registration Statement #333-4118-D declared effective with the SEC on June 25, 1996. The 2003 Proxy Statement will be filed within 120 days after the end of the fiscal year ended March 31, 2003.

Statements contained in this Annual Report and Form 10-KSB include forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward looking statements. All forward looking statements in the Annual Report and Form 10-KSB, including statements about the Company’s strategies, expectations about new and existing products, market demand, acceptance of new and existing products, technologies and opportunities, market size and growth, and return on investments in products and market, are based on information available to the Company on the date of this document and the Company assumes no obligation to update such forward looking statements. Readers of this Annual Report and Form 10-KSB are strongly encouraged to review the section entitled “Factors Which May Affect Future Performance and Financial Condition”.

PART I

Item 1.  Business.

Company Overview

Encision Inc. (“Encision” or “the Company”), a medical device company based in Boulder, Colorado, has developed and launched innovative technology that is emerging as a standard of care in minimally-invasive surgery. The Company believes its patented AEM® Surgical Instruments are changing the marketplace for electrosurgical devices and laparoscopic instruments by providing a solution to a well-documented patient safety risk in laparoscopic surgery.

Encision was founded to address market opportunities created by the increase in minimally-invasive surgery (“MIS”) and the surgeons’ preference for using electrosurgery devices in these procedures.  The product opportunity was created by surgeons’ continued widespread demand for using monopolar electrosurgery instruments which, when used in laparoscopic surgery, are susceptible to causing inadvertent collateral tissue damage outside the surgeon’s field of view. The risk of unintended electrosurgical burn injury to the patient in laparoscopic surgery has been well documented. This risk poses a significant threat to patient safety and creates liability exposure for surgeons and hospitals that do not adequately address the issue.

Encision’s patented AEM technology provides surgeons with the desired tissue effects, while preventing stray electrosurgical energy that can cause unintended and unseen tissue injury. AEM Laparoscopic Instruments are equivalent to conventional instruments in size, shape, ergonomics and functionality but they incorporate “active electrode monitoring” technology to dynamically and continuously monitor the flow of electrosurgical current, thereby helping to prevent patient injury. With Encision’s “shielded and monitored” instruments, surgeons are able to perform electrosurgical procedures more safely and efficaciously than is possible using conventional instruments. In addition, the AEM instruments are cost competitive with conventional “non-shielded, non-monitored” instruments.  The result is advanced patient safety at comparable cost and with no change in surgeon technique.

AEM technology has been recommended and endorsed by sources from all groups involved in minimally-invasive surgery.  Surgeons, nurses, biomedical engineers, the medicolegal community, malpractice insurance carriers and electrosurgical device manufacturers advocate the use of AEM technology.  The breadth of endorsements continues to expand with the recognition of active electrode monitoring technology as an AORN Recommended Practice by the Association of periOperative Registered Nurses and with insurance and medicolegal endorsements.

Business Highlights

Proprietary, Patented Technology

Encision has developed and launched patented AEM Surgical Instruments that enhance patient safety and patient outcome in laparoscopic surgical procedures. The Company has been issued four patents relating to AEM technology from the United States Patent Office, each encompassing multiple claims, and which have between eight and twelve years remaining.  The Company also has patents issued in Europe, Japan, Canada and Australia.

Technology Solves a Well-Documented Risk in Minimally Invasive Surgery

Minimally-invasive surgery offers significant benefits for patients by reducing trauma, hospital stays, recovery times and medical costs.  However, these benefits have not been achieved without the emergence of new risks. The risk of unintended tissue damage from stray electrosurgical energy has been well documented. Such injuries can be especially troubling given the fact that they can go unrecognized and can lead to a cascade of adverse events, including death. Encision’s patented AEM technology helps to eliminate the risk of stray electrosurgical burns in MIS while providing surgeons with the tissue effects they desire.

Product Line has been Developed and Launched

The Company’s AEM Laparoscopic Instruments have been engineered to provide a seamless transition for surgeons switching from conventional laparoscopic instruments. AEM technology has been integrated into instruments that have the same look, feel and functionality of conventional instruments which surgeons have been using for years. The AEM product line encompasses the full range of instrument sizes, types and styles favored by surgeons. Thus, hospitals can make a complete and smooth conversion to Encision’s product line, thereby advancing patient safety in MIS.

Technology has Received Broad Endorsements

The Company’s AEM technology has received independent endorsements from sources in all groups involved in minimally invasive surgery, including surgeons, nurses, biomedical engineers, medicolegal professionals, insurance companies and electrosurgery device manufacturers.  The Association of periOperative Registered Nurses has recognized active electrode monitoring technology as an AORN Recommended Practice.

Emerging as a Standard of Care

AEM technology is following a similar path as previous technical revolutions in surgery. Throughout the history of electrosurgery, companies that have developed significant technological breakthroughs in patient safety have seen their technologies become widely used. As with “Isolated” electrosurgical generators in the 1970s and with “REM” technology in the 1980s, AEM technology is receiving the broad endorsements that drove these previous new technologies to becoming a standard of care. The Company’s proprietary AEM technology enhances patient safety in MIS and clinicians are now widely advocating its use. The expansion of a fully integrated AEM product line, combined with broad independent endorsements, has created momentum for the Company in the marketplace.

Developing Distribution Network is Advancing Utilization of AEM Technology

The Company’s AEM technology, in the hands of a sales network with broad access to the surgery marketplace, will help to increase utilization and market share. Historically, the Company’s sales and marketing efforts have been hindered by its small size and limited distribution channels.  While these limitations continue, an improving sales network has increased the number of new hospital conversions to AEM technology. Supplier agreements with Novation and Premier, the two largest Group Purchasing Organizations (GPOs) for hospitals in the U.S., are beginning to expose more hospitals to the benefits of AEM technology.

Sole Possession of Key Technology Provides Marketing Leverage

Management believes that sole possession of patented AEM technology provides the Company with marketing leverage toward gaining an increased share of the large market for surgical instruments in minimally-invasive surgery.

Market Overview

In the 1990s, surgeons began widespread use of minimally-invasive surgical techniques. The benefits of MIS are substantial and include reduced trauma for the patient, reduced hospital stay, shorter recovery time and lower medical costs. With improvements in the micro-camera and in the variety of available instruments, laparoscopic surgery became very popular among general and gynecologic surgeons. Laparoscopy now accounts for a large percentage of all surgical procedures performed in the United States.  Approximately 50% of all abdominal surgeries in the U.S. are now performed via a laparoscopic approach.  There are over 2.5 million laparoscopic procedures performed annually in the U.S., and this number is increasing by 2% annually (Note: market estimates in this section are referenced from Frost & Sullivan and Medical Data International).

The annual worldwide market for laparoscopic instrumentation is estimated to be over $1 billion for general and gynecologic surgery.  A component of that market includes laparoscopic hand instruments: scissors, graspers, dissectors, forceps, suction/irrigation devices, clip appliers and other surgical instruments of various designs that provide a variety of tissue effects.  Among the laparoscopic hand instruments, approximately $400 million annually are instruments designed for “monopolar” electrosurgical utility.  This market – for laparoscopic monopolar electrosurgical instruments – is the market the Company is targeting with its innovative AEM Laparoscopic Instruments.  The Company’s proprietary AEM product line supplants the conventional “non-shielded, non-monitored” electrosurgical instruments commonly used in laparoscopic surgery.

When a hospital converts to AEM technology it provides recurring revenue from ongoing sales of replacement instruments. In FY 2003, the Company retained over 95% of customers who had converted to AEM technology in FY 2002. Management believes this indicates strong customer satisfaction and is further supported by the fact that there is no directly competing technology to supplant AEM products once the hospital has converted. Revenue from replacement reusable and disposable AEM products in converted hospitals represents over 65% of the Company’s revenue and this revenue stream is expected to grow as the base of newly converted hospitals continues to grow.  AEM Instruments are competitively priced to conventional laparoscopic instruments.

The Company aims to further develop the market by continuing to educate healthcare professionals about the benefits of AEM technology to advance patient safety. The Company continues to improve its sales network to reach the decision makers who purchase laparoscopic instruments and electrosurgical devices.  Encision is also pursuing relationships with GPOs to assist in promoting the benefits of AEM technology.  GPOs have significant influence on the market for surgical instruments.  The launch of supplier agreements with Novation and Premier is beginning to help expose AEM technology to new hospitals.  Together, Novation and Premier represent over 3,000 hospitals and approximately 50% of all surgery in the United States.

The Technology

The Problem:  Stray Electrosurgical Burn Injury to the Patient

Electrosurgical technology is a valuable and popular resource for the surgeon. Since its introduction in the 1930s it has continually evolved and is estimated to be used by over 75% of all general surgeons.

The primary form of electrosurgery, monopolar electrosurgery, is a standard tool for general surgeons throughout the world. In monopolar electrosurgery, the surgeon uses an instrument (typically scissors, spatula blades or grasper/dissectors) to deliver electrical current to patient tissue. This “active electrode” provides the surgeon with the ability to cut, coagulate or ablate tissue as needed during the surgery. With the advent of MIS procedures, surgeons have maintained their preference for using monopolar electrosurgery as their primary tool for hemostatic incision, excision and ablation.  Unfortunately, conventional laparoscopic electrosurgical instruments from competing manufacturers are susceptible to emitting stray electrical currents during the procedure.  This risk is exacerbated by the fact that the micro-camera system used in laparoscopy limits the surgical field-of-view. Ninety percent of the instrument may be outside the surgeon’s field-of-view at any given time during the surgery.

Since stray electrical energy can occur at any point along the shaft of the instrument, the potential for burns occurring to tissue outside the surgeon’s field-of-view is of great concern. Such burns to non-targeted tissue are dangerous as they are likely to go unrecognized and may lead to complications, such as perforation and infection in adjacent tissues or organs, and this can cause a cascade of adverse events.  In many cases, the surgeon cannot detect stray electrosurgical burns at the time of the procedure. The resulting complication usually presents itself days later in the form of a severe infection, which often results in a return to the hospital and a difficult course of recovery for the patient. Reports indicate that this situation has even resulted in fatalities.

Stray electrosurgical burn injury can result from two causes — insulation failure and capacitive coupling.  Instrument insulation failure can be a common occurrence with laparoscopic instruments. Conventional active electrodes for laparoscopic surgery are designed with the same basic construction — a single conductive element and an outer insulation coating. Unfortunately, this insulation can fail during the natural course of normal use during surgery.  It is also possible for instrument insulation to become flawed during the cleaning and sterilization process. This common insulation failure can allow electrical currents to “leak” from the instrument to unintended and unseen tissue with potentially serious ramifications for the patient.  Capacitive coupling is another way stray electrosurgical energy can cause unintended burns during laparoscopy. Capacitive coupling is an electrical phenomenon that occurs when current is induced from the instrument to nearby tissue despite intact insulation. This potential for capacitive coupling is present in all laparoscopic surgeries that utilize monopolar electrosurgery devices and is likely to occur outside the surgeon’s field-of-view.

Insulation failure and capacitive coupling are the primary causes of stray electrosurgical burns in laparoscopy and are the two events over which the surgical team has traditionally had little, if any, control.

The Solution:                     Encision’s AEM Laparoscopic Instruments

Active electrode monitoring technology can eliminate the risk of stray electrical energy caused by insulation failure and capacitive coupling and thus helps to prevent unintended internal burn injury to the patient.

AEM Laparoscopic Instruments are an innovative solution to stray electrosurgical burns in laparoscopic surgery and are designed with the same look, feel and functionality as conventional instruments. They direct electrosurgical energy where the surgeon desires, while continuously monitoring the current flow to prevent stray electrosurgical energy from insulation failure or capacitive coupling.

Whereas conventional instruments are simply a conductive element with a layer of insulation coating, AEM Laparoscopic Instruments have a patented, multi-layered design with a built-in “shield”, much like the third-wire ground in standard electrical cords. The shield in these instruments is referenced back to a monitor at the electrosurgical generator.  In the event of a harmful level of stray electrical energy, the monitor shuts down the power at the source, ensuring patient safety. For instance, if instrument insulation failure should occur, the AEM system, while continually monitoring the instrument, immediately shuts down the electrosurgical generator, turning off the electrical current and alerting the surgical staff.  The AEM system protects against capacitive coupling by providing a neutral return path for “capacitively coupled” electrical current. Capacitively coupled energy is continually drained away from the instrument and away from the patient through the protective shield built into all AEM instruments.

The AEM system consists of shielded 5mm AEM instruments and an AEM monitor. The AEM instruments are designed to function identically to the conventional 5mm instruments that the surgeon is familiar with, but with the added benefit of enhanced patient safety. The Company’s entire line of laparoscopic instruments has the integrated AEM design and includes the full range of instruments that are common in laparoscopic surgery today. The AEM monitor is compatible with most electrosurgical generators. Thus, conversion to AEM Laparoscopic Instruments requires no change in surgical technique or operating room staff protocols. AEM Laparoscopic Instruments provide enhanced patient safety, require no change in surgeon technique and are cost competitive.

Technology Precedents

The Company believes that gaining broad independent endorsements in the surgical community is a demonstrated and successful process for new surgical technology to advance in the marketplace. From a concern or problem in surgery, the medical device industry develops a technological solution, and this solution evolves to garner credibility and endorsements. Once this occurs, the technology is then widely employed by hospitals to benefit patients, surgeons and the operating room staff. Management believes that AEM technology is following the same path as previous revolutions in electrosurgery.  As with other safety advances (“Isolated” electrosurgical generators in the 1970s and “REM” technology in the 1980s) AEM technology has received the breadth of independent endorsements that drove previous new technology to broad market acceptance.  (“REM” is a registered trademark of TYCO Healthcare.  “AEM” is a registered trademark of Encision Inc.)

Time Period	Problem	Solution	Results

Prior to 1970	All electrosurgical units had a “grounded” design

	Alternate paths for the current were possible, causing patient burns	“Isolated” Electrosurgery	Patient safety is improved. New standard of care

Prior to 1980	All electrosurgical patient return electrodes were “not monitored”

	Patient burns at return electrode site were possible	REM - Return Electrode Monitoring	Patient safety is improved. New standard of care

1990s & 2000s	Introduction of Minimally Invasive Surgery

	Stray electrosurgical energy causes unintended, unseen tissue burns	AEM Laparoscopic Instruments – Active electrode monitoring system	Patient safety is improved. Emerging standard of care

Historical Perspective

The Company was organized in 1991 and spent several years developing the AEM monitoring system and protective sheaths to adapt to conventional electrosurgical instruments. During this period, the Company conducted product trials and applied for patents with the United States Patent Office and with the International patent agencies. Patents were issued in 1994, 1997, 1998 and 2003.

As the Company evolved, it was clear to the Company that its ‘active electrode monitoring’ technology needed to be integrated into the standard laparoscopic instrument design. As the development program proceeded, it also became apparent that the merging of electrical and mechanical engineering skills in the instrument development process for the Company’s patented, integrated electrosurgical instruments was a complex and difficult task. As a result, instruments with integrated AEM technology were not completed for several years. Prior to offering a full range of laparoscopic electrosurgical instrumentation, it was difficult for hospitals to commit to the AEM solution, as the Company did not have adequate comparable surgical instrument options to match what the surgeon demanded.  As of fiscal 2001, a sufficiently broad product line was available to provide hospital operating rooms with AEM Instruments in most of the designs common for laparoscopic surgery.

The launch of an expanded line of AEM Laparoscopic Instruments was accomplished over the past two years. With the broad array of AEM instruments now available, the surgeon has a wide choice of instrument options and does not have to change surgical technique. Since conversion to AEM technology is transparent to the surgeon, hospitals can now universally convert to AEM technology, thus providing all of their laparoscopic surgery patients a higher level of safety.  This coincides with the continued expansion of independent endorsements for AEM technology.  Recommendations from the malpractice insurance and medicolegal communities complement the broad clinical endorsements AEM technology has garnered over the past few years.

Products

Encision produces and markets a full line of AEM Surgical Instruments, which are ‘shielded and monitored’ to prevent stray electrosurgical burns from insulation failure and capacitive coupling. The Company’s product line includes a broad range of articulating instruments (scissors, graspers and dissectors), fixed-tip electrodes and suction-irrigation electrodes. These AEM Instruments are available in a wide array of reusable and disposable options. In addition, the Company markets the AEM Monitor product line that is used in conjunction with the AEM Instruments.

Sales and Marketing Overview

It is the Company’s belief that AEM technology will become the standard of care in laparoscopic surgery worldwide.  The Company’s marketing efforts are focused toward capitalizing on substantial independent endorsements for the AEM technology. These third-party endorsements advocate utilizing active electrode monitoring for advancing patient safety in laparoscopic surgery.  Substantial visibility has been achieved as a result of the technology’s recognition as an AORN Recommended Practice.

To cost-effectively expand market coverage, the Company focuses on optimizing its distribution network comprised of independent sales representatives who are managed and directed by the Company’s regional sales managers. Together, this network provides market presence throughout the United States.  In some instances customers have recognized the patient safety risks inherent in monopolar electrosurgery and readily accepted AEM technology as the way to eliminate those risks. In other instances, the Company has found selling the concept behind AEM technology more difficult. This is due to several factors, including the necessity to make surgeons, nurses and hospital risk managers aware of the potential for unintended electrosurgical burns (which exists when conventional instruments are used during laparoscopic monopolar electrosurgery) and the increased medicolegal liability exposure that results. Additionally, the Company has to contend with the overall lack of single purchasing points in the industry (surgeons and hospital staff have to be in substantial agreement as to the benefits of new technology), and the consequent need to make multiple sales calls on those personnel with the authority to commit to hospital expenditures. Other challenges include the fact that many hospitals have exclusive contractual agreements with manufacturers of competing surgical instruments.

The above issues have been lessened in light of independent recommendations in support of AEM technology, most notably the fact that active electrode monitoring has been recognized as an AORN Recommended Practice for Endoscopic MIS by the Association of periOperative Registered Nurses. The Company’s marketing efforts are focused toward capitalizing on the substantial independent endorsements which advocate utilizing AEM technology for advancing patient safety in laparoscopic surgery.  In addition, there is increasing public interest in the reduction of medical errors and the advancement of patient safety.  This interest and focus is reflected in the JCAHO Standards (Joint Commission on Accreditation of Healthcare Organizations) enacted in July 2001 which specify that hospitals must show proactive initiatives for advancing patient safety in order to renew the hospital’s accreditation. Some recent hospital conversions to AEM technology have been motivated in part by these JCAHO patient safety standards. Management believes the credibility and importance of the Company’s technology is complemented by this expanding public interest in advancing patient safety.

To cost-effectively expand market coverage, the Company is developing a network of independent distributors and sales reps across the U.S. This network has experience selling into the hospital operating room environment and management believes this network offers the Company the best opportunity to cost effectively broaden acceptance of its product line and generate increased and recurring revenues. Additionally, the Company is pursuing supplier agreements with the major Group Purchasing Organizations.  GPOs have significant influence on the market for surgical devices and instruments.  The Company launched its first GPO agreements in 2002 by contracting with Novation and Premier, which together represent over 3,000 hospitals in the United States. While these agreements do not involve purchase commitments, these relationships expand the market visibility of AEM technology and smooth the procurement and conversion process for new hospital customers.  In fiscal 2003, approximately half of the new hospital conversions to AEM technology were members of Novation and Premier.

In addition to the efforts to broaden market acceptance in the United States, the Company has contracted with independent distributors in Canada, Australia and elsewhere to market the Company’s products internationally. The Company achieved CE marking in August 2000 to allow selling into the European marketplace. The CE marking, an abbreviation of the phrase “Conformite Europeene,” indicates that a manufacturer has conformed to all of the obligations imposed by European health, safety and environmental legislation.  While CE certification opens up incremental markets in Europe, the Company is seeking adequate distribution options in the European marketplace and revenue contribution from International markets is negligible.

The Company believes that its sales strategy, along with the expanding independent endorsements for AEM technology and the recent introduction of new AEM products, will provide the basis for increased revenues and continuing profitable operations. However, these measures, or any others that the Company may adopt, may not result in increased revenues or profitable operations.

Research & Development

The Company employs full-time engineers and uses independent contractors from time to time in its research and product development efforts. This group continuously explores ways to broaden and enhance the product line. The Company is continually expanding the AEM instrument product line to satisfy the evolving needs of surgeons. For AEM technology to fully become a standard of care, the Company must satisfy the surgeons’ preferred instrument shapes, sizes, styles and functionality with integrated AEM instruments. This commitment includes expanding the styles of electrosurgical instruments available for MIS applications so that the conversion to AEM technology is transparent to the surgeon and would not require significant change in their current surgical techniques. Current research and development efforts are focused primarily on line-extension projects to further expand the AEM Laparoscopic Instrument product offering and thereby increase the surgeons’ choices and options in laparoscopic surgery. The Company’s research and development expenses were $502,939 in fiscal year 2003, $445,843 in fiscal year 2002 and $458,091 in fiscal year 2001. The Company expenses research and development costs for products and processes as incurred. Costs that are included in research and development expenses include salaries, contractor fees, materials, facility costs and administrative expenses.

Manufacturing, Regulatory Affairs and Quality Assurance

The Company engages in various manufacturing and assembly activities at its leased facility in Boulder, Colorado. These operations include manufacturing and assembly of the AEM Laparoscopic Instrument system as well as fabrication, assembly and test operations for instruments and accessories. The Company also has relationships with a number of outside suppliers which provide primary sub-assemblies in addition to various electronic and sheet metal components, as well as machined and molded parts used in the Company’s products.

The Company believes that the use of both internal and external manufacturing capabilities allows for increased flexibility in meeting its customer delivery requirements, and significantly reduces the need for investment in specialized capital equipment. The Company has developed multiple sources of supply where possible. The relationship between the Company and its suppliers is generally limited to individual purchase order agreements supplemented, as appropriate, by contractual relationships to help ensure the availability and low cost of certain products.  All components, materials and subassemblies used in the Company’s products, whether produced in-house or obtained from others, are inspected to ensure compliance with Company specifications. Company personnel subject all finished products to quality assurance and performance testing procedures. As discussed in  the section on Government Regulation, the Company is subject to the rules and regulations of the United States Food and Drug Administration (“FDA”).

The Company’s leased facility of 11,455 square feet contains approximately 6,500 square feet of manufacturing, regulatory affairs and quality assurance space. The facility is designed to comply with the Quality System Regulation (“QSR”) as specified in published FDA regulations. As noted below (Government Regulation), in the latest inspection by the FDA (November 1998), the Company’s facility has been found to be “...in substantial compliance with the Quality System Regulation.” The Company achieved CE marking in August 2000, which required prior certification of the Company’s quality system and product documentation. Maintenance of the CE marking status requires annual audits of the quality system and technical documentation by the Company’s European Notified Body, UL International (UK) Ltd.  The most recent audit was successfully completed in May 2003.

Patents, Patent Applications and Proprietary Rights

Encision has invested heavily in an effort to protect its valuable technology and, as a result of this effort, the Company has been issued eight relevant patents that together form a significant intellectual property position. The Company was issued a United States patent having 42 claims on May 17, 1994. This patent relates to the basic shielding and monitoring technologies that the Company incorporates in its AEM products.  Three additional United States Patents were issued to the Company in 1997, 1998 and 2003, relating to specific implementations of shielding and monitoring in instruments. Foreign patents relating to the core AEM shielding and monitoring technologies have been issued in Europe, Japan, Canada and Australia. There are between eight and twelve years remaining on the Company’s AEM patents.

The Company’s technical progress depends to a significant degree on its ability to maintain patent protection for products and processes, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. The Company’s policy is to attempt to protect its technology by, among other things, filing patent applications for technology that it considers important to the development of its business. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. Even with the patents held by the Company, others might copy the Company’s technology or otherwise be able to incorporate the technology in their products.

The Company requires its employees to execute non-disclosure agreements upon commencement of employment.  These agreements generally provide that all confidential information developed or made known to the individual by the Company during the course of the individual’s employment is the Company’s property and is to be kept confidential and not disclosed to third parties.

Competition

Readers of this Form 10-KSB are encouraged to read this section on Competition in connection with the section entitled “Factors Which May Affect Future Performance.”

The electrosurgical device market is intensely competitive and tends to be dominated by a relatively small group of large and well-financed companies. The Company competes directly for customers with those companies that currently make conventional electrosurgical instruments. Larger competitors include U.S. Surgical Corporation (a division of TYCO International) and Ethicon Endo-Surgery (a division of Johnson & Johnson). While the Company knows of no competitor (including those referenced above) that can provide a continuous solution to stray electrosurgical burns, the manufacturers of conventional (non-monitored, non-shielded) instruments will resist any loss of market share resulting from the presence of the Company’s products in the marketplace.

The Company also believes that manufacturers of products based upon alternative technology to monopolar electrosurgery are competitors of the Company. These alternative technologies include bipolar electrosurgery, laser surgery and the harmonic scalpel. Leading manufacturers include Gyrus (bipolar electrosurgery), Lumenis (laser surgery) and Ethicon Endo-Surgery (harmonic scalpel). The Company believes that monopolar electrosurgery offers substantial competitive and functional advantages over these alternative “energy” technologies and will remain the primary tool for the surgeon, as it has been for decades. However, the risk exists that these alternative technologies may gain greater market share and new competitive techniques may be developed and introduced.

As mentioned in the Sales and Marketing discussion, the competitive issues involved in selling the Company’s AEM product line do not primarily revolve around a comparison of cost or features, but rather involve generating an awareness of the inherent hazards of electrosurgery and the potential for injury to the patient. This involves selling concepts, rather than just a product, which results in a longer sales cycle and generally higher sales costs. Recent endorsements of active electrode monitoring technology have greatly enhanced the credibility of AEM Laparoscopic Instruments. However, the Company’s efforts to increase market awareness of this technology may not be successful and the Company’s competitors may develop alternative strategies and/or products to counter the Company’s marketing efforts.

Many of the Company’s competitors and potential competitors have widely used products and significantly greater financial, technical, product development, marketing and other resources.  The Company utilizes a network of independent distributor representatives.  In some cases the Company’s options for independent distribution have conflicting and competing product interests which compromise the Company’s ability to make market advances in certain areas.  The Company may not be able to compete successfully against current and future competitors and competitive pressures faced by the Company may have a material adverse impact on its business, operating results and financial condition.

Government Regulation

Government regulation in the United States and other countries is a significant factor in the development and marketing of the Company’s products and in the Company’s ongoing manufacturing, research and development activities. The FDA regulates the Company and its products under a number of statutes, including the Federal Food, Drug and Cosmetics Act (the “FDC Act”).  Under the FDC Act, medical devices are classified as Class I, II or III on the basis of the controls deemed necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to the least extensive controls, as their safety and effectiveness can be reasonably assured through general controls (e.g., labeling, pre-market notification and adherence to QSR). For Class II devices, safety and effectiveness can be assured through the use of special controls (e.g., performance standards, post-market surveillance, patient registries and FDA guidelines). Class III devices (i.e., life-sustaining or life-supporting implantable devices, or new devices which have been found not to be substantially equivalent to legally marketed devices) require the highest level of control, generally requiring pre-market approval by the FDA to ensure their safety and effectiveness.

If a manufacturer or distributor of medical devices can establish that a proposed device is “substantially equivalent” to a legally marketed Class I or Class II medical device or to a Class III medical device for which the FDA has not required a Pre-Market Approval application, the manufacturer or distributor may seek FDA marketing clearance for the device by filing a 510(k) pre-market notification. Following submission of the 510(k) notification, the manufacturer or distributor may not place the device into commercial distribution in the United States until an order has been issued by the FDA. The FDA’s target for issuing such orders is within 90 days of submission, but the process can take significantly longer. The order may declare the FDA’s determination that the device is “substantially equivalent” to another legally marketed device and allow the proposed device to be marketed in the United States. The FDA may, however, determine that the proposed device is not substantially equivalent or may require further information, such as additional test data, before making a determination regarding substantial equivalence. Any adverse determination or request for additional information could delay market introduction and have a material adverse effect on the Company’s continued operations. The Company has received 510(k) notification for its AEM monitors and the AEM laparoscopic instruments, all of which are designated as Class II medical devices.

Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The FDA also imposes post-marketing controls on the Company and its products, and registration, listing, medical device reporting, post-market surveillance, device tracking and other requirements on medical devices. Failure to meet these pervasive FDA requirements or adverse FDA determinations regarding the Company’s clinical and preclinical trials could subject the Company and/or its employees to injunction, prosecution, civil fines, seizure or recall of products, prohibition of sales or suspension or withdrawal of any previously granted approvals, which could lead to a material adverse impact on the Company’s financial position and results of operations.

The FDA regulates the Company’s quality control and manufacturing procedures by requiring the Company and its contract manufacturers to demonstrate compliance with the QSR as specified in published FDA regulations. The FDA requires manufacturers to register with the FDA, which subjects them to periodic FDA inspections of manufacturing facilities. If violations of applicable regulations are noted during FDA inspections of the Company’s manufacturing facilities or the facilities of its contract manufacturers, the continued marketing of the Company’s products may be adversely affected.  Such regulations are subject to change and depend heavily on administrative interpretations. In November 1998, the FDA conducted a QSR Inspection of the Company’s facilities, with no regulatory follow-up indicated. The Company believes it has the internal resources and processes in place to be reasonably assured that it is in compliance with all applicable United States regulations regarding the manufacture and sale of medical devices. However, if the Company were found not to be in compliance with the QSR, such findings could result in a material adverse impact on the Company’s financial condition, results of operations and cash flows.

Sales of medical devices outside of the United States are subject to United States export requirements and foreign regulatory requirements. Legal restrictions on the sale of imported medical devices vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval and the requirements may differ. The Company has obtained a Certificate of Export from the United States Department of Health and Human Services that states that the Company has been found to be “...in substantial compliance with Current Good Manufacturing Practices...” based on the most recent inspection. However a specific foreign country in which the Company wishes to sell its products may not accept or continue to accept the Export Certificate. Entry into the European Economic Area market also requires prior certification of the Company’s quality system and product documentation. The Company achieved CE marking in August 2000 to allow a launch into the European marketplace. Maintenance of the CE marking status requires annual audits of the quality system and technical documentation by the Company’s European Notified Body, UL International (UK) Ltd. The most recent audit was successfully completed in May 2003.

Environmental Laws and Regulations

From time to time the Company receives materials returned from customers, sales representatives and other sources which are potentially biologically hazardous. These materials are segregated and handled in accordance with specific procedures that minimize the potential exposure for employees. Such materials are disposed of in accordance with specific procedures. The costs of compliance with these procedures are not significant. The Company’s operations, in general, do not involve the use of environmentally sensitive materials.

Insurance

The Company is covered under comprehensive general liability insurance policies, which have per occurrence and aggregate limits of $1 million and $2 million, respectively, and a $5 million umbrella policy. The Company maintains customary property and casualty, workers’ compensation, employer liability and other commercial insurance policies.

Employees

As of March 31, 2003, the Company employed 28 full-time individuals, 9 of which are engaged directly in research, development and regulatory activities, 6 in manufacturing/operations, 9 in marketing and sales and 4 in administrative positions. None of the Company’s employees are covered by a collective bargaining agreement, and the Company considers its relations with its employees to be good.

Item 2.  Properties.

The Company leases 11,455 square feet of office and manufacturing space at 4828 Sterling Drive, Boulder, Colorado 80301.  The lease expires on October 31, 2004.

Item 3.  Legal Proceedings.

The Company is not involved in any legal proceedings. The Company may become involved in litigation in the future in the normal course of business.

The Company has notified one of its distributors that it is in breach of its Distributor Agreement with the Company in several respects, and that if the distributor does not cure the breaches the Agreement may be terminated.  The distributor has informed the Company that it believes the Company’s interpretations of the Agreement are incorrect.  If the parties are not able to resolve the dispute or negotiate a settlement to the dispute, the Distributor Agreement provides for binding arbitration in Boulder, Colorado.  If the dispute is not resolved in a timely manner or is resolved in a manner adverse to the Company, it will likely affect sales activity in the distributor’s territory.  While the Company believes the existing on-going revenues from the installed base of customers will not be affected, potential new sales to new hospitals in that distributor’s territory could be hindered. The distributor’s purchases represented approximately 10% of the Company’s revenue in FY2003 and 14% of the Company’s revenue in FY 2002.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a shareholder vote during the fourth quarter of the fiscal year ended March 31, 2003.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters.

The Company’s Common Stock is quoted on the Nasdaq Over The Counter Bulletin Board under the symbol ECSN. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The following table sets forth for the periods indicated, the high and low closing sale prices for the Common Stock:

	High	Low
Fiscal Year ended March 31, 2002
First Quarter through June 30, 2001	$2.05	$0.72
Second Quarter through September 30, 2001	3.25	2.00
Third Quarter through December 31, 2001	2.50	1.65
Fourth Quarter through March 31, 2002	5.00	2.15

Fiscal Year ended March 31, 2003
First Quarter through June 30, 2002	4.51	2.50
Second Quarter through September 30, 2002	3.40	2.15
Third Quarter through December 31, 2002	3.10	2.30
Fourth Quarter through March 31, 2003	3.23	2.51

As of March 31, 2003, there were approximately 125 holders of record of the Common Stock.  This number does not reflect stockholders who beneficially own Common Stock held in nominee or street name, which as of May 31, 2003, approximated 742 stockholders.

Dividend Policy

The Company has not paid cash dividends in the past and does not intend to pay cash dividends in the foreseeable future.  The Company presently intends to retain any cash generated from operations in the future for use in its business.

Equity Compensation Plan Information as of March 31, 2003

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	846,156	$1.53	102,525

Equity compensation plans not approved by security holders	—	—	—

Total	846,156	$1.53	102,525

Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Encision Inc. is a medical device company with innovative technology that is emerging as a standard of care in minimally-invasive surgery.  The Company believes its patented AEM® Surgical Instrument technology is changing the marketplace for electrosurgical devices and instruments for minimally-invasive surgery by providing a solution to a well-documented patient safety risk.

The Company manufactures and markets patented surgical instruments that provide greater safety and efficacy to patients who undergo minimally invasive surgery (“MIS”).  Stray electrosurgical current has been shown to cause unintended and unseen burn injury to the patient, which may result in prolonged hospitalization or death.  This well-documented patient safety risk can be addressed with the Company’s AEM Surgical Instruments.  Management believes that Encision’s patented AEM instruments offer surgeons significant advantages compared to conventional electrosurgical instruments because of their ability to continually and dynamically monitor for stray electrical energy during MIS procedures.  The Company has obtained patent protection for its products’ core ‘shielding and monitoring’ technology built into the AEM instrument product line.

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

Adding further credibility to the benefits of Encision’s AEM technology are the Company’s supplier agreements with Novation and Premier, the two largest Group Purchasing Organizations (GPO), entered into in 2002.  Together, Novation and Premier represent over 3,000 hospitals and over 50% of all surgeries in the U.S.  Management believes that these GPO supplier agreements provide further evidence that AEM technology is gaining broader acceptance in the market.  Management believes that having the nation’s leading medical purchasing groups recognize the value of the Company’s technology reflects the potential impact that AEM instruments products can have in the market and in advancing patient safety in surgery nationwide. These agreements do not involve purchase commitments but these relationships expand the market visibility of AEM technology and smooth the procurement and conversion process for new hospital customers.

More than two and a half million laparoscopic surgical procedures are performed annually in the United States and reports estimate that over 75% of surgeons utilize electrosurgical instruments.  Conversion by a hospital to AEM technology results in recurring revenue from sales of replacement instruments. In fiscal 2003, the Company retained over 95% of customers who had converted to AEM technology in fiscal 2002. Management believes this indicates strong customer satisfaction and is further supported by the fact that there is no directly competing technology to supplant AEM products once the hospital has converted.  The replacement market of reusable and disposable AEM products in converted hospitals represents over 65% of Encision’s revenue and this revenue stream is expected to grow as the base of newly converted hospitals continues to grow.

Outlook

Certain statements contained in this section on Outlook are not historical facts, including statements about the Company’s strategies and expectations about new and existing products, market demand, acceptance of new and existing products, technologies and opportunities, market and industry segment growth, and return on investments in products and markets.  These statements are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward looking statements.  All forward looking statements in this section on Outlook are based on information available to the Company on the date of this document, and the Company assumes no obligation to update such forward looking statements.  Readers of this Form 10-KSB are strongly encouraged to review the section entitled “Factors Which May Affect Future Performance and Financial Condition”.

Installed Base of AEM Monitoring Equipment:  The Company believes that the installed base of AEM monitors has the potential for increasing as the inherent risks associated with monopolar laparoscopic electrosurgery become more widely acknowledged and as the network of independent sales representatives becomes more adept at selling the AEM products to our customers. The Company expects that the replacement sales of electrosurgical instruments and accessories will increase as additional hospitals are converted to AEM technology. The Company believes that the measures taken to improve the quality of sales representatives carrying the AEM product line, along with increased marketing efforts and the introduction of new products, may provide the basis for increased revenue and continuing profitable operations.  However these measures, or any others that the Company may adopt, may not result in either increased revenue or continuing profitable operations.

Possibility of Continued Operating Losses:  Until fiscal 2003, the Company had incurred losses from operations since inception and has an accumulated deficit of $15,261,336 as of March 31, 2003. The Company has made significant strides toward improving its operating results and $442,315 of cash was provided by the Company’ operating activities in fiscal 2003. However, due to the ongoing need to develop, optimize and train the sales distribution network and the need to increase sustained revenues to a level adequate to cover fixed and variable operating costs, the Company may operate at a net loss from time to time. The Company is evaluating various future funding options. However, management believes that its current cash on hand and working capital will be sufficient to fund operations through at least March 31, 2004.

Revenue Growth:  The Company expects to generate increased revenue in the U.S. from sales to new hospital customers as the network of independent sales representatives becomes more proficient and expands the number of hospital conversions to AEM Laparoscopic Instruments. The Company believes that the visibility and credibility of the independent clinical endorsements for the AEM technology will contribute to new hospital conversions and increased revenues in fiscal 2004.  The Company also expects that supplier agreements with Novation and Premier, which together represent over 3,000 U.S. hospitals, will expose more hospitals to the benefits of AEM technology and may stimulate new hospital conversions and increased revenues. The Company also expects to accelerate market share gains through promotional programs of placing Company-owned AEM monitors at no charge into hospitals that commit to standardize on AEM instruments.

Gross Profit and Gross Margins:  Gross profit and gross margin can be expected to fluctuate from quarter to quarter, as a result of product sales mix and sales volume. Gross margins on products manufactured or assembled by the Company are expected to improve at higher levels of production and sales.

Sales and Marketing Expenses: We continue our efforts to expand domestic and international distribution capability and we believe that sales and marketing expenses will decrease as a percentage of net revenue with increasing sales volume.

Research and Development Expenses: Research and development expenses are expected to increase modestly to support development of additions to our AEM product line, further expanding the instrument options for the surgeon. New additions to the AEM product line are planned for introduction in fiscal year 2004.

Results of Operations

Net revenue. Revenue for the fiscal year ended March 31, 2003 (“FY 03”) were $6,812,339, which represents an increase of 40% from the fiscal year ended March 31, 2002 (“FY 02”).

This increase is due to the conversion of over 120 new hospitals to AEM instruments, increasing the installed base of AEM users over 50%. The increasing exposure and credibility of the benefits of AEM technology, combined with improved sales and marketing efforts, contributed to a record number of new hospital conversions to AEM Laparoscopic Instruments. In addition, the Company benefited from a strong customer retention rate and recurring revenue stream from purchases of replacement instruments in existing accounts. In FY 03, the Company retained over 95% of customers who had converted to AEM technology in FY 02. Management believes that this indicates strong customer satisfaction and is further supported by the fact that there is no directly competing technology to supplant AEM products once the hospital has converted. The replacement market of reusable and disposable AEM products in converted hospitals represents over 65% of the Company’s revenue in FY 03 and FY 02 and this revenue stream is expected to grow as the base of converted hospitals continues to grow.  Market share gains were stimulated by promotional programs of placing Company-owned AEM Monitors at no charge into hospitals that commit to standardize on AEM instruments.

Revenue for FY 02 was $4,863,908, an increase of 61% from the fiscal year ended March 31, 2001 (“FY 01”). The increase in FY 02 revenue is attributable to the Company continuing to expand its product offering and improve its sales and marketing efforts which resulted in the conversion of new hospitals utilizing AEM technology.

Gross profit. Gross profit in FY 03 was $4,040,370, which resulted in a gross margin of 59% of revenue. This was an improvement of $1,282,304 from FY 02 gross profit, and a two percentage point increase in gross margin. The increase was primarily the result of increased unit sales, resulting in increased utilization of fixed manufacturing overhead and headcount. Also contributing were manufacturing and purchasing efficiencies implemented during the year.  A predictable product usage rate in existing accounts allows for improvement in manufacturing and purchasing efficiencies.  Small price increases on selected products had a minor effect on the gross margin improvements.  For FY 03, the Company provided $306,318 (cost) of Company-owned AEM Monitors at no charge to newly converted hospitals as part of a sales incentive program, whereas in previous years the Company had either sold the monitors or given them to the customer at no charge.  While the Company maintains ownership of these units, and bears the risk of their loss, this new program has allowed the Company to more quickly penetrate certain customer opportunities.  These units are depreciated using accelerated methods over their useful lives, and such depreciation is recorded as a cost of sale.

Gross profit in FY 02 was $2,758,066, which resulted in a gross margin of 57% of revenue. This was an improvement of $1,125,310 from FY 01 gross profit, and a three percentage point increase in gross margin. The increase was primarily the result of increased unit sales, resulting in increased utilization of fixed manufacturing overhead and headcount. Also contributing were manufacturing and purchasing efficiencies implemented during the year.  A predictable product usage rate in existing accounts allowed for improvement in manufacturing and purchasing efficiencies.  Small price increases on selected products had a minor effect on the gross margin improvements.

Sales and marketing expenses. Sales and marketing expenses were $2,488,120 in FY 03, an increase of 42% from FY 02. The increase was primarily a result of an increase in variable sales commissions on higher revenue. The Company achieved a 40% increase in revenue and a corresponding 42% increase in sales and marketing expenses. The Company’s marketing efforts continued to focus on educating affected constituencies, which has resulted in garnering independent endorsements for AEM technology, and promoting these recommendations in the marketplace.

Sales and marketing expenses were $1,752,238 in FY 02, an increase of 17% from FY 01. The increase was a result of an increase of variable sales commissions on higher revenues. The Company achieved a 61% increase in revenues with only a 17% increase in sales and marketing expenses.

General and administrative expenses. General and administrative expenses were $841,453 in FY 03, an increase of 6% from FY 02.  The increase was a result of salary increases offset by management expense controls.

General and administrative expenses were $790,607 in FY 02, an increase of 3% from FY 01, primarily the result of salary increases offset by management expense controls.

Research and development.  Research and development expenses were $502,939 in FY 03, an increase of 13% from FY 02. The increase is a result of added headcount and the costs associated with initiatives to address design, manufacturing and cost improvements. Research and development expenses were $445,843 in FY 02, a decrease of 3% from FY 01. This decrease is due to expense controls and management’s commitment to focus on specific AEM-related projects that could provide increasing revenues.

Net income and loss. Net income in FY 03 of $214,342 represented an increase of $429,919 compared to FY 02 loss of $215,577.  This improvement was due to the Company successfully following its strategic business plan and achieving new business through the conversion of new hospitals to AEM technology, as well as increased sales of replacement products to existing customers. The Company achieved a significant increase in revenue and gross margin while maintaining operating expenses at prudent levels. Management believes the execution of its business plan in FY 03 was successful, resulting in notable improvement in the various operating indicators, e.g. revenue increased 40%, gross profit increased 46% and gross profit margin improved from 57% to 59%.  Operating expenses, calculated as a percentage of revenue, were reduced, and yet the Company was able to maintain progressive activities in the marketplace.  The first-time achievement of net income and positive cash flow in fiscal year 2003 is a significant milestone for the Company.

Net loss in FY 02 of $215,577 was a decrease of $774,875 (78%) compared to FY 01 due to the Company successfully following its strategic business plan and achieving new business through the conversion of additional hospitals to AEM technology, as well as increased sales to existing customers. The Company achieved a significant increase in revenue and gross margin while maintaining operating expenses at prudent levels. Management believes implementation of strategic operational changes in FY 02 was successful, resulting in notable improvement in the various operating indicators, e.g., revenue increased 61%, gross profit increased 69% and gross profit margin improved from 54% to 57%.  Operating expenses, calculated as a percentage of revenue, were significantly reduced.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by sales of common stock and warrants to purchase the Company’s common stock, which totaled $17,267,684 through March 31, 2003, and, to a lesser degree, funds provided by sales of the Company’s products. The Company’s operations generated $442,315 of cash in FY 03 on sales of $6,812,339, used $276,354 of cash in FY 02 on sales of $4,863,908 and used $1,462,439 in FY 01 on sales of $3,017,384.  In previous years the use of cash in our operations resulted primarily from the funding of the Company’s annual net losses. These amounts of cash generated from and used in operations are not indicative of the expected cash to be generated from or used in operations in FY 04. As of March 31, 2003, the Company had $585,552 in cash and cash equivalents available to fund future operations. Working capital was $1,596,831 at March 31, 2003 compared to $1,604,008 at March 31, 2002.  Current liabilities were $926,781 at March 31, 2003, compared to $640,758 at March 31, 2002, which reflected the Company’s increased volume of business activity.  Increases in accounts payable, accrued compensation and accrued liabilities in fiscal 2003 vs. fiscal 2002 were principally the result of the Company’s increased volume of business activity.

During FY 03, we achieved annual net income and positive cash flow for the first time in the history of the Company. We continued our aggressive marketing and sales plan and these efforts resulted in continued revenue increases. We believe that revenue increases combined with controlled operating expenses and increased gross profit margins, if achieved, will contribute to ongoing net income and conserve cash resources.

Capital expenditures in fiscal 2003 ($344,495) result primarily from the capitalization of AEM monitors placed in hospitals under various promotional programs. Placing Company-owned AEM monitors into hospitals at no charge to facilitate their use of AEM instruments is an initiative to accelerate new hospital conversions to AEM instruments. Under these promotional programs the Company maintains ownership of the AEM monitor and the cost is capitalized and depreciated as cost of sales over the projected five year life of the asset.  The increase in capital expenditures to $344,495 in FY 03 versus $7,349 in FY 02 and $27,402 in FY 01 is primarily due to the capitalization of AEM monitors placed in hospitals under these various promotional programs.

Our FY 04 operating plan is focused on growing revenue, increasing gross profits and conserving cash. We can not predict with certainty the expected revenue, gross profit, net income or loss and usage of cash and cash equivalents for FY 04. However, we believe that its cash resources will be sufficient to fund its operations for at least the next twelve months under its current operating plan.  If we are unable to manage the business operations in line with its budget expectations, it could have a material adverse effect on the Company’s business viability, financial position, results of operations and cash flows. Further, if we are not successful in  sustaining profitability and remaining at least cash flow break-even, additional capital will be required to maintain ongoing operations.

We have explored and are continuing to explore options to provide additional financing to fund future operations as well as other possible courses of action. Such actions include, but are not limited to, securing a line of credit, sales of debt or equity securities (which may result in dilution to existing shareholders), licensing of technology, strategic alliances and other similar actions. There can be no assurance that the Company will be able to obtain additional funding through a sale of its common stock or loans from financial institutions or other third parties or through any of the actions discussed above. If we cannot sustain profitable operations and additional capital is unavailable, its lack of liquidity could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

We believe the unique performance of the AEM technology and its breadth of independent endorsements provides an opportunity for continued market share growth.  We believe that the market awareness of the AEM technology and its endorsements is continually improving and that this will benefit the sales efforts in FY 04.  We believe that the Company enters FY 04 having achieved improvements in sales infrastructure, product line expansion and the clinical credibility of its technology.  Our objective in FY 04 is to maintain expense controls while optimizing sales execution in the field, expand market awareness of the AEM technology and maximize the number of additional hospital conversions to AEM instruments.

Income Taxes

As of March 31, 2003, net operating loss carryforwards totaling approximately $12,300,000 are available to reduce taxable income in the future. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the year 2011. The Company has not paid income taxes since its inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year, if certain events occur, including changes in ownership interests. The Company has established a valuation allowance for the entire amount of its deferred tax asset since inception due to its history of losses.  During FY 03 the Company utilized net operating loss carryforwards to entirely offset its tax liability.  As a result, no tax provision is reflected in the accompanying statements of operations.  Should the Company achieve sufficient, sustained income in the future, the Company may conclude that some or all of the valuation allowance should be reversed.

Contractual Obligations

For more information on the Company’s contractual obligations on operating leases, refer to Note 4 of Financial Statements.  At March 31, 2003, the Company’s commitments under these obligations were as follows:

Operating Leases

Year ended March 31,

2004

$

111,572

2005

66,955

$

178,527

Aside from the operating lease commitments, the Company does not have any material contractual commitments requiring settlement in the future.

Critical Accounting Policies and Estimates

Our discussion and analysis of its financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, sales returns, warranty, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  We believe the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which would increase our expenses during the periods in which any such allowances were made.  The amount recorded as a provision for bad debt in each period is based upon our assessment of the likelihood that we will be paid on our outstanding receivables, based on customer-specific as well as general considerations.  To the extent that our estimates prove to be too high, and we ultimately collect a receivable previously determined to be impaired, we may record a reversal of the provision in the period of such determination.

We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, we have experienced some costs related to warranty.  The warranty accrual is based upon historical experience and is adjusted based on current experience. Should actual warranty experience differ from our estimates, revisions to the estimated warranty liability would be required.

We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Any write-downs of inventory would reduce our reported net income during the period in which such write-downs were applied.  To the extent that our estimates prove to be too high, and we ultimately utilize or sell inventory previously determined to be impaired, we may record a reversal of the provision in the period of such determination.

We recognize deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized. Should we achieve sufficient, sustained income in the future, we may conclude that all or some of the valuation allowance should be reversed

We depreciate our property and equipment primarily on a double-declining basis over the estimated useful life of the asset, generally three to five years. The Company-owned, consignment AEM Monitors are depreciated on a double-declining basis for a period of 5 years. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized.

We amortize our patent costs over their estimated useful lives, which is typically the remaining statutory life.  From time to time, we may be required to adjust these lives based on advances in technology, competitor actions, and the like.  We review the recorded amounts of patents at each period end to determine if their carrying amount is still recoverable based on our expectations regarding sales of related products.  Such an assessment, in the future, may result in a conclusion that the assets are impaired, with a corresponding charge against earnings.

Factors Which May Affect Future Performance and Financial Condition:

You should carefully consider the risk factors described below. If any of the following risk factors actually occur, the Company’s business, prospects, financial condition or results of operations would likely suffer. In such case, the trading price of the Company’s common stock could fall resulting in the loss of all or part of your investment. You should look at all these risk factors in total. Some risk factors may stand on their own. Some risk factors may affect (or be affected by) other risk factors. You should not assume the Company has identified these connections. You should not assume that the Company will always update these and future risk factors in a timely manner. The Company is not undertaking any obligation to update these risk factors to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Among the factors that could cause future results and financial condition to be materially different from expectations are:

1.                                      Our products may not be accepted by the market.  The success of our products and our financial condition depends on the acceptance of AEM products by the medical community in commercially viable quantities during fiscal year 2004 and beyond. We cannot predict how quickly or how broadly AEM products will be accepted by the medical community. We need to continually educate the marketplace about the potential hazards involved in the use of conventional electrosurgical products during minimally-invasive surgical procedures and the expected benefits associated with the use of AEM products. If we are unsuccessful in educating the marketplace about our technology and the hazards of conventional instruments, we will not create sufficient demand by hospitals and surgeons for AEM products and our financial condition, results of operations and cash flows could be adversely affected.

2.                                      We need to continually develop and train our network of independent sales representatives and expand our distribution efforts in order to be successful. Our attempts to develop and train a network of independent sales representatives in the U.S. and to expand our international distribution efforts may take longer than expected and may result in considerable amounts of retraining effort as the independent sales organizations change their product lines and personnel. We may not be able to obtain full coverage of the U.S. by independent sales representatives as quickly as anticipated. The independent sales representative network has inherent flaws and inefficiencies, which can include conflicts of interest and competing products.  Optimizing the quality of the network and the performance of independent sales representatives in the U.S. is an ongoing challenge. We may also encounter difficulties in developing our international presence due to regulatory issues and our ability to successfully develop international distribution options.  Our inability to expand our network of independent sales representatives and optimize their performance could adversely affect our financial results.

3.                                      We may need additional funding to support our operations.  We were formed in 1991 and have incurred losses of over $15 million since that date. We have primarily financed research, development, and operational activities with sales of our common stock. At March 31, 2003, we had $585,552 in cash available to fund future operations. We believe that we can maintain profitable operations in FY 2004 but there is no guarantee of our ability to do so.  We may also find ourselves at a competitive disadvantage due to our constrained liquidity.

4.                                      We may not be able to compete successfully against current manufacturers of conventional (“unshielded, unmonitored”) electrosurgical instruments or against competitors who manufacture products that are based on surgical technologies that are alternatives to monopolar electrosurgery.  The electrosurgical products market is intensely competitive. We expect that manufacturers of “unshielded, unmonitored” electrosurgical instruments will resist any loss of market share that might result from the presence of our “shielded and monitored” instruments in the marketplace. We also believe that manufacturers of products that are based upon surgical technologies that are alternatives to monopolar electrosurgery are our competitors. These technologies include bipolar electrosurgery, the harmonic scalpel and lasers. The alternative technologies may gain market share and new competitive technologies may be developed and introduced. Most of our competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources. Most of our competitors also currently have substantial installed customer bases in the medical products market and have significantly greater market recognition. As a result of these factors, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products. It is possible that new competitors or new alliances among competitors may emerge and rapidly acquire significant market share. The competitive pressures we face may materially adversely affect our financial position, results of operations and cash flows, and this may hinder our ability to respond to competitive threats.

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

6.                                      If government regulations change or if we fail to comply with existing and/or new regulations, we might miss market opportunities and experience increased costs and limited growth.  The research, manufacturing, marketing and distribution of our products in the United States and other countries is subject to extensive regulation by numerous governmental authorities including, but not limited to, the Food and Drug Administration. Under the Federal Food, Drug and Cosmetic Act, medical devices must receive clearance from the Food and Drug Administration through the Section 510(k) pre-market notification process or through the more lengthy pre-market approval process before they can be sold in the United States. The process of obtaining required regulatory approvals is lengthy and has required the expenditure of substantial resources. There can be no assurance that we will be able to continue to obtain the necessary approvals. As part of our strategy, we also intend to pursue commercialization of our products in international markets. Our products are subject to regulations that vary from country to country. The process of obtaining foreign regulatory approvals in certain countries can be lengthy and require the expenditure of substantial resources. We may not be able to obtain necessary regulatory approvals or clearances on a timely basis or at all, and delays in receipt of or failure to receive such approvals or clearances, or failure to comply with existing or future regulatory requirements would have a material adverse effect on our financial position, results of operations and cash flows.

7.                                      If we fail to comply with the extensive regulatory requirements governing the manufacturing of our products, we could be subject to fines, suspensions or withdrawals of regulatory approvals, product recalls, suspension of manufacturing, operating restrictions and/or criminal prosecution. The manufacturing of our products is subject to extensive regulatory requirements administered by the Food and Drug Administration and other regulatory bodies. Inspection of our manufacturing facilities and processes can be conducted at any time, without prior notice, by the agencies. In addition, future changes in regulations or interpretations made by the Food and Drug Administration or other regulatory bodies, with possible retroactive effect, could adversely affect us. Changes in existing regulations or adoption of new regulations or policies could prevent us from obtaining, or affect the timing of, future regulatory approvals or clearances. We may not be able to obtain necessary regulatory approvals or clearances on a timely basis in the future, or at all. Delays in receipt of, failure to receive such approvals or clearances and/or failure to comply with existing or future regulatory requirements, would have a material adverse effect on our financial position, results of operations and cash flows.

8.                                      Our current patents, trade secrets and know-how may not provide a competitive advantage, the pending applications may not result in patents being issued, and our competitors may design around any patents issued to us. Our success will continue to depend in part on our ability to maintain patent protection for our products and processes, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. We have four issued U.S. patents on several technologies embodied in our AEM Monitoring System, AEM Instruments and related accessories and we have applied for additional U.S. patents. In addition, we have four issued foreign patents. The validity and breadth of claims coverage in medical technology patents involve complex legal and factual questions and may be highly uncertain. Also, patents may not protect our proprietary information and know-how or provide adequate remedies for us in the event of unauthorized use or disclosure of such information, and others may be able to develop, independently, such information. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation may be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us, to defend us against claimed infringement of the rights of others or to determine the ownership, scope or validity of our proprietary rights or those of others. Any such claims may require us to incur substantial litigation expenses and to divert substantial time and effort of management personnel and could substantially decrease the amount of capital available for our operations. An adverse determination in litigation involving the proprietary rights of others could subject us to significant liabilities to third parties, could require us to seek licenses from third parties, and could prevent us from manufacturing, selling or using our products. The occurrence of any such actual or threatened litigation or the effect on our business of such litigation may materially adversely affect our financial position, results of operations and cash flows.  Additionally, our assessment that a patent is no longer of value could result in a significant charge against our earnings.

9.                                      We depend on single source suppliers for certain of the key components and sub-contractors to provide much of our products used in the manufacturing of our products.  The loss of a supplier or limitation in supply from existing suppliers could have a material adverse effect on our ability to manufacture our products until a new source of supply is located. Although we believe that there are alternative suppliers, any interruption in the supply of key components could have a material adverse effect on us. A sudden increase in customer demand may create a backorder situation as lead times for some of our critical materials are in excess of 12 weeks. We rely on subcontractors to provide products, either in the form of finished goods or sub-assemblies that we then assemble and test. While these sub-contractors reduce our total cost of manufacturing, they may not be as responsive to increased demand as we would be if we had our manufacturing capacity entirely in-house, which may limit our growth strategy and revenues.

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

11.                               Our common stock is thinly traded, the prices at which it trades are volatile and the buying or selling actions of a few shareholders may adversely affect our stock price.   We have a public float of 2,457,358 shares or 45% of the outstanding common stock. The average number of shares traded in any given day over the past year has been relatively small compared to the public float. Thus, the actions of a few shareholders either buying or selling shares of our common stock may adversely affect the price of the shares. Historically, the over-the-counter markets for securities such as our common stock have experienced extreme price and volume fluctuations that do not necessarily relate to operating performance.

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

13.                               We depend on revenue from some major customers.  We depend on revenue that is generated from hospitals’ ongoing usage of the AEM surgical instruments. In FY 2003, we generated revenue from over 300 hospitals that have converted to AEM products, but no hospital customer contributed more than 3% to the total revenues. We utilize a small number of stocking distributors, which sell AEM products to multiple hospital customers.  In FY 2003, we generated revenue of $721,687 (11%) and $701,689 (10%) from two of these distributors.  While it is infrequent that a hospital customer stops using AEM instruments after they convert, a loss of ongoing revenue from a hospital customer could have a material adverse effect on our revenues and cash flows.

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

Item 7.  Financial Statements and Supplementary Data.

The following financial statements are included in this Report:

Independent Auditors’ Report

The Board of Directors and Shareholders

Encision Inc.:

We have audited the accompanying balance sheet of Encision Inc. (a Colorado corporation) as of March 31, 2003, and the related statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Encision Inc. as of March 31, 2002, and for each of the two years in the period then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated May 3, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the fiscal 2003 financial statements referred to above present fairly, in all material respects, the financial position of Encision Inc. as of March 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Boulder, Colorado

May 2, 2003

Report of Independent Public Accountants

To Encision Inc.:

We have audited the accompanying balance sheets of ENCISION INC. (a Colorado corporation) as of March 31, 2002 and 2001, and the related statements of operations, shareholders’ equity and cash flows for each of the three fiscal years in the period ended March 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Denver, Colorado,
May 3, 2002.

The report of Arthur Andersen LLP (Andersen) is a copy of a report previously issued by Andersen on May 3, 2002. We have not been able to obtain a re-issued report from Andersen, as Andersen has ceased operations. As a result, Andersen has not consented to the inclusion of its report in this Annual Report on Form 10-KSB. The report of Andersen refers to a balance sheet as of March 31, 2001 and statements of operations, shareholders’ equity and cash flows for the year ended March 31, 2000 not included herein. Because Andersen has not consented to the inclusion of its report in this Annual Report on Form 10-KSB, it may be more difficult for you to seek remedies against Andersen and your ability to seek relief against Andersen may be impaired. The financial statements have been revised to reflect the changed composition of the Company’s reportable segments for the years ended December 31, 2001 and 2000 to conform to the 2002 composition of reportable segments.

ENCISION INC.

BALANCE SHEETS

	March 31,
	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$585,552	$500,988
Accounts receivable, net of allowance for doubtful accounts of $25,000 (2003) and $16,000 (2002)	959,808	824,459
Inventories, net of reserve for obsolescence of $68,000 (2003) and $60,000 (2002)	931,323	856,784
Prepaid expenses	46,929	62,535
Total current assets	2,523,612	2,244,766
EQUIPMENT, at cost:
Furniture, fixtures and equipment	818,392	780,278
Customer-site equipment	306,381	—
Less- accumulated depreciation	(858,144)	(755,636)
Equipment, net	266,629	24,642

PATENTS, net of accumulated amortization of $55,871 (2003) and $34,147 (2002)	129,916	131,065

OTHER ASSETS	12,972	12,972
Total assets	$2,933,129	$2,413,445

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$416,848	$273,933
Accrued compensation	150,607	143,586
Other accrued liabilities	359,326	223,239
Total current liabilities	926,781	640,758
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized, 5,430,026 (2003) and 5,414,532 (2002) shares issued and outstanding	17,267,684	17,248,365
Accumulated deficit	(15,261,336)	(15,475,678)
Total shareholders’ equity	2,006,348	1,772,687
Total liabilities and shareholders’ equity	$2,933,129	$2,413,445

The accompanying notes to financial statements are an integral part of these balance sheets.

ENCISION INC.

STATEMENTS OF OPERATIONS

	For The Fiscal Years Ended March 31,
	2003	2002	2001

REVENUE, NET	$6,812,339	$4,863,908	$3,017,384

COST OF SALES	2,771,969	2,105,842	1,384,628
Gross profit	4,040,370	2,758,066	1,632,756
OPERATING EXPENSES:
Sales and marketing	2,488,120	1,752,238	1,492,860
General and administrative	841,453	790,607	764,029
Research and development	502,939	445,843	458,091
Total operating expenses	3,832,512	2,988,688	2,714,980
INCOME (LOSS) FROM OPERATIONS	207,858	(230,622)	(1,082,224)

OTHER INCOME (EXPENSE):
Interest income	4,059	18,939	45,525
Other income (expense)	2,425	(3,894)	46,247
NET INCOME (LOSS)	$214,342	$(215,577)	$(990,452)
NET INCOME (LOSS) PER SHARE
Basic net income (loss) per common share	$0.04	$(0.04)	$(0.18)

Diluted net income (loss) per common share	$0.04	$(0.04)	$(0.18)

Weighted average shares used in computing basic net income (loss) per common share	5,424,038	5,405,856	5,389,174

Weighted average shares used in computing diluted net income (loss) per common share	5,888,205	5,405,856	5,389,174

The accompanying notes to financial statements are an integral part of these statements.

ENCISION INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

FOR THE FISCAL YEARS ENDED MARCH 31, 2003, 2002 AND 2001

	Common Stock		Warrants For Common Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Comprehensive Income (Loss)	Total
	Shares	Amount
BALANCES, March 31, 2000	5,383,507	$16,941,317	$290,400	$(48,642)	$(14,269,649)		$2,913,426

Exercise of stock options	13,000	4,225	—	—	—		4,225
Short-term investment valuation	—	—	—	48,642	—	$48,642	48,642
Net loss	—	—	—	—	(990,452)	(990,452)	(990,452)
BALANCES, March 31, 2001	5,396,507	16,945,542	290,400	—	(15,260,101)	$(941,810)	1,975,841

Exercise of stock options	18,025	12,423	—	—	—		12,423
Expiration of warrants	—	290,400	(290,400)	—	—	—
Net loss	—	—	—	—	(215,577)	$(215,577)	(215,577)
BALANCES, March 31, 2002	5,414,532	17,248,365	—	—	(15,475,678)	$(215,577)	1,772,687

Stock-based compensation	—	12,000	—	—	—		12,000
Exercise of stock options	15,494	7,319	—	—	—		7,319
Net income	—	—	—	—	214,342	$214,342	214,342
BALANCES, March 31, 2003	5,430,026	$17,267,684	$—	$—	$(15,261,336)	$214,342	$2,006,348

The accompanying notes to financial statements are an integral part of these statements.

ENCISION INC.

STATEMENTS OF CASH FLOWS

	For The Fiscal Years Ended March 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$214,342	$(215,577)	$(990,452)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
Depreciation and amortization	124,232	71,128	130,034
Amortization of discount, net	—	—	(9,226)
Inventory reserves	8,000	5,000	(90,000)
Provision for (recovery of) bad debts	12,000	(5,000)	14,000
Stock-based compensation	12,000	—	—
Gain on sale of short-term investments	—	—	(46,916)
Changes in operating assets and liabilities-
Accounts receivable	(147,349)	(109,862)	(437,570)
Inventories	(82,539)	(94,792)	(82,478)
Prepaid expenses and other assets	15,606	(21)	(39,834)
Accounts payable	142,915	46,527	47,439
Accrued compensation and other accrued liabilities	143,108	26,243	52,664
Other liabilities	—	—	(10,100)
Net cash provided by (used in) operating activities	442,315	(276,354)	(1,462,439)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of short-term investments	—	—	1,832,264
Capital expenditures	(344,495)	(7,349)	(27,402)
Patent costs	(20,575)	(19,147)	(1,706)
Net cash provided by (used in) investing activities	(365,070)	(26,496)	1,803,156
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	7,319	12,423	4,225
Net cash provided by financing activities	7,319	12,423	4,225

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	84,564	(290,427)	344,942

CASH AND CASH EQUIVALENTS, beginning of year	500,988	791,415	446,473
CASH AND CASH EQUIVALENTS, end of year	$585,552	$500,988	$791,415

The accompanying notes to financial statements are an integral part of these statements.

ENCISION INC.

NOTES TO FINANCIAL STATEMENTS

(1)                                  ORGANIZATION AND NATURE OF BUSINESS

Encision Inc. (the “Company”) is a medical device company that designs, develops, manufactures and markets patented surgical instruments that provide greater safety to patients undergoing minimally-invasive surgery.  The Company believes its patented AEM® surgical instrument technology is changing the marketplace for electrosurgical devices and instruments by providing a solution to a well-documented risk in laparoscopic surgery.  The Company’s sales to date have been made principally in the United States.

The Company achieved profitable operations in fiscal 2003 but prior to that had incurred losses since its inception and has an accumulated deficit of $15,261,336 at March 31, 2003. Operations have been financed primarily through issuance of common stock. The Company’s liquidity has substantially diminished because of such continuing operating losses and the Company may be required to seek additional capital in the future.

During fiscal year 2003, the Company achieved annual net income and positive cash flow for the first time in its history.  The Company’s strategic marketing and sales plan is designed to expand the use of the Company’s products in surgically active hospitals in the United States.  Management expects these efforts to result in continued revenue increases for fiscal 2004 which, combined with planned controlled operating expenses and consistent gross profit margins, are expected to maintain profitable operations and conserve the Company’s cash resources.

The Company believes that its cash and working capital resources will be sufficient to fund its operations through March 31, 2004.  If the Company is not successful during fiscal 2004 in sustaining profitability and positive cash flow, additional capital resources may be required.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and short-term trade receivables and payables.  The carrying values of cash and cash equivalents and short-term receivables and payables approximate their fair value due to their short maturities.

Concentration of Credit Risk

The Company has no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with two financial institutions in the form of demand deposits and money market funds.

Accounts receivables are typically unsecured and are derived from transactions with and from entities in the healthcare industry primarily located in the United States.  Accordingly, the Company may be exposed to credit risk generally associated with the healthcare industry.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.

A summary of the Company’s bad debt activity for the fiscal year ended March 31, 2003 is as follows:

Balance, as of March 31, 2002	$16,000
Expense	12,000
Write-offs	(3,000)
Balance, as of March 31, 2003	$25,000

The net accounts receivable balance at March 31, 2003 of $959,808 included $227,178, or approximately 24%, from one distributor. The net accounts receivable balance at March 31, 2002 of $824,459 included $196,123, or approximately 24%, from one distributor.

Warranty Accrual

The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is based upon historical experience and is also affected by product failure rates and material usage incurred in correcting a product failure. Should actual product failure rates or material usage costs differ from the Company’s estimates, revisions to the estimated warranty liability would be required. A summary of the Company’s warranty claims activity for the fiscal year ended March 31, 2003 is as follows:

Balance, as of March 31, 2002	$81,000
Expense	146,101
Claims	(74,601)
Balance, as of March 31, 2003	$152,500

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. The Company reduces inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At March 31, 2003 and 2002, inventory consisted of the following:

	2003	2002
Raw materials	$627,243	$633,358
Finished goods	372,080	283,426
	999,323	916,784
Less - Reserve for obsolescence	(68,000)	(60,000)
	$931,323	$856,784

A summary of the Company’s inventory reserve for obsolescence activity for the fiscal year ended March 31, 2003 is as follows:

Balance, as of March 31, 2002	$60,000
Expense	8,000
Write-offs	0
Balance, as of March 31, 2003	$68,000

Property and Equipment

Property and equipment are stated at cost, with depreciation computed primarily on a double-declining basis over the estimated useful life of the asset, generally three to five years. Company-owned AEM Monitors at customer sites are depreciated on a double-declining basis for a period of 5 years. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized.

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

Patents

The costs of applying for patents are capitalized and amortized on a straight-line basis over the lesser of the patent’s economic or legal life (17 years in the United States). Capitalized costs are expensed if patents are not granted. The Company reviews the carrying value of its patents periodically to determine whether the patents have continuing value and such reviews could result in the conclusion that the recorded amounts have been impaired.

Accrued Liabilities

The Company has accrued $152,500 related to warranty claims and $96,377 related to sales commissions and has included these amounts in accrued liabilities in the accompanying balance sheets as of March 31, 2003.  At March 31, 2002, the Company accrued $81,000 related to warranty claims and $51,724 related to sales commissions and included these amounts in accrued liabilities in the balance sheets as of March 31, 2002.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. SFAS No. 109 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards.  Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized.  During FY 03 the Company utilized net operating loss carryforwards to entirely offset its tax liability.  As a result, no tax provision is reflected in the accompanying statements of operations.  Should the Company achieve sufficient, sustained income in the future, the Company may conclude that some or all of the valuation allowance should be reversed (Note 5).

Revenue Recognition

Revenue from product sales is recorded when the Company ships the product and title has passed to the customer, provided that the Company has evidence of a customer arrangement and can conclude that collection is probable. The Company’s shipping policy is FOB Shipping Point.  The Company recognizes revenue from sales to stocking distributors when there is no right of return, other than for normal warranty claims.  The Company has no ongoing obligations related to product sales, except for normal warranty.

Research and Development Expenses

The Company expenses research and development costs for products and processes as incurred.

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations in accounting for stock options granted to employees.  If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company’s net income or loss and pro forma net income or loss per basic and diluted common share would have been reported as follows:

	Fiscal Year Ended March 31,
	2003	2002	2001
Net Income (Loss)
As Reported	$214,342	$(215,577)	$(990,452)
Stock-based compensation based upon estimated fair values	(133,420)	(130,920)	(106,712)
Pro forma	$80,922	$(346,497)	$(1,097,164)
Pro Forma Net Income (Loss) Per Basic and Diluted Common Share
As Reported	$0.04	$(0.04)	$(0.18)
Pro Forma	$0.01	$(0.06)	$(0.20)

Comprehensive Income (Loss)

The Company has adopted the provisions of SFAS No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”).  SFAS No. 130 establishes standards for reporting and display of comprehensive income or loss and its components in a full set of general-purpose financial statements. Other comprehensive income is reported in the Statements of Shareholders’ Equity and consists of adjustments to the fair value of short-term investments.

Segment Reporting

The Company has concluded that it has one operating segment.

Basic and Diluted Income and Loss per Common Share

Net income or loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net income or loss per common share is computed by dividing net income or loss for the period by the weighted average number of common shares outstanding for the period. Diluted net income or loss per common share is computed by dividing the net income or loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. As a result of the Company’s net losses in fiscal years 2002 and 2001, all potentially dilutive securities in the loss years would be anti-dilutive and were excluded from the computation of diluted loss per share, and there are no differences between basic and diluted per share amounts for all prior years presented.  Options to purchase 64,158, 859,150 and 826,200 shares of common stock were excluded from dilutive stock options calculations for fiscal years 2003, 2002 and 2001 respectively, as their inclusion would be antidilutive.  In addition, during fiscal years 2002 and 2001, the Company had warrants to purchase 120,000 shares of the Company’s common stock outstanding, which were excluded from the dilutive stock options calculations for those respective years as their inclusion would be antidilutive.  These warrants expired in fiscal year 2002.

The following is a table that reconciles the numerators and denominators of the basic and diluted earnings per share:

	For the Fiscal Year Ended March 31, 2003
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income
Basic EPS
Income available to common stockholders	$214,342	5,424,038	$0.04

Effect of Dilutive Securities
Stock Options		464,167
Diluted EPS
Income available to common stockholders + dilutive securities	$214,342	5,888,205	$0.04

Recently Issued Accounting Standards

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144).  SFAS No. 144 establishes a single accounting model for long- lived assets to be disposed of by sale and requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on April 1, 2002, and the adoption did not have a material impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS No. 148”), which (i) amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation (ii) amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and (iii) amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. Items (ii) and (iii) of the new requirements in SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. We have included the requirements of item (ii) in Note 2 in the Notes to Financial Statements and will include the requirements of item (iii) beginning in our first quarter of 2004.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which requires that, for guarantees within the scope of FIN 45 issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be recognized. FIN 45 does not apply to certain guarantee contracts, such as for a lessee’s residual value guarantee embedded in a capital lease. FIN 45 also requires additional disclosures in financial statements for periods ending after December 15, 2002, which we have adopted. However, as of March 31, 2003, we believe that, other than product warranty, we have no material items subject to the new disclosure requirements.

(3)                                  SHAREHOLDERS’ EQUITY

Stock Option Plan

The Company has adopted Stock Option Plans (the “Plans,” as summarized below) to promote the interests of the Company and its shareholders by helping the Company to attract, retain and motivate key employees and associates of the Company.  Under the terms of the Plans, the Board of Directors may grant either “nonqualified” or “incentive” stock options, as defined by the Internal Revenue Code and related regulations.  The purchase price of a nonqualified option may be less than the then fair market value of the stock. The purchase price of the shares subject to an incentive stock option will be the fair market value of the Company’s common stock on the date the option is granted.  Generally, vesting of stock options occurs such that 20% becomes exercisable one year after the date of grant and 20% becomes exercisable each year thereafter.  However, certain options vest after a specified period of time, and may be accelerated based on achieving specified events.  Generally, all stock options must be exercised within ten years from the date granted.

On February 14, 1991, the Board of Directors and the shareholders of the Company adopted a stock option plan (the “1991 Plan”) providing for grants of stock options, stock appreciation rights and/or supplemental bonuses to employees and directors of the Company who are also employees. The 1991 Plan permitted the granting of incentive and non-qualified stock options. As of March 31, 2003, options to purchase an aggregate of 275,762 shares of common stock (net of options canceled) had been granted pursuant to the 1991 Plan and 180,562 options had been exercised, leaving 95,200 still subject to exercise. The 1991 Plan expired on February 14, 2001 and no further stock options could be granted after that date.

On August 15, 1997, the shareholders of the Company approved the adoption of the 1997 Stock Option Plan (the “1997 Plan”) providing for grants of stock options and/or supplemental bonuses to employees and directors of the Company. The Plan permits the granting of incentive stock options and nonqualified stock options.

On July 24, 2002, the shareholders of the Company approved an amendment by the Board of Directors of the Company to increase the number of common shares reserved for issuance under the 1997 Plan by 100,000 shares, to a total of 900,000 shares of common stock subject to adjustment for dividend, stock split or other relevant changes in the Company’s capitalization. As of March 31, 2003, options to purchase an aggregate of 797,475 shares of Common Stock (net of options canceled) had been granted pursuant to the 1997 Plan and 46,519 options had been exercised.

Statement of Financial Accounting Standards No. 123

SFAS No. 123, “Accounting for Stock-Based Compensation,” defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS No. 123 allows the continued measurement of compensation cost for such plans using the intrinsic value method prescribed by APB No. 25, provided that pro forma disclosures are presented of net income or loss and net income or loss per common share, assuming the fair value based method of SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation plans for employees under APB No. 25; accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted during fiscal years 2003 and 2002, using the Black-Scholes option valuation model and the following weighted average assumptions:

	2003	2002	2001
Risk-free interest rate	2.82%	4.49%	6.43%
Expected lives	5.0 years	5.0 years	5.0 years
Expected volatility	195%	192%	178%
Expected dividend yield	0%	0%	0%

To estimate expected lives of options for this valuation, it was assumed options would be exercised upon becoming fully vested. All options are initially assumed to vest. Cumulative compensation cost recognized in pro forma net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture. The volatility of the stock is based on the historical volatility for the period that approximates the expected lives of the options being valued.  Fair value computations are highly sensitive to the volatility factor; the greater the volatility, the higher the computed fair value of options granted.

The total fair value of options granted was computed to be approximately  $100,157, $219,923 and $579,283 for the years ended March 31, 2003, 2002 and 2001, respectively. These amounts are amortized ratably over the vesting periods of the options.  Pro forma stock-based compensation, net of the effect of forfeitures, was $133,420, $130,920 and $106,712 for 2003, 2002 and 2001, respectively.

Weighted average shares used to calculate pro forma net income or loss per share were determined as described in Note 2, except in applying the treasury stock method to outstanding options, net proceeds assumed received upon exercise were increased by the amount of compensation cost attributable to future service periods and not yet recognized as pro forma expense.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. A summary of the Company’s stock option activity, and related information for each of the three fiscal years ended March 31, 2003 is as follows:

	Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value

BALANCE, as of March 31, 2000	497,200	$1.14

EXERCISABLE, as of March 31, 2000	102,584	$3.95

Granted	510,000	$1.22	$1.14
Exercised	(13,000)	$0.33
Forfeited	(168,000)	$0.40
BALANCE, as of March 31, 2001	826,200	$1.35

EXERCISABLE, as of March 31, 2001	173,571	$2.54

Granted	110,000	$2.07	$2.01
Exercised	(18,025)	$0.69
Forfeited	(59,025)	$0.95
BALANCE, as of March 31, 2002	859,150	$1.47

EXERCISABLE, as of March 31, 2002	581,067	$1.57

Granted	37,500	$2.75	$2.67
Exercised	(15,494)	$0.47
Forfeited	(35,000)	$2.54
BALANCE, as of March 31, 2003	846,156	$1.52

EXERCISABLE, as of March 31, 2003	640,567	$1.54

The following table summarizes information about employee stock options outstanding and exercisable at March 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding At March 31, 2003	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable At March 31, 2003	Weighted Average Exercise Price

$ 0.31 - $0.63	191,632	1.6	$0.42	130,139	$0.41
$ 0.85 - $1.44	466,824	2.2	$1.26	397,898	$1.26
$ 2.00 - $2.85	144,500	2.8	$2.47	69,330	$2.43
$ 6.00 - $6.60	43,200	2.7	$6.03	43,200	$6.03
	846,156	2.2	$1.52	640,567	$1.54

Of the 846,156 options for the Company’s common stock at March 31, 2003, 60,000 represent nonqualified stock options and 786,156 represent incentive stock options. The exercise price of all options granted through March 31, 2003, has been equal to or greater than the fair market value, as determined by the Company’s Board of Directors or based upon publicly quoted market values of the Company’s common stock on the date of the grant. At March 31, 2003, options for 102,525 shares of the Company’s common stock are available for grant under the plans.

Outstanding Warrants

In conjunction with the Company’s Initial Public Offering (IPO) in June 1996, the Company agreed to sell to John G. Kinnard and Company, Incorporated as the representative of the several Underwriters, for a nominal purchase price, a five-year warrant to purchase up to 120,000 shares of the Common Stock of the Company, exercisable at 120% of the IPO price of $10.50 per share.  As of March 31, 2002, none of the warrants were exercised and the warrants have expired. During fiscal year 2003, the Company granted options to non-employees to purchase 5,000 shares of common stock.  The options had an estimated fair value, determined using the Black-Scholes option pricing model, of $12,000, which was recorded as general and administrative expense.

(4)                                  COMMITMENTS AND CONTINGENCIES

The Company currently leases its facilities under noncancelable lease agreements through October 31, 2004.  The following is a schedule of minimum future lease payments by fiscal years as of March 31, 2003:

Operating Leases
Year ended March 31,
2004	111,572
2005	66,955
$178,527

Rent expense for the fiscal years ended March 31, 2003, 2002 and 2001 was $106,274, $105,312 and $98,402, respectively.

The Company is subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of the Company’s products and regularly inspects the Company and other manufacturers to determine their compliance with these regulations. Failure to comply with FDA regulations could have a material adverse impact on the Company’s operations and financial position. The Company was last inspected in November 1998, and has not, at May 2, 2003, been notified of any deficiencies from that inspection. FDA inspections are conducted approximately every two years after approval is obtained or on a more frequent basis, at the discretion of the FDA. The Company was granted a Certificate to Foreign Government in October 11, 2000 that states in part that, based on the last periodic inspection, the Company was in substantial compliance with current good manufacturing processes and, thereby, allowing the Company to ship products to foreign countries.

The Company’s obligation with respect to employee severance benefits is minimized by the “at will” nature of the employee relationships. The Company’s total obligation with respect to contingent severance benefit obligations is less than $100,000.

(5)                                  INCOME TAXES

As of March 31, 2003, the Company had approximately $12.3 million of net operating loss carryovers for tax purposes. Additionally, the Company has certain research and development tax credits available to offset future federal and state income taxes. The net operating loss and credit carryovers begin to expire in 2007. The Internal Revenue Code contains provisions, which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests. The components of the net deferred income tax asset were as follows:

	March 31,
	2003	2002
Deferred tax assets:

Net operating loss and credit carryovers	$4,687,000	$5,867,000
Other	112,000	122,000
	4,799,000	5,989,000
Valuation allowance	(4,799,000)	(5,989,000)
Net tax provision or (benefit)	$—	$—

Management believes that based on all available evidence, it is more likely than not that the deferred tax assets will not be fully realized.  Accordingly, a valuation allowance has been recorded against the deferred tax asset.  During Fiscal 2003, it was determined that net operating losses of approximately $3 million may no longer be available, and the deferred tax asset and the valuation allowance were adjusted by $1,119,000.  The provision for income taxes includes the following:

	Year Ended March 31,
	2003	2002	2001
Current:
Federal	$—	$—	$—
State	—	—	—
Total current	—	—	—

Deferred:
Federal	64,000	(68,000)	(335,000)
State	7,000	(7,000)	(35,000)
Total deferred provision (benefit)	71,000	(75,000)	(370,000)
Decrease (increase) in valuation allowance	71,000	75,000	370,000
Total provision (benefit)	$—	$—	$—

The difference between the statutory federal income tax rate and the Company’s effective income tax rate is summarized as follows:

	Year Ended March 31,
	2003	2002	2001

Federal income tax rate	34.0%	(34.0)%	(34.0)%
Increase (decrease) results from
State income taxes net of federal benefit	3.5%	(3.5)%	(3.5)%
Other	2.9%	2.2%	0.6%
Valuation allowance	(40.4)%	35.3%	36.9%
Effective income tax rate	—%	—%	—%

(6)                                  LEGAL PROCEEDINGS

The Company is not currently engaged in any legal proceedings.  The Company may become involved in litigation in the future in the normal course of business.

The Company has notified one of its distributors that it is in breach of its Distributor Agreement with the Company in several respects, and that if the distributor does not cure the breaches the Agreement may be terminated.  The distributor has informed the Company that it believes the Company’s interpretations of the Agreement are incorrect.  If the parties are not able to resolve the dispute or negotiate a settlement to the dispute, the Distributor Agreement provides for binding arbitration in Boulder, Colorado.  If the dispute is not resolved in a timely manner or is resolved in a manner adverse to the Company, it will likely affect sales activity in the distributor’s territory.  While the Company believes the existing on-going revenues from the installed base of customers will not be affected, potential new sales to new hospitals in that distributor’s territory could be hindered.  The distributor’s purchases represented approximately 10% of the Company’s revenue in FY2003 and 14% of the Company’s revenue in FY 2002.  The business entity is principally owned by an individual who is a shareholder of the Company.

(7)                                  MAJOR CUSTOMERS

The Company depends on revenue that is generated from the hospitals’ ongoing usage of the AEM surgical instruments. In fiscal 2003, the Company generated revenue from over 300 hospitals that have converted to AEM products, but no hospital customer contributed more than 3% to the total revenues. The Company utilizes a small number of stocking distributors, which sell AEM products to multiple hospital customers.  Two distributors generated revenue in excess of 10% for fiscal 2003; $721,687 (11%) and $701,689 (10%) respectively. For fiscal 2002, two stocking distributors generated revenue of $670,072 (14%) and $564,225 (12%), respectively.  For fiscal 2001, no stocking distributor or hospital customer contributed over 10% to total net revenue.  Approximately 50% of the new hospital conversions in fiscal 2003 were from hospitals affiliated with group purchasing organizations, Novation and Premier, with whom the Company signed supplier agreements in 2002.

(8)                                  RELATED PARTY TRANSACTIONS

The Company sells product to a stocking distributor principally owned by an individual who is also a significant shareholder of Encision. The Company generated revenue of $701,689 (10%) from this distributor, which sold AEM products to multiple hospital customers in its authorized region. The principal owner of this distributor holds 380,700 shares (7%) of the Company’s common stock as of March 31, 2003.

(9)                                  DEFINED CONTRIBUTION EMPLOYEE BENEFIT PLAN

The Company has adopted a 401(k) Profit Sharing Plan which covers all full-time employees who have completed three months of full-time continuous service and are age eighteen or older. Participants may defer up to 20% of their gross pay up to a maximum limit determined by law. Participants are immediately vested in their contributions. The Company may make discretionary contributions based on corporate financial results for the fiscal year. To date, the Company has not made contributions to the 401(k) Profit Sharing Plan.  Vesting in a contribution account (the Company’s contribution) is based on years of service, with a participant fully vested after five years of credited service.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On August 6, 2002, Encision Inc. (“Encision”) dismissed Arthur Andersen LLP (“Andersen”), as its independent accountant, and on August 6, 2002 appointed KPMG LLP (“KPMG LLP”) as its new independent accountant, replacing Andersen. The decision to dismiss Andersen and retain KPMG was approved by Encision’s Board of Directors upon the recommendation of its Audit Committee.  Andersen’s report on Encision’s 2002 financial statements was dated May 3, 2002, in conjunction with the preparation of Encision’s Annual Report on Form 10-KSB for the year ended March 31, 2002, which was filed with the Securities and Exchange Commission (the “Commission”) on June 12, 2002.

The audit reports of Andersen on the financial statements of Encision as of and for the fiscal years ended March 31, 2002 and 2001, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.  During Encision’s two most recent fiscal years ended March 31, 2002 and the subsequent interim period through August 6, 2002, there were no disagreements between Encision and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Andersen’s satisfaction, would have caused Andersen to make reference to the subject matter of the disagreement in connection with its reports.

None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within Encision’s two most recent fiscal years through the date of this Report.  Encision provided Andersen with a copy of the foregoing disclosures. Andersen informed Encision that due to its difficulties it was unable to respond to Encision’s filing stating its agreement or disagreement with such statements.

During Encision’s two most recent fiscal years ended March 31, 2002, through August 6, 2002, Encision did not consult with KPMG regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure since the Company’s inception.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Information in response to this item is incorporated by reference from the Registrant’s Definitive Proxy Statement to be filed within 120 days after the close of the Registrant’s fiscal year.

Item 10.  Executive Compensation.

Information in response to this item is incorporated by reference from the Registrant’s Definitive Proxy Statement to be filed within 120 days after the close of the Registrant’s fiscal year.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

Information in response to this item is incorporated by reference from the Registrant’s Definitive Proxy Statement to be filed within 120 days after the close of the Registrant’s fiscal year.

Item 12.  Certain Relationships and Related Transactions.

Information in response to this item is incorporated by reference from the Registrant’s Definitive Proxy Statement to be filed within 120 days after the close of the Registrant’s fiscal year.

Item 13.  Exhibits and Reports on Form 8-K.

(a)  Exhibits - The following exhibits are attached to this report on Form 10KSB or are incorporated by reference:

3.1	Articles of Incorporation of the Company, as amended. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).
3.2	Bylaws of the Company. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).
4.1	Form of certificate for shares of Common Stock. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).
10.1	Lease Agreement dated September 7, 2001 between Encision Inc. and Sterling Partnership. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).
10.2	Encision Inc. 1991 Stock Option Plan, as amended. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).
10.3	Encision Inc. 1997 Stock Option Plan. (Incorporated by reference from Proxy Statement dated July 15, 1997).
23.1	Consent of Independent Public Accountants, KPMG LLP.
99.2	Certification of Periodic Reports pursuant to Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.  No reports on Form 8-K were filed during the last quarter of the period covered by this report

Item 14.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14c of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of a date within the 90 days prior to the date of the filing of this report. Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms.

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

Item 16.  Principal Accountant Fees and Services

Fees and related expenses for the fiscal year 2003 audit by KPMG LLP and the review of Forms 10-QSB were approximately $56,000, of which $12,750, was billed through March 31, 2003. KPMG LLP did not render any services related to financial information systems design and implementation for the fiscal year ended March 31, 2003. There were no aggregate fees billed for all other services rendered by KPMG LLP for the fiscal year ended March 31, 2003.

Fees and related expenses for the fiscal year 2002 audit by Arthur Andersen LLP and the review of Forms 10-QSB were approximately $45,000, of which $9,000, was billed through March 31, 2002. Arthur Andersen LLP did not render any services related to financial information systems design and implementation for the fiscal year ended March 31, 2002. There were no aggregate fees billed for all other services rendered by Arthur Andersen LLP for the fiscal year ended March 31, 2002.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 18, 2003.	ENCISION INC.

	By:	/s/ Marcia K. McHaffie

Marcia K. McHaffie
Controller
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James A. Bowman	June 18, 2003

James A. Bowman
President & Chief Executive Officer
Director

/s/ Vern D. Kornelsen	June 18, 2003

Vern D. Kornelsen
Director

/s/ Roger C. Odell	June 18, 2003

Roger C. Odell
Director

/s/ David W. Newton	June 18, 2003

David W. Newton
Vice President - Technology
Director

CERTIFICATIONS

I, James A. Bowman, certify that:

1.               I have reviewed this annual report on Form 10-KSB of Encision Inc.;

2.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 18, 2003.

/s/ James A. Bowman

James A. Bowman
President and Chief Executive Officer

CERTIFICATIONS

I, Marcia McHaffie, certify that:

7.               I have reviewed this annual report on Form 10-KSB of Encision Inc.;

8.               Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

9.               Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

10.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)              presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

12.         The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: June 18, 2003.

/s/ Marcia McHaffie

Marcia McHaffie
Controller and Principal Accounting Officer