Form 10QSB
period 2003-06-30
ENCISION INC
filed 2003-08-14
CIK 930775

U.S. Securities and Exchange Commission
Washington, D.C.  20549

Form 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

For the transition period from             to

Commission file number    0-28604

ENCISION INC.
(Exact name of small business issuer as specified in its charter)

Colorado	84-1162056
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4828 Sterling Drive, Boulder, Colorado 80301
(Address of principal executive offices)

(303) 444-2600
(Registrant’s telephone number)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, No par value	5,763,360 Shares
Class	(outstanding at July 31, 2003)

Transitional Small Business Disclosure Format

Yes     ☐       No     ☒

ENCISION INC.

FORM 10-QSB

For the Quarter Ended June 30, 2003

INDEX

PART I.		UNAUDITED FINANCIAL INFORMATION

	ITEM 1	-	Condensed Interim Financial Statements:

		-	Condensed Balance Sheets as of June 30, 2003 and March 31, 2003

		-	Condensed Statements of Operations for the Three Months Ended June 30, 2003 and 2002

		-	Condensed Statements of Operations for the Three Months Ended June 30, 2003 and 2002

		-	Condensed Statements of Cash Flows for the Three Months Ended June 30, 2003 and 2002

		-	Notes to Condensed Interim Financial Statements

	ITEM 2	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	ITEM 3	-	Controls and Procedures

PART II.		OTHER INFORMATION

	ITEM 6	-	Exhibits and Reports on Form 8-K

SIGNATURE

PART I                  FINANCIAL INFORMATION

ITEM 1  –  CONDENSED INTERIM FINANCIAL STATEMENTS

ENCISION INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2003	March 31, 2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$472,888	$585,552
Accounts receivable, net of allowance for doubtful accounts of $19,000 and $25,000, respectively	739,375	959,808
Inventory, net of reserve for obsolescence of $68,000 and $68,000, respectively	1,084,730	931,323
Prepaid expenses	134,413	46,929
Total current assets	2,431,406	2,523,612

EQUIPMENT, at cost:
Furniture, fixtures and equipment	857,396	818,392
Customer-site equipment	356,592	306,381
Less - accumulated depreciation	(893,775)	(858,144)
Equipment, net	320,213	266,629

PATENTS, net of accumulated amortization of $58,910 and $55,871, respectively	126,877	129,916
OTHER ASSETS	12,972	12,972
Total assets	$2,891,468	$2,933,129

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$483,373	$416,848
Accrued compensation	70,386	150,607
Other accrued liabilities	296,367	359,326
Total current liabilities	850,126	926,781

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized, 5,430,026 shares outstanding	17,267,684	17,267,684
Accumulated deficit	(15,226,342)	(15,261,336)
Total shareholders’ equity	2,041,342	2,006,348
Total liabilities and shareholders’ equity	$2,891,468	$2,933,129

The accompanying notes are an integral part of these condensed financial statements.

ENCISION INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,
	2003	2002

REVENUE, NET	$1,701,940	$1,342,392

COST OF SALES	732,007	513,060
Gross profit	969,933	829,332

OPERATING EXPENSES:
Sales and marketing	518,403	561,040
General and administrative	226,294	232,301
Research and development	188,574	124,778
Total operating expenses	933,271	918,119

INCOME (LOSS) FROM OPERATIONS	36,662	(88,787)

OTHER INCOME (EXPENSE):
Interest income	477	1,056
Other income (expense), net	(2,145)	(2,920)
NET INCOME (LOSS)	$34,994	$(90,651)

NET INCOME (LOSS) PER SHARE:
Basic and diluted net income (loss) per common share	$0.01	$(0.02)

Diluted net income (loss) per common share	$0.01	$(0.02)

Weighted average shares used in computing basic net income (loss) per common share	5,430,026	5,420,510

Weighted average shares used in computing diluted net income (loss) per common share	5,881,529	5,420,510

The accompanying notes are an integral part of these condensed financial statements.

ENCISION INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended June 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$34,994	$(90,651)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
Depreciation and amortization	38,670	19,721
Provision for bad debts	(6,000)	3,000
Inventory reserves	—	—
Non-cash, stock-based, compensation charge	—	12,000
Changes in operating assets and liabilities-
Accounts receivable	226,433	135,395
Inventory	(153,407)	58,986
Other assets	(87,484)	(45,709)
Accounts payable	66,525	4,548
Accrued compensation and other accrued liabilities	(143,180)	(34,403)
Net cash provided by (used) in operating activities	(23,449)	62,887

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment	(89,215)	(73,813)
Patent costs	—	(3,948)
Net cash used in investing activities	(89,215)	(77,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	—	3,950
Net cash provided by financing activities	—	3,950

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(112,664)	(10,924)

CASH AND CASH EQUIVALENTS, beginning of period	585,552	500,988
CASH AND CASH EQUIVALENTS, end of period	$472,888	$490,064

The accompanying notes are an integral part of these financial statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2003
(Unaudited)

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

The Company achieved profitable operations in fiscal 2003 but prior to that had incurred losses since its inception and has an accumulated deficit of $15,226,342 at March 31, 2003. Operations have been financed primarily through issuance of common stock. The Company’s liquidity has substantially diminished because of such continuing operating losses and the Company may be required to seek additional capital in the future.

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

A summary of the Company’s bad debt activity for the three months ended June 30, 2003 is as follows:

Balance, as of March 31, 2003	$25,000
Expense	(70)
Write-offs	(5,930)
Balance, as of June 30, 2003	$19,000

The net accounts receivable balance at June 30, 2003 of $739,375 included $29,083, or approximately 4%, from one distributor. The net accounts receivable balance at March 31, 2003 of $959,808 included $227,178, or approximately 24%, from one distributor.

Warranty Accrual

The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is based upon historical experience and is also affected by product failure rates and material usage incurred in correcting a product failure. Should actual product failure rates or material usage costs differ from the Company’s estimates, revisions to the estimated warranty liability would be required. A summary of the Company’s warranty claims activity for the three months ended June 30, 2003 is as follows:

Balance, as of March 31, 2003	$152,500
Expense	781
Claims	(28,281)
Balance, as of June 30, 2003	$125,000

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. The Company reduces inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Inventory consisted of the following:

	June 30, 2003	March 31, 2003

Raw materials	$769,105	$627,243
Finished goods	383,625	372,080
	1,213,988	999,323
Less - Reserve for obsolescence	(68,000)	(68,000)
	$1,084,730	$931,323

A summary of the Company’s inventory reserve for obsolescence activity for the three months ended June 30, 2003 is as follows:

Balance, as of March 31, 2003	$68,000
Expense	0
Write-offs	0
Balance, as of June 30, 2003	$68,000

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

Accrued Liabilities

The Company has accrued $125,000 related to warranty claims and $84,614 related to sales commissions and has included these amounts in accrued liabilities in the accompanying balance sheets as of June 30, 2003.

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

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations in accounting for stock options granted to employees.  If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company’s net income or loss and pro forma net income or loss per basic and diluted common share for the three months ended June 30, 2003 would have been reported as follows:

Net Income (Loss)
As Reported	$34,994
Stock-based compensation based upon estimated fair values	(35,605)
Pro forma	$(611)
Pro Forma Net Income (Loss) Per Basic and Diluted Common Share
As Reported	$0.01
Pro Forma	$0.00

Segment Reporting

The Company has concluded that it has one operating segment.

Basic and Diluted Income and Loss per Common Share

Net income or loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net income or loss per common share is computed by dividing net income or loss for the period by the weighted average number of common shares outstanding for the period. Diluted net income or loss per common share is computed by dividing the net income or loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. As a result of the Company’s net loss for the three months ended June 30, 2002, all potentially dilutive securities in the loss years would be anti-dilutive and were excluded from the computation of diluted loss per share, and there are no differences between basic and diluted per share amounts for all prior years presented.

The following is a table that reconciles the numerators and denominators of the basic and diluted earnings per share:

	For the Three Months Ended June 30, 2003
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net income
Basic EPS Income available to common stockholders	$34,994	5,430,026	$0.01

Effect of Dilutive Securities Stock Options		451,503

Diluted EPS Income available to common stockholders + dilutive securities	$34,994	5,881,529	$0.01

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

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which requires that, for guarantees within the scope of FIN 45 issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be recognized. FIN 45 does not apply to certain guarantee contracts, such as for a lessee’s residual value guarantee embedded in a capital lease. FIN 45 also requires additional disclosures in financial statements for periods ending after December 15, 2002, which we have adopted. However, as of June 30, 2003, we believe that, other than product warranty, we have no material items subject to the new disclosure requirements.

(3)       COMMITMENTS AND CONTINGENCIES

The Company currently leases its facilities under noncancelable lease agreements through October 31, 2004. The minimum future lease payments are $83,679 for fiscal year ended March 31, 2004 and $66,955 for fiscal year ended March 31, 2005.

The Company is subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of the Company’s products and regularly inspects the Company and other manufacturers to determine their compliance with these regulations. As of June 30, 2003 the Company believes it was in substantial compliance with all known regulations. The Company was last inspected in November 1998 and has not, at June 30, 2003, been notified of any deficiencies from that inspection. FDA inspections are conducted approximately every two years or on a more frequent basis at the discretion of the FDA.

The results of operations for the quarter ended June 30, 2003 should not be taken as an indication of the results of operations for all or any part of the balance of the year.

The accounts receivable balance at June 30, 2003 of $739,375 included $35,802 (5%) from international customers.

(4)       MANAGEMENT’S REPRESENTATIONS

The condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report to the Securities and Exchange Commission for the fiscal year ended March 31, 2003, filed on Form 10-KSB on June 12, 2003.

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

ITEM 2  –             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Until fiscal 2003, the Company has incurred annual losses since its inception and has an accumulated deficit of $15,226,342 at June 30, 2003.  Operations have been financed primarily through issuance of equity. The Company’s liquidity has stabilized after a history of operating losses.  To further expand it operations, or to support future operating losses, if any, the Company may be required to seek additional capital to continue operations.

During the three months ended June 30, 2003, the Company used $23,449 in cash from its operations, used $89,215 for investments in patents and equipment (primarily capital equipment owned by the Company at customer locations). As of June 30, 2003, the

Company had $472,888 in cash and cash equivalents available to fund future operations, a decrease of $112,664 from March 31, 2003.  The Company’s working capital is $1,581,280 at June 30, 2003.

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

Possibility of Continued Operating Losses:  Until fiscal 2003, the Company had incurred losses from operations since inception and has an accumulated deficit of $15,226,342 as of June 30, 2003. The Company has made significant strides toward improving its operating results and $442,315 of cash was provided by the Company’ operating activities in fiscal 2003. However, due to the ongoing need to develop, optimize and train the sales distribution network and the need to increase sustained revenues to a level adequate to cover fixed and variable operating costs, the Company may operate at a net loss from time to time. The Company is evaluating various future funding options. However, management believes that its current cash on hand and working capital will be sufficient to fund operations through at least March 31, 2004.

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

Results of Operations

For the three months ended June 30, 2003 compared to the three months ended June 30, 2002.

Net revenue.  Revenue for the quarter ended June 30, 2003, was $1,701,940, compared to $1,342,392 for the quarter ended June 30, 2002, an increase of 27%.  The increase is attributable to our increasing visibility in the market which has resulted in the conversion of new hospitals utilizing AEM technology. The increasing number of hospitals using AEM technology is also attributed to improving sales and marketing efforts, the recent GPO supplier agreements with Novation and Premier, as well as our strategic plan to accelerate market share gains through promotional programs of placing Company-owned AEM Monitors at no-charge into hospitals that commit to standardize on AEM instruments. In addition, the Company experienced a consistent level of replacement business from the installed base of users.  When a hospital converts to AEM technology the Company earns revenue from replacement instrument purchases, which only the Company can provide.  The Company converted ten new hospitals to AEM technology in the three months ended June 30, 2003.

Gross Profit.  The gross profit for the quarter ended June 30, 2003 of $969,933 increased by 17% from the quarter ended June 30, 2002 gross profit of $829,332. Gross profit as a percentage of revenue (gross margin) decreased from 62% for the quarter ended June 30, 2002 to 57% in the quarter ended June 30, 2003.  The decrease in gross margin was primarily the result of increased depreciation expense for no-charge AEM monitors placed in customer facilities, added headcount in operations department, a shift in revenue mix in Q1 (increased sales for a lower margin product family), and unfavorable foreign exchange rates compared with one year ago.  For the three months ended June 30, 2003, the Company provided $50,211 in AEM monitors to customers at no-charge to newly converted hospitals as part of a sales incentive program.

Sales and marketing expenses.  Sales and marketing expenses of $518,403 for the quarter ended June 30, 2003 decreased by 8% compared to $561,040 for the quarter ended June 30, 2002.  The decrease was a result of decreased sales commissions.  The sales commission programs are based on revenue goals which include incentives for the sales team to grow revenue via new hospital conversions to the Company’s AEM products.  The number of new conversions in the quarter was below plan resulting in sales expenses being under budget.

General and administrative expenses.  General and administrative expenses of $226,294 for the quarter ended June 30, 2003 decreased by 3% compared to $232,301 for the quarter ended June 30, 2002. The decrease is the result of reduced investor relations costs and in line with the budget plan.

Research and development expenses.  Research and development expenses of $188,574 for the quarter ended June 30, 2003 increased by 51% compared to $124,778 for the quarter ended June 30, 2002. The increase is a result of added headcount and the costs associated with initiatives to address design and manufacturing improvements with two product lines.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by sales of common stock and warrants to purchase the Company’s common stock, which totaled $17,267,684 through June 30, 2003, and, to a lesser degree, funds provided by sales of the Company’s products. The Company’s operations used $23,449 of cash in the three months ended June 30, 2003 on sales of $1,701,940 and generated $62,887 of cash in the three months ended June 30, 2002 on sales of $1,342,392. In previous years the use of cash in our operations resulted primarily from the funding of the Company’s annual net losses. These amounts of cash generated from and used in operations are not indicative of the expected cash to be generated from or used in operations in FY 04. As of June 30, 2003, the Company had $472,888 in cash and cash equivalents available to fund future operations. Working capital was $1,581,280 at June 30, 2003 compared to $1,596,831 at March 31, 2003. Current liabilities were $850,126 at June 30, 2003, compared to $926,781 at March 31, 2003.

Capital expenditures in the three months ended June 30, 2003 ($89,215) result primarily from the capitalization of AEM monitors placed in hospitals under various promotional programs. Placing Company-owned AEM monitors into hospitals at no charge to facilitate their use of AEM instruments is an initiative to accelerate new hospital conversions to AEM instruments. Under these promotional programs the Company maintains ownership of the AEM monitor and the cost is capitalized and depreciated as cost of sales over the projected five year life of the asset.

Our fiscal year 2004 (“FY 04”) operating plan is focused on growing revenue, increasing gross profits and conserving cash. We can not predict with certainty the expected revenue, gross profit, net income or loss and usage of cash and cash equivalents for FY 04. However, we believe that its cash resources will be sufficient to fund its operations for at least the next twelve months under its current operating plan.  If we are unable to manage the business operations in line with its budget expectations, it could have a material adverse effect on the Company’s business viability, financial position, results of operations and cash flows. Further, if we are not successful in sustaining profitability and remaining at least cash flow break-even, additional capital will be required to maintain ongoing operations.

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

Contractual Obligations

At June 30, 2003, the Company’s commitments under these obligations were as follows:

Operating Leases

Year ended March 31,

2004

$

83,679

2005

66,955

$

150,634

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

3.         We may need additional funding to support our operations.  We were formed in 1991 and have incurred losses of over $15 million since that date. We have primarily financed research, development, and operational activities with sales of our common stock. At June 30, 2003, we had $472,888 in cash available to fund future operations. We believe that we can maintain profitable operations in FY 2004 but there is no guarantee of our ability to do so.  We may also find ourselves at a competitive disadvantage due to our constrained liquidity.

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

ITEM 3   –  CONTROLS AND PROCEDURES

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

PART II.                    OTHER INFORMATION

ITEM 1		Not Applicable

ITEM 2		Not Applicable

ITEM 3		Not Applicable

ITEM 4	-	Not Applicable

ITEM 5	-	Not Applicable

ITEM 6	-	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

	31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	31.2	Certification of Controller and Principal Accounting Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

	32	Certification of Periodic Reports pursuant to Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Encision has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Title	Date

/s/ Marcia McHaffie	Controller	August 14, 2003
Marcia McHaffie	(Principal Accounting Officer)