Form 10QSB
period 2003-09-30
ENCISION INC
filed 2003-10-20
CIK 930775

U. S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

☒                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

For the transition period from                to

Commission file number    0-28604

ENCISION INC.

(Exact name of small business issuer as specified in its charter)

Colorado	84-1162056
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4828 Sterling Drive, Boulder, Colorado 80301
(Address of principal executive offices)

(303) 444-2600
(Registrant’s telephone number)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, No par value	5,776,126 Shares
Class	(outstanding at October 15, 2003)

Transitional Small Business Disclosure Format

Yes        ☐   No       ☒

ENCISION INC.

FORM 10-QSB

For the Quarter Ended September 30, 2003

INDEX

PART I.	UNAUDITED FINANCIAL INFORMATION

ITEM 1	-	Condensed Interim Financial Statements:
	-	Condensed Balance Sheets as of September 30, 2003 and March 31, 2003
	-	Condensed Statements of Operations for the Three Months Ended September 30, 2003 and 2002
	-	Condensed Statements of Operations for the Six Months Ended September 30, 2003 and 2002
	-	Condensed Statements of Cash Flows for the Six Months Ended September 30, 2003 and 2002
	-	Notes to Condensed Interim Financial Statements

ITEM 2	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3	-	Controls and Procedures

PART II.	OTHER INFORMATION

ITEM 6	-	Exhibits and Reports on Form 8-K

SIGNATURE

PART I                                                       FINANCIAL INFORMATION

ITEM 1   –   CONDENSED INTERIM FINANCIAL STATEMENTS

ENCISION INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2003	March 31, 2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,378,653	$585,552
Accounts receivable, net of allowance for doubtful accounts of $19,000 and $25,000, respectively	837,951	959,808
Inventory, net of reserve for obsolescence of $75,000 and $68,000, respectively	1,069,877	931,323
Prepaid expenses	122,260	46,929

Total current assets	3,408,741	2,523,612

EQUIPMENT, at cost:
Furniture, fixtures and equipment	918,917	818,392
Customer-site equipment	395,568	306,381
Less - accumulated depreciation	(938,601)	(858,144)

Equipment, net	375,884	266,629

PATENTS, net of accumulated amortization of $61,949 and $55,871, respectively	123,838	129,916
OTHER ASSETS	12,972	12,972

Total assets	$3,921,435	$2,933,129

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$401,444	$416,848
Accrued compensation	97,658	150,607
Other accrued liabilities	339,343	359,326

Total current liabilities	838,445	926,781

LONG-TERM LIABILITIES:
Lease payable	23,535	—

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized, 5,776,126 shares outstanding	18,254,051	17,267,684
Accumulated deficit	(15,194,596)	(15,261,336)

Total shareholders’ equity	3,059,455	2,006,348

Total liabilities and shareholders’ equity	$3,921,435	$2,933,129

The accompanying notes are an integral part of these condensed financial statements.

ENCISION INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,
	2003	2002

REVENUE, NET	$1,880,019	$1,753,873

COST OF SALES	772,711	685,796

Gross profit	1,107,308	1,068,077

OPERATING EXPENSES:
Sales and marketing	648,793	622,075
General and administrative	231,327	241,290
Research and development	191,851	115,089

Total operating expenses	1,071,971	978,454

INCOME FROM OPERATIONS	35,337	89,623

OTHER INCOME (EXPENSE):
Interest income	824	1,157
Other (expense) income, net	(4,416)	4,490

NET INCOME	$31,745	$95,270

NET INCOME PER SHARE:
Basic and diluted net income per common share	$0.01	$0.02

Diluted net income per common share	$0.01	$0.02

Weighted average shares used in computing basic net income per common share	5,662,522	5,422,532

Weighted average shares used in computing diluted net income per common share	6,174,862	5,871,989

The accompanying notes are an integral part of these condensed financial statements.

ENCISION INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ended September 30,
	2003	2002

REVENUE, NET	$3,581,959	$3,096,265

COST OF SALES	1,504,718	1,198,856

Gross profit	2,077,241	1,897,409

OPERATING EXPENSES:
Sales and marketing	1,167,197	1,183,115
General and administrative	457,621	473,590
Research and development	380,424	239,868

Total operating expenses	2,005,242	1,896,573

INCOME FROM OPERATIONS	71,999	836

OTHER INCOME (EXPENSE):
Interest income	1,301	2,213
Other (expense) income, net	(6,560)	1,570

NET INCOME	$66,740	$4,619

NET INCOME PER SHARE:
Basic and diluted net income per common share	$0.01	$0.00

Diluted net income per common share	$0.01	$0.00

Weighted average shares used in computing basic net income per common share	5,546,909	5,421,527

Weighted average shares used in computing diluted net income per common share	6,026,857	5,910,638

The accompanying notes are an integral part of these condensed financial statements.

ENCISION INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended September 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$66,740	$4,619
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
Depreciation and amortization	86,535	43,685
Provision for bad debts	(6,000)	12,000
Inventory reserves	7,000	8,000
Non-cash, stock-based, compensation charge	—	12,000
Changes in operating assets and liabilities-
Accounts receivable	127,857	(30,002)
Inventory	(145,554)	50,966
Other assets	(75,331)	(22,846)
Accounts payable	(15,404)	195,569
Accrued compensation and other accrued liabilities	(49,397)	6,561

Net cash provided by (used) in operating activities	(3,554)	280,552

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment	(189,712)	(176,789)
Patent costs	—	(10,976)

Net cash used in investing activities	(189,712)	(187,765)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	23,151	3,950
Proceeds from the issuance of common stock	1,000,002	—
Cost of the issuance of common stock	(36,786)	—

Net cash provided by financing activities	986,367	3,950

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	793,101	96,737

CASH AND CASH EQUIVALENTS, beginning of period	585,552	500,988

CASH AND CASH EQUIVALENTS, end of period	$1,378,653	$597,725

The accompanying notes are an integral part of these financial statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

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

The Company achieved profitable operations in fiscal 2003 but prior to that had incurred losses since its inception and has an accumulated deficit of $15,194,596 at March 31, 2003. Operations have been financed primarily through issuance of common stock. The Company’s liquidity has substantially diminished because of such continuing operating losses and the Company may be required to seek additional capital in the future.

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

On July 30, 2003 the Company issued a total of 333,334 shares of its common stock to the Wasatch Micro Cap Fund and the Wasatch Micro Cap Value Fund, for gross proceeds of $1,000,002.  Funds managed by Wasatch Advisors, Inc. held shares of the Company’s common stock, constituting less than 5% of the issued and outstanding shares of its common stock, prior to that transaction.

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

A summary of the Company’s bad debt activity for the three months ended September 30, 2003 is as follows:

Balance, as of June 30, 2003	$19,000
Expense	—
Write-offs	—
Balance, as of September 30, 2003	$19,000

The net accounts receivable balance at September 30, 2003 of $837,951 included $31,428, or approximately 4%, from one distributor. The net accounts receivable balance at March 31, 2003 of $959,808 included $227,178, or approximately 24%, from one distributor.

Warranty Accrual

The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is based upon historical experience and is also affected by product failure rates and material usage incurred in correcting a product failure. Should actual product failure rates or material usage costs differ from the Company’s estimates, revisions to the estimated warranty liability would be required. A summary of the Company’s warranty claims activity for the three months ended 30, 2003 is as follows:

Balance, as of June 30, 2003	$125,000
Expense	209
Claims	(5,209)
Balance, as of September 30, 2003	$120,000

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

	September 30, 2003	March 31, 2003

Raw materials	$823,918	$627,243
Finished goods	320,959	372,080
	1,144,877	999,323
Less - Reserve for obsolescence	(75,000)	(68,000)

	$1,069,877	$931,323

A summary of the Company’s inventory reserve for obsolescence activity for the three months ended September 30, 2003 is as follows:

Balance, as of June 30, 2003	$68,000
Expense	7,000
Write-offs	0
Balance, as of September 30, 2003	$75,000

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

Accrued Liabilities

The Company has accrued $120,000 related to warranty claims and $103,326 related to sales commissions and has included these amounts in accrued liabilities in the accompanying balance sheets as of September 30, 2003.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. SFAS No. 109 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized. For the six months ended September 30, 2003, the Company utilized net operating loss carryforwards to entirely offset its tax liability. As a result, no tax provision is reflected in the accompanying statements of operations.  Should the Company achieve sufficient, sustained income in the future, the Company may conclude that some or all of the valuation allowance should be reversed.

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

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations in accounting for stock options granted to employees.  If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company’s net income or loss and pro forma net income or loss per basic and diluted common share for the three and six months ended September 30, 2003 would have been reported as follows:

Three months ended September 30, 2003
Net Income (Loss)
As Reported	$31,745
Stock-based compensation based upon estimated fair values	(41,106)
Pro forma	$(9,361)
Pro Forma Net Income (Loss) Per Basic and Diluted Common Share
As Reported	$0.01
Pro Forma	$0.00

Six months ended September 30, 2003
Net Income (Loss)
As Reported	$66,740
Stock-based compensation based upon estimated fair values	(80,464)
Pro forma	$(13,724)
Pro Forma Net Income (Loss) Per Basic and Diluted Common Share
As Reported	$0.01
Pro Forma	$0.00

Segment Reporting

The Company has concluded that it has one operating segment.

Basic and Diluted Income and Loss per Common Share

Net income or loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net income or loss per common share is computed by dividing net income or loss for the period by the weighted average number of common shares outstanding for the period. Diluted net income or loss per common share is computed by dividing the net income or loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. As a result of the Company’s net loss for the three months ended September 30, 2002, all potentially dilutive securities in the loss years would be anti-dilutive and were excluded from the computation of diluted loss per share, and there are no differences between basic and diluted per share amounts for all prior years presented.  The following is a table that reconciles the numerators and denominators of the basic and diluted earnings per share:

	For the Three Months Ended September 30, 2003
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income
Basic EPS Income available to common stockholders	$31,745	5,662,522	$0.01

Effect of Dilutive Securities Stock Options		512,340

Diluted EPS Income available to common stockholders + dilutive securities	$31,745	6,174,862	$0.01

	For the Six Months Ended September 30, 2003
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income
Basic EPS Income available to common stockholders	$66,740	5,546,909	$0.01

Effect of Dilutive Securities Stock Options		479,948

Diluted EPS Income available to common stockholders + dilutive securities	$66,740	6,026,857	$0.01

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

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which requires that, for guarantees within the scope of FIN 45 issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be recognized. FIN 45 does not apply to certain guarantee contracts, such as for a lessee’s residual value guarantee embedded in a capital lease. FIN 45 also requires additional disclosures in financial statements for periods ending after December 15, 2002, which we have adopted. However, as of September 30, 2003, we believe that, other than product warranty, we have no material items subject to the new disclosure requirements.

(3)                                  COMMITMENTS AND CONTINGENCIES

The Company currently leases its facilities under noncancelable lease agreements through October 31, 2004. The minimum future lease payments are $55,786 for fiscal year ended March 31, 2004 and $66,955 for fiscal year ended March 31, 2005.

The Company is subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of the Company’s products and regularly inspects the Company and other manufacturers to determine their compliance with these regulations. As of September 30, 2003 the Company believes it was in substantial compliance with all known regulations. The Company was last inspected in November 1998 and has not, at September 30, 2003, been notified of any deficiencies from that inspection. FDA inspections are conducted approximately every two years or on a more frequent basis at the discretion of the FDA.

The results of operations for the quarter ended September 30, 2003 should not be taken as an indication of the results of operations for all or any part of the balance of the year.

The accounts receivable balance at September 30, 2003 of $837,951 included $38,514 (5%) from international customers.

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

Certain statements contained in this section on Management’s Discussion and Analysis are not historical facts, including statements about the Company’s strategies and expectations about new and existing products, market demand, acceptance of new and existing products, technologies and opportunities, market and industry segment growth, and return on investments in products and markets.  These statements are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward looking statements.  All forward looking statements in this section on Outlook are based on information available to the Company on the date of this document, and the Company assumes no obligation to update such forward looking statements.  Readers of this Form 10-QSB are strongly encouraged to review the section entitled “Factors Which May Affect Future Performance and Financial Condition”.

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

Adding further credibility to the benefits of Encision’s AEM technology are the Company’s recent supplier agreements with Novation and Premier, two of the largest Group Purchasing Organizations (GPO) in the United States. Together, Novation and Premier represent over 3,000 hospitals and over 50% of all surgery in the U.S. Management believes that the launch of these GPO supplier agreements gives further indication that AEM technology is gaining broader acceptance in the market. Management believes that having the nation’s leading medical purchasing groups recognize the value of the Company’s technology reflects the potential impact that AEM instruments products can have in the market and in advancing patient safety in surgery nationwide. These agreements do not involve purchase commitments but the Company expects these relationships to expand the market visibility of AEM technology and smooth the procurement and conversion process for new hospital customers.

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

Until fiscal 2003, the Company incurred annual losses since its inception, and has an accumulated deficit of $15,194,596 at September 30, 2003.  Operations have been financed primarily through issuance of equity. The Company’s liquidity has stabilized after a history of operating losses.  On July 30, 2003 the Company issued a total of 333,334 shares of its common stock to the Wasatch Micro Cap Fund and the Wasatch Micro Cap Value Fund, for gross proceeds of $1,000,002.  Funds managed by Wasatch Advisors, Inc. held shares of the Company’s common stock, constituting less than 5% of the issued and outstanding shares of its common stock, prior to that transaction.

During the six months ended September 30, 2003, the Company used $3,554 in cash from operations and used $189,712 for investments in patents and equipment (primarily capital equipment owned by the Company at customer locations). As of September 30, 2003, the Company had $1,378,653 in cash and cash equivalents available to fund future operations, an increase of $793,101 from March 31, 2003.  The Company’s working capital is $2,570,296 at September 30, 2003.

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

Possibility of Continued Operating Losses:  Until fiscal 2003, the Company had incurred losses from operations since inception and has an accumulated deficit of $15,194,596 as of September 30, 2003. The Company has made significant strides toward improving its operating results and $442,315 of cash was provided by the Company’s operating activities in fiscal 2003. However, due to the ongoing need to develop, optimize and train the sales distribution network and the need to increase sustained revenues to a level adequate to cover fixed and variable operating costs, the Company may operate at a net loss from time to time. On July 30, 2003 the Company issued a total of 333,334 shares of its common stock to the Wasatch Micro Cap Fund and the Wasatch Micro Cap Value Fund, for gross proceeds of $1,000,002.  Funds managed by Wasatch Advisors, Inc. held shares of the Company’s common stock, constituting less than 5% of the issued and outstanding shares of its common stock, prior to that transaction.

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

Results of Operations

For the three months ended September 30, 2003 compared to the three months ended September 30, 2002.

Net revenue.  Revenue for the quarter ended September 30, 2003, was $1,880,019, compared to $1,753,873 for the quarter ended September 30, 2002, an increase of 7%.  The increase is attributable to our increasing visibility in the market which has resulted in the conversion of new hospitals utilizing AEM technology. The increasing number of hospitals using AEM technology is also attributed to improving sales and marketing efforts, the GPO supplier agreements with Novation and Premier, as well as our strategic plan to accelerate market share gains through promotional programs of placing Company-owned AEM Monitors at no-charge into hospitals that commit to standardize on AEM instruments. The Company converted fifteen new hospitals to AEM technology in the three months ended September 30, 2003.  The pipeline of new hospital prospects remains strong, however, progress through the sales continuum has slowed and we have seen a lower rate of new hospital conversions during the past six months.  We believe this is due to a combination of factors, including general economic conditions.  However, we experienced a consistent level of replacement business from the installed base of users.  When a hospital converts to AEM technology the Company earns revenue from replacement instrument purchases, which only the Company can provide.

Gross Profit.  The gross profit for the quarter ended September 30, 2003 of $1,107,308 increased by 4% from the quarter ended September 30, 2002 gross profit of $1,068,077. Gross profit as a percentage of revenue (gross margin) decreased from 61% for the quarter ended September 30, 2002 to 59% in the quarter ended September 30, 2003.  The decrease in gross margin was primarily the result of increased depreciation expense for no-charge AEM monitors placed in customer facilities, added headcount in operations department, a shift in revenue mix (increased sales for a lower margin product family) and unfavorable foreign exchange rates compared with one year ago.  For the three months ended September 30, 2003, the Company provided $38,976 in AEM monitors to customers at no-charge to newly converted hospitals as part of a sales incentive program.

Sales and marketing expenses.  Sales and marketing expenses of $648,793 for the quarter ended September 30, 2003 increased by 4% compared to $622,075 for the quarter ended September 30, 2002.  The increase was a result of increased sales commissions on higher revenue.  The sales commission programs are based on revenue goals which include incentives for the sales team to grow revenue via new hospital conversions to the Company’s AEM products.  Sales expenses are under budget, though slightly increased versus one year ago.  We have taken recent actions intended to lead to improved results commensurate with the special potential of our AEM technology.  These actions include adding personnel to our sales management team to more effectively manage the network of independent sales representatives and expand the effective coverage range.  A larger sales management team is focused on training, directing, motivating and managing the independent rep network to expand our effective coverage range and increase the rate of new account conversions.

General and administrative expenses.  General and administrative expenses of $231,327 for the quarter ended September 30, 2003 decreased by 4% compared to $241,290 for the quarter ended September 30, 2002. The decrease is the result of reduced investor relations costs and legal fees.

Research and development expenses.  Research and development expenses of $191,851 for the quarter ended September 30, 2003 increased by 67% compared to $115,089 for the quarter ended September 30, 2002. The increase is a result of added headcount and expenses associated with initiatives to address design, manufacturing and cost improvements with three product lines.

For the six months ended September 30, 2003 compared to the six months ended September 30, 2002.

Net revenue.    Revenue for the six months ended September 30, 2003, were $3,581,959, compared to $3,096,265 for the six months ended September 30, 2002, an increase of 16%. The increase is attributable to the Company’s successful conversion of new hospitals utilizing AEM technology while maintaining strong ongoing business and customer retention from hospitals that had previously converted to Encision’s technology. The Company has converted twenty five new hospitals to AEM technology during the six months ended September 30, 2003.  The pipeline of new hospital prospects remains strong, however, progress through the sales continuum has slowed and we have seen a lower rate of new hospital conversions during the past six months.  We believe this is due to a combination of factors, including general economic conditions.  However, we experienced a consistent level of replacement business from the installed base of users.  When a hospital converts to AEM technology the Company earns revenue from replacement instrument purchases, which only the Company can provide.

Gross profit.    The gross profit for the six months ended September 30, 2003 of $2,077,241 increased by 9% from the six months ended September 30, 2002 gross profit of $1,897,409.  Gross profit as a percentage of revenue (gross margin) decreased from 61% for the six months ended September 30, 2002 to 58% in the six months ended September 30, 2003. The decrease in gross margin was primarily the result of increased depreciation expense for no-charge AEM monitors placed in customer facilities, added headcount in operations department, a shift in revenue mix (increased sales for a lower margin product family) and unfavorable foreign exchange rates compared with one year ago.  For the three months ended September 30, 2003, the Company provided $89,187 in AEM monitors to customers at no-charge to newly converted hospitals as part of a sales incentive program.

Sales and marketing expenses.    Sales and marketing expenses of $1,167,197 for the six months ended September 30, 2003 decreased by 1% compared to $1,183,115 for the six months ended September 30, 2002.  The sales commission programs are based on revenue goals which include incentives for the sales team to grow revenue via new hospital conversions to the Company’s AEM products.  Sales expenses are under budget, though slightly increased versus one year ago.  Marketing expenses are decreased from one year ago due to the timing impact of various marketing programs and initiatives.

General and administrative expenses.    General and administrative expenses of $457,621 for the six months ended September 30, 2003 decreased by 3% compared to $473,590 for the six months ended September 30, 2002. The decrease is the result of reduced investor relations costs and legal fees.

Research and development expenses.    Research and development expenses of $380,424 for the six months ended September 30, 2003 increased by 59% compared to $239,868 for the six months ended September 30, 2002. The increase is a result of added headcount and expenses associated with initiatives to address design, manufacturing and cost improvements with three product lines.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by sales of common stock and warrants to purchase the Company’s common stock, which totaled $18,259,051 through September 30, 2003, and, to a lesser degree, funds provided by sales of the Company’s products. On July 30, 2003 the Company issued a total of 333,334 shares of its common stock to the Wasatch Micro Cap Fund and the Wasatch Micro Cap Value Fund, for gross proceeds of $1,000,002.  Funds managed by Wasatch Advisors, Inc. held shares of the Company’s common stock, constituting less than 5% of the issued and outstanding shares of its common stock, prior to that transaction.

The Company’s operations used $3,554 of cash in the six months ended September 30, 2003 on sales of $3,581,959 and generated $280,552 of cash in the six months ended September 30, 2002 on sales of $3,096,265. Prior to fiscal 2003 the use of cash in our operations resulted primarily from the funding of the Company’s annual net losses. These amounts of cash generated from and used in operations are not indicative of the expected cash to be generated from or used in operations in FY 04. As of September 30, 2003, the Company had $1,378,653 in cash and cash equivalents available to fund future operations. Working capital was $2,570,296 at September 30, 2003 compared to $1,596,831 at March 31, 2003. Current liabilities were $838,445 at September 30, 2003, compared to $926,781 at March 31, 2003.

Capital expenditures in the six months ended September 30, 2003 ($189,712) result primarily from the capitalization of AEM monitors placed in hospitals under various promotional programs. Placing Company-owned AEM monitors into hospitals at no charge to facilitate their use of AEM instruments is an initiative to accelerate new hospital conversions to AEM instruments. Under these promotional programs the Company maintains ownership of the AEM monitor and the cost is capitalized and depreciated as cost of sales over the projected five year life of the asset.

The Company’s fiscal year 2004 (“FY 04”) operating plan is focused on growing revenue, increasing gross profits and conserving cash. The Company can not predict with certainty the expected revenue, gross profit, net income or loss and usage of cash and cash equivalents for FY 04. However, management believes that its cash resources will be sufficient to fund its operations for at least the next twelve months under its current operating plan.  If management is unable to manage the Company’s business operations in line with budget expectations, it could have a material adverse effect on the Company’s business viability, financial position, results of operations and cash flows. Further, if the Company is not successful in sustaining profitability and remaining at least cash flow break-even, additional capital may be required to maintain ongoing operations.

The Company believes the unique performance of the AEM technology and its breadth of independent endorsements provides an opportunity for continued market share growth. The Company believes that the market awareness of the AEM technology and its endorsements is continually improving and that this will benefit the sales efforts in FY 04. The Company believes that the Company entered FY 04 having achieved improvements in the clinical credibility of its technology. The Company’s objective in FY 04 is to maintain expense controls while optimizing sales execution in the field, expand market awareness of the AEM technology and maximize the number of additional hospital conversions to AEM instruments.

Income Taxes

As of March 31, 2003, net operating loss carryforwards totaling approximately $15,300,000 are available to reduce taxable income in the future. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the year 2006. The Company has not paid income taxes since its inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year, if certain events occur, including changes in ownership interests. The Company has established a valuation allowance for the entire amount of its deferred tax asset since inception due to its history of losses. Should the Company achieve sufficient, sustained income in the future, the Company may conclude that some or all of the valuation allowance should be reversed.

Contractual Obligations

Aside from the operating lease commitments, the Company does not have any material contractual commitments requiring settlement in the future.

At September 30, 2003, the Company’s commitments under these obligations were as follows:

Operating Leases

Year ended March 31,

2004

$

55,786

2005

66,955

$

122,741

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, sales returns, warranty, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

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

3.                                      We may need additional funding to support our operations.  We were formed in 1991 and have incurred losses of over $15 million since that date. We have primarily financed research, development, and operational activities with sales of our common stock. At September 30, 2003, we had $1,378,653 in cash available to fund future operations. We believe that we can maintain profitable operations in FY 2004 but there is no guarantee of our ability to do so.  We may also find ourselves at a competitive disadvantage due to our constrained liquidity.

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

6.                                      If government regulations change or if we fail to comply with existing and/or new regulations, we might miss market opportunities and experience increased costs and limited growth.  The research, manufacturing, marketing and distribution of our products in the United States and other countries are subject to extensive regulation by numerous governmental authorities including, but not limited to, the Food and Drug Administration. Under the Federal Food, Drug and Cosmetic Act, medical devices must receive clearance from the Food and Drug Administration through the Section 510(k) pre-market notification process or through the more lengthy pre-market approval process before they can be sold in the United States. The process of obtaining required regulatory approvals is lengthy and has required the expenditure of substantial resources. There can be no assurance that we will be able to continue to obtain the necessary approvals. As part of our strategy, we also intend to pursue commercialization of our products in international markets. Our products are subject to regulations that vary from country to country. The process of obtaining foreign regulatory approvals in certain countries can be lengthy and require the expenditure of substantial resources. We may not be able to obtain necessary regulatory approvals or clearances on a timely basis or at all, and delays in receipt of or failure to receive such approvals or clearances, or failure to comply with existing or future regulatory requirements would have a material adverse effect on our financial position, results of operations and cash flows.

7.                                      If we fail to comply with the extensive regulatory requirements governing the manufacturing of our products, we could be subject to fines, suspensions or withdrawals of regulatory approvals, product recalls, suspension of manufacturing, operating restrictions and/or criminal prosecution. The manufacturing of our products is subject to extensive regulatory requirements administered by the Food and Drug Administration and other regulatory bodies. Inspection of our manufacturing facilities and processes can be conducted at any time, without prior notice, by the agencies. In addition, future changes in regulations or interpretations made by the Food and Drug Administration or other regulatory bodies, with possible retroactive effect, could adversely affect us. Changes in existing regulations or adoption of new regulations or policies could prevent us from obtaining, or affect the timing of, future regulatory approvals or clearances. We may not be able to obtain necessary regulatory approvals or clearances on a timely basis in the future, or at all. Delays in receipt of, failure to receive such approvals or clearances and/or failure to comply with existing or future regulatory requirements would have a material adverse effect on our financial position, results of operations and cash flows.

8.                                      One of our directors controls an aggregate of approximately 33% of our common stock and our executive management group owns a substantial percentage of our common stock.  As of September 30, 2003, Vern D. Kornelsen, a director of the Company, and an entity controlled by Mr. Kornelsen own an aggregate of 1,884,443 shares of our common stock.  As a result, Mr. Kornelsen may be able to exert substantial influence over matters requiring action by our shareholders.   Our executive officers and directors as a group beneficially own 3,092,484 shares of our common stock and as a group may be able to substantially influence the election of our Board of Directors.  Such voting concentration could exert substantial influence over other matters requiring action by our shareholders.

9.                                      Our current patents, trade secrets and know-how may not provide a competitive advantage, the pending applications may not result in patents being issued, and our competitors may design around any patents issued to us. Our success will continue to depend in part on our ability to maintain patent protection for our products and processes, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. We have four issued U.S. patents on several technologies embodied in our AEM Monitoring System, AEM Instruments and related accessories and we have applied for additional U.S. patents. In addition, we have four issued foreign patents. The validity and breadth of claims coverage in medical technology patents involve complex legal and factual questions and may be highly uncertain. Also, patents may not protect our proprietary information and know-how or provide adequate remedies for us in the event of unauthorized use or disclosure of such information, and others may be able to develop, independently, such information. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation may be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us, to defend us against claimed infringement of the rights of others or to determine the ownership, scope or validity of our proprietary rights or those of others. Any such claims may require us to incur substantial litigation expenses and to divert substantial time and effort of management personnel and could substantially decrease the amount of capital available for our operations. An adverse determination in litigation involving the proprietary rights of others could subject us to significant liabilities to third parties, could require us to seek licenses from third parties, and could prevent us from manufacturing, selling or using our products. The occurrence of any such actual or threatened litigation or the effect on our business of such litigation may materially adversely affect our financial position, results of operations and cash flows.  Additionally, our assessment that a patent is no longer of value could result in a significant charge against our earnings.

10.                               We depend on single source suppliers for certain of the key components and sub-contractors to provide much of our products used in the manufacturing of our products.  The loss of a supplier or limitation in supply from existing suppliers could have a material adverse effect on our ability to manufacture our products until a new source of supply is located. Although we believe that there are alternative suppliers, any interruption in the supply of key components could have a material adverse effect on us. A sudden increase in customer demand may create a backorder situation as lead times for some of our critical materials are in excess of 12 weeks. We rely on subcontractors to provide products, either in the form of finished goods or sub-assemblies that we then assemble and test. While these sub-contractors reduce our total cost of manufacturing, they may not be as responsive to increased demand as we would be if we had our manufacturing capacity entirely in-house, which may limit our growth strategy and revenues.

11.                               The potential fluctuation in future quarterly results may cause our stock price to fluctuate. We expect that our operating results could fluctuate significantly from quarter to quarter in the future and will depend upon a number of factors, many of which are outside our control. These factors include the extent to which our AEM system and related accessories gain market acceptance; our investments in marketing, sales, research and development and administrative personnel necessary to support our anticipated growth; our ability to expand our market share; actions of competitors and general economic conditions. The market value of our stock has dramatically fluctuated in the past and is likely to fluctuate in the future. Any deviation could have an immediate and significant negative impact on the market price of our stock.

12.                               Our common stock is thinly traded, the prices at which it trades are volatile and the buying or selling actions of a few shareholders may adversely affect our stock price.   At March 31, 2003 we had a public float of 2,457,358 shares or 43% of the outstanding common stock. The average number of shares traded in any given day over the past year has been relatively small compared to the public float. Thus, the actions of a few shareholders either buying or selling shares of our common stock may adversely affect the price of the shares. Historically, the over-the-counter markets for securities such as our common stock have experienced extreme price and volume fluctuations that do not necessarily relate to operating performance.

13.                               Our insurance coverage for product liability claims is up to $5,000,000. We face an inherent business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in adverse effects to a patient. We maintain a general liability insurance policy up to the amount of $5,000,000 that includes coverage for product liability claims. Liability claims may be excluded from the policy may exceed the coverage limits of the policy, or the insurance may not continue to be available on commercially reasonable terms or at all. Consequently, a product liability claim or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on our financial position, results of operations and cash flows.

14.                               We depend on revenue from some major customers.  We depend on revenue that is generated from hospitals’ ongoing usage of the AEM surgical instruments. In FY 2003, we generated revenue from over 300 hospitals that have converted to AEM products, but no hospital customer contributed more than 3% to the total revenues. We utilize a small number of stocking distributors, which sell AEM products to multiple hospital customers.  In FY 2003, we generated revenue of $721,687 (11%) and $701,689 (10%) from two of these distributors.  While it is infrequent that a hospital customer stops using AEM instruments after they convert, a loss of ongoing revenue from a hospital customer could have a material adverse effect on our revenues and cash flows.

15.                               We depend on certain key personnel. We are highly dependent on a limited number of key management personnel, particularly our President and Chief Executive Officer, James A. Bowman. Our loss of key personnel to death, disability or termination, or our inability to hire and retain qualified personnel, could have a material adverse effect on our financial position, results of operations and cash flows.

ITEM 3   -   CONTROLS AND PROCEDURES

(a) The Company has carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14c of the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded as of September 30, 2003 that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company under the Exchange Act was recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms.

(b) There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of the evaluation discussed above, nor any significant deficiencies or material weaknesses in such disclosure controls, internal controls and procedures requiring corrective actions. As a result no corrective actions were taken.

PART II.                                                OTHER INFORMATION

ITEM 1                                                        LEGAL PROCEEDINGS

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

ITEM 2                                                        Not Applicable

ITEM 3                                                        RECENT SALES OF UNREGISTERED SECURITIES

On July 30, 2003 the Company issued a total of 333,334 shares of its common stock to the Wasatch Micro Cap Fund and the Wasatch Micro Cap Value Fund, for gross proceeds of $1,000,002.  Funds managed by Wasatch Advisors, Inc. held shares of the Company’s common stock, constituting less than 5% of the issued and outstanding shares of its common stock, prior to that transaction.  These securities were sold in transactions exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D thereunder.

ITEM 4 -                                            Not Applicable

ITEM 5 -                                            Not Applicable

ITEM 6 -                                          EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits

31.1        Certification of Chief Executive Officer under Rule 13a-14(a)

31.2        Certification of Principal Financial Officer under Rule 13a-14(a)

32.1        Certification of Periodic Reports pursuant to Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

Item 4 Changes in Registrant's Certifying Accountant July 15, 2003

Item 4 Changes is Registrant's Certifying Accountant July 29, 2003

Item 9 Regulation FD Disclosure, Private Equity Placement July 31, 2003

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Encision has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Title	Date

/s/ Marcia McHaffie	Controller	October 17, 2003
Marcia McHaffie	(Principal Accounting Officer)