Form 10QSB
period 2003-12-31
ENCISION INC
filed 2004-02-17
CIK 930775

U. S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

Yes   ☒   No   ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, No par value	5,818,148 Shares
Class	(outstanding at January 31, 2004)

Transitional Small Business Disclosure Format

Yes    ☐   No   ☒

ENCISION INC.

FORM 10-QSB

For the Quarter Ended December 31, 2003

INDEX

PART I.	UNAUDITED FINANCIAL INFORMATION

ITEM 1	-	Condensed Interim Financial Statements:
	-	Condensed Balance Sheets as of December 31, 2003 and March 31, 2003
	-	Condensed Statements of Operations for the Three Months Ended December 31, 2003 and 2002
	-	Condensed Statements of Operations for the Nine Months Ended December 31, 2003 and 2002
	-	Condensed Statements of Cash Flows for the Nine Months Ended December 31, 2003 and 2002
	-	Notes to Condensed Interim Financial Statements

ITEM 2	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3	-	Controls and Procedures

PART II.	OTHER INFORMATION

ITEM 6	-	Exhibits and Reports on Form 8-K

SIGNATURE

PART I                  FINANCIAL INFORMATION

ITEM 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

ENCISION INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2003	March 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,212,333	$585,552
Accounts receivable, net of allowance for doubtful accounts of $19,000 and $25,000, respectively	953,460	959,808
Inventory, net of reserve for obsolescence of $90,000 and $68,000, respectively	1,144,110	931,323
Prepaid expenses	185,891	46,929
Total current assets	3,495,794	2,523,612

EQUIPMENT, at cost:
Furniture, fixtures and equipment	770,398	818,392
Customer-site equipment	419,457	306,381
Less - accumulated depreciation	(833,117)	(858,144)

Equipment, net	356,738	266,629
PATENTS, net of accumulated amortization of $64,988 and $55,871, respectively	120,799	129,916
OTHER ASSETS	12,972	12,972
Total assets	$3,986,303	$2,933,129

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$388,962	$416,848
Accrued compensation	147,299	150,607
Other accrued liabilities	348,783	359,326
Total current liabilities	885,044	926,781

LONG-TERM LIABILITIES:
Lease payable	19,613	—

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized, 5,816,972 (2004) and 5,430,026 (2003) shares outstanding	18,273,100	17,267,684
Accumulated deficit	(15,191,454)	(15,261,336)
Total shareholders’ equity	3,081,646	2,006,348
Total liabilities and shareholders’ equity	$3,986,303	$2,933,129

The accompanying notes are an integral part of these condensed financial statements.

ENCISION INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31,
	2003	2002

REVENUE, NET	$1,790,849	$1,812,053

COST OF SALES	731,853	754,117
Gross profit	1,058,996	1,057,936

OPERATING EXPENSES:
Sales and marketing	639,563	599,080
General and administrative	227,555	189,254
Research and development	190,050	121,775
Total operating expenses	1,057,168	910,109

INCOME FROM OPERATIONS	1,828	147,827

OTHER INCOME (EXPENSE):
Interest income	2,033	1,034
Other (expense), net	(719)	(499)
NET INCOME	$3,142	$148,362

NET INCOME PER SHARE:
Basic and diluted net income per common share	$0.00	$0.03

Diluted net income per common share	$0.00	$0.03

Weighted average shares used in computing basic net income per common share	5,785,121	5,423,747

Weighted average shares used in computing diluted net income per common share	6,254,499	5,858,960

The accompanying notes are an integral part of these condensed financial statements.

ENCISION INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Nine Months Ended December 31,
	2003	2002

REVENUE, NET	$5,372,808	$4,908,318

COST OF SALES	2,236,571	1,952,973
Gross profit	3,136,237	2,955,345

OPERATING EXPENSES:
Sales and marketing	1,806,759	1,782,195
General and administrative	685,177	662,845
Research and development	570,474	361,642
Total operating expenses	3,062,410	2,806,682

INCOME FROM OPERATIONS	73,827	148,663

OTHER INCOME (EXPENSE):
Interest income	3,334	3,247
Other (expense) income, net	(7,279)	1,071
NET INCOME	$69,882	$152,981

NET INCOME PER SHARE:
Basic and diluted net income per common share	$0.01	$0.03

Diluted net income per common share	$0.01	$0.03

Weighted average shares used in computing basic net income per common share	5,626,602	5,422,211

Weighted average shares used in computing diluted net income per common share	6,081,853	5,895,458

The accompanying notes are an integral part of these condensed financial statements.

ENCISION INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended December 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$69,882	$152,981
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
Depreciation and amortization	137,703	75,609
Provision for bad debts	(6,000)	12,000
Inventory reserves	22,000	8,000
Non-cash, stock-based, compensation charge	—	12,000
Changes in operating assets and liabilities-
Accounts receivable	12,348	(43,969)
Inventory	(234,787)	(72,550)
Other assets	(138,962)	(40,788)
Accounts payable	(27,886)	240,226
Accrued compensation and other accrued liabilities	5,762	107,391
Net cash (used) provided by in operating activities	(159,940)	450,900

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment	(218,695)	(267,299)
Patent costs	—	(20,575)

Net cash used in investing activities	(218,695)	(287,874)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	49,513	6,320
Proceeds from the issuance of common stock	1,000,002	—
Cost of the issuance of common stock	(44,099)	—
Net cash provided by financing activities	1,005,416	6,320

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	626,781	169,346

CASH AND CASH EQUIVALENTS, beginning of period	585,552	500,988
CASH AND CASH EQUIVALENTS, end of period	$1,212,333	$670,334

The accompanying notes are an integral part of these financial statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2003

(Unaudited)

(1)           ORGANIZATION AND NATURE OF BUSINESS

Encision Inc. (the “Company”) is a medical device company that designs, develops, manufactures and markets patented surgical instruments that provide greater safety to patients undergoing minimally-invasive surgery.  The Company believes its patented AEM® surgical instrument technology is changing the marketplace for electrosurgical devices and instruments by providing a solution to a patient safety risk in laparoscopic surgery.  The Company’s sales to date have been made principally in the United States.

The Company achieved profitable operations in fiscal 2003 but prior to that had incurred losses since its inception and has an accumulated deficit of $15,191,454 at March 31, 2003. Operations have been financed primarily through issuance of common stock.

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

The net accounts receivable balance at December 31, 2003 of $953,460 included $107,344, or approximately 11%, from one distributor. The net accounts receivable balance at March 31, 2003 of $959,808 included $227,178, or approximately 24%, from one distributor.

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

	December 31, 2003	March 31, 2003

Raw materials	$911,408	$627,243
Finished goods	322,702	372,080
	1,234,110	999,323
Less - Reserve for obsolescence	(90,000)	(68,000)
	$1,144,110	$931,323

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

Accrued Liabilities

The Company has accrued $115,000 related to warranty claims and $69,278 related to sales commissions and has included these amounts in accrued liabilities in the accompanying balance sheets as of December 31, 2003.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. SFAS No. 109 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized. For the Nine months ended December 31, 2003, the Company utilized net operating loss carryforwards to entirely offset its tax liability. As a result, no tax provision is reflected in the accompanying statements of operations.  Should the Company achieve sufficient, sustained income in the future, the Company may conclude that some or all of the valuation allowance should be reversed.

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

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations in accounting for stock options granted to employees.  If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company’s net income or loss and pro forma net income or loss per basic and diluted common share for the three and Nine months ended December 31, 2003 would have been reported as follows:

Three months ended December 31, 2003

Net Income (Loss)
As Reported	$3,142
Stock-based compensation based upon estimated fair values	(42,558)
Pro forma	$(39,416)
Pro Forma Net Income (Loss) Per Basic and Diluted Common Share
As Reported	$0.00
Pro Forma	$(0.01)

Nine months ended December 31, 2003

Net Income (Loss)
As Reported	$69,882
Stock-based compensation based upon estimated fair values	(123,022)
Pro forma	$(53,140)
Pro Forma Net Income (Loss) Per Basic and Diluted Common Share
As Reported	$0.01
Pro Forma	$(0.01)

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

The following is a table that reconciles the numerators and denominators of the basic and diluted earnings per share:

	For the Three Months Ended December 31, 2003
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income
Basic EPS Income available to common stockholders	$3,142	5,785,121	$0.00

Effect of Dilutive Securities Stock Options		469,378

Diluted EPS Income available to common stockholders + dilutive securities	$3,142	6,254,499	$0.00

	For the Nine Months Ended December 31, 2003
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income
Basic EPS Income available to common stockholders	$69,882	5,626,602	$0.01

Effect of Dilutive Securities Stock Options		455,251

Diluted EPS Income available to common stockholders + dilutive securities	$69,882	6,081,853	$0.01

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS No. 148”), which (i) amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation (ii) amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation and (iii) amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. Items (ii) and (iii) of the new requirements in SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. We have included the requirements of item (ii) in Note 2 in the Notes to Financial Statements and have included the requirements of item (iii) beginning in our first quarter of 2004.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which requires that, for guarantees within the scope of FIN 45 issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be recognized. FIN 45 does not apply to certain guarantee contracts, such as for a lessee’s residual value guarantee embedded in a capital lease. FIN 45 also requires additional disclosures in financial statements for periods ending after December 15, 2002, which we have adopted. However, as of December 31, 2003, we believe that, other than product warranty, we have no material items subject to the new disclosure requirements.

(3)           COMMITMENTS AND CONTINGENCIES

The Company currently leases its facilities under noncancelable lease agreements through October 31, 2004. The minimum future lease payments are $27,893 for fiscal year ended March 31, 2004 and $66,955 for fiscal year ended March 31, 2005.

The Company is subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of the Company’s products and regularly inspects the Company and other manufacturers to determine their compliance with these regulations. As of December 31, 2003 the Company believes it was in substantial compliance with all known regulations. The Company was last inspected in November 1998 and has not been notified of any deficiencies from that inspection. FDA inspections are conducted periodically at the discretion of the FDA.

The results of operations for the quarter ended December 31, 2003 should not be taken as an indication of the results of operations for all or any part of the balance of the year.

The accounts receivable balance at December 31, 2003 of $953,460 included $42,730 (4%) from international customers.

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

ITEM 2 –  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this section on Management’s Discussion and Analysis are not historical facts, including statements about the Company’s strategies and expectations about new and existing products, market demand, acceptance of new and existing products, technologies and opportunities, market and industry segment growth, and return on investments in products and markets.  These statements are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward looking statements.  All forward looking statements in this section on Outlook are based on information available to the Company on the date of this document, and the Company assumes no obligation to update such forward looking statements.  Readers of this Form 10-QSB are strongly encouraged to review the section entitled “Factors Which May Affect Future Performance and Financial Condition.”

General

Encision Inc. (“Encision” or “the Company”), a medical device company based in Boulder, Colorado, has developed and launched innovative technology that is emerging as a standard of care in minimally-invasive surgery. The Company believes its patented AEM® Surgical Instruments are changing the marketplace for electrosurgical devices and laparoscopic instruments by providing a solution to a well documented patient safety risk in laparoscopic surgery.

Encision was founded to address market opportunities created by the increase in minimally-invasive surgery (“MIS”) and the surgeons’ preference for using electrosurgery devices in these procedures.  The product opportunity was created by surgeons’ continued widespread demand for using monopolar electrosurgery instruments which, when used in laparoscopic surgery, are susceptible to causing inadvertent collateral tissue damage outside the surgeon’s field of view. The risk of unintended electrosurgical burn injury to the patient in laparoscopic surgery has been well documented. This risk poses a threat to patient safety and creates liability exposure for surgeons and hospitals that do not adequately address the issue.

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

Adding further credibility to the benefits of Encision’s AEM technology are the Company’s recent supplier agreements with Novation and Premier, two of the largest Group Purchasing Organizations (GPO) in the United States. Together, Novation and Premier represent over 3,000 hospitals and over 50% of all surgery in the U.S.  Management believes that these GPO supplier agreements give further indication that AEM technology is gaining broader acceptance in the market. Management believes that having the nation’s leading medical purchasing groups recognize the value of the Company’s technology reflects the potential impact that AEM instruments products can have in the market and in advancing patient safety in surgery nationwide. These agreements do not involve purchase commitments but the Company expects these relationships to expand the market visibility of AEM technology and smooth the procurement and conversion process for new hospital customers.

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

Until fiscal 2003, the Company incurred annual losses since its inception, and has an accumulated deficit of $15,191,454 at December 31, 2003.  Operations have been financed primarily through issuance of equity. The Company’s liquidity has stabilized after a history of operating losses.  On July 30, 2003 the Company issued 333,334 shares of its common stock to the Wasatch Micro Cap Fund and the Wasatch Micro Cap Value Fund, for gross proceeds of $1,000,002.  Funds managed by Wasatch Advisors, Inc. held shares of the Company’s common stock, constituting less than 5% of the issued and outstanding shares of its common stock, prior to that transaction.

During the nine months ended December 31, 2003, the Company used $159,940 in cash for operations and used $218,695 for investments in patents and equipment (primarily capital equipment owned by the Company at customer locations). As of December 31, 2003, the Company had $1,212,333 in cash and cash equivalents available to fund future operations, an increase of $626,781 from March 31, 2003.  The Company’s working capital is $2,610,750 at December 31, 2003.

Historical Perspective

The Company was organized in 1991 and spent several years developing the AEM monitoring system and protective sheaths to adapt to conventional electrosurgical instruments. During this period, the Company conducted product trials and applied for patents with the United States Patent Office and with the International patent agencies. Patents were issued in 1994, 1996, 1997, 1998 and 2002.

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

The launch of an expanded line of AEM Laparoscopic Instruments was accomplished over the past two years. With the broad array of AEM instruments now available, the surgeon has a wide choice of instrument options and does not have to change surgical technique. Since conversion to AEM technology is transparent to the surgeon, hospitals can now universally convert to AEM technology, thus providing their laparoscopic surgery patients a higher level of safety.  This coincides with the continued expansion of independent endorsements for AEM technology.  Recommendations from the malpractice insurance and medicolegal communities complement the broad clinical endorsements AEM technology has garnered over the past few years.

Outlook

Installed Base of AEM Monitoring Equipment:  The Company believes that the installed base of AEM monitors has the potential for increasing as the inherent risks associated with monopolar laparoscopic electrosurgery become more widely acknowledged and as the network of independent sales representatives becomes more adept at selling the AEM products to our customers. The Company expects that the replacement sales of electrosurgical instruments and accessories will increase as additional hospitals are converted to AEM technology. The Company believes that the efforts to improve the quality of sales representatives carrying the AEM product line, along with increased marketing efforts and the introduction of new products, may provide the basis for increased revenue and continuing profitable operations.  However these measures, or any others that the Company may adopt, may not result in either increased revenue or continuing profitable operations.

Possibility of Continued Operating Losses:  Until fiscal 2003, the Company had incurred losses from operations since inception and has an accumulated deficit of $15,191,454 as of December 31, 2003.  The Company has made significant strides toward improving its operating results.  Approximately $627,000 of cash has been provided by the Company’s activities in fiscal 2004. However, due to the ongoing need to develop, optimize and train the independent sales rep network and the need to increase sustained revenues to a level adequate to cover fixed and variable operating costs, the Company may operate at a net loss from time to time. On July 30, 2003 the Company issued a total of 333,334 shares of its common stock to the Wasatch Micro Cap Fund and the Wasatch Micro Cap Value Fund, for gross proceeds of $1,000,002.  Funds managed by Wasatch Advisors, Inc. held shares of the Company’s common stock, constituting less than 5% of the issued and outstanding shares of its common stock, prior to that transaction.

Revenue Growth:  The Company expects to generate increased revenue in the U.S. from sales to new hospital customers as the network of independent sales representatives becomes more proficient and expands the number of hospital conversions to AEM Surgical Instruments. The Company believes that the visibility and credibility of the independent clinical endorsements for AEM technology will contribute to new hospital conversions and increased revenues in fiscal 2004.  The Company also expects that supplier agreements with Novation and Premier, which together represent over 3,000 U.S. hospitals, will expose more hospitals to the benefits of AEM technology and may stimulate new hospital conversions and increased revenues. The Company also expects to increase market share gains through promotional programs of placing Company-owned AEM monitors at no charge into hospitals that commit to standardize on AEM instruments. However the Company’s efforts to increase market share and grow revenues will depend in part on the Company’s ability to expand the efficiency and effective coverage range of its independent sales representative network.

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

Results of Operations

For the three months ended December 31, 2003 compared to the three months ended December 31, 2002.

Net revenue.  Revenue for the quarter ended December 31, 2003, was $1,790,849, compared to $1,812,053 for the quarter ended December 31, 2002, a decrease of 1%.  The decrease is attributable to a decrease in the number of new hospital conversion orders vs. one year ago.  The Company converted five new hospitals to AEM technology in the three months ended December 31, 2003.  The pipeline of new hospital prospects remains strong; however, progress through the sales continuum has slowed and we have seen a lower rate of new hospital conversions during the past nine months.  We believe this is due to a combination of factors, including general economic conditions.  However, we experienced a consistent level of replacement business from the installed base of users.  When a hospital converts to AEM technology the Company earns revenue from replacement instrument purchases, which only the Company can provide.  The Company is working to expand the effective coverage range of its independent sales rep network.  These efforts are intended to help the Company increase new hospital conversions to AEM Instruments  The Company has trained 43 new reps in the past 4 months.  While it will take a number of months before they generate new hospital conversions, the combination of the new rep additions and an expanded sales management team is intended to provide the field focus necessary to achieve market gains

Gross Profit.  The gross profit for the quarter ended December 31, 2003 of $1,058,996 increased by 0% from the quarter ended December 31, 2002 gross profit of $1,057,936. Gross profit as a percentage of revenue (gross margin) increased from 58% for the quarter ended December 31, 2002 to 59% in the quarter ended December 31, 2003.  The increase in gross margin was primarily the result of minor sales price increases compared with one year ago.  For the three months ended December 31, 2003, the Company provided $23,889 in AEM monitors to customers at no-charge to newly converted hospitals as part of a sales incentive program.

Sales and marketing expenses.  Sales and marketing expenses of $639,563 for the quarter ended December 31, 2003 increased by 7% compared to $599,080 for the quarter ended December 31, 2002.  The increase was a result of increased sales commissions on higher revenue.  Sales expenses are under budget, though slightly increased versus one year ago.  We have taken recent actions intended to lead to improved results commensurate with the special potential of our AEM technology.  These actions include adding personnel to our sales management team to more effectively manage the network of independent sales representatives and expand the effective coverage range.  A larger sales management team is focused on training, directing, motivating and managing the independent rep network to expand our effective coverage range and increase the rate of new account conversions.

General and administrative expenses.  General and administrative expenses of $227,555 for the quarter ended December 31, 2003 increased by 20% compared to $189,254 for the quarter ended December 31, 2002. The increase is the result of increases in compensation, property & casualty insurance, legal fees and fees for outside Directors compared with one year ago.

Research and development expenses.  Research and development expenses of $190,050 for the quarter ended December 31, 2003 increased by 56% compared to $121,775 for the quarter ended December 31, 2002. The increase is a result of added headcount and expenses associated with initiatives to address design, manufacturing and cost improvements with several product lines.

For the nine months ended December 31, 2003 compared to the nine months ended December 31, 2002.

Net revenue.     Revenue for the nine months ended December 31, 2003, were $5,372,808, compared to $4,908,318 for the nine months ended December 31, 2002, an increase of 9%. The increase is attributable to the Company’s successful conversion of new hospitals utilizing AEM technology while maintaining strong ongoing business and customer retention from hospitals that had previously converted to Encision’s technology.  The pipeline of new hospital prospects remains strong, however, progress through the sales continuum has slowed and we have seen a lower rate of new hospital conversions during the past nine months.  We believe this is due to a combination of factors, including general economic conditions.  However, we experienced a consistent level of replacement business from the installed base of users.  When a hospital converts to AEM technology the Company earns revenue from replacement instrument purchases, which only the Company can provide.  The Company is working to expand the effective coverage range of its independent sales rep network.  These efforts are intended to help the Company increase new hospital conversions to AEM Instruments  The Company has trained 43 new reps in the past 4 months.  While it will take a number of months before they generate new hospital conversions, the combination of the new rep additions and an expanded sales management team is intended to provide the field focus necessary to achieve market gains.

Gross profit.   Gross profit for the nine months ended December 31, 2003 of $3,136,237 increased by 6% from the nine months ended December 31, 2002 gross profit of $2,955,345.  Gross profit as a percentage of revenue (gross margin) decreased from 60% for the nine months ended December 31, 2002 to 58% in the nine months ended December 31, 2003. The decrease in gross margin was primarily the result of increased depreciation expense for no-charge AEM monitors placed in customer facilities, added headcount in Operations department, a shift in revenue mix (increased sales for a lower margin product family) and unfavorable foreign exchange rates compared with one year ago.  For the nine months ended December 31, 2003, the Company provided $113,076 in AEM monitors to customers at no-charge to newly converted hospitals as part of a sales incentive program.

Sales and marketing expenses.   Sales and marketing expenses of $1,806,759 for the nine months ended December 31, 2003 increased by 1% compared to $1,782,195 for the nine months ended December 31, 2002.  The sales commission programs are based on revenue goals which include incentives for the sales team to grow revenue via new hospital conversions to the Company’s AEM products.  Sales expenses are under budget, though slightly increased versus one year ago.  Marketing expenses are decreased from one year ago due to the timing impact of various marketing programs and initiatives.  We have taken recent actions intended to lead to improved results commensurate with the special potential of our AEM technology.  These actions include adding personnel to our sales management team to more effectively manage the network of independent sales representatives and expand the effective coverage range.  A larger sales management team is focused on training, directing, motivating and managing the independent rep network to expand our effective coverage range and increase the rate of new account conversions.

General and administrative expenses.  General and administrative expenses of $685,177 for the nine months ended December 31, 2003 increased by 3% compared to $662,845 for the nine months ended December 31, 2002. The increase is the result of increased compensation, property & casualty insurance, legal fees and fees for outside Directors compared with a year ago.

Research and development expenses.   Research and development expenses of $570,474 for the nine months ended December 31, 2003 increased by 58% compared to $361,642 for the nine months ended December 31, 2002. The increase is a result of added headcount and expenses associated with initiatives to address design, manufacturing and cost improvements with several product lines.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by sales of common stock and warrants to purchase the Company’s common stock, which totaled $18,273,100 through December 31, 2003, and, to a lesser degree, funds provided by sales of the Company’s products. On July 30, 2003 the Company issued a total of 333,334 shares of its common stock to the Wasatch Micro Cap Fund and the Wasatch Micro Cap Value Fund, for gross proceeds of $1,000,002.  Funds managed by Wasatch Advisors, Inc. held shares of the Company’s common stock, constituting less than 5% of the issued and outstanding shares of its common stock, prior to that transaction.

The Company’s operations used $159,940 of cash in the nine months ended December 31, 2003 on sales of $5,372,808 and generated $450,900 of cash in the nine months ended December 31, 2002 on sales of $4,908,318. Prior to fiscal 2003, the use of cash in our operations resulted primarily from the funding of the Company’s annual net losses. These amounts of cash generated from and used in operations are not indicative of the expected cash to be generated from or used in operations in FY 04. As of December 31, 2003, the Company had $1,212,333 in cash and cash equivalents available to fund future operations. Working capital was $2,610,750 at December 31, 2003 compared to $1,596,831 at March 31, 2003. Current liabilities were $885,044 at December 31, 2003, compared to $926,781 at March 31, 2003.

Capital expenditures in the nine months ended December 31, 2003 ($218,695) result primarily from the capitalization of AEM monitors placed in hospitals under various promotional programs. Placing Company-owned AEM monitors into hospitals at no charge to facilitate their use of AEM instruments is an initiative to accelerate new hospital conversions to AEM instruments. Under these promotional programs the Company maintains ownership of the AEM monitor and the cost is capitalized and depreciated as cost of sales over the projected five year life of the asset.

The Company’s fiscal year 2004 (“FY 04”) operating plan is focused on increasing hospital conversions to AEM products, growing revenue, increasing gross profits and conserving cash. The Company can not predict with certainty the expected revenue, gross profit, net income or loss and usage of cash and cash equivalents for FY 04. However, management believes that its cash resources will be sufficient to fund its operations for at least the next twelve months under its current operating plan.  If management is unable to manage the Company’s business operations in line with budget expectations, it could have a material adverse effect on the Company’s business viability, financial position, results of operations and cash flows. Further, if the Company is not successful in sustaining profitability and remaining at least cash flow break-even, additional capital may be required to maintain ongoing operations.

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

At December 31, 2003, the Company’s commitments under these obligations were as follows:

Operating Leases

Year ended March 31,

2004

$

27,893

2005

66,955

$

94,848

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

3.             We may need additional funding to support our operations.  We were formed in 1991 and have incurred losses of over $15 million since that date. We have primarily financed research, development, and operational activities with sales of our common stock. At December 31, 2003, we had $1,212,333 in cash available to fund future operations. We believe that we can maintain profitable operations in FY 2004 but there is no guarantee of our ability to do so.  We may also find ourselves at a competitive disadvantage due to our constrained liquidity.

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

8.             One of our directors controls an aggregate of approximately 33% of our common stock and our executive management group owns a substantial percentage of our common stock.  As of December 31, 2003, Vern D. Kornelsen, a director of the Company, and an entity controlled by Mr. Kornelsen own an aggregate of 1,888,443 shares of our common stock.  As a result, Mr. Kornelsen may be able to exert substantial influence over matters requiring action by our shareholders.  Our executive officers and directors as a group beneficially own 3,092,484 shares of our common stock and as a group may be able to substantially influence the election of our Board of Directors.  Such voting concentration could exert substantial influence over other matters requiring action by our shareholders.

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

12.          Our common stock is thinly traded, the prices at which it trades are volatile and the buying or selling actions of a few shareholders may adversely affect our stock price.  At March 31, 2003 we had a public float of 2,457,358 shares or 43% of the outstanding common stock. The average number of shares traded in any given day over the past year has been relatively small compared to the public float. Thus, the actions of a few shareholders either buying or selling shares of our common stock may significantly affect the price of the shares. Historically, the over-the-counter markets for securities such as our common stock have experienced extreme price and volume fluctuations that do not necessarily relate to operating performance.

13.          Our insurance coverage for product liability claims is up to $5,000,000. We face an inherent business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in adverse effects while in use. We maintain a general liability insurance policy up to the amount of $5,000,000 that includes coverage for product liability claims. Liability claims may be excluded from the policy, may exceed the coverage limits of the policy, or the insurance may not continue to be available on commercially reasonable terms or at all. Consequently, a product liability claim or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on our financial position, results of operations and cash flows.

14.          We depend on revenue from some major customers.  We depend on revenue that is generated from hospitals’ ongoing usage of the AEM surgical instruments. In FY 2003, we generated revenue from over 300 hospitals that have converted to AEM products, but no hospital customer contributed more than 3% to the total revenues.  In the U.S., we utilize one stocking distributor, which sells AEM products to multiple hospital customers.  During FY 2004, we have generated revenue of $381,000 (7%) from this distributor.  While it is infrequent that a hospital customer stops using AEM instruments after they convert, a loss of ongoing revenue from a hospital customer could have a material adverse effect on our revenues and cash flows.

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

ITEM 3 – CONTROLS AND PROCEDURES

(a) The Company has carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded as of December 31, 2003 that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company under the Exchange Act was recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms.

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

PART II.                OTHER INFORMATION

ITEM 1                   LEGAL PROCEEDINGS

The Company is not currently engaged in any legal proceedings except as described below.  The Company may become involved in litigation in the future in the normal course of business.

The Company has notified one of its distributors that it is in breach of its Distributor Agreement with the Company in several respects, and that if the distributor does not cure the breaches the Agreement may be terminated.  The distributor has informed the Company that it believes the Company’s interpretations of the Agreement are incorrect.  If the parties are not able to resolve the dispute or negotiate a settlement to the dispute, the Distributor Agreement provides for binding arbitration in Boulder, Colorado.  If the dispute is not resolved in a timely manner or is resolved in a manner adverse to the Company, it will likely affect sales activity in the distributor’s territory.  While the Company believes the existing on-going revenues from the installed base of customers may not be affected, potential new sales to new hospitals in that distributor’s territory could be hindered.  The distributor’s purchases have represented approximately 7% of the Company’s revenue in FY2004 and 10% of the Company’s revenue in FY 2003.  The business entity is principally owned by an individual who is a shareholder of the Company.

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

ITEM 4 –               Not Applicable

ITEM 5 –               Not Applicable

ITEM 6 –               EXHIBITS AND REPORTS ON FORM 8-K

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

Name	Title	Date

/s/ Marcia McHaffie	Controller	February 13, 2004
Marcia McHaffie	(Principal Accounting Officer)