Form 10KSB
period 2004-03-31
ENCISION INC
filed 2004-06-29
CIK 930775

QuickLinks -- Click here to rapidly navigate through this document

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

Commission File No.: 0-28604

ENCISION INC.
(Exact name of Registrant as specified in its charter)

Colorado	84-1162056
(State of incorporation)	(I.R.S. Employer Identification No.)
4828 Sterling Drive, Boulder, Colorado	80301
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (303) 444-2600

Securities registered pursuant to Section 12(b) of the Act: Common Stock, no par value

Securities registered pursuant to Section 12(g) of the Act: None

Name of each exchange on which registered: American Stock Exchange

        Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

        The Registrant's revenue for fiscal year ended March 31, 2004 was $7,285,606

        As of May 31, 2004, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant issued and outstanding on such date was $9,227,881. This figure is based on the closing sales price of $3.40 a share of the Registrants common stock on May 31, 2004.

        The number of shares outstanding of each of the Registrant's classes of common equity, as of the last practicable date.

Common Stock, no par value	5,859,209
(Class)	(Outstanding at May 31, 2004)

        Transitional Small Business Disclosure Format No ☒

        Documents Incorporated by Reference: Definitive Proxy Statement for the 2004 Annual Shareholders' meeting to be filed with the Commission and incorporated by reference as described in Part III and certain exhibits contained in Registration Statement #333-4118-D declared effective with the SEC on June 25, 1996. The 2004 Proxy Statement will be filed within 120 days after the end of the fiscal year ended March 31, 2004.

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

PART I

Item 1.    Business.

Company Overview

        Encision Inc. ("Encision" or "the Company"), a medical device company based in Boulder, Colorado, has developed and launched innovative technology that is emerging as a standard of care in minimally-invasive surgery. The Company believes its patented AEM® Surgical Instruments are changing the marketplace for electrosurgical devices and laparoscopic instruments by providing a solution to a well-documented patient safety risk in laparoscopic surgery.

        Encision was founded to address market opportunities created by the increase in minimally-invasive surgery ("MIS") and the surgeons' use of electrosurgery devices in these procedures. The product opportunity was created by surgeons' widespread demand for using monopolar electrosurgery instruments which, when used in laparoscopic surgery, are susceptible to causing inadvertent collateral tissue damage outside the surgeon's field of view. The risk of unintended electrosurgical burn injury to the patient in laparoscopic surgery has been well documented. This risk poses a threat to patient safety and creates liability exposure for surgeons and hospitals that do not adequately address the issue.

        Encision's patented AEM technology provides surgeons with the desired tissue effects, while preventing stray electrosurgical energy that can cause unintended and unseen tissue injury. AEM Laparoscopic Instruments are equivalent to conventional instruments in size, shape, ergonomics and functionality but they incorporate "active electrode monitoring" technology to dynamically and continuously monitor the flow of electrosurgical current, thereby helping to prevent patient injury. With Encision's "shielded and monitored" instruments, surgeons are able to perform electrosurgical procedures more safely and efficaciously than is possible using conventional instruments. In addition, the AEM instruments are cost competitive with conventional "non-shielded, non-monitored" instruments. The result is advanced patient safety at comparable cost and with no change in surgeon technique.

        AEM technology has been recommended and endorsed by sources from all groups involved in minimally-invasive surgery. Surgeons, nurses, biomedical engineers, the medicolegal community, malpractice insurance carriers and electrosurgical device manufacturers advocate the use of AEM technology. The breadth of endorsements continues to expand with the recognition of active electrode monitoring technology as an AORN Recommended Practice for Electrosurgery by the Association of periOperative Registered Nurses (AORN) and with a recent recommendation by a hospital malpractice insurance carrier.

Recent Developments

        On June 28, 2004, the Company announced that James A. Bowman resigned as President and CEO of the Company. Mr. Bowman also stepped down from his post on the Company's Board of Directors.

        The Company has reached an agreement in principle with John R. Serino to become President and CEO of the Company, and expects that Mr. Serino will formally assume his role on July 6, 2004.

Business Highlights

Proprietary, Patented Technology

        Encision has developed and launched patented AEM Surgical Instruments that enhance patient safety and patient outcome in laparoscopic surgical procedures. The Company has been issued four patents relating to AEM technology from the United States Patent Office, each encompassing multiple claims, and which have between seven and eleven years remaining. The Company also has patents relating to AEM technology issued in Europe, Japan, Canada and Australia.

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

Product Line has been Developed and Launched

        The Company's AEM Laparoscopic Instruments have been engineered to provide a seamless transition for surgeons switching from conventional laparoscopic instruments. AEM technology has been integrated into instruments that have the same look, feel and functionality of conventional instruments which surgeons have been using for years. The AEM product line encompasses the full range of instrument sizes, types and styles favored by surgeons. Thus, hospitals can make a complete and smooth conversion to Encision's product line, thereby advancing patient safety in MIS.

Technology has Received Broad Endorsements

        The Company's AEM technology has received independent endorsements from sources in all groups involved in minimally invasive surgery, including surgeons, nurses, biomedical engineers, medicolegal professionals, insurance companies and electrosurgery device manufacturers. The Association of periOperative Registered Nurses has recognized active electrode monitoring technology as an AORN Recommended Practice for Electrosurgery and an AORN Recommended Practice for Minimally-Invasive Surgery..

Emerging as a Standard of Care

        AEM technology is following a similar path as previous technical revolutions in surgery. Throughout the history of electrosurgery, companies that have developed significant technological breakthroughs in patient safety have seen their technologies become widely used. As with "Isolated" electrosurgical generators in the 1970s and with "REM" technology in the 1980s, AEM technology is receiving the broad endorsements that drove these previous new technologies to becoming a standard of care. The Company's proprietary AEM technology enhances patient safety in MIS and clinicians are now widely advocating its use. The expansion of a fully integrated AEM product line, combined with broad independent endorsements, has created momentum for the Company in the marketplace.

Developing Distribution Network is Advancing Utilization of AEM Technology

        The Company's AEM technology, in the hands of a sales network with broad access to the surgery marketplace, will help to increase utilization and market share. Historically, the Company's sales and marketing efforts have been hindered by its small size and limited distribution channels. While these limitations continue, an improving sales network has provided new hospital conversions to AEM technology in the past year. Supplier agreements with Novation and Premier, the two largest Group Purchasing Organizations (GPOs) for hospitals in the U.S., are beginning to expose more hospitals to the benefits of AEM technology.

Sole Possession of Key Technology Provides Marketing Leverage

        Management believes that sole possession of patented AEM technology provides the Company with marketing leverage toward gaining an increased share of the large market for surgical instruments in minimally-invasive surgery.

Market Overview

        In the 1990s, surgeons began widespread use of minimally-invasive surgical techniques. The benefits of MIS are substantial and include reduced trauma for the patient, reduced hospital stay, shorter recovery time and lower medical costs. With improvements in the micro-camera and in the variety of available instruments, laparoscopic surgery became popular among general and gynecologic surgeons. Laparoscopy now accounts for a large percentage of all surgical procedures performed in the United States. Approximately 50% of all abdominal surgeries in the U.S. are now performed via a laparoscopic approach. There are over 2.5 million laparoscopic procedures performed annually in the U.S., and this number is increasing by 2% annually (Note: market estimates in this section are referenced from Frost & Sullivan and Medical Data International).

        The annual worldwide market for laparoscopic instrumentation is estimated to be over $1 billion for general and gynecologic surgery. A component of that market includes laparoscopic hand instruments: scissors, graspers, dissectors, forceps, suction/irrigation devices, clip appliers and other surgical instruments of various designs that provide a variety of tissue effects. Among the laparoscopic hand instruments, approximately $400 million annually are instruments designed for "monopolar" electrosurgical utility. This market—for laparoscopic monopolar electrosurgical instruments—is the market the Company is targeting with its innovative AEM Laparoscopic Instruments. The Company's proprietary AEM product line supplants the conventional "non-shielded, non-monitored" electrosurgical instruments commonly used in laparoscopic surgery.

        When a hospital converts to AEM technology it provides recurring revenue from ongoing sales of replacement instruments. The Company's retention rate of converted customers is very strong due to the fact that there is no directly competing technology to supplant AEM products once the hospital has converted to AEM technology. Revenue from replacement reusable and disposable AEM products in converted hospitals represents over 80% of the Company's revenue in FY 2004 and this revenue stream can grow as the number of newly converted hospitals increases. AEM Instruments are competitively priced to conventional laparoscopic instruments.

        The Company aims to further develop the market by continuing to educate healthcare professionals about the benefits of AEM technology to advance patient safety. The Company is working to improve its sales network to reach the decision makers who purchase laparoscopic instruments and electrosurgical devices. Encision is also pursuing relationships with GPOs to assist in promoting the benefits of AEM technology. GPOs have significant influence on the market for surgical instruments.

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

        The primary form of electrosurgery, monopolar electrosurgery, is a standard tool for general surgeons throughout the world. In monopolar electrosurgery, the surgeon uses an instrument (typically scissors, grasper/dissectors, spatula blades or suction-irrigation electrodes) to deliver electrical current to patient tissue. This "active electrode" provides the surgeon with the ability to cut, coagulate or ablate tissue as needed during the surgery. With the advent of MIS procedures, surgeons have maintained their use of monopolar electrosurgery as a primary tool for hemostatic incision, excision and ablation. Unfortunately, conventional laparoscopic electrosurgical instruments from competing manufacturers are susceptible to emitting stray electrical currents during the procedure. This risk is exacerbated by the fact that the micro-camera system used in laparoscopy limits the surgical field-of-view. Ninety percent of the instrument may be outside the surgeon's field-of-view at any given time during the surgery.

        Since stray electrical current can occur at any point along the shaft of the instrument, the potential for burns occurring to tissue outside the surgeon's field-of-view is of great concern. Such burns to non-targeted tissue are dangerous as they are likely to go unnoticed and may lead to complications, such as perforation and infection in adjacent tissues or organs, and this can cause a cascade of adverse events. In many cases, the surgeon cannot detect stray electrosurgical burns at the time of the procedure. The resulting complication usually presents itself days later in the form of a severe infection, which often results in a return to the hospital and a difficult course of recovery for the patient. Reports indicate that this situation has even resulted in fatalities.

        Stray electrosurgical burn injury can result from two causes—insulation failure and capacitive coupling. Instrument insulation failure can be a common occurrence with laparoscopic instruments. Conventional active electrodes for laparoscopic surgery are designed with the same basic construction—a single conductive element and an outer insulation coating. Unfortunately, this insulation can fail during the natural course of normal use during surgery. It is also possible for instrument insulation to become flawed during the cleaning and sterilization process. This common insulation failure can allow electrical currents to "leak" from the instrument to unintended and unseen tissue with potentially serious ramifications for the patient. Capacitive coupling is another way stray electrosurgical energy can cause unintended burns during laparoscopy. Capacitive coupling is an electrical phenomenon that occurs when current is induced from the instrument to nearby tissue despite intact insulation. This potential for capacitive coupling is present in all laparoscopic surgeries that utilize monopolar electrosurgery devices and can likely occur outside the surgeon's field-of-view.

        Conventional, "non-shielded, non-monitored" laparoscopic instruments are susceptible to causing unintended, unseen burn injury to the patient in MIS. Insulation failure and capacitive coupling are the primary causes of stray electrosurgical burns in laparoscopy and are the two events over which the surgical team has traditionally had little, if any, control.

The Solution: Encision's AEM Laparoscopic Instruments

        Active electrode monitoring technology can eliminate the risk of stray electrical energy caused by insulation failure and capacitive coupling and thus helps to prevent unintended burn injury to the patient.

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

        Whereas conventional instruments are simply a conductive element with a layer of insulation coating, AEM Laparoscopic Instruments have a patented, multi-layered design with a built-in "shield", a concept much like the third-wire ground in standard electrical cords. The shield in these instruments is referenced back to a monitor at the electrosurgical generator. In the event of a harmful level of stray electrical energy, the monitor shuts down the power at the source, advancing patient safety. For instance, if instrument insulation failure should occur, the AEM system, while continually monitoring the instrument, immediately shuts down the electrosurgical generator, turning off the electrical current and alerting the surgical staff. The AEM system protects against capacitive coupling by providing a neutral return path for "capacitively coupled" electrical current. Capacitively coupled energy is continually drained away from the instrument and away from the patient through the protective shield built into all AEM instruments.

        The AEM system consists of shielded 5mm AEM instruments and an AEM monitor. The AEM instruments are designed to function identically to the conventional 5mm instruments that the surgeon is familiar with, but with the added benefit of enhanced patient safety. The Company's entire line of laparoscopic instruments has the integrated AEM design and includes the full range of instruments that are common in laparoscopic surgery today. The AEM monitor is compatible with most electrosurgical generators. AEM Laparoscopic Instruments provide enhanced patient safety, require no change in surgeon technique and are cost competitive. Thus, conversion to AEM Laparoscopic Instruments can be easy and economical.

Technology Precedents

        The Company believes that gaining broad independent endorsements in the surgical community is a demonstrated and successful process for new surgical technology to advance in the marketplace. From a concern or problem in surgery, the medical device industry develops a technological solution, and this solution evolves to garner credibility and endorsements. Once this occurs, the technology is then widely employed by hospitals to benefit patients, surgeons and the operating room staff. Management believes that AEM technology is following the same path as previous revolutions in electrosurgery. As with other safety advances ("Isolated" electrosurgical generators in the 1970s and "REM" technology in the 1980s), AEM technology has received the breadth of independent endorsements that drove previous new technology to broad market acceptance. ("REM" is a registered trademark of TYCO Healthcare. "AEM" is a registered trademark of Encision Inc.)

Time Period	Problem	Solution	Results
Prior to 1970	All electrosurgical units had a "grounded" design
	Alternate paths for the current were possible, causing patient burns	"Isolated" Electrosurgery	Patient safety is improved New standard of care
Prior to 1980	All electrosurgical patient return electrodes were "not monitored"
	Patient burns at return electrode site were possible	REM—Return Electrode Monitoring	Patient safety is improved New standard of care
1990s & 2000s	Introduction of Minimally Invasive Surgery (MIS)
	MIS instruments are susceptible to causing stray electrosurgical burns to unintended, unseen tissue	AEM Laparoscopic Instruments—Shielded and monitored instruments and the active electrode monitoring system.	Patient safety is improved Emerging standard of care

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

        As the Company evolved, it was clear to the Company that its 'active electrode monitoring' technology needed to be integrated into the standard laparoscopic instrument design. As the development program proceeded, it also became apparent that the merging of electrical and mechanical engineering skills in the instrument development process for the Company's patented, integrated electrosurgical instruments was a complex and difficult task. As a result, instruments with integrated AEM technology were not completed for several years. Prior to offering a full range of laparoscopic electrosurgical instrumentation, it was difficult for hospitals to commit to the AEM solution, as the Company did not have adequate comparable surgical instrument options to match what the surgeon demanded. As of fiscal 2002, a sufficiently broad product line was available to provide hospital operating rooms with AEM Instruments in most of the designs common for laparoscopic surgery.

        With the broad array of AEM instruments now available, the surgeon has a wide choice of instrument options and does not have to change surgical technique. Since conversion to AEM technology is transparent to the surgeon, hospitals can now universally convert to AEM technology, thus providing all of their laparoscopic surgery patients a higher level of safety. This coincides with the continued expansion of independent endorsements for AEM technology. Recommendations from the malpractice insurance and medicolegal communities complement the broad clinical endorsements AEM technology has garnered over the past few years and this has led to market gains for the technology.

Products

        Encision produces and markets a full line of AEM Surgical Instruments, which are 'shielded and monitored' to prevent stray electrosurgical burns from insulation failure and capacitive coupling. The Company's product line includes a broad range of articulating instruments (scissors, graspers and dissectors), fixed-tip electrodes and suction-irrigation electrodes. These AEM Instruments are available in a wide array of reusable and disposable options. In addition, the Company markets the AEM Monitor product line that is used in conjunction with the AEM Instruments.

Sales and Marketing Overview

        It is the Company's belief that AEM technology will become the standard of care in laparoscopic surgery worldwide. The Company's marketing efforts are focused toward capitalizing on substantial independent endorsements for the AEM technology. These third-party endorsements advocate utilizing active electrode monitoring for advancing patient safety in laparoscopic surgery. Substantial visibility has been achieved as a result of the technology's recognition as an AORN Recommended Practice.

        To cost-effectively expand market coverage, the Company focuses on optimizing its distribution network comprised of independent sales representatives who are managed and directed by the Company's regional sales managers. Together, this network provides market presence throughout the United States. In some instances customers have recognized the patient safety risks inherent in monopolar electrosurgery and accepted AEM technology as the way to eliminate those risks. In other instances, the Company has found selling the concept behind AEM technology more difficult. This is due to several factors, including the necessity to make surgeons, nurses and hospital risk managers aware of the potential for unintended electrosurgical burns (which exists when conventional instruments are used during laparoscopic monopolar electrosurgery) and the resulting increased medicolegal liability exposure. Additionally, the Company has to contend with the overall lack of single purchasing points in the industry (surgeons and hospital staff have to be in substantial agreement as to the benefits of new technology), and the consequent need to make multiple sales calls on those personnel with the authority to commit to hospital expenditures. Other challenges include the fact that many hospitals have exclusive contractual agreements with manufacturers of competing surgical instruments.

        The Company's marketing efforts are focused toward capitalizing on the substantial independent endorsements which advocate utilizing AEM technology for advancing patient safety in laparoscopic surgery. In addition, there is increasing public interest in the reduction of medical errors and the advancement of patient safety. This interest and focus is reflected in the JCAHO Standards (Joint Commission on Accreditation of Healthcare Organizations) enacted in July 2001 which specify that hospitals must show proactive initiatives for advancing patient safety in order to renew the hospital's accreditation. Some recent hospital conversions to AEM technology have been motivated in part by these JCAHO patient safety standards. Management believes the credibility and importance of the Company's technology is complemented by this expanding public interest in advancing patient safety.

        To cost-effectively expand market coverage, the Company is developing a network of independent distributors and sales representatives across the U.S. The goal is to optimize a network that has experience selling into the hospital operating room environment and management believes improvement in this network offers the Company the best opportunity to cost effectively broaden acceptance of its product line and generate increased and recurring revenues. Additionally, the Company is pursuing supplier agreements with the major Group Purchasing Organizations. GPOs have significant influence on the market for surgical devices and instruments. The Company launched its first GPO agreements in FY 2003 by contracting with Novation and Premier, which together represent over 3,000 hospitals in the United States. While these agreements do not involve purchase commitments, these relationships expand the market visibility of AEM technology and smooth the procurement and conversion process for new hospital customers. In fiscal 2004, approximately half of the new hospital conversions to AEM technology were members of Novation and Premier.

        In addition to the efforts to broaden market acceptance in the United States, the Company has contracted with independent distributors in Canada, Australia and elsewhere to market the Company's products internationally. The Company has achieved CE marking for its products to allow selling into the European marketplace. The CE marking, an abbreviation of the phrase "Conformite Europeene," indicates that a manufacturer has conformed to all of the obligations imposed by European health, safety and environmental legislation. While CE certification opens up incremental markets in Europe, the Company's distribution options in the European marketplace are yet to be developed and revenue contribution from International markets is negligible.

        The Company believes that the expanding independent endorsements for AEM technology and improved sales network of independent representatives, can provide the basis for increased revenues and continuing profitable operations. However, these measures, or any others that the Company may adopt, may not result in increased revenues or profitable operations.

Research & Development

        The Company aims to continually expand the AEM instrument product line to satisfy the evolving needs of surgeons. For AEM technology to fully become a standard of care, the Company must satisfy the surgeons' preferred instrument shapes, sizes, styles and functionality with integrated AEM instruments. This commitment includes expanding the styles of electrosurgical instruments available for MIS applications so that the conversion to AEM technology is transparent to the surgeon and would not require significant change in their current surgical techniques. The Company employs full-time engineers and uses independent contractors from time to time in its research and product development efforts. This group continuously explores ways to broaden and enhance the product line. Current research and development efforts are focused primarily on line-extension projects to further expand the AEM Laparoscopic Instrument product offering and thereby increase the surgeons' choices and options in laparoscopic surgery. The Company's research and development expenses were $763,590 in fiscal year 2004, $502,939 in fiscal year 2003 and $445,843 in fiscal year 2002. The Company expenses research and development costs for products and processes as incurred. Costs that are included in research and development expenses include salaries, contractor fees, materials, facility costs and administrative expenses.

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

        As discussed in the section on Government Regulation, the Company is subject to the rules and regulations of the United States Food and Drug Administration ("FDA"). The Company's leased facility of 11,455 square feet contains approximately 6,500 square feet of manufacturing, regulatory affairs and quality assurance space. The facility is designed to comply with the Quality System Regulation ("QSR") as specified in published FDA regulations. The Company's latest inspection by the FDA occurred in May 2004.

        The Company achieved CE marking in August 2000, which required prior certification of the Company's quality system and product documentation. Maintenance of the CE marking status requires periodic audits of the quality system and technical documentation by the Company's European Notified Body, UL International (UK) Ltd. The most recent audit was completed in May 2003.

Patents, Patent Applications and Proprietary Rights

        Encision has invested heavily in an effort to protect its valuable technology and, as a result of this effort, the Company has been issued eight relevant patents that together form a significant intellectual property position. The Company was issued a United States patent having 42 claims on May 17, 1994. This patent relates to the basic shielding and monitoring technologies that the Company incorporates in its AEM products. Three additional United States Patents were issued to the Company in 1997, 1998 and 2003, relating to specific implementations of shielding and monitoring in instruments. Foreign patents relating to the core AEM shielding and monitoring technologies have been issued in Europe, Japan, Canada and Australia. There are between seven and eleven years remaining on the Company's AEM patents.

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

Competition

Readers of this Form 10-KSB are encouraged to read this section on Competition in connection with the section entitled "Factors Which May Affect Future Performance."

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

        The Company also believes that manufacturers of products based upon alternative technology to monopolar electrosurgery are competitors of the Company. These alternative technologies include other

"energy" technologies such as bipolar electrosurgery, laser surgery and the harmonic scalpel. Leading manufacturers include Gyrus (bipolar electrosurgery), Lumenis (laser surgery) and Ethicon Endo-Surgery (harmonic scalpel). The Company believes that monopolar electrosurgery offers substantial competitive, functional and financial advantages over these alternative energy technologies and will remain the primary tool for the surgeon, as it has been for decades. However, the risk exists that these alternative technologies may gain greater market share and new competitive techniques may be developed and introduced.

        As mentioned in the Sales and Marketing discussion, the competitive issues involved in selling the Company's AEM product line do not primarily revolve around a comparison of cost or features, but rather involve generating an awareness of the inherent hazards of electrosurgery and the potential for injury to the patient. This involves selling concepts, rather than just a product, which results in a longer sales cycle and generally higher sales costs. Independent endorsements of active electrode monitoring technology have greatly enhanced the credibility of AEM Laparoscopic Instruments. However, the Company's efforts to increase market awareness of this technology may not be successful and the Company's competitors may develop alternative strategies and/or products to counter the Company's marketing efforts.

        Many of the Company's competitors and potential competitors have widely used products and significantly greater financial, technical, product development, marketing and other resources. The Company utilizes a network of independent distributor representatives. In some cases the Company's options for independent distribution have conflicting and competing product interests which compromise the Company's ability to make market advances in certain areas. The Company may not be able to compete successfully against current and future competitors and competitive pressures faced by the Company may have a material adverse impact on its business, operating results and financial condition.

Government Regulation

        Government regulation in the United States and other countries is a significant factor in the development and marketing of the Company's products and in the Company's ongoing manufacturing, research and development activities. The FDA regulates the Company and its products under a number of statutes, including the Federal Food, Drug and Cosmetics Act (the "FDC Act"). Under the FDC Act, medical devices are classified as Class I, II or III on the basis of the controls deemed necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to the least extensive controls, as their safety and effectiveness can be reasonably assured through general controls (e.g., labeling, pre-market notification and adherence to QSR). For Class II devices, safety and effectiveness can be assured through the use of special controls (e.g., performance standards, post-market surveillance, patient registries and FDA guidelines). Class III devices (i.e., life-sustaining or life-supporting implantable devices or new devices which have been found not to be substantially equivalent to legally marketed devices) require the highest level of control, generally requiring pre-market approval by the FDA to ensure their safety and effectiveness.

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

        The FDA regulates the Company's quality control and manufacturing procedures by requiring the Company and its contract manufacturers to demonstrate compliance with the QSR as specified in published FDA regulations. The FDA requires manufacturers to register with the FDA, which subjects them to periodic FDA inspections of manufacturing facilities. If violations of applicable regulations are noted during FDA inspections of the Company's manufacturing facilities or the facilities of its contract manufacturers, the continued marketing of the Company's products may be adversely affected. Such regulations are subject to change and depend heavily on administrative interpretations. In May 2004, the FDA conducted a QSR Inspection of the Company's facilities. The Company believes it has the internal resources and processes in place to be reasonably assured that it is in compliance with all applicable United States regulations regarding the manufacture and sale of medical devices. However, if the Company were found not to be in compliance with the QSR, such findings could result in a material adverse impact on the Company's financial condition, results of operations and cash flows.

        Sales of medical devices outside of the United States are subject to United States export requirements and foreign regulatory requirements. Legal restrictions on the sale of imported medical devices vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval and the requirements may differ. The Company has obtained a Certificate of Export from the United States Department of Health and Human Services that states that the Company has been found to be "...in substantial compliance with Current Good Manufacturing Practices..." based on the most recent inspection. However a specific foreign country in which the Company wishes to sell its products may not accept or continue to accept the Export Certificate. Entry into the European Economic Area market also requires prior certification of the Company's quality system and product documentation. The Company achieved CE marking in August 2000 to allow a launch into the European marketplace. Maintenance of the CE marking status requires annual audits of the quality system and technical documentation by the Company's European Notified Body, UL International (UK) Ltd. The most recent audit was completed in May 2003.

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

Insurance

        The Company is covered under comprehensive general liability insurance policies, which have per occurrence and aggregate limits of $1 million and $2 million, respectively, and a $5 million umbrella policy. The Company maintains customary property and casualty, workers' compensation, employer liability and other commercial insurance policies.

Employees

        As of March 31, 2004, the Company employed 28 full-time individuals, 9 of which are engaged directly in research, development and regulatory activities, 6 in manufacturing/operations, 9 in marketing and sales and 4 in administrative positions. None of the Company's employees are covered by a collective bargaining agreement, and the Company considers its relations with its employees to be good.

Item 2.    Properties.

        The Company leases 11,455 square feet of office and manufacturing space at 4828 Sterling Drive, Boulder, Colorado 80301. The lease expires on October 31, 2004.

Item 3.    Legal Proceedings.

        The Company is involved in one legal proceeding (described below). The Company may become involved in litigation in the future in the normal course of business.

        The Company has notified one of its distributors that it is in breach of its Distributor Agreement with the Company in several respects, and that if the distributor does not cure the breaches the Agreement may be terminated. The distributor has informed the Company that it believes the Company's interpretations of the Agreement are incorrect. The distributor disputes the Company's position and asserts that the Company has breached the Agreement. The dispute is proceeding in arbitration pursuant to the terms of the Agreement. If the dispute is not resolved in a timely manner or is resolved in a manner adverse to the Company, it will likely affect sales activity in the distributor's territory. While the Company believes the existing on-going revenues from the installed base of customers will not be affected, potential new sales to new hospitals in that distributor's territory could be hindered. The distributor's purchases represented approximately 6% of the Company's revenue in FY2004 and 10% of the Company's revenue in FY2003.

Item 4.    Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a shareholder vote during the fourth quarter of the fiscal year ended March 31, 2004.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.

        The Company's Common Stock is quoted on the AMEX under the symbol ECI. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions. The following table sets forth for the periods indicated, the high and low closing sale prices for the Common Stock:

	High	Low
Fiscal Year ended March 31, 2003
First Quarter through June 30, 2002	$4.51	$2.50
Second Quarter through September 30, 2002	3.40	2.15
Third Quarter through December 31, 2002	3.10	2.30
Fourth Quarter through March 31, 2003	3.23	2.51
Fiscal Year ended March 31, 2004
First Quarter through June 30, 2003	3.25	2.10
Second Quarter through September 30, 2003	4.00	3.15
Third Quarter through December 31, 2003	4.25	2.75
Fourth Quarter through March 31, 2004	4.50	2.95

        As of March 31, 2004, there were approximately 126 holders of record of the Common Stock. This number does not reflect stockholders who beneficially own Common Stock held in nominee or street name, which as of May 31, 2004, approximated 875 stockholders.

Dividend Policy

        The Company has not paid cash dividends in the past and does not intend to pay cash dividends in the foreseeable future. The Company presently intends to retain any cash generated from operations in the future for use in its business.

Equity Compensation Plan Information as of March 31, 2004

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	800,819	$1.73	41,000
Equity compensation plans not approved by security holders	—	—	—

Total	800,819	$1.73	41,000

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

        The Company manufactures and markets patented surgical instruments that provide greater safety and efficacy to patients who undergo minimally invasive surgery ("MIS"). Stray electrosurgical current has been shown to cause unintended and unseen burn injury to the patient, which may result in prolonged hospitalization or death. This patient safety risk can be addressed with the Company's AEM Surgical Instruments. Management believes that Encision's patented AEM instruments offer surgeons significant advantages compared to conventional electrosurgical instruments because of their ability to continually and dynamically monitor for stray electrical energy during MIS procedures. The Company has obtained patent protection for its products' core 'shielding and monitoring' technology built into the AEM instrument product line.

        The Company has focused its marketing strategies on expanding the market awareness of the AEM technology and its broad independent endorsements, and continues its efforts to improve its field sales capability. With the broad array of AEM instruments now available from the Company, the surgeon has a wide choice of instrument options and does not have to change surgical technique. This expanded product array coincides with the continued expansion of independent endorsements for AEM technology. Recommendations from the malpractice insurance and medicolegal communities complement the broad clinical endorsements AEM technology has garnered over the past few years.

        Adding further credibility to the benefits of Encision's AEM technology are the Company's supplier agreements with Novation and Premier, the two largest Group Purchasing Organizations (GPO). Together, Novation and Premier represent over 3,000 hospitals and over 50% of all surgeries in the U.S. Management believes that having the nation's leading medical purchasing groups recognize the value of the Company's technology reflects the potential impact that AEM instruments products can have in the market and in advancing patient safety in surgery nationwide. These agreements do not involve purchase commitments but these relationships expand the market visibility of AEM technology and smooth the procurement and conversion process for new hospital customers.

        More than two and a half million laparoscopic surgical procedures are performed annually in the United States and reports estimate that over 75% of general surgeons utilize electrosurgical instruments. Conversion by a hospital to AEM technology results in recurring revenue from sales of replacement instruments. The Company's retention rate of converted customers is very strong due to the fact that there is no directly competing technology to supplant AEM products once the hospital has converted to AEM technology. Revenue from replacement reusable and disposable AEM products in converted hospitals represents over 80% of the Company's revenue in FY 2004 and this revenue stream can grow as the number of newly converted hospitals increases. AEM Instruments are competitively priced to conventional laparoscopic instruments.

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

        Installed Base of AEM Monitoring Equipment:    The Company believes that the installed base of AEM monitors has the potential for increasing as the inherent risks associated with monopolar laparoscopic electrosurgery become more widely acknowledged and as the network of independent sales representatives becomes more adept at selling the AEM products to our customers. The Company expects that the replacement sales of electrosurgical instruments and accessories will increase as additional hospitals are converted to AEM technology. The Company believes that improvement in the quality of sales representatives carrying the AEM product line, along with increased marketing efforts and the introduction of new products, may provide the basis for increased revenue and continuing profitable operations. However these measures, or any others that the Company may adopt, may not result in either increased revenue or continuing profitable operations.

        Possibility of Continued Operating Losses:    Until fiscal 2004, the Company had incurred losses from operations since inception and has an accumulated deficit of $15,256,275 as of March 31, 2004. The Company has made significant strides toward improving its operating results. However, due to the ongoing need to develop, optimize and train the sales distribution network and the need to increase sustained revenues to a level adequate to cover fixed and variable operating costs, the Company may operate at a net loss from time to time. During fiscal 2004, the Company issued a total of 333,334 shares of its common stock to the Wasatch Micro Cap Fund and the Wasatch Micro Cap Value Fund, for gross proceeds of $1,000,002. Funds managed by Wasatch Advisors, Inc. held shares of the Company's common stock, constituting less than 5% of the issued and outstanding shares of its common stock, prior to that transaction.

        Revenue Growth:    The Company expects to generate increased revenue in the U.S. from sales to new hospital customers as the network of independent sales representatives becomes more proficient and expands the number of hospital conversions to AEM Laparoscopic Instruments. The Company believes that the visibility and credibility of the independent clinical endorsements for the AEM technology will contribute to new hospital conversions and increased revenues in fiscal 2005. The Company also expects that supplier agreements with Novation and Premier, which together represent over 3,000 U.S. hospitals, will expose more hospitals to the benefits of AEM technology and may stimulate new hospital conversions. The Company also expects to accelerate market share gains through promotional programs of placing Company-owned AEM monitors at no charge into hospitals that commit to standardize on AEM instruments.

        Gross Profit and Gross Margins:    Gross profit and gross margin can be expected to fluctuate from quarter to quarter, as a result of product sales mix and sales volume. Gross margins on products manufactured or assembled by the Company are expected to improve at higher levels of production and sales.

        Sales and Marketing Expenses:    We continue our efforts to expand domestic and international distribution capability and we believe that sales and marketing expenses will need to be maintained at a healthy level in order to expand the market visibility and optimize the field sales capability of converting new hospital customers to AEM technology.

        Research and Development Expenses:    Research and development expenses are expected to increase modestly to support development of additions to our AEM product line, further expanding the instrument options for the surgeon. New additions to the AEM product line are planned for introduction in fiscal year 2005.

Results of Operations

        Net revenue.    Revenue for the fiscal year ended March 31, 2004 ("FY 04") was $7,285,606, which represents an increase of 7% from the fiscal year ended March 31, 2003 ("FY 03"). This increase is due to the conversion of over forty new hospitals to AEM technology, which increased the installed base of users of reusable and disposable AEM Laparoscopic Instruments. Continued substantiation of the credibility of AEM technology contributed to new hospital conversions. Despite this growth, the number of new hospital conversions is below the Company's expectations and below last year's total. This is due to an insufficient coverage range of effective independent sales representatives, turnover of sales representatives and inefficiencies of certain independent sale representatives in converting new hospital customers. The Company has significant challenges in optimizing the performance of the network of independent sales representatives in converting new hospitals to our proprietary technology. Improving the efficiency of this network and expanding the effective coverage range is the Company's highest priority. In FY 04 the Company benefited from a strong customer retention rate and a recurring revenue stream from the purchases of replacement instruments in existing accounts. The Company's retention rate of converted customers is very strong due to the fact that there is no directly competing technology to supplant AEM products once the hospital has converted to AEM technology. Revenue from replacement AEM products in converted hospitals represented over 80% of the Company's revenue in FY 2004.

        Revenue for FY 03 was $6,812,339, an increase of 40% from the fiscal year ended March 31, 2002 ("FY 02"). This increase was due to the conversion of over one hundred new hospitals to AEM instruments. The increasing exposure and credibility of the benefits of AEM technology contributed to these new hospital conversions to AEM Laparoscopic Instruments. In addition, the Company benefited from a strong customer retention rate and recurring revenue stream from purchases of replacement instruments in existing accounts. In FY 03, the Company retained over 95% of customers who had converted to AEM technology in FY 02. Management believes that this indicates that there is no directly competing technology to supplant AEM products once the hospital has converted. Market share gains were assisted by promotional programs of placing Company-owned AEM Monitors at no charge into hospitals that commit to standardize on AEM instruments.

        Gross profit.    Gross profit in FY 04 was $4,280,249, which resulted in a gross margin of 59% of revenue. This was an improvement of $239,879 from FY 03 gross profit. The increase was primarily the result of increased revenue at a consistent gross margin. A predictable product usage rate in existing accounts allows for manufacturing and purchasing efficiencies which help maintain a consistent gross margin. For FY 04, the Company provided $130,169 (cost) of Company-owned AEM Monitors at no charge to newly converted hospitals as part of a sales incentive program.

        Gross profit in FY 03 was $4,040,370, which resulted in a gross margin of 59% of revenue. This was an improvement of $1,282,304 from FY 02 gross profit, and a two percentage point increase in gross margin. The increase was primarily the result of increased unit sales, resulting in increased utilization of fixed manufacturing overhead and headcount. Also contributing were manufacturing and purchasing efficiencies implemented during the year. A predictable product usage rate in existing accounts allows for improvement in manufacturing and purchasing efficiencies. Small price increases on selected products had a minor effect on the gross margin improvements. For FY 03, the Company provided $306,318 (cost) of Company-owned AEM Monitors at no charge to newly converted hospitals as part of a sales incentive program. While the Company maintains ownership of these units, and bears the risk of their loss, this new program has allowed the Company to more quickly penetrate certain customer opportunities. These units are depreciated using accelerated methods over their useful lives of five years, and such depreciation is recorded as a cost of sale.

        Sales and marketing expenses.    Sales and marketing expenses were $2,486,222 in FY 04, a decrease of $1,898 from FY 03. The decrease was a result of a slightly decreased number of marketing initiatives from the prior year. Marketing expenses were held at prudent levels based on the Company's goal of profitability. Sales expense, heavily influenced by the incentive-based compensation programs tied to new hospital conversions, was slightly increased from FY 03.

        Sales and marketing expenses were $2,488,120 in FY 03, an increase of 42% from FY 02. The increase was a result of an increase of variable sales commissions on higher revenues. The Company achieved a 40% increase in revenue and a corresponding 42% increase in sales and marketing expenses. The Company's marketing efforts continued to focus on educating affected constituencies, which has resulted in garnering independent endorsements for AEM technology, and promoting these recommendations in the marketplace.

        General and administrative expenses.    General and administrative expenses were $1,022,048 in FY 04, an increase of 21% from FY 03. The increase was a result of increases in compensation, bad debt expense, added head count in the Finance department, American Stock Exchange listing fee, Board of Directors fees and legal fees.

        General and administrative expenses were $841,453 in FY 03, an increase of 6% from FY 02. The increase was a result of compensation increases offset by management expense controls.

        Research and development.    Research and development expenses were $763,590 in FY 04, an increase of 52% from FY 03. The increase is a result of headcount additions and the costs associated with sustaining engineering initiatives to address design, quality, manufacturing and cost improvements. Additional expenses attributed to development costs for new AEM instrument products also contributed to the increase.

        Research and development expenses were $502,939 in FY 03, an increase of 13% from FY 02. The increase is a result of added headcount and the costs associated with sustaining engineering initiatives to address design, manufacturing and cost improvements.

        Net income and loss.    Net income in FY 04 of $5,061 represented a decrease of $209,281 compared to FY 03 net income of $214,342. The decrease is a result of expense increases in Operations, Administration and Finance departments, primarily tied to normal business growth activities, as well as increased sustaining engineering expenses to address manufacturing and quality improvements. Net income was reduced approximately $50,000 by fees related to the initial listing of the Company's common stock on the American Stock Exchange and approximately $42,000 by a bad debt expense. Consistent gross margins and predictable product usage rate in existing accounts allows for ongoing efficiencies in our operations which help contribute to profitability.

        Net income in FY 03 of $214,342 represented an increase of $429,919 compared to FY 02 loss of $215,577. This improvement was due to the Company achieving new business through the conversion of new hospitals to AEM technology and increased sales of replacement products to existing customers. The Company achieved a significant increase in revenue and gross margin while maintaining operating expenses at prudent levels. FY 03 had notable improvement in the various operating indicators compared to FY 02, e.g., revenue increased 40%, gross profit increased 46% and gross profit margin improved from 57% to 59%. Operating expenses, calculated as a percentage of revenue, were reduced, and yet the Company was able to maintain progressive activities in the marketplace. The first-time achievement of net income and positive cash flow in fiscal year 2003 was a significant milestone for the Company.

Liquidity and Capital Resources

        To date, operating funds have been provided primarily by sales of common stock and warrants to purchase the Company's common stock, which totaled $18,285,991 through March 31, 2004, and, to a lesser degree, funds provided by sales of the Company's products. The Company's operations used $9,946 of cash in FY 04 on sales of $7,285,606, generated $442,315 of cash in FY 03 on sales of $6,812,339 and used $276,354 of cash in FY 02 on sales of $4,863,908. In years prior to FY 03, the use of cash in our operations resulted primarily from the funding of the Company's annual net losses. These amounts of cash generated from and used in operations are not indicative of the expected cash to be generated from or used in operations in FY 05. As of March 31, 2004, the Company had $1,356,607 in cash and cash equivalents available to fund future operations. Working capital was

$2,592,882 at March 31, 2004 compared to $1,596,831 at March 31, 2003. Current liabilities were $838,788 at March 31, 2004, compared to $926,781 at March 31, 2003.

        During FY 04, the Company issued a total of 333,334 shares of its common stock to the Wasatch Micro Cap Fund and the Wasatch Micro Cap Value Fund, for gross proceeds of $1,000,002. Funds managed by Wasatch Advisors, Inc. held shares of the Company's common stock, constituting less than 5% of the issued and outstanding shares of its common stock, prior to that transaction.

        During FY 03, we achieved annual net income and positive cash flow for the first time in the history of the Company. We continued our aggressive marketing and sales plan and these efforts resulted in revenue increases. We believe that revenue increases combined with controlled operating expenses and increased gross profit margins, if achieved, will contribute to ongoing net income and conserve cash resources.

        Capital expenditures in FY 04 ($237,306) and FY 03 ($344,495) were primarily from the capitalization of AEM monitors placed in hospitals under various promotional programs. Placing Company-owned AEM monitors into hospitals at no charge to facilitate their use of AEM instruments is an initiative to accelerate new hospital conversions to AEM instruments. Under these promotional programs the Company maintains ownership of the AEM monitor and the cost is capitalized and depreciated as cost of sales over the projected five year life of the asset. The increase in capital expenditures to $237,306 in FY 04 and $344,495 in FY 03 versus $7,349 in FY 02 is primarily due to the capitalization of AEM monitors placed in hospitals under these various promotional programs.

        Our FY 05 operating plan is focused on growing revenue, increasing gross profits and conserving cash. We cannot predict with certainty the expected revenue, gross profit, net income or loss and usage of cash and cash equivalents for FY 05. However, we believe that cash resources will be sufficient to fund our operations for at least the next twelve months under our current operating plan. If we are unable to manage the business operations in line with its budget expectations, it could have a material adverse effect on business viability, financial position, results of operations and cash flows. Further, if we are not successful in sustaining profitability and remaining at least cash flow break-even, additional capital may be required to maintain ongoing operations.

        We have explored and are continuing to explore options to provide additional financing to fund future operations as well as other possible courses of action. Such actions include, but are not limited to, securing a line of credit, sales of debt or equity securities (which may result in dilution to existing shareholders), licensing of technology, strategic alliances and other similar actions. There can be no assurance that the Company will be able to obtain additional funding (if needed) through a sale of its common stock or loans from financial institutions or other third parties or through any of the actions discussed above. If we cannot sustain profitable operations and additional capital is unavailable, lack of liquidity could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

        We believe the unique performance of the AEM technology and its breadth of independent endorsements provides an opportunity for continued market share growth. We believe that the market awareness of the AEM technology and its endorsements is continually improving and that this will benefit sales efforts in FY 05. We believe that the Company enters FY 05 having achieved improvements in the clinical credibility of its technology. Our objective in FY 05 is to optimize field sales coverage and execution, expand market awareness of the AEM technology and maximize the number of additional hospital conversions to AEM instruments.

Income Taxes

        As of March 31, 2004, net operating loss carryforwards totaling approximately $15,300,000 are available to reduce taxable income in the future. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the year 2006. The Company has not paid income taxes since its inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year, if certain events occur, including changes in ownership interests. The Company has established a valuation allowance for the entire amount of its deferred tax asset since inception due to its history of losses. During FY 04 the Company utilized net operating loss carryforwards to entirely offset its tax liability. As a result, no tax provision is reflected in the accompanying statements of operations. Should the Company achieve sufficient, sustained income in the future, the Company may conclude that some or all of the valuation allowance should be reversed.

Contractual Obligations

        For more information on the Company's contractual obligations on operating leases, refer to Note 4 of Financial Statements. At March 31, 2004, the Company's commitments under these obligations were as follows:

Operating Leases
Year ended March 31, 2005	$66,955

        Aside from the operating lease commitments, the Company does not have any material contractual commitments requiring settlement in the future.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, sales returns, warranty, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.

        The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required, which would increase our expenses during the periods in which any such allowances were made. The amount recorded as a provision for bad debts in each period is based upon our assessment of the likelihood that we will be paid on our outstanding receivables, based on customer-specific as well as general considerations. To the extent that our estimates prove to be too high, and we ultimately collect a receivable previously determined to be impaired, we may record a reversal of the provision in the period of such determination.

        We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, we have experienced some costs related to warranty. The warranty accrual is based upon historical experience and is adjusted based on current experience. Should actual warranty experience differ from our estimates, revisions to the estimated warranty liability would be required.

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

        We recognize deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized. Should we achieve sufficient, sustained income in the future, we may conclude that all or some of the valuation allowance should be reversed.

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

Factors Which May Affect Future Performance and Financial Condition:

        You should carefully consider the risk factors described below. If any of the following risk factors actually occur, the Company's business, prospects, financial condition or results of operations would likely suffer. In such case, the trading price of the Company's common stock could fall resulting in the loss of all or part of your investment. You should look at all these risk factors in total. Some risk factors may stand on their own. Some risk factors may affect (or be affected by) other risk factors. You should not assume the Company has identified these connections. You should not assume that the Company will always update these and future risk factors in a timely manner. The Company is not undertaking any obligation to update these risk factors to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

        Among the factors that could cause future results and financial condition to be materially different from expectations are:

          1.    Our products may not be accepted by the market.    The success of our products and our financial condition depends on the acceptance of AEM products by the medical community in commercially viable quantities during fiscal year 2005 and beyond. We cannot predict how quickly or how broadly AEM products will be accepted by the medical community. We need to continually educate the marketplace about the potential hazards involved in the use of conventional electrosurgical products during minimally-invasive surgical procedures and the expected benefits associated with the use of AEM products. If we are unsuccessful in educating the marketplace about our technology and the hazards of conventional instruments, we will not create sufficient demand by hospitals and surgeons for AEM products and our financial condition, results of operations and cash flows could be adversely affected.

          2.    We need to continually develop and train our network of independent sales representatives and expand our distribution efforts in order to be successful.    Our attempts to develop and train a network of independent sales representatives in the U.S. and to expand our international distribution efforts may take longer than expected and may result in considerable amounts of retraining effort as the independent sales reps change their product lines, product focus and personnel. We may not be able to obtain full coverage of the U.S. by independent sales representatives as quickly as anticipated. The independent sales representative network has inherent flaws and inefficiencies, which can include conflicts of interest and competing products. Optimizing the quality of the network and the performance of independent sales representatives in the U.S. is an ongoing challenge. We may also encounter difficulties in developing our international presence due to regulatory issues and our ability to successfully develop international distribution options. Our inability to expand our network of independent sales representatives and optimize their performance could adversely affect our financial results.

          3.    We may need additional funding to support our operations.    We were formed in 1991 and have incurred losses of over $15 million since that date. We have primarily financed research, development, and operational activities with sales of our common stock. At March 31, 2004, we had $1,356,607 in cash available to fund future operations. During FY 2004, we issued a total of 333,334 shares of our common stock to the Wasatch Micro Cap Fund and the Wasatch Micro Cap Value Fund, for gross proceeds of $1,000,002. Funds managed by Wasatch Advisors, Inc. held shares of our common stock, constituting less than 5% of the issued and outstanding shares of common stock, prior to that transaction. We may have profitable operations in FY 2005 but there is no guarantee we will do so. We may find that investment in sales and marketing initiatives, merited by market opportunity, may result in the Company operating at a net loss from quarter to quarter. We may also find ourselves at a competitive disadvantage due to our constrained liquidity.

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

          10.    The potential fluctuation in future quarterly results may cause our stock price to fluctuate.    We expect that our operating results could fluctuate significantly from quarter to quarter in the future and will depend upon a number of factors, many of which are outside our control. These factors include the extent to which our AEM technology and related accessories gain market acceptance; our investments in marketing, sales, research and development and administrative personnel necessary to support growth; our ability to expand our market share; actions of competitors and general economic conditions. The market value of our common stock has dramatically fluctuated in the past and is likely to fluctuate in the future. Any deviation could have an immediate and significant negative impact on the market price of our stock.

          11.    Our common stock is thinly traded, the prices at which it trades are volatile and the buying or selling actions of a few shareholders may adversely affect our stock price.    We have a public float of 2,714,083 shares or 46% of the outstanding common stock. The average number of shares traded in any given day over the past year has been relatively small compared to the public float. Thus, the actions of a few shareholders either buying or selling shares of our common stock may adversely affect the price of the shares. Historically, thinly traded securities such as our common stock have experienced extreme price and volume fluctuations that do not necessarily relate to operating performance.

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

          13.    We depend on revenue from some major customers.    We depend on revenue that is generated from hospitals' ongoing usage of the AEM surgical instruments. In FY 2004, we generated revenue from over 350 hospitals that have converted to AEM products, but no hospital customer contributed more than 2% to the total revenues. We utilize a small number of stocking distributors, which sell AEM products to multiple hospital customers. In FY 2004, we generated revenue of $437,307 (6%) from one of these distributors. While it is infrequent that a hospital customer stops using AEM instruments after they convert, a loss of ongoing revenue from a hospital customer could have a material adverse effect on our revenues and cash flows.

          14.    We depend on certain key personnel.    We are highly dependent on a limited number of key management personnel, particularly our Chairman of the Board, Roger C. Odell. Our loss of key personnel to death, disability or termination, or our inability to hire and retain qualified personnel, could have a material adverse effect on our financial position, results of operations and cash flow.

Item 7.    Financial Statements and Supplementary Data.

        The following financial statements are included in this Report:

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Boulder, Colorado

        We have audited the accompanying balance sheet of Encision Inc. as of March 31, 2004 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Encision Inc. as of March 31, 2004, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Gordon, Hughes & Banks, LLP

Greenwood Village, Colorado
April 23, 2004

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Encision Inc.:

        We have audited the accompanying balance sheet of Encision Inc. (a Colorado corporation) as of March 31, 2003, and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Encision Inc. for the year ended March 31, 2002 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated May 3, 2002.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the fiscal 2003 financial statements referred to above present fairly, in all material respects, the financial position of Encision Inc. as of March 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Boulder, Colorado
May 2, 2003

ENCISION INC.

BALANCE SHEETS

	March 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,356,607	$585,552
Accounts receivable, net of allowance for doubtful accounts of $62,000 (2004) and $25,000 (2003)	947,692	959,808
Inventories, net of reserve for obsolescence of $90,000 (2004) and $68,000 (2003)	1,060,251	931,323
Prepaid expenses	67,120	46,929

Total current assets	3,431,670	2,523,612

EQUIPMENT, at cost:
Furniture, fixtures and equipment	771,916	818,392
Customer-site equipment	436,550	306,381
Less: accumulated depreciation	(886,674)	(858,144)

Equipment, net	321,792	266,629

PATENTS, net of accumulated amortization of $68,027 (2004) and $55,871 (2003)	117,760	129,916
OTHER ASSETS	12,972	12,972

Total assets	$3,884,194	$2,933,129

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$430,600	$416,848
Accrued compensation	107,266	150,607
Other accrued liabilities	285,232	359,326
Capitalized lease obligation	15,690	—

Total current liabilities	838,788	926,781

LONG-TERM LIABILITIES:
Capitalized lease obligation	15,690	—
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized, 5,845,526 (2004) and 5,430,026 (2003) shares issued and outstanding	18,285,991	17,267,684
Accumulated (deficit)	(15,256,275)	(15,261,336)

Total shareholders' equity	3,029,716	2,006,348

Total liabilities and shareholders' equity	$3,884,194	$2,933,129

The accompanying notes to financial statements are an integral part of these balance sheets.

ENCISION INC.

STATEMENTS OF OPERATIONS

	For The Fiscal Years Ended March 31,
	2004	2003	2002
REVENUE, NET	$7,285,606	$6,812,339	$4,863,908
COST OF SALES	3,005,357	2,771,969	2,105,842

Gross profit	4,280,249	4,040,370	2,758,066

OPERATING EXPENSES:
Sales and marketing	2,486,222	2,488,120	1,752,238
General and administrative	1,022,048	841,453	790,607
Research and development	763,590	502,939	445,843

Total operating expenses	4,271,860	3,832,512	2,988,688

INCOME (LOSS) FROM OPERATIONS	8,389	207,858	(230,622)
OTHER INCOME (EXPENSE):
Interest income	5,003	4,059	18,939
Other (expense) income	(8,331)	2,425	(3,894)

NET INCOME (LOSS)	$5,061	$214,342	$(215,577)

NET INCOME (LOSS) PER SHARE
Basic net income (loss) per common share	$0.00	$0.04	$(0.04)

Diluted net income (loss) per common share	$0.00	$0.04	$(0.04)

Weighted average shares used in computing basic net income (loss) per common share	5,674,329	5,424,038	5,405,856

Weighted average shares used in computing diluted net income (loss) per common share	6,105,326	5,888,205	5,405,856

The accompanying notes to financial statements are an integral part of these statements.

ENCISION INC.

STATEMENT OF SHAREHOLDERS' EQUITY

FOR THE FISCAL YEARS ENDED MARCH 31, 2004, 2003 AND 2002

	Common Stock
			Warrants for Common Stock	Accumulated (Deficit)
	Shares	Amount			Total
Balances, March 31, 2001	5,396,507	$16,945,542	$290,400	$(15,260,101)	$1,975,841
Exercise of stock options	18,025	12,423	—	—	12,423
Expiration of warrants	—	290,400	(290,400)	—	—
Net (loss)	—	—	—	(215,577)	(215,577)

Balances, March 31, 2002	5,414,532	17,248,365	—	(15,475,678)	1,772,687
Stock-based compensation	—	12,000	—	—	12,000
Exercise of stock options	15,494	7,319	—	—	7,319
Net income	—	—	—	214,342	214,342

Balances, March 31, 2003	5,430,026	17,267,684	—	(15,261,336)	2,006,348
Issuance of common stock at $3.00 per share, net of direct offering costs of $44,099	333,334	955,903	—	—	955,903
Exercise of stock options	82,166	62,404	—	—	62,404
Net income	—	—	—	5,061	5,061

Balances, March 31, 2004	5,845,526	$18,285,991	$—	$(15,256,275)	$3,029,716

The accompanying notes to financial statements are an integral part of these statements.

ENCISION INC.

STATEMENTS OF CASH FLOWS

	For The Fiscal Years Ended March 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,061	$214,342	$(215,577)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities-
Depreciation and amortization	194,299	124,232	71,128
Inventory reserves	22,000	8,000	5,000
Provision for (recovery of) bad debts	37,000	12,000	(5,000)
Stock-based compensation	—	12,000	—
Changes in operating assets and liabilities—
Accounts receivable	(24,884)	(147,349)	(109,862)
Inventories	(150,928)	(82,539)	(94,792)
Prepaid expenses and other assets	(20,191)	15,606	(21)
Accounts payable	13,752	142,915	46,527
Accrued compensation and other accrued liabilities	(86,055)	143,108	26,243

Net cash (used in) provided by operating activities	(9,946)	442,315	(276,354)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(237,306)	(344,495)	(7,349)
Patent costs	—	(20,575)	(19,147)

Net cash (used in) investing activities	(237,306)	(365,070)	(26,496)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	62,404	7,319	12,423
Proceeds from the issuance of common stock	1,000,002	—	—
Cost of the issuance of common stock	(44,099)	—	—

Net cash provided by financing activities	1,018,307	7,319	12,423

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	771,055	84,564	(290,427)
CASH AND CASH EQUIVALENTS, beginning of year	585,552	500,988	791,415

CASH AND CASH EQUIVALENTS, end of year	$1,356,607	$585,552	$500,988

The accompanying notes to financial statements are an integral part of these statements.

ENCISION INC.

NOTES TO FINANCIAL STATEMENTS

(1)   ORGANIZATION AND NATURE OF BUSINESS

        Encision Inc. (the "Company") is a medical device company that designs, develops, manufactures and markets patented surgical instruments that provide greater safety to patients undergoing minimally-invasive surgery. The Company believes its patented AEM® surgical instrument technology is changing the marketplace for electrosurgical devices and instruments by providing a solution to a well-documented risk in laparoscopic surgery. The Company's sales to date have been made principally in the United States.

        The Company achieved profitable operations in fiscal 2004 and 2003, but prior to that had incurred losses since its inception and has an accumulated deficit of $15,256,275 at March 31, 2004. Operations have been financed primarily through issuance of common stock. The Company's liquidity has substantially diminished because of such continuing operating losses and the Company may be required to seek additional capital in the future.

        During fiscal year 2004, the Company issued a total of 333,334 shares of its common stock to the Wasatch Micro Cap Fund and the Wasatch Micro Cap Value Fund, for gross proceeds of $1,000,002. Funds managed by Wasatch Advisors, Inc. held shares of the Company's common stock, constituting less than 5% of the issued and outstanding shares of its common stock, prior to that transaction.

        During fiscal year 2003, the Company achieved annual net income and positive cash flow for the first time in its history. The Company's strategic marketing and sales plan is designed to expand the use of the Company's products in surgically active hospitals in the United States.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Use of Estimates in the Preparation of Financial Statements

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

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

  Concentration of Credit Risk

        Statement of Financial Accounting Standards ("SFAS") No. 105, "Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk", requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash. The amount on deposit with financial institutions does exceed the $100,000 federally insured limit at March 31, 2004. However, management believes that the financial institutions are financially sound and the risk of loss is minimal.

        Financial instruments consist of cash and cash equivalents, accounts receivable and accounts payable. The carrying value of all financial instruments approximate fair value.

        The Company has no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with two financial institutions in the form of demand deposits and money market funds.

        Accounts receivable are typically unsecured and are derived from transactions with and from entities in the healthcare industry primarily located in the United States of America. Accordingly, the Company may be exposed to credit risk generally associated with the healthcare industry. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.

        A summary of the activity in the Company's allowance for doubtful accounts is as follows:

	2004	2003
Balance, beginning of year	$25,000	$16,000
Expense	44,130	12,000
Write-offs	(7,130)	(3,000)

Balance, end of year	$62,000	$25,000

        The net accounts receivable balance at March 31, 2004 of $947,692 included $48,212, or approximately 5%, from one customer. The net accounts receivable balance at March 31, 2003 of $959,808 included $227,178, or approximately 24%, from one customer.

  Warranty Accrual

        The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company's warranty obligation is based upon historical experience and is also affected by product failure rates and material usage incurred in correcting a product failure. Should actual product failure rates or material usage costs differ from the Company's estimates, revisions to the estimated warranty liability would be required. A summary of the Company's warranty claims activity, included in other accrued liabilities, is as follows:

	2004	2003
Balance, beginning of year	$152,500	$81,000
Expense	19,531	146,101
Claims	(62,031)	(74,601)

Balance, end of year	$110,000	$152,500

  Inventories

        Inventories are stated at the lower of cost (first-in, first-out basis) or market. The Company reduces inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At March 31, 2004 and 2003, inventory consisted of the following:

	2004	2003
Raw materials	$724,553	$627,243
Finished goods	425,698	372,080

	1,150,251	999,323
Less—Reserve for obsolescence	(90,000)	(68,000)

	$1,060,251	$931,323

        A summary of the activity in the Company's inventory reserve for obsolescence is as follows:

	2004	2003
Balance, beginning of year	$68,000	$60,000
Expense	29,630	8,000
Write-offs	(7,630)	0

Balance, end of year	$90,000	$68,000

  Property and Equipment

        Property and equipment are stated at cost, with depreciation computed primarily on a double-declining basis over the estimated useful life of the asset, generally three to five years. Company-owned AEM Monitors at customer sites are depreciated on a double-declining basis for a period of 5 years. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized. Depreciation expense for the years ended March 31, 2004, 2003 and 2002 was $182,143, $102,508, and $65,480, respectively.

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

  Accrued Liabilities

        The Company has accrued $110,000 related to warranty claims and $57,732 related to sales commissions and has included these amounts in accrued liabilities in the accompanying balance sheets as of March 31, 2004. At March 31, 2003, the Company accrued $152,500 related to warranty claims and $96,377 related to sales commissions and included these amounts in accrued liabilities in the balance sheets as of March 31, 2003.

  Income Taxes

        The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. SFAS No. 109 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized. During fiscal years 2004 and 2003, the Company utilized net operating loss carryforwards to entirely offset its tax liability. As a result, no tax provision is reflected in the accompanying statements of operations. Should the Company achieve sufficient, sustained income in the future, the Company may conclude that some or all of the valuation allowance should be reversed (Note 5).

  Revenue Recognition

        Revenue from product sales is recorded when the Company ships the product and title has passed to the customer, provided that the Company has evidence of a customer arrangement and can conclude that collection is probable. The Company's shipping policy is FOB Shipping Point. The Company recognizes revenue from sales to stocking distributors when there is no right of return, other than for normal warranty claims. The Company has no ongoing obligations related to product sales, except for normal warranty.

  Research and Development Expenses

        The Company expenses research and development costs for products and processes as incurred.

  Stock-Based Compensation

        The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), and applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations in accounting for stock options granted to employees. If the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123, the Company's net income or loss and pro forma net income or loss per basic and diluted common share would have been reported as follows:

	Fiscal Year Ended March 31,
	2004	2003	2002
Net Income (Loss)
As Reported	$5,061	$214,342	$(215,577)
Stock-based compensation based upon estimated fair values	(148,981)	(133,420)	(130,920)

Pro forma	$(143,920)	$80,922	$(346,497)
Pro Forma Net Income (Loss) Per Basic and Diluted Common Share
As Reported	$0.00	$0.04	$(0.04)
Pro Forma, Basic	$(0.03)	$0.01	$(0.06)
Pro Forma, Diluted	$(0.03)	$0.01	$(0.06)

  Comprehensive Income (Loss)

        The Company has adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income or loss and its components in a full set of general-purpose financial statements. For the years ended March 31, 2004, 2003 and 2002, the Company has had no comprehensive income items.

  Segment Reporting

        The Company has concluded that it has one operating segment.

  Basic and Diluted Income and Loss per Common Share

        Net income or loss per share is calculated in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). Under the provisions of SFAS No. 128, basic net income or loss per common share is computed by dividing net income or loss for the period by the weighted average number of common shares outstanding for the period. Diluted net income or loss per common share is computed by dividing the net income or loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. As a result of the Company's net loss in fiscal year 2002, all potentially dilutive securities in the loss year would be anti-dilutive and were excluded from the computation of diluted loss per share, and there are no differences between basic and diluted per share amounts for the loss year presented. Options to purchase 93,200, 64,158 and 859,150 shares of common stock were excluded from dilutive stock options calculations for fiscal years 2004, 2003 and 2002 respectively, as their inclusion would be antidilutive. In addition, during fiscal year 2002, the Company had warrants to purchase 120,000 shares of the Company's common stock outstanding, which were excluded from the dilutive stock options calculations for those respective years as their inclusion would be antidilutive. These warrants expired in fiscal year 2002.

        The following is a table that reconciles the numerators and denominators of the basic and diluted earnings per share:

	For the Fiscal Years Ended:
	March 31, 2004			March 31, 2003
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income
Basic EPS
Income available to common stockholders	$5,061	5,674,329	$0.00	$214,342	5,424,038	$0.04

Effect of Dilutive Securities Stock Options	—	430,997		—	464,167

Diluted EPS
Income available to common stockholders + dilutive securities	$5,061	6,105,326	$0.00	$214,342	5,888,205	$0.04

  Recently Issued Accounting Standards

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS No. 148"), which (i) amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation (ii) amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation and (iii) amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. Items (ii) and (iii) of the new requirements in SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. We have included the requirements of item (ii) in Note 2 in the Notes to Financial Statements and will include the requirements of item (iii) beginning in our first quarter of 2004 following our fiscal year end.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which requires that, for guarantees within the scope of FIN 45 issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be recognized. FIN 45 does not apply to certain guarantee contracts, such as for a lessee's residual value guarantee embedded in a capital lease. FIN 45 also requires additional disclosures in financial statements for periods ending after December 15, 2002, which we have adopted. However, as of March 31, 2004, we believe that, other than product warranty, we have no material items subject to the new disclosure requirements.

        In September 2003, the FASB approved SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. The adoption of SFAS No. 150 is not expected to have an effect on the current financial position of the Company.

(3)   SHAREHOLDERS' EQUITY

  Stock Option Plan

        The Company has adopted Stock Option Plans (the "Plans," as summarized below) to promote the interests of the Company and its shareholders by helping the Company to attract, retain and motivate key employees and associates of the Company. Under the terms of the Plans, the Board of Directors may grant either "nonqualified" or "incentive" stock options, as defined by the Internal Revenue Code and related regulations. The purchase price of a nonqualified option may be less than the then fair market value of the stock. The purchase price of the shares subject to an incentive stock option will be the fair market value of the Company's common stock on the date the option is granted. Generally, vesting of stock options occurs such that 20% becomes exercisable one year after the date of grant and 20% becomes exercisable each year thereafter. However, certain options vest after a specified period of time, and may be accelerated based on achieving specified events. Generally, all stock options must be exercised within ten years from the date granted.

        On February 14, 1991, the Board of Directors and the shareholders of the Company adopted a stock option plan (the "1991 Plan") providing for grants of stock options, stock appreciation rights and/or supplemental bonuses to employees and directors of the Company who are also employees. The 1991 Plan permitted the granting of incentive and non-qualified stock options. As of March 31, 2004, options to purchase an aggregate of 249,762 shares of common stock (net of options canceled) had been granted pursuant to the 1991 Plan and 187,562 options had been exercised, leaving 62,200 still subject to exercise. The 1991 Plan expired on February 14, 2001 and no further stock options could be granted after that date.

        On August 15, 1997, the shareholders of the Company approved the adoption of the 1997 Stock Option Plan (the "1997 Plan") providing for grants of stock options and/or supplemental bonuses to employees and directors of the Company. The Plan permits the granting of incentive stock options and nonqualified stock options.

        On July 24, 2002, the shareholders of the Company approved an amendment by the Board of Directors of the Company to increase the number of common shares reserved for issuance under the 1997 Plan by 100,000 shares, to a total of 900,000 shares of common stock subject to adjustment for dividend, stock split or other relevant changes in the Company's capitalization. As of March 31, 2004, options to purchase an aggregate of 859,000 shares of Common Stock (net of options canceled) had been granted pursuant to the 1997 Plan and 120,381 options had been exercised, leaving 738,619 still subject to exercise.

  Statement of Financial Accounting Standards No. 123

        SFAS No. 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS No. 123 allows the continued measurement of compensation cost for such plans using the intrinsic value method prescribed by APB No. 25, provided that pro forma disclosures are presented of net income or loss and net income or loss per common share, assuming the fair value based method of SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation plans for employees under APB No. 25; accordingly, for purposes of the pro forma disclosures presented in Note 2, the Company has computed the fair values of all options granted during fiscal years 2004, 2003 and 2002, using the Black-Scholes option valuation model and the following weighted average assumptions:

	2004	2003	2002
Risk-free interest rate	2.92%	2.82%	4.49%
Expected lives	5.0 years	5.0 years	5.0 years
Expected volatility	124%	195%	192%
Expected dividend yield	0%	0%	0%

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

        The total fair value of options granted was computed to be approximately $253,474, $100,157 and $219,923 for the years ended March 31, 2004, 2003 and 2002, respectively. For disclosure purposes, these amounts are amortized ratably over the vesting periods of the options. Pro forma stock-based compensation, net of the effect of forfeitures, was $148,981, $133,420 and $130,920 for 2004, 2003 and 2002, respectively.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the use of assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. A summary of the Company's stock option activity and related information for each of the three fiscal years ended March 31, 2004, 2003 and 2002 is as follows:

	Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value
BALANCE, as of March 31, 2001	826,200	$1.35

EXERCISABLE, as of March 31, 2001	173,571	$2.54

Granted	110,000	$2.07	$2.01
Exercised	(18,025)	$0.69
Forfeited	(59,025)	$0.95

BALANCE, as of March 31, 2002	859,150	$1.47

EXERCISABLE, as of March 31, 2002	581,067	$1.57

Granted	37,500	$2.75	$2.67
Exercised	(15,494)	$0.47
Forfeited	(35,000)	$2.54

BALANCE, as of March 31, 2003	846,156	$1.52

EXERCISABLE, as of March 31, 2003	640,567	$1.54

Granted	100,000	$3.36	$2.82
Exercised	(82,166)	$0.76
Forfeited	(63,171)	$2.76

BALANCE, as of March 31, 2004	800,819	$1.73

EXERCISABLE, as of March 31, 2004	629,535	$1.54

        The following table summarizes information about employee stock options outstanding and exercisable at March 31, 2004:

	Options Outstanding
			Options Exercisable
	Number of Options Outstanding At March 31, 2004	Weighted Average Remaining Contractual Life in Years
Range of Exercise Prices			Weighted Average Exercise Price	Number Exercisable At March 31, 2004	Weighted Average Exercise Price
$0.31 - $0.63	136,830	0.7	$0.42	116,878	$0.41
$0.85 - $1.44	446,460	0.4	$1.26	414,087	$1.26
$2.00 - $2.85	114,329	2.6	$2.39	50,370	$2.37
$3.00 - $3.99	60,000	4.4	$3.81	5,000	$3.15
$6.00 - $6.60	43,200	1.7	$6.03	43,200	$6.03

	800,819	1.1	$1.73	629,535	$1.54

        Of the 800,819 options exercisable into the Company's common stock at March 31, 2004, 39,000 represent nonqualified stock options and 761,819 represent incentive stock options. The exercise price of all options granted through March 31, 2004, has been equal to or greater than the fair market value, as determined by the Company's Board of Directors or based upon publicly quoted market values of the Company's common stock on the date of the grant. At March 31, 2004, options for 41,000 shares of the Company's common stock are available for grant under the 1997 plan.

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

(4)   COMMITMENTS AND CONTINGENCIES

        The Company currently leases its facilities under noncancelable lease agreements through October 31, 2004. The following is a schedule of minimum future lease payments by fiscal years as of March 31, 2004:

Operating Leases
Year ended March 31, 2005	$66,955

        Rent expense for the fiscal years ended March 31, 2004, 2003 and 2002 was $111,572, $106,274 and $105,312, respectively.

        The Company is subject to regulation by the United States Food and Drug Administration ("FDA"). The FDA provides regulations governing the manufacture and sale of the Company's products and regularly inspects the Company and other manufacturers to determine their compliance with these regulations. Failure to comply with FDA regulations could have a material adverse impact on the Company's operations and financial position. The Company was last inspected in May 2004. FDA inspections are conducted approximately every two years, at the discretion of the FDA. The Company was granted a Certificate to Foreign Government in October 11, 2000 that states in part that, based on the last periodic inspection, the Company was in substantial compliance with current good manufacturing processes and, thereby, allowing the Company to ship products to foreign countries.

        The Company's obligation with respect to employee severance benefits is minimized by the "at will" nature of the employee relationships. The Company's total obligation with respect to contingent severance benefit obligations is less than $120,000.

(5)   INCOME TAXES

        As of March 31, 2004, the Company had approximately $15.3 million of net operating loss carryovers for tax purposes. Additionally, the Company has certain research and development tax credits available to offset future federal and state income taxes. The net operating loss and credit carryovers begin to expire in 2007. The Internal Revenue Code contains provisions, which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests. The components of the net deferred income tax asset were as follows:

	March 31,
	2004	2003
Deferred tax assets:
Net operating loss and credit carryovers	$5,792,000	$4,687,000
Other	117,000	112,000

	5,909,000	4,799,000
Valuation allowance	(5,909,000)	(4,799,000)

Net tax provision or (benefit)	$—	$—

        Management believes that based on all available evidence, it is more likely than not that the deferred tax assets will not be fully realized. Accordingly, a valuation allowance has been recorded against the deferred tax asset. During Fiscal 2004, it was determined that net operating losses of approximately $3 million may now be available, and the deferred tax asset and the valuation allowance were increased by $1,119,000. During Fiscal 2003, it was determined that net operating losses of approximately $3 million may not have been available, and the deferred tax asset and the valuation allowance were adjusted by $1,119,000. The provision for income taxes includes the following:

	Year Ended March 31,
	2004	2003	2002
Current:
Federal	$—	$—	$—
State	—	—	—

Total current	—	—	—
Deferred:
Federal	8,000	64,000	(68,000)
State	1,000	7,000	(7,000)

Total deferred provision (benefit)	9,000	71,000	(75,000)
Decrease (increase) in valuation allowance	(9,000)	(71,000)	75,000

Total provision (benefit)	$—	$—	$—

        The difference between the statutory federal income tax rate and the Company's effective income tax rate is summarized as follows:

	Year Ended March 31,
	2004	2003	2002
Federal income tax rate	34.0%	34.0%	(34.0)%
Increase (decrease) results from
State income taxes net of federal benefit	3.5%	3.5%	(3.5)%
Other	142.5%	2.9%	2.2%
Valuation allowance	(180.0)%	(40.4)%	35.3%

Effective income tax rate	—%	—%	—%

(6)   LEGAL PROCEEDINGS

        The Company is involved in one legal proceeding (described below). The Company may become involved in litigation in the future in the normal course of business.

        The Company has notified one of its distributors that it is in breach of its Distributor Agreement with the Company in several respects, and that, if the distributor does not cure the breaches, the Agreement may be terminated. The distributor has informed the Company that it believes the Company's interpretations of the Agreement are incorrect. The distributor disputes the Company's position and asserts that the Company has breached the Agreement. The dispute is proceeding in arbitration pursuant to the terms of the Agreement. If the dispute is not resolved in a timely manner or is resolved in a manner adverse to the Company, it will likely affect sales activity in the distributor's territory. While the Company believes the existing on-going revenues from the installed base of customers will not be affected, potential new sales to new hospitals in that distributor's territory could be hindered. The distributor's purchases represented approximately 6% of the Company's revenue in FY2004, 10% of the Company's revenue in FY2003, and 14% of the Company's revenue in FY2002. The business entity is principally owned by an individual who is a shareholder of the Company.

(7)   MAJOR CUSTOMERS

        The Company depends on revenue that is generated from the hospitals' ongoing usage of the AEM surgical instruments. In fiscal 2004, the Company generated revenue from over 350 hospitals that have converted to AEM products; but, no hospital customer contributed more than 2% to the total revenues. The Company utilizes a small number of stocking distributors which sell AEM products to multiple hospital customers. No distributor generated revenue in excess of 10% for fiscal 2004. Two distributors generated revenue in excess of 10% for fiscal 2003; $721,687 (11%) and $701,689 (10%), respectively. For fiscal 2002, two distributors generated revenue of $670,072 (14%) and $564,225 (12%), respectively. Approximately 50% of the new hospital conversions in fiscal 2004 and 2003 were from hospitals affiliated with group purchasing organizations, Novation and Premier, with whom the Company signed supplier agreements in 2002.

(8)   RELATED PARTY TRANSACTIONS

        The Company sells product to a stocking distributor principally owned by an individual who is also a shareholder of Encision. The Company generated revenue of $437,307 (6%) in FY 2004 and $701,689 (10%) in FY 2003 from this distributor which sold AEM products to multiple hospital customers in its authorized region. The principal owner of this distributor holds 270,000 shares (4.6%) of the Company's common stock as of December 17, 2003.

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

(10) QUARTERLY RESULTS (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
FISCAL YEAR 2004
Revenues	$1,702	$1,880	$1,791	$1,913
Operating income (loss)	37	35	2	(66)
Net income (loss)	35	32	3	(65)

Income (loss) per common share (Basic and diluted)	$0.01	$0.01	$0.00	$(0.01)

FISCAL YEAR 2003
Revenues	$1,342	$1,754	$1,812	$1,904
Operating (loss) income	(89)	90	148	59
Net (loss) income	(91)	95	148	61

(Loss) income per common share (Basic and diluted)	$(0.02)	$0.02	$0.03	$0.01

Item 8 A.    Controls and Procedures

        (a)   Evaluation of disclosure controls and procedures. The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14c of the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms.

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

Item 13.    Exhibits and Reports on Form 8-K.

        (a)   Exhibits—The following exhibits are attached to this report on Form 10KSB or are incorporated by reference:

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

    10.2
    Encision Inc. 1991 Stock Option Plan, as amended. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).

    10.3
    Encision Inc. 1997 Stock Option Plan. (Incorporated by reference from Proxy Statement dated July 15, 1997).

    23.1
    Consent of Independent Registered Public Accounting Firm, KPMG LLP.

    See Exhibits 31.1, 31.2 and 32.1.

        (b)   Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by this report except for the Form 8-K filed on 2/9/04 relating to 3rd quarter financial results.

SIGNATURES

        In accordance with the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 28, 2004.	ENCISION INC.
	By:	/s/ MARCIA K. MCHAFFIE Marcia K. McHaffie Controller Principal Accounting Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ROBERT H. FRIES Robert H. Fries Director	June 28, 2004
/s/ VERN D. KORNELSEN Vern D. Kornelsen Director	June 28, 2004
/s/ DAVID W. NEWTON David W. Newton Vice President—Technology Director	June 28, 2004
/s/ ROGER C. ODELL Roger C. Odell Director & Principal Executive Officer	June 28, 2004

QuickLinks

PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
  Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
ENCISION INC. BALANCE SHEETS
ENCISION INC. STATEMENTS OF OPERATIONS
ENCISION INC. STATEMENT OF SHAREHOLDERS' EQUITY FOR THE FISCAL YEARS ENDED MARCH 31, 2004, 2003 AND 2002
ENCISION INC. STATEMENTS OF CASH FLOWS
ENCISION INC. NOTES TO FINANCIAL STATEMENTS
  Item 8 A. Controls and Procedures
PART III
  Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
  Item 10. Executive Compensation.
  Item 11. Security Ownership of Certain Beneficial Owners and Management.
  Item 12. Certain Relationships and Related Transactions.
  Item 13. Exhibits and Reports on Form 8-K.
SIGNATURES