Form 10-Q
period 2004-06-30
ENCISION INC
filed 2004-08-12
CIK 930775

U. S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes                            ☒                                   No                                 ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, No par value	6,234,309 Shares
Class	(outstanding at July 31, 2004)

Transitional Small Business Disclosure Format

Yes                            ☐                                   No                                 ☒

ENCISION INC.

FORM 10-QSB

For the Quarter Ended June 30, 2004

PART I                                                       FINANCIAL INFORMATION

ITEM 1  -  CONDENSED INTERIM FINANCIAL STATEMENTS

ENCISION INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2004	March 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,409,389	$1,356,607
Accounts receivable, net of allowance for doubtful accounts of $65,000 and $62,000, respectively	840,636	947,692
Inventory, net of reserve for obsolescence of $95,000 and $90,000, respectively	1,128,665	1,060,251
Prepaid expenses	152,223	67,120
Total current assets	3,530,913	3,431,670
EQUIPMENT, at cost:
Furniture, fixtures and equipment	798,106	771,916
Customer-site equipment	450,538	436,550
Less - accumulated depreciation	(927,843)	(886,674)
Equipment, net	320,801	321,792
PATENTS, net of accumulated amortization of $71,066 and $68,027, respectively	114,721	117,760
OTHER ASSETS	12,972	12,972
Total assets	$3,979,407	$3,884,194

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$448,201	$430,600
Accrued compensation	153,733	107,266
Other accrued liabilities	527,093	285,232
Capitalized lease obligation	15,690	15,690
Total current liabilities	1,144,717	838,788

LONG-TERM LIABILITIES:
Capitalized lease obligation	11,767	15,690

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized, 5,901,059 (June 30, 2004) and 5,845,526 (March 31, 2004) shares outstanding	18,370,133	18,285,991
Accumulated deficit	(15,547,210)	(15,256,275)
Total shareholders’ equity	2,822,923	3,029,716
Total liabilities and shareholders’ equity	$3,979,407	$3,884,194

The accompanying notes are an integral part of these condensed financial statements.

ENCISION INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,
	2004	2003

REVENUE, NET	$1,763,264	$1,701,940

COST OF SALES	747,300	732,007
Gross profit	1,015,964	969,933
OPERATING EXPENSES:
Sales and marketing	760,382	518,403
General and administrative	352,845	226,294
Research and development	193,857	188,574
Total operating expenses	1,307,084	933,271
(LOSS) INCOME FROM OPERATIONS	(291,120)	36,662

OTHER INCOME (EXPENSE):
Interest income	1,667	477
Other (expense), net	(1,482)	(2,145)
NET (LOSS) INCOME	$(290,935)	$34,994

NET (LOSS) INCOME PER SHARE:
Basic and diluted net (loss) income per common share	$(0.05)	$0.01

Weighted average shares used in computing basic net (loss) income per common share	5,853,845	5,430,026

Weighted average shares used in computing diluted net (loss) income per common share	5,853,845	5,881,529

The accompanying notes are an integral part of these condensed financial statements.

ENCISION INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended June 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(290,935)	$34,994
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities-
Depreciation and amortization	44,208	38,670
Provision for bad debts	3,000	(6,000)
Inventory reserves	5,000	—
Changes in operating assets and liabilities-
Accounts receivable	104,056	226,433
Inventory	(73,414)	(153,407)
Other assets	(85,103)	(87,484)
Accounts payable	17,601	66,525
Accrued compensation and other accrued liabilities	284,405	(143,180)
Net cash provided by (used) in operating activities	8,818	(23,449)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment	(40,178)	(89,215)
Net cash used in investing activities	(40,178)	(89,215)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	84,142	—
Net cash provided by financing activities	84,142	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	52,782	(112,664)

CASH AND CASH EQUIVALENTS, beginning of period	1,356,607	585,552
CASH AND CASH EQUIVALENTS, end of period	$1,409,389	$472,888

The accompanying notes are an integral part of these financial statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2004

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

On June 28, 2004, the Company announced that James A. Bowman resigned as President and CEO of the Company. Mr. Bowman also stepped down from his post on the Company’s Board of Directors. On July 6, 2004, Mr. John R. Serino became President and CEO of the Company.

The Company achieved profitable operations in fiscal 2004 and 2003, but prior to that had incurred losses since its inception and has an accumulated deficit of $15,547,210 at June 30, 2004. Operations have been financed primarily through issuance of common stock.

During fiscal years 2004 and 2003, the Company achieved annual net income for the first time in its history. The Company’s strategic marketing and sales plan is designed to expand the use of the Company’s products in surgically active hospitals in the United States. Management expects these efforts to result in continued revenue increases for fiscal 2005 which, combined with planned controlled operating expenses and consistent gross profit margins, are expected to maintain profitable operations and conserve the Company’s cash resources.

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

The net accounts receivable balance at June 30, 2004 of $840,636 included $67,633, or approximately 8%, from one distributor. The net accounts receivable balance at March 31, 2004 of $947,692 included $48,212, or approximately 5%, from one distributor.

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

	June 30, 2004	March 31, 2004

Raw materials	$914,016	$724,553
Finished goods	309,649	425,698
	1,223,665	1,150,251
Less - Reserve for obsolescence	(95,000)	(90,000)
	$1,128,665	$1,060,251

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

Accrued Liabilities

The Company has accrued $116,000 related to warranty claims and $58,701 related to sales commissions and has included these amounts in accrued liabilities in the accompanying balance sheets as of June 30, 2004.

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

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations in accounting for stock options granted to employees.  If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company’s net income or loss and pro forma net income or loss per basic and diluted common share for the three months ended June 30, 2004 would have been reported as follows:

Three months ended June 30, 2004
Net (Loss)
As Reported	$(290,935)
Stock-based compensation based upon estimated fair values	(41,647)
Pro forma	$(332,582)
Pro Forma Net Income (Loss) Per Basic and Diluted Common Share
As Reported	$(0.05)
Pro Forma	$(0.06)

Segment Reporting

The Company has concluded that it has one operating segment.

Basic and Diluted Income and Loss per Common Share

Net income or loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net income or loss per common share is computed by dividing net income or loss for the period by the weighted average number of common shares outstanding for the period. Diluted net income or loss per common share is computed by dividing the net income or loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. As a result of the Company’s net loss for the three month period ended June 30, 2004, all potentially dilutive securities would be anti-dilutive and thus, are excluded from diluted earnings per share.

For the three month period ended June 30, 2004, the Company had financial instruments that could create future dilution to the Company’s common shareholders and are not currently classified as outstanding common shares of the Company. The common stock number is based on specific conversion or issuance assumptions pursuant to the corresponding terms of each instrument. Potential stock issuance excluded from earnings per share because their effect was anti-dilutive are 775,286 for the three months ended June 30, 2004.

(3)                                  COMMITMENTS AND CONTINGENCIES

The Company currently leases its facilities under noncancelable lease agreements through October 31, 2004. The minimum future lease payments are $38,260 for the fiscal year ended March 31, 2005. The Company has entered a new lease for its facilities under noncancelable lease agreements through August 14, 2009 at 6797 Winchester Circle, Boulder, Colorado. The minimum future lease payments are as follows:

Year ended March 31,
2005	—
2006	86,826
2007	154,179
2008	166,930
2009	172,685
2010	65,566
$646,186

The Company had notified one of its distributors that it was in breach of its Distributor Agreement with the Company in several respects, and that if the distributor did not cure the breaches the Agreement may be terminated. The distributor had informed the Company that it believed the Company’s interpretations of the Agreement were incorrect. The distributor disputed the Company’s position and asserted that the Company had breached the Agreement. The dispute was proceeding in arbitration pursuant to the terms of the Agreement. On July 23, 2004, the dispute was resolved. During the first quarter ended June 30, 2004, the Company had expensed approximately $201,000, and as of June 30, 2004, the balance in other accrued liabilities was $185,000 (including legal and arbitrator fees) for this dispute.

The Company is subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of the Company’s products and regularly inspects the Company and other manufacturers to determine their compliance with these regulations. As of June 30, 2004 the Company believes it was in substantial compliance with all known regulations. The Company was last inspected in November 1998 and has not been notified of any deficiencies from that inspection. FDA inspections are conducted periodically at the discretion of the FDA.

The results of operations for the quarter ended June 30, 2004 should not be taken as an indication of the results of operations for all or any part of the balance of the year.

The accounts receivable balance at June 30, 2004 of $840,636 included $27,960 (3%) from international customers.

(4)                                  MANAGEMENT’S REPRESENTATIONS

The condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report to the Securities and Exchange Commission for the fiscal year ended March 31, 2004, filed on Form 10-KSB on June 29, 2004.

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

Certain statements contained in this section on Management’s Discussion and Analysis are not historical facts, including statements about the Company’s strategies and expectations about new and existing products, market demand, acceptance of new and existing products, technologies and opportunities, market and industry segment growth, and return on investments in products and markets. These statements are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward looking statements. All forward looking statements in this section on Management’s Discussion and Analysis are based on information available to the Company on the date of this document, and the Company assumes no obligation to update such forward looking statements. Readers of this Form 10-QSB are strongly encouraged to review the section entitled “Factors Which May Affect Future Performance and Financial Condition.”

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

Encision was founded to address market opportunities created by the increase in minimally-invasive surgery (“MIS”) and surgeons’ preference for using electrosurgery devices in these procedures. The product opportunity was created by surgeons’ continued widespread demand for using monopolar electrosurgery instruments which, when used in laparoscopic surgery, are susceptible to causing inadvertent collateral tissue damage outside the surgeon’s field of view. The risk of unintended electrosurgical burn injury to the patient in laparoscopic surgery has been well documented. This risk poses a threat to patient safety and creates liability exposure for surgeons and hospitals that do not adequately address the issue.

Encision’s patented AEM technology provides surgeons with the desired tissue effects, while preventing stray electrosurgical energy that can cause unintended and unseen tissue injury. AEM Laparoscopic Instruments are equivalent to conventional instruments in size, shape, ergonomics and functionality but they incorporate “active electrode monitoring” technology to dynamically and continuously monitor the flow of electrosurgical current, thereby helping to prevent patient injury. With Encision’s “shielded and monitored” instruments, surgeons are able to perform electrosurgical procedures more safely and effectively than is possible using conventional instruments. In addition, the AEM instruments are cost competitive with conventional “non-shielded, non-monitored” instruments. The result is advanced patient safety at comparable cost and with no change in surgeon technique.

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

Adding further credibility to the benefits of Encision’s AEM technology are the Company’s supplier agreements with Novation and Premier, two of the largest Group Purchasing Organizations (GPO) in the United States. Together, Novation and Premier represent over 3,000 hospitals and over 50% of all surgery in the U.S. Management believes that these GPO supplier agreements give further indication that AEM technology is gaining broader acceptance in the market. Management believes that having the nation’s leading medical purchasing groups recognize the value of the Company’s technology reflects the potential impact that AEM instruments products can have in the market and in advancing patient safety in surgery nationwide. These agreements do not involve purchase commitments but the Company expects these relationships to expand the market visibility of AEM technology and smooth the procurement and conversion process for new hospital customers.

When a hospital converts to AEM technology it provides recurring revenue to the Company from sales of replacement instruments. There is a strong retention rate of customers who have converted to AEM technology. Management believes this indicates strong customer satisfaction and is further supported by the fact that there is no directly competing technology to supplant AEM products once the hospital has converted. The replacement market of reusable and disposable AEM products in converted hospitals represents over 90% of Encision’s revenue over the past three months and this revenue stream is expected to grow as the base of newly converted hospitals continues to grow.

Until fiscal 2003, the Company incurred annual losses since its inception, and has an accumulated deficit of $15,547,210 at June 30, 2004. Operations have been financed primarily through issuance of equity. The Company’s liquidity has stabilized after a history of operating losses. On July 30, 2003 the Company issued 333,334 shares of its common stock to the Wasatch Micro Cap Fund and the Wasatch Micro Cap Value Fund, for gross proceeds of $1,000,002. Funds managed by Wasatch Advisors, Inc. held shares of the Company’s common stock, constituting less than 5% of the issued and outstanding shares of its common stock, prior to that transaction.

During the three months ended June 30, 2004, the Company generated $8,818 of cash from operations and used $40,178 for investments in equipment (primarily capital equipment owned by the Company at customer locations). As of June 30, 2004, the Company had $1,409,389 in cash and cash equivalents available to fund future operations, an increase of $52,782 from March 31, 2004. The Company’s working capital is $2,386,196 at June 30, 2004.

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

The launch of an expanded line of AEM Laparoscopic Instruments was accomplished over the past two years. With the broad array of AEM instruments now available, the surgeon has a wide choice of instrument options and does not have to change surgical technique. Because conversion to AEM technology is transparent to the surgeon, hospitals can now universally convert to AEM technology, thus providing their laparoscopic surgery patients a higher level of safety. This coincides with the continued expansion of independent endorsements for AEM technology. Recommendations from the malpractice insurance and medicolegal communities complement the broad clinical endorsements AEM technology has garnered over the past few years.

Outlook

Installed Base of AEM Monitoring Equipment:  The Company believes that the installed base of AEM monitors has the potential for increasing as the inherent risks associated with monopolar laparoscopic electrosurgery become more widely acknowledged and as the network of independent sales representatives becomes more adept at selling the AEM products to our customers. The Company expects that the replacement sales of electrosurgical instruments and accessories will increase as additional hospitals are converted to AEM technology. During the quarter ended June 30, 2004, the Company hired three direct territory representatives. The Company believes that the efforts to improve the quality of sales representatives carrying the AEM product line, along with increased marketing efforts and the introduction of new products, may provide the basis for increased revenue and continuing profitable operations. However these measures, or any others that the Company may adopt, may not result in either increased revenue or continuing profitable operations.

Possibility of Continued Operating Losses:  Until fiscal 2003, the Company had incurred losses from operations since inception and has an accumulated deficit of $15,547,210 as of June 30, 2004. The Company has made significant strides toward improving its operating results. Approximately $247,000 of cash was used in the Company’s activities in fiscal 2004. Due to the ongoing need to develop, optimize and train the independent sales rep network and the need to increase sustained revenues to a level adequate to cover fixed and variable operating costs, the Company may operate at a net loss from time to time. On July 30, 2003 the Company issued a total of 333,334 shares of its common stock to the Wasatch Micro Cap Fund and the Wasatch Micro Cap Value Fund, for gross proceeds of $1,000,002. Funds managed by Wasatch Advisors, Inc. held shares of the Company’s common stock, constituting less than 5% of the issued and outstanding shares of its common stock, prior to that transaction.

Revenue Growth:  The Company expects to generate increased revenue in the U.S. from sales to new hospital customers as the network of independent sales representatives becomes more proficient and expands the number of hospital conversions to AEM Surgical Instruments. The Company believes that the visibility and credibility of the independent clinical endorsements for AEM technology will contribute to new hospital conversions and increased revenues in fiscal 2005. The Company also expects that supplier agreements with Novation and Premier, which together represent over 3,000 U.S. hospitals, will expose more hospitals to the benefits of AEM technology and may stimulate new hospital conversions and increased revenues. The Company also expects to increase market share gains through promotional programs of placing Company-owned AEM monitors at no charge into hospitals that commit to standardize on AEM instruments. However the Company’s efforts to increase market share and grow revenues will depend in part on the Company’s ability to expand the efficiency and effective coverage range of its independent sales representative network. During the quarter ended June 30, 2004, the Company hired three direct territory representatives.

Gross Profit and Gross Margins:  Gross profit and gross margin can be expected to fluctuate from quarter to quarter, as a result of product sales mix and sales volume. Gross margins on products manufactured or assembled by the Company are expected to improve at higher levels of production and sales.

Sales and Marketing Expenses: The Company continues its efforts to expand domestic and international distribution capability and it believes that sales and marketing expenses will decrease as a percentage of net revenue with increasing sales volume.

Research and Development Expenses: Research and development expenses are expected to increase modestly to support development of additions to our AEM product line, further expanding the instrument options for the surgeon. New additions to the AEM product line are planned for introduction in fiscal year 2005.

Results of Operations

For the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

Net revenue.  Revenue for the quarter ended June 30, 2004, was $1,763,264, compared to $1,701,940 for the quarter ended June 30, 2003, an increase of 4%. The increase is attributable to the conversion of new hospitals using our AEM technology. The Company converted seven new hospitals to AEM technology in the three months ended June 30, 2004 versus ten new hospitals that converted to AEM technology in the three months ended June 30, 2003. New hospital prospects remains strong; however, progress has slowed and we have seen a lower rate of new hospital conversions during the past three months. This is due to the Company having encountered a higher turnover in its direct and independent sales representatives and the resulting time needed to train their replacements. While it will take a number of months before new independent sales representatives generate new hospital conversions, the combination of the new representative additions and an expanded sales management team is intended to provide the field focus necessary to achieve market gains.

Gross Profit.  The gross profit for the quarter ended June 30, 2004 of $1,015,964 increased by 5% from the quarter ended June 30, 2003 gross profit of $969,933. Gross profit as a percentage of revenue (gross margin) increased from 57% for the quarter ended June 30, 2003 to 58% in the quarter ended June 30, 2004. The increase in gross margin was primarily the result of purchasing efficiencies compared with one year ago. For the three months ended June 30, 2004, the Company provided $13,988 in AEM monitors to customers at no-charge to newly converted hospitals as part of a sales incentive program.

Sales and marketing expenses.  Sales and marketing expenses of $760,382 for the quarter ended June 30, 2004 increased by 47% compared to $518,403 for the quarter ended June 30, 2003. The increase was a result of compensation for increased sales employees and resolution of an arbitration dispute. The Company had notified one of its distributors that it was in breach of its Distributor Agreement with the Company in several respects, and that if the distributor did not cure the breaches the Agreement may be terminated. The distributor had informed the Company that it believed the Company’s interpretations of the Agreement were incorrect. The distributor disputed the Company’s position and asserted that the Company had breached the Agreement. The dispute was proceeding in arbitration pursuant to the terms of the Agreement. On July 23, 2004, the dispute was resolved. During the first quarter ended June 30, 2004, the Company had expensed approximately $201,000.

General and administrative expenses.  General and administrative expenses of $352,845 for the quarter ended June 30, 2004 increased by 56% compared to $226,294 for the quarter ended June 30, 2003. The increase is the result of increases in compensation, legal fees and use taxes compared with one year ago.

Research and development expenses.  Research and development expenses of $193,857 for the quarter ended June 30, 2004 increased by 3% compared to $188,574 for the quarter ended June 30, 2003. The increase is a result of increases in compensation.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by sales of common stock and warrants to purchase the Company’s common stock, which totaled $18,370,133 through June 30, 2004, and, to a lesser degree, funds provided by sales of the Company’s products. On July 30, 2003 the Company issued a total of 333,334 shares of its common stock to the Wasatch Micro Cap Fund and the Wasatch Micro Cap Value Fund, for gross proceeds of $1,000,002. Funds managed by Wasatch Advisors, Inc. held shares of the Company’s common stock, constituting less than 5% of the issued and outstanding shares of its common stock, prior to that transaction.

The Company’s operations generated $8,818 of cash in the three months ended June 30, 2004 on sales of $1,763,264 and used $23,449 of cash in the three months ended June 30, 2003 on sales of $1,701,940. Prior to fiscal 2003, the use of cash in our operations resulted primarily from the funding of the Company’s annual net losses. These amounts of cash generated from and used in operations are not indicative of the expected cash to be generated from or used in operations in FY 05. As of June 30, 2004, the Company had $1,409,389 in cash and cash equivalents available to fund future operations. Working capital was $2,386,196 at June 30, 2004 compared to $2,592,882 at March 31, 2004. Current liabilities were $1,144,717 at June 30, 2004, compared to $838,788 at March 31, 2004.

The Company has entered a new lease for its facilities under noncancelable lease agreements through August 14, 2009 at 6797 Winchester Circle, Boulder, Colorado. The minimum future lease payments are as follows:

Year ended March 31,
2011	—
2012	86,826
2013	154,179
2014	166,930
2015	172,685
2016	65,566
$646,186

Capital expenditures in the three months ended June 30, 2004 ($40,178) result primarily from the capitalization of AEM monitors placed in hospitals under various promotional programs. Placing Company-owned AEM monitors into hospitals at no charge to facilitate their use of AEM instruments is an initiative to accelerate new hospital conversions to AEM instruments. Under these promotional programs the Company maintains ownership of the AEM monitor and the cost is capitalized and depreciated as cost of sales over the projected five year life of the asset.

The Company’s fiscal year 2005 (“FY 05”) operating plan is focused on increasing hospital conversions to AEM products, growing revenue, increasing gross profits and conserving cash. The Company can not predict with certainty the expected revenue, gross profit, net income or loss and usage of cash and cash equivalents for FY 05. However, management believes that its cash resources will be sufficient to fund its operations for at least the next twelve months under its current operating plan. If management is unable to manage the Company’s business operations in line with budget expectations, it could have a material adverse effect on the Company’s business viability, financial position, results of operations and cash flows. Further, if the Company is not successful in sustaining profitability and remaining at least cash flow break-even, additional capital may be required to maintain ongoing operations.

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

At June 30, 2004, the Company’s commitments under these obligations were as follows:

Operating Leases
Year ended March 31,
2005	38,260
2006	86,826
2007	154,179
2008	166,930
2009	172,685
2010	65,566
$684,446

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

3.                                      We may need additional funding to support our operations. We were formed in 1991 and have incurred losses of over $15 million since that date. We have primarily financed research, development, and operational activities with sales of our common stock. At June 30, 2004, we had $1,409,389 in cash available to fund future operations. During FY 2004, we issued a total of 333,334 shares of our common stock to the Wasatch Micro Cap Fund and the Wasatch Micro Cap Value Fund, for gross proceeds of $1,000,002. Funds managed by Wasatch Advisors, Inc. held shares of our common stock, constituting less than 5% of the issued and outstanding shares of common stock, prior to that transaction. We may have profitable operations in FY 2005 but there is no guarantee we will do so. We may find that investment in sales and marketing initiatives, merited by market opportunity, may result in the Company operating at a net loss from quarter to quarter.  We may also find ourselves at a competitive disadvantage due to our constrained liquidity.

4.                                      We may not be able to compete successfully against current manufacturers of conventional (“unshielded, unmonitored”) electrosurgical instruments or against competitors who manufacture products that are based on surgical technologies that are alternatives to monopolar electrosurgery.  The electrosurgical products market is intensely competitive. We expect that manufacturers of “unshielded, unmonitored” electrosurgical instruments will resist any loss of market share that might result from the presence of our “shielded and monitored” instruments in the marketplace. We also believe that manufacturers of products that are based upon surgical technologies that are alternatives to monopolar electrosurgery are our competitors. These technologies include bipolar electrosurgery, the harmonic scalpel and lasers. The alternative technologies may gain market share and new competitive technologies may be developed and introduced. Most of our competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources than we do. Most of our competitors also currently have substantial installed customer bases in the medical products market and have significantly greater market recognition. As a result of these factors, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products. It is possible that new competitors or new alliances among competitors may emerge and rapidly acquire significant market share. The competitive pressures we face may materially adversely affect our financial position, results of operations and cash flows, and this may hinder our ability to respond to competitive threats.

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

6.                                      If government regulations change or if we fail to comply with existing and/or new regulations, we might miss market opportunities and experience increased costs and limited growth.  The research, manufacturing, marketing and distribution of our products in the United States and other countries are subject to extensive regulation by numerous governmental authorities including, but not limited to, the U. S. Food and Drug Administration. Under the Federal Food, Drug and Cosmetic Act, medical devices must receive clearance from the U. S.  Food and Drug Administration through the Section 510(k) pre-market notification process or through the more lengthy pre-market approval process before they can be sold in the United States. The process of obtaining required regulatory approvals is lengthy and has required the expenditure of substantial resources. There can be no assurance that we will be able to continue to obtain the necessary approvals. As part of our strategy, we also intend to pursue commercialization of our products in international markets. Our products are subject to regulations that vary from country to country. The process of obtaining foreign regulatory approvals in certain countries can be lengthy and require the expenditure of substantial resources. We may not be able to obtain necessary regulatory approvals or clearances on a timely basis or at all, and delays in receipt of or failure to receive such approvals or clearances, or failure to comply with existing or future regulatory requirements would have a material adverse effect on our financial position, results of operations and cash flows.

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

11.                               Our common stock is thinly traded, the prices at which it trades are volatile and the buying or selling actions of a few shareholders may adversely affect our stock price.  At March 31, 2004, we had a public float of 2,714,083 shares or 46% of the outstanding common stock. The average number of shares traded in any given day over the past year has been relatively small compared to the public float. Thus, the actions of a few shareholders either buying or selling shares of our common stock may adversely affect the price of the shares. Historically, thinly traded securities such as our common stock have experienced extreme price and volume fluctuations that do not necessarily relate to operating performance.

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

14.                               We depend on certain key personnel. We are highly dependent on a limited number of key management personnel, particularly our CEO and President, John R. Serino, and our Chairman of the Board and Vice President of Business Development, Roger C. Odell. Our loss of key personnel to death, disability or termination, or our inability to hire and retain qualified personnel, could have a material adverse effect on our financial position, results of operations and cash flow.

ITEM 3  -  CONTROLS AND PROCEDURES

(a) The Company has carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14c of the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded as of June 30, 2004 that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company under the Exchange Act was recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms.

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

PART II.                                                OTHER INFORMATION

ITEM 1                                                        LEGAL PROCEEDINGS

The Company was involved in one legal proceeding (described below). The Company may become involved in litigation in the future in the normal course of business.

The Company had notified one of its distributors that it was in breach of its Distributor Agreement with the Company in several respects, and that if the distributor did not cure the breaches the Agreement may be terminated. The distributor had informed the Company that it believed the Company’s interpretations of the Agreement were incorrect. The distributor disputed the Company’s position and asserted that the Company had breached the Agreement. The dispute was proceeding in arbitration pursuant to the terms of the Agreement. On July 23, 2004, this dispute was resolved for approximately $201,000, including legal and arbitrator fees. The distributor’s purchases represented approximately 6% of the Company’s revenue in FY2004 and 10% of the Company’s revenue in FY2003. During the first quarter ended June 30, 2004, the Company had expensed approximately $201,000, and as of June 30, 2004, the balance in other accrued liabilities was $185,000 (including legal and arbitrator fees) for this dispute.

ITEM 2                                                        Not Applicable

ITEM 3                                                        Not Applicable

ITEM 4  -                                           Not Applicable

ITEM 5  -                                           Not Applicable

ITEM 6  -                                           EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

10.4	Lease Agreement Dated June 3, 2004 between Encision Inc. and DaPuzzo Investment Group, LLC
31.1	Certification of Chief Executive Officer under Rule 13a-14(a)
31.2	Certification of Principal Financial Officer under Rule 13a-14(a)
32.1	Certification of Periodic Reports pursuant to Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K

On April 8, 2004, the Company filed a current report on Form 8-K reporting the Company’s change of auditors, under Item 4. The Company also filed an amendment on Form 8-K/A on April 27, 2004 to provide the outgoing auditors’ statement of agreement with the Company’s disclosures in the Form 8-K filed on April 8.

On April 13, 2004, the Company furnished a press release under Item 9 of Form 8-K.

On May 19, 2004, the Company furnished a press release under Item 12 of Form 8-K.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Encision has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Title	Date

/s/ Marcia McHaffie	Controller	August 12, 2004
Marcia McHaffie	(Principal Accounting Officer)