Form 10QSB
period 2004-09-30
ENCISION INC
filed 2004-11-05
CIK 930775

U. S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

For the transition period from                      to

Commission file number     0-28604

ENCISION INC.

(Exact name of small business issuer as specified in its charter)

Colorado	84-1162056
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6797 Winchester Circle, Boulder, Colorado  80301

(Address of principal executive offices)

(303) 444-2600

(Registrant’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒    No   ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, No par value	6,258,595 Shares
Class	(outstanding at October 31, 2004)

Transitional Small Business Disclosure Format

Yes   ☐    No   ☒

ENCISION INC.

FORM 10-QSB

For the Quarter Ended September 30, 2004

INDEX

PART I.		UNAUDITED FINANCIAL INFORMATION

	ITEM 1	-	Condensed Interim Financial Statements:
		-	Condensed Balance Sheets as of September 30, 2004 and March 31, 2004
		-	Condensed Statements of Operations for the Three Months Ended September 30, 2004 and 2003
		-	Condensed Statements of Operations for the Six Months Ended September 30, 2004 and 2003
		-	Condensed Statements of Cash Flows for the Six Months Ended September 30, 2004 and 2003
		-	Notes to Condensed Interim Financial Statements

	ITEM 2	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	ITEM 3	-	Controls and Procedures

PART II.		OTHER INFORMATION

	ITEM 6	-	Exhibits and Reports on Form 8-K

SIGNATURE

PART I                               FINANCIAL INFORMATION

ITEM 1   -  CONDENSED INTERIM FINANCIAL STATEMENTS

ENCISION INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2004	March 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,422,054	$1,356,607
Accounts receivable, net of allowance for doubtful accounts of $78,000 and $62,000, respectively	1,060,001	947,692
Inventory, net of reserve for obsolescence of $70,000 and $90,000, respectively	1,081,277	1,060,251
Prepaid expenses	122,761	67,120

Total current assets	3,686,093	3,431,670

EQUIPMENT, at cost:
Furniture, fixtures and equipment	819,887	771,916
Customer-site equipment	471,020	436,550
Less - accumulated depreciation	(971,800)	(886,674)

Equipment, net	319,107	321,792

PATENTS, net of accumulated amortization of $74,105 and $68,027, respectively	111,682	117,760
OTHER ASSETS	30,337	12,972

Total assets	$4,147,219	$3,884,194

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$499,009	$430,600
Accrued compensation	123,366	107,266
Other accrued liabilities	334,897	285,232
Capitalized lease obligation, current portion	15,690	15,690

Total current liabilities	972,962	838,788

LONG-TERM LIABILITIES:
Capitalized lease obligation, less current portion	7,845	15,690

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized, 6,258,595 (September 30, 2004) and 5,845,526 (March 31, 2004) shares outstanding	18,770,038	18,285,991
Accumulated (deficit)	(15,603,626)	(15,256,275)

Total shareholders’ equity	3,166,412	3,029,716

Total liabilities and shareholders’ equity	$4,147,219	$3,884,194

The accompanying notes are an integral part of these condensed financial statements.

ENCISION INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,
	2004	2003

REVENUE, NET	$2,065,949	$1,880,019

COST OF SALES	870,547	772,711

Gross profit	1,195,402	1,107,308

OPERATING EXPENSES:
Sales and marketing	718,550	648,793
General and administrative	337,441	231,327
Research and development	196,554	191,851

Total operating expenses	1,252,545	1,071,971

INCOME (LOSS) FROM OPERATIONS	(57,143)	35,337

OTHER INCOME (EXPENSE):
Interest income	2,728	824
Other (expense), net	(2,001)	(4,416)

NET INCOME (LOSS)	$(56,416)	$31,745

NET INCOME (LOSS) PER SHARE:
Basic and diluted net income (loss) per common share	$(0.01)	$0.01

Weighted average shares used in computing basic net income (loss) per common share	6,123,166	5,422,532

Weighted average shares used in computing diluted net income (loss) per common share	6,123,166	5,871,989

The accompanying notes are an integral part of these condensed financial statements.

ENCISION INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ended September 30,
	2004	2003

REVENUE, NET	$3,829,213	$3,581,959

COST OF SALES	1,617,847	1,504,718

Gross profit	2,211,366	2,077,241

OPERATING EXPENSES:
Sales and marketing	1,478,932	1,167,197
General and administrative	690,286	457,621
Research and development	390,411	380,424

Total operating expenses	2,559,629	2,005,242

INCOME (LOSS) FROM OPERATIONS	(348,263)	71,999

OTHER INCOME (EXPENSE):
Interest income	4,395	1,301
Other (expense), net	(3,483)	(6,560)

NET INCOME (LOSS)	$(347,351)	$66,740

NET INCOME (LOSS) PER SHARE:
Basic and diluted net income (loss) per common share	$(0.06)	$0.01

Weighted average shares used in computing basic net income (loss) per common share	5,989,241	5,546,909

Weighted average shares used in computing diluted net income (loss) per common share	5,989,241	6,026,857

The accompanying notes are an integral part of these condensed financial statements.

ENCISION INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended September 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(347,351)	$66,740
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
Depreciation and amortization	91,204	86,535
Provision for bad debts	16,000	(6,000)
Inventory reserves	(20,000)	7,000
Changes in operating assets and liabilities-
Accounts receivable	(128,309)	127,857
Inventory	(1,026)	(145,554)
Other assets	(73,006)	(75,331)
Accounts payable	68,409	(15,404)
Accrued compensation and other accrued liabilities	57,920	(49,397)

Net cash (used in) operating activities	(336,159)	(3,554)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment	(82,441)	(189,712)

Net cash (used in) investing activities	(82,441)	(189,712)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	484,047	23,151
Proceeds from the issuance of common stock	—	1,000,002
Cost of the issuance of common stock	—	(36,786)

Net cash provided by financing activities	484,047	986,367

NET INCREASE IN CASH AND CASH EQUIVALENTS	65,447	793,101

CASH AND CASH EQUIVALENTS, beginning of period	1,356,607	585,552

CASH AND CASH EQUIVALENTS, end of period	$1,422,054	$1,378,653

The accompanying notes are an integral part of these financial statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

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

The Company achieved profitable operations in fiscal 2004 and 2003, but prior to that and in the six months ended September 30, 2004, had incurred losses since its inception and has an accumulated (deficit) of ($15,603,626) at September 30, 2004. Operations have been financed primarily through issuance of common stock.

During fiscal years 2004 and 2003, the Company achieved annual net income for the first time in its history. The Company’s strategic marketing and sales plan is designed to expand the use of the Company’s products in surgically active hospitals in the United States. Management expects these efforts to result in continued revenue increases for fiscal 2005.

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

The net accounts receivable balance at September 30, 2004 of $1,060,001 included $39,450, or approximately 4%, from one distributor. The net accounts receivable balance at March 31, 2004 of $947,692 included $48,212, or approximately 5%, from one distributor.

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

	September 30, 2004	March 31, 2004

Raw materials	$728,798	$724,553
Finished goods	422,479	425,698

	1,151,277	1,150,251
Less - Reserve for obsolescence	(70,000)	(90,000)
	$1,081,277	$1,060,251

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

Accrued Liabilities

The Company has accrued $117,730 related to warranty claims and $78,487 related to sales commissions and has included these amounts in accrued liabilities in the accompanying balance sheets as of September 30, 2004.

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

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations in accounting for stock options granted to employees.  If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company’s net income or loss and pro forma net income or loss per basic and diluted common share for the three months ended September 30, 2004 would have been reported as follows:

Three months ended September 30, 2004
Net (Loss)
As Reported	$(56,416)
Stock-based compensation based upon estimated fair values	(36,548)
Pro forma	$(92,964)
Pro Forma Net Income (Loss) Per Basic and Diluted Common Share
As Reported	$(0.01)
Pro Forma	$(0.02)

Segment Reporting

The Company has concluded that it has one operating segment.

Basic and Diluted Income and Loss per Common Share

Net income or loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net income or loss per common share is computed by dividing net income or loss for the period by the weighted average number of common shares outstanding for the period. Diluted net income or loss per common share is computed by dividing the net income or loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. As a result of the Company’s net loss for the three month period ended September 30, 2004, all potentially dilutive securities would be anti-dilutive and thus, are excluded from diluted earnings per share.

For the three month period ended September 30, 2004, the Company had financial instruments that could create future dilution to the Company’s common shareholders and are not currently classified as outstanding common shares of the Company. The common stock number is based on specific conversion or issuance assumptions pursuant to the corresponding terms of each instrument. Potential stock issuance excluded from earnings per share because their effect was anti-dilutive are 642,516 for the three months ended September 30, 2004.

(3)                                  COMMITMENTS AND CONTINGENCIES

The Company currently leases its facilities under noncancelable lease agreements through October 31, 2004. The minimum future lease payments are $9,565 for the fiscal year ended March 31, 2005. The Company has entered a new lease for its facilities under noncancelable lease agreements through August 14, 2009 at 6797 Winchester Circle, Boulder, Colorado. The minimum future lease payments are as follows:

Year ended March 31,
2005	—
2006	86,826
2007	154,179
2008	166,930
2009	172,685
2010	65,566
$646,186

The Company had notified one of its distributors that it was in breach of its Distributor Agreement with the Company in several respects, and that if the distributor did not cure the breaches the Agreement may be terminated. The distributor had informed the Company that it believed the Company’s interpretations of the Agreement were incorrect. The distributor disputed the Company’s position and asserted that the Company had breached the Agreement. The dispute was proceeding in arbitration pursuant to the terms of the Agreement. On July 23, 2004, the dispute was resolved. During the first quarter ended June 30, 2004, the Company had expensed approximately $201,000, and as of September 30, 2004, there was no balance in other accrued liabilities for this dispute.

The Company is subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of the Company’s products and regularly inspects the Company and other manufacturers to determine their compliance with these regulations. As of September 30, 2004 the Company believes it was in substantial compliance with all known regulations. FDA inspections are conducted periodically at the discretion of the FDA. The Company was last inspected in May 2004 and was notified of six potential deficiencies from that inspection, none of which the Company believes to be material.

The results of operations for the quarter ended September 30, 2004 should not be taken as an indication of the results of operations for all or any part of the balance of the year.

The net accounts receivable balance at September 30, 2004 of $1,060,001 included $67,898 (6%) from international customers.

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

Encision’s patented AEM technology provides surgeons with the desired tissue effects, while preventing stray electrosurgical energy that can cause unintended and unseen tissue injury. AEM Laparoscopic Instruments are equivalent to conventional instruments in functionality but they incorporate “active electrode monitoring” technology to dynamically and continuously monitor the flow of electrosurgical current, thereby helping to prevent patient injury. With Encision’s “shielded and monitored” instruments, surgeons are able to perform electrosurgical procedures more safely and effectively than is possible using conventional instruments. In addition, the AEM instruments are cost competitive with conventional “non-shielded, non-monitored” instruments. The result is advanced patient safety at comparable cost and with no change in surgeon technique.

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

The Company has focused its marketing strategies to date on expanding the market awareness of the AEM technology and its broad independent endorsements, and has continued efforts to expand the AEM product line. During the three months ended September 30, 2004, the Company evaluated its ongoing product development efforts and determined that the optimum allocation of development resources would be towards improving existing products to better address market opportunities, rather than expanding the Company’s product line.  Accordingly, the Company is currently focusing on modernizing its accepted AEM instruments to include ergonomics and user functionalities for which surgeons have been expressing a preference. This coincides with the endorsements for AEM technology. Recommendations from the malpractice insurance and medicolegal communities complement the broad clinical endorsements AEM technology has garnered over the past few years.

Adding further credibility to the benefits of Encision’s AEM technology are the Company’s supplier agreements with Novation and Premier, two of the largest Group Purchasing Organizations (GPO) in the United States. Together, Novation and Premier represent over 3,000 hospitals and over 50% of all surgery in the U.S. Management believes that these GPO supplier agreements give further indication that AEM technology is gaining broader acceptance in the market. Management believes that having the nation’s leading medical purchasing groups recognize the value of the Company’s technology reflects the potential impact that AEM instruments products can have in the market and in advancing patient safety in surgery nationwide. These agreements do not involve purchase commitments but the Company expects these relationships to expand the market visibility of AEM technology and smooth the procurement and conversion process for new hospital customers. . The Company is currently in negotiations with an additional GPO that the Company believes could facilitate the Company’s access to a significant number of additional U.S. hospitals, although no definitive agreement with this GPO has been reached.

When a hospital converts to AEM technology it provides recurring revenue to the Company from sales of replacement instruments. Management believes that there is no directly competing technology to supplant AEM products once the hospital has converted. The replacement market of reusable and disposable AEM products in converted hospitals represents over 90% of Encision’s revenue over the past three months and this revenue stream is expected to grow as the base of newly converted hospitals continues to grow. .  In addition, the Company intends to develop disposable versions of more of its AEM products in order to meet market demands and expand the Company’s revenue opportunities.

Until fiscal 2003, the Company incurred annual losses since its inception, and has an accumulated (deficit) of ($15,603,626) at September 30, 2004. Operations have been financed primarily through issuance of equity. The Company’s liquidity has stabilized after a history of operating losses. On July 30, 2003 the Company issued 333,334 shares of its common stock to the Wasatch Micro Cap Fund and the Wasatch Micro Cap Value Fund, for gross proceeds of $1,000,002. Funds managed by Wasatch Advisors, Inc. held shares of the Company’s common stock, constituting less than 5% of the issued and outstanding shares of its common stock, prior to that transaction.

During the six months ended September 30, 2004, the Company used $336,159 of cash in its operations and used $82,441 for investments in equipment (primarily capital equipment owned by the Company at customer locations). As of September 30, 2004, the Company had $1,422,054 in cash and cash equivalents available to fund future operations, an increase of $65,447 from March 31, 2004. The Company’s working capital is $2,713,131 at September 30, 2004.

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

The launch of an expanded line of AEM Laparoscopic Instruments was accomplished over the past two years. Because conversion to AEM technology is transparent to the surgeon, hospitals can now universally convert to AEM technology, thus providing their laparoscopic surgery patients a higher level of safety. The Company is now turning its focus to developing next generation versions of its accepted AEM instruments to better meet market demands, particularly demand for improved ergonomics and simplified user functionalities. This coincides with the independent endorsements for AEM technology. Recommendations from the malpractice insurance and medicolegal communities complement the broad clinical endorsements AEM technology has garnered over the past few years.

Outlook

Installed Base of AEM Monitoring Equipment:  The Company believes that the installed base of AEM monitors has the potential for increasing as the inherent risks associated with monopolar laparoscopic electrosurgery become more widely acknowledged and as the network of independent sales representatives becomes more adept at selling the AEM products to our customers. The Company expects that the replacement sales of electrosurgical instruments and accessories will increase as additional hospitals are converted to AEM technology. During the quarter ended September 30, 2004, the Company hired one direct sales manager. The Company believes that the efforts to improve the quality of sales representatives carrying the AEM product line, along with increased marketing efforts and the introduction of next generation products, may provide the basis for increased revenue and returning to profitable operations. However these measures, or any others that the Company may adopt, may not result in either increased revenue or returning to profitable operations. Furthermore, the Company’s next generation products are in the early stages of development and will not be available for sale until at least fiscal 2006.

Possibility of Continued Operating Losses:  Until fiscal 2003, the Company had incurred losses from operations since inception and has an accumulated (deficit) of ($15,603,626) as of September 30, 2004. The Company has made significant strides toward improving its operating results. Approximately $247,000 of cash was used in the Company’s activities in fiscal 2004. Due to the ongoing need to develop, optimize and train the independent sales rep network and the need to increase sustained revenues to a level adequate to cover fixed and variable operating costs, the Company may operate at a net loss from time to time. On July 30, 2003 the Company issued a total of 333,334 shares of its common stock to the Wasatch Micro Cap Fund and the Wasatch Micro Cap Value Fund, for gross proceeds of $1,000,002. Funds managed by Wasatch Advisors, Inc. held shares of the Company’s common stock, constituting less than 5% of the issued and outstanding shares of its common stock, prior to that transaction.

Revenue Growth:  The Company expects to generate increased revenue in the U.S. from sales to new hospital customers and expanded sales in existing hospitals as the network of direct and independent sales representatives become more proficient. The Company believes that the visibility and credibility of the independent clinical endorsements for AEM technology will contribute to new hospital conversions and increased revenues in fiscal 2005. The Company also expects that supplier agreements with Novation and Premier, which together represent over 3,000 U.S. hospitals, and with a potential additional supplier agreement that the Company is currently pursuing, will expose more hospitals to the benefits of AEM technology and may stimulate new hospital conversions and increased revenues. The Company also expects to increase market share gains through promotional programs of placing Company-owned AEM monitors at no charge into hospitals that commit to standardize on AEM instruments. However all of these efforts to increase market share and grow revenues will depend in part on the Company’s ability to expand the efficiency and effective coverage range of its direct and independent sales representatives. During the quarter ended September 30, 2004, the Company hired one direct sales manager.

The Company also has longer term initiatives in place to improve the Company’s prospects.  The Company expects that development of next generation versions of its AEM products will better position the products in the marketplace and improve the Company’s retention rate at converted hospitals, enabling the Company to grow its revenue. The Company may also explore overseas markets to assess opportunities for revenue growth internationally. Finally, the Company intends to explore opportunities to capitalize on its proven AEM technology via licensing arrangements and strategic alliances. These efforts to generate additional revenue and further the market penetration of the Company’s products are longer term in nature and may not materialize.  Even if the Company is able to successfully develop next generation products or identify potential international markets or strategic partners, the Company may not be able to capitalize on these opportunities.

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

Research and Development Expenses: Research and development expenses are expected to increase modestly to support development of refinements to our AEM product line, further expanding the instrument options for the surgeon. New additions to the AEM product line are planned for introduction in fiscal year 2005.

Results of Operations

For the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

Net revenue.  Revenue for the quarter ended September 30, 2004, was $2,065,949, compared to $1,880,019 for the quarter ended September 30, 2003, an increase of 10%. The increase is attributable to the conversion of new hospitals and favorable trends in the mix of disposable products using our AEM technology, partially offset by business lost from hospitals that previously converted to AEM technology. The Company converted eight new hospitals to AEM technology in the three months ended September 30, 2004 versus fifteen new hospitals that converted to AEM technology in the three months ended September 30, 2003. New hospital prospects remain strong; however, progress has slowed and we have seen a lower rate of new hospital conversions during the past three months. This is due to the Company having encountered a higher turnover in its direct and independent sales representatives and the resulting time needed to train their replacements. While it will take a number of months before new independent sales representatives generate new hospital conversions, the combination of the new representative additions and an expanded sales management team is intended to provide the field focus necessary to achieve market gains.

Gross Profit.  The gross profit for the quarter ended September 30, 2004 of $1,195,402 increased by 8% from the quarter ended September 30, 2003 gross profit of $1,107,308. Gross profit as a percentage of revenue (gross margin) decreased from 59% for the quarter ended September 30, 2003 to 58% in the quarter ended September 30, 2004. The decrease in gross margin was primarily the result of additional inventory costs compared with one year ago. For the three months ended September 30, 2004, the Company provided $20,482 in AEM monitors at no charge to newly converted hospitals as part of a sales incentive program.

Sales and marketing expenses.  Sales and marketing expenses of $718,550 for the quarter ended September 30, 2004 increased by 11% compared to $648,793 for the quarter ended September 30, 2003. The increase was a result of compensation for increased sales employees.

General and administrative expenses.  General and administrative expenses of $337,441 for the quarter ended September 30, 2004 increased by 46% compared to $231,327 for the quarter ended September 30, 2003. The increase is the result of increases in compensation and legal fees compared with one year ago.

Research and development expenses.  Research and development expenses of $196,554 for the quarter ended September 30, 2004 increased by 2% compared to $191,851 for the quarter ended September 30, 2003. The increase is a result of increases in compensation.

For the six months ended September 30, 2004 compared to the six months ended September 30, 2003.

Net revenue.  Revenue for the six months ended September 30, 2004, was $3,829,213, compared to $3,581,959 for the six months ended September 30, 2003, an increase of 7%. The increase is attributable to the conversion of new hospitals and favorable trends in the mix of disposable products using our AEM technology, partially offset by business lost from hospitals that previously converted to AEM technology. The Company converted fifteen new hospitals to AEM technology in the six months ended September 30, 2004 versus twenty-five new hospitals that converted to AEM technology in the six months ended September 30, 2003. New hospital prospects remain strong; however, progress has slowed and we have seen a lower rate of new hospital conversions during the past six months. This is due to the Company having encountered a higher turnover in its direct and independent sales representatives and the resulting time needed to train their replacements. While it will take a number of months before new direct and independent sales representatives generate new hospital conversions, the combination of the new representative additions and an expanded sales management team is intended to provide the field focus necessary to achieve market gains.

Gross Profit.  The gross profit for the six months ended September 30, 2004 of $2,211,366 increased by 6% from the six months ended September 30, 2003 gross profit of $2,077,241. Gross profit as a percentage of revenue (gross margin) remained at 58% for the six months ended September 30, 2004 compared to 58% in the six months ended September 30, 2003. The increase in gross margin was primarily the result of purchasing efficiencies compared with one year ago. For the six months ended September 30, 2004, the Company provided $34,470 in AEM monitors at no charge to newly converted hospitals as part of a sales incentive program.

Sales and marketing expenses.  Sales and marketing expenses of $1,478,932 for the six months ended September 30, 2004 increased by 27% compared to $1,167,197 for the six months ended September 30, 2003. The increase was a result of compensation for increased sales employees and resolution of an arbitration dispute. The Company had notified one of its distributors that it was in breach of its Distributor Agreement with the Company in several respects, and that if the distributor did not cure the breaches the Agreement may be terminated. The distributor had informed the Company that it believed the Company’s interpretations of the Agreement were incorrect. The distributor disputed the Company’s position and asserted that the Company had breached the Agreement. The dispute was proceeding in arbitration pursuant to the terms of the Agreement. On July 23, 2004, the dispute was resolved. During the first quarter ended June 30, 2004, the Company had accrued approximately $201,000.

General and administrative expenses.  General and administrative expenses of $690,286 for the six months ended September 30, 2004 increased by 51% compared to $457,621 for the six months ended September 30, 2003. The increase is the result of increases in compensation, legal fees and use taxes compared with one year ago.

Research and development expenses.  Research and development expenses of $390,411 for the six months ended September 30, 2004 increased by 3% compared to $380,424 for the six months ended September 30, 2003. The increase is a result of increases in compensation.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by sales of common stock and warrants to purchase the Company’s common stock, which totaled $18,770,038 through September 30, 2004, and, to a lesser degree, funds provided by sales of the Company’s products. On July 30, 2003 the Company issued a total of 333,334 shares of its common stock to the Wasatch Micro Cap Fund and the Wasatch Micro Cap Value Fund, for gross proceeds of $1,000,002. Funds managed by Wasatch Advisors, Inc. held shares of the Company’s common stock, constituting less than 5% of the issued and outstanding shares of its common stock, prior to that transaction.

The Company’s operations used $336,159 of cash in the six months ended September 30, 2004 on sales of $3,829,213 and used $3,554 of cash in the six months ended September 30, 2003 on sales of $3,581,959. Prior to fiscal 2003, the use of cash in our operations resulted primarily from the funding of the Company’s annual net losses. These amounts of cash generated from and used in operations are not indicative of the expected cash to be generated from or used in operations in FY 05. As of September 30, 2004, the Company had $1,422,054 in cash and cash equivalents available to fund future operations. Working capital was $2,713,131 at September 30, 2004 compared to $2,592,882 at March 31, 2004. Current liabilities were $972,962 at September 30, 2004, compared to $838,788 at March 31, 2004.

The Company has entered a new lease for its facilities under noncancelable lease agreements through August 14, 2009 at 6797 Winchester Circle, Boulder, Colorado. The minimum future lease payments are as follows:

Year ended March 31,
2005	—
2006	86,826
2007	154,179
2008	166,930
2009	172,685
2010	65,566
$646,186

Capital expenditures in the six months ended September 30, 2004 ($82,441) result primarily from the capitalization of AEM monitors placed in hospitals under various promotional programs. Placing Company-owned AEM monitors into hospitals at no charge to facilitate their use of AEM instruments is an initiative to accelerate new hospital conversions to AEM instruments. Under these promotional programs the Company maintains ownership of the AEM monitor and the cost is capitalized and depreciated as cost of sales over the projected five year life of the asset.

The Company’s fiscal year 2005 (“FY 05”) operating plan is focused on increasing hospital conversions to AEM products, retaining existing hospital customers, growing revenue, increasing gross profits and conserving cash. The Company also is investing in research and development efforts to develop next generation versions of the AEM product line.. The Company can not predict with certainty the expected revenue, gross profit, net income or loss and usage of cash and cash equivalents for FY 05. However, management believes that its cash resources will be sufficient to fund its operations for at least the next twelve months under its current operating plan. If management is unable to manage the Company’s business operations in line with budget expectations, it could have a material adverse effect on the Company’s business viability, financial position, results of operations and cash flows. Further, if the Company is not successful in sustaining profitability and remaining at least cash flow break-even, additional capital may be required to maintain ongoing operations.

The Company believes the unique performance of the AEM technology and its breadth of independent endorsements provides an opportunity for continued market share growth. The Company believes that the market awareness of the AEM technology and its endorsements is continually improving and that this will benefit the sales efforts in FY 05. The Company believes that the Company entered FY 05 having achieved improvements in the clinical credibility of its technology. The Company’s objective in the remainder of FY 05 is to maintain expense controls while optimizing sales execution in the field, expand market awareness of the AEM technology and maximize the number of additional hospital conversions to AEM instruments, while retaining existing hospital customers. In addition, acceptance of AEM products depends on surgeons’ preference for our instruments, which depends on factors such as ergonomics and ease of use in addition to our technological advantage. If surgeons prefer other instruments to ours due to these factors, our business results will suffer.

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

At September 30, 2004, the Company’s commitments under these obligations were as follows:

Operating Leases
Year ended March 31,
2005	9,565
2006	86,826
2007	154,179
2008	166,930
2009	172,685
2010	65,566
$655,751

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, sales returns, warranty, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our financial statements.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which would increase our expenses during the periods in which any such allowances were made. The amount recorded as a provision for bad debt in each period is based upon our assessment of the likelihood that we will be paid on our outstanding receivables, based on customer-specific as well as general considerations. To the extent that our estimates prove to be too high, and we ultimately collect a receivable previously determined to be impaired, we may record a reversal of the provision in the period of such determination.

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

We recognize deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized. Should we achieve sufficient, sustained income in the future, we may conclude that all or some of the valuation allowance should be reversed

We depreciate our property and equipment primarily on a double-declining basis over the estimated useful life of the asset, generally three to five years. Our owned, consignment AEM Monitors are depreciated on a double-declining basis for a period of 5 years. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized.

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

3.                                      We may need additional funding to support our operations. We were formed in 1991 and have incurred losses of over $15 million since that date. We have primarily financed research, development, and operational activities with sales of our common stock. At September 30, 2004, we had $1,422,054 in cash available to fund future operations. During FY 2004, we issued a total of 333,334 shares of our common stock to the Wasatch Micro Cap Fund and the Wasatch Micro Cap Value Fund, for gross proceeds of $1,000,002. Funds managed by Wasatch Advisors, Inc. held shares of our common stock, constituting less than 5% of the issued and outstanding shares of common stock, prior to that transaction. We may have profitable operations in FY 2005 but there is no guarantee we will do so. We may find that investment in sales and marketing initiatives, merited by market opportunity, may result in the Company operating at a net loss from quarter to quarter.  We may also find ourselves at a competitive disadvantage due to our constrained liquidity.

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

7.                                      If we fail to comply with the extensive regulatory requirements governing the manufacturing of our products, we could be subject to fines, suspensions or withdrawals of regulatory approvals, product recalls, suspension of manufacturing, operating restrictions and/or criminal prosecution. The manufacturing of our products is subject to extensive regulatory requirements administered by the Food and Drug Administration and other regulatory bodies. Inspection of our manufacturing facilities and processes can be conducted at any time, without prior notice, by the agencies. . The FDA inspected our facilities in May, 2004 and identified six potential deficiencies, which we are in the process of addressing. In addition, future changes in regulations or interpretations made by the Food and Drug Administration or other regulatory bodies, with possible retroactive effect, could adversely affect us. Changes in existing regulations or adoption of new regulations or policies could prevent us from obtaining, or affect the timing of, future regulatory approvals or clearances. We may not be able to obtain necessary regulatory approvals or clearances on a timely basis in the future, or at all. Delays in receipt of, failure to receive such approvals or clearances and/or failure to comply with existing or future regulatory requirements would have a material adverse effect on our financial position, results of operations and cash flows.

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

11.                               Our common stock is thinly traded, the prices at which it trades are volatile and the buying or selling actions of a few shareholders may adversely affect our stock price.  At September 30, 2004, we had a public float of 3,423,119 shares or 55% of the outstanding common stock. The average number of shares traded in any given day over the past year has been relatively small compared to the public float. Thus, the actions of a few shareholders either buying or selling shares of our common stock may adversely affect the price of the shares. Historically, thinly traded securities such as our common stock have experienced extreme price and volume fluctuations that do not necessarily relate to operating performance.

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

(a) The Company has carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14c of the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded as of September 30, 2004 that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company under the Exchange Act was recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms.

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

Item 4

Investor Services

Computershare Trust Company, Inc
350 Indiana Street Suite 800
Golden Colorado 80401
Telephone 303 262 0600
Facsimile 303 262 0700
www.computershare.com

August 16, 2004	USA
Australia
Canada
Encision Inc	Channel Islands
Attn: Marcia McHaffie	Germany
4828 Sterling Drive	Hong Kong
Boulder CO 80301	Ireland
New Zealand
South Africa
United Kingdom

Sir/Madam:

Computershare Investor Services in connection with your request for a proxy count of all outstanding votable shares, reports the following final totals for all the proposals voted at the Annual Meeting held August 16, 2004.

Proposal #1

ELECTION OF DIRECTORS	For	Withhold
VERN D. KOMELSEN	4,646,000	406,877
ROBERT H. FRIES	4,658,995	393,882
JOHN R. SERINO	4,659,495	393,382
DAVID W. NEWTON	4,659,000	393,877
ROGER C. ODELL	4,654,826	398,051

Proposal #2                                           TO APPROVE THE AMENDMENT OF THE ENCISION INC. 1997 STOCK OPTION PLAN.

For	Against	Abstain	Not Voted
2,851,257	441,341	9,485	1,750,794

Proposal #3                                           TO APPROVE OF THE APPOINTMENT OF GORDON, HUGHES & BANKS, LLP AS THE COMPANY’S INDEPENDENT PUBLIC ACCOUNTANTS.

For	Against	Abstain
5,035,092	17,000	785

Proposal #4                                           TO TRANSACT SUCH OTHER BUSINESS AS MAY PROPERLY COME BEFORE THE MEETING, OR ANY ADJUOURNMENT THEREOF.

For	Against	Abstain
4,627,960	354,978	69,939

Total voted shares represented by proxy and in person: 5,052,877

Percentage of the outstanding votable shares: 86.23%

Outstanding votable shares: 5,859,709

Sincerely,

/s/ Kathy Kinard
Kathy Kinard
Relationship Manager

STATE OF COLORADO	)

COUNTY OF JEFFERSON	)

The foregoing instrument was subscribed to before me this 16th day of August, 2004.

/s/ MONA C. HILLSTEN
Notary Public
My Commission Expires September 29, 2004

PART II.                                                OTHER INFORMATION

ITEM 1                                                        LEGAL PROCEEDINGS

The Company was involved in one legal proceeding (described below). The Company may become involved in litigation in the future in the normal course of business.

The Company had notified one of its distributors that it was in breach of its Distributor Agreement with the Company in several respects, and that if the distributor did not cure the breaches the Agreement may be terminated. The distributor had informed the Company that it believed the Company’s interpretations of the Agreement were incorrect. The distributor disputed the Company’s position and asserted that the Company had breached the Agreement. The dispute was proceeding in arbitration pursuant to the terms of the Agreement. On July 23, 2004, this dispute was resolved for approximately $201,000, including legal and arbitrator fees. The distributor’s purchases represented approximately 6% of the Company’s revenue in FY2004 and 10% of the Company’s revenue in FY2003. During the first quarter ended June 30, 2004, the Company had expensed approximately $201,000, and as of September 30, 2004, there was no balance in other accrued liabilities for this dispute.

ITEM 2                                                        Not Applicable

ITEM 3                                                        Not Applicable

ITEM 4        -                                         Exhibit – Proxy Count

ITEM 5        -                                         Not Applicable

ITEM 6        -                                         EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

31.1        Certification of Chief Executive Officer under Rule 13a-14(a)

31.2        Certification of Principal Financial Officer under Rule 13a-14(a)

32.1        Certification of Periodic Reports pursuant to Sarbanes-Oxley Act of 2002

(b)       Reports on Form 8-K

On July 2, 2004, the Company furnished a press release under Item 5 of Form 8-K.

On July 2, 2004, the Company furnished a press release under Item 5 of Form 8-K.

On August 4, 2004, the Company furnished a press release under Item 12 of Form 8-K.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Encision has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Title	Date

/s/ Marcia McHaffie	Controller	November 5, 2004
Marcia McHaffie	(Principal Accounting Officer)