Form 10QSB
period 2004-12-31
ENCISION INC
filed 2005-02-14
CIK 930775

U. S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Yes        ☒            No       ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, No par value	6,267,474 Shares
Class	(outstanding at January 31, 2005)

Transitional Small Business Disclosure Format

Yes        ☐           No        ☒

ENCISION INC.

FORM 10-QSB

For the Quarter Ended December 31, 2004

INDEX

PART I.	UNAUDITED FINANCIAL INFORMATION

ITEM 1	–	Condensed Interim Financial Statements:
	–	Condensed Balance Sheets as of December 31, 2004 and March 31, 2004
	–	Condensed Statements of Operations for the Three Months Ended December 31, 2004 and 2003
	–	Condensed Statements of Operations for the Nine Months Ended December 31, 2004 and 2003
	–	Condensed Statements of Cash Flows for the Nine Months Ended December 31, 2004 and 2003
	–	Notes to Condensed Interim Financial Statements

ITEM 2	–	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3	–	Controls and Procedures

PART II.	OTHER INFORMATION

ITEM 6	–	Exhibits

SIGNATURE

PART I                FINANCIAL INFORMATION

ITEM 1 – CONDENSED INTERIM FINANCIAL STATEMENTS

ENCISION INC.

CONDENSED BALANCE SHEETS

	December 31, 2004	March 31, 2004
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$1,287,343	$1,356,607
Accounts receivable, net of allowance for doubtful accounts of $41,500 and $62,000, respectively	1,030,822	947,692
Inventory, net of reserve for obsolescence of $75,000 and $90,000, respectively	1,111,860	1,060,251
Prepaid expenses	119,814	67,120
Total current assets	3,549,839	3,431,670

EQUIPMENT, at cost:
Furniture, fixtures and equipment	835,990	771,916
Customer-site equipment	488,883	436,550
Less - accumulated depreciation	(1,018,770)	(886,674)
Equipment, net	306,103	321,792

PATENTS, net of accumulated amortization of $77,144 and $68,027, respectively	108,643	117,760
OTHER ASSETS	20,210	12,972
Total assets	$3,984,795	$3,884,194

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$469,136	$430,600
Accrued compensation	91,500	107,266
Other accrued liabilities	381,452	285,232
Capitalized lease obligation, current portion	15,690	15,690
Total current liabilities	957,778	838,788

LONG-TERM LIABILITIES:
Capitalized lease obligation, less current portion	3,923	15,690

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized, 6,267,474 (Dec. 31, 2004) and 5,845,526 (Mar. 31, 2004) shares outstanding	18,770,038	18,285,991
Accumulated (deficit)	(15,746,944)	(15,256,275)
Total shareholders’ equity	3,023,094	3,029,716
Total liabilities and shareholders’ equity	$3,984,795	$3,884,194

The accompanying notes are an integral part of these condensed financial statements.

ENCISION INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31,
	2004	2003

REVENUE, NET	$2,097,841	$1,790,849

COST OF SALES	913,728	731,853
Gross profit	1,184,113	1,058,996

OPERATING EXPENSES:
Sales and marketing	799,552	639,563
General and administrative	260,367	227,555
Research and development	267,141	190,050
Total operating expenses	1,327,060	1,057,168
INCOME (LOSS) FROM OPERATIONS	(142,947)	1,828

OTHER INCOME (EXPENSE):
Interest income	4,177	2,033
Other (expense), net	(4,548)	(719)
NET INCOME (LOSS)	$(143,318)	$3,142

NET INCOME (LOSS) PER SHARE:
Basic and diluted net income (loss) per common share	$(0.02)	$0.00

Weighted average shares used in computing basic net income (loss) per common share	6,267,474	5,785,121

Weighted average shares used in computing diluted net income (loss) per common share	6,267,474	6,254,499

The accompanying notes are an integral part of these condensed financial statements.

	For the Nine Months Ended December 31,
	2004	2003

REVENUE, NET	$5,927,055	$5,372,808

COST OF SALES	2,531,576	2,236,571
Gross profit	3,395,479	3,136,237

OPERATING EXPENSES:
Sales and marketing	2,278,484	1,806,759
General and administrative	950,653	685,177
Research and development	657,552	570,474
Total operating expenses	3,886,689	3,062,410
INCOME (LOSS) FROM OPERATIONS	(491,210)	73,827

OTHER INCOME (EXPENSE):
Interest income	8,572	3,334
Other (expense), net	(8,031)	(7,279)
NET INCOME (LOSS)	$(490,669)	$69,882

NET INCOME (LOSS) PER SHARE:
Basic and diluted net income (loss) per common share	$(0.08)	$0.01

Weighted average shares used in computing basic net income (loss) per common share	6,082,323	5,626,602

Weighted average shares used in computing diluted net income (loss) per common share	6,082,323	6,081,853

The accompanying notes are an integral part of these condensed financial statements.

ENCISION INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended December 31,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(490,669)	$69,882
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
Depreciation and amortization	141,213	137,703
Provision for bad debts	(20,500)	(6,000)
Inventory reserves	(15,000)	22,000
Changes in operating assets and liabilities-
Accounts receivable	(62,630)	12,348
Inventory	(36,609)	(234,787)
Other assets	(59,932)	(138,962)
Accounts payable	38,536	(27,886)
Accrued compensation and other accrued liabilities	68,687	(5,762)
Net cash (used in) operating activities	(436,904)	(159,940)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment	(116,407)	(218,695)
Net cash (used in) investing activities	(116,407)	(218,695)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	484,047	49,513
Proceeds from the issuance of common stock	—	1,000,002
Cost of the issuance of common stock	—	(44,099)
Net cash provided by financing activities	484,047	1,005,416

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(69,264)	626,781

CASH AND CASH EQUIVALENTS, beginning of period	1,356,607	585,552
CASH AND CASH EQUIVALENTS, end of period	$1,287,343	$1,212,333

The accompanying notes are an integral part of these financial statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2004

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

The Company achieved profitable operations in fiscal 2004 and 2003, but in each fiscal year prior and in the nine months ended December 31, 2004, incurred losses and had an accumulated (deficit) of ($15,746,944) at December 31, 2004. Operations have been financed primarily through issuance of common stock.

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

The net accounts receivable balance at December 31, 2004 of $1,030,822 included $82,039, or approximately 8%, from one distributor. The net accounts receivable balance at March 31, 2004 of $947,692 included $48,212, or approximately 5%, from one distributor.

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

	December 31, 2004	March 31, 2004

Raw materials	$842,195	$724,553
Finished goods	344,665	425,698
	1,186,860	1,150,251
Less - Reserve for obsolescence	(75,000)	(90,000)
	$1,111,860	$1,060,251

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

Accrued Liabilities

The Company has accrued $135,000 related to warranty claims and $92,954 related to sales commissions and has included these amounts in accrued liabilities in the accompanying balance sheets as of December 31, 2004.

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

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations in accounting for stock options granted to employees.  If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company’s net income or loss and pro forma net income or loss per basic and diluted common share for the three months ended December 31, 2004 would have been reported as follows:

Three months ended December 31, 2004
Net (Loss)
As Reported	$(143,318)
Stock-based compensation based upon estimated fair values	(44,543)
Pro forma	$(187,861)
Pro Forma Net Income (Loss) Per Basic and Diluted Common Share
As Reported	$(0.02)
Pro Forma	$(0.03)
Nine months ended December 31, 2004
Net (Loss)
As Reported	$(490,669)
Stock-based compensation based upon estimated fair values	(122,736)
Pro forma	$(613,405)
Pro Forma Net Income (Loss) Per Basic and Diluted Common Share
As Reported	$(0.08)
Pro Forma	$(0.10)

Segment Reporting

The Company has concluded that it has one operating segment.

Basic and Diluted Income and Loss per Common Share

Net income or loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net income or loss per common share is computed by dividing net income or loss for the period by the weighted average number of common shares outstanding for the period. Diluted net income or loss per common share is computed by dividing the net income or loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. As a result of the Company’s net loss for the three month and nine month periods ended December 31, 2004, all potentially dilutive securities would be anti-dilutive and thus, are excluded from diluted earnings per share.

For the three month period ended December 31, 2004, the Company had financial instruments that could create future dilution to the Company’s common shareholders and are not currently classified as outstanding common shares of the Company. The common stock number is based on specific conversion or issuance assumptions pursuant to the corresponding terms of each instrument. Potential stock issuance excluded from earnings per share because their effect was anti-dilutive are 260,223 for the three and nine months ended December 31, 2004.

Inventory Costs

In November 2004, the FASB issued FASB Statement No. 151, which revised ARB No.43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date of this Statement is issued. The Company believes this Statement will have no impact on the financial statements of the Company once adopted.

Exchanges of Nonmonetary Assets

In December 2004, the FASB issued FASB Statement No. 153. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued. The Company believes this Statement will have no impact on the financial statements of the Company once adopted.

Share-Based Payments

In December 2004, the FASB issued a revision to FASB Statement No. 123, Accounting for Stock Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans.

A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date.  Changes in fair value during the requisite service period will be recognized as compensation cost over that period. A nonpublic entity may elect to measure its liability awards at their intrinsic value through the date of settlement.

The grant-date fair value of employee share options and similar instruments will be estimated using the option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).

Excess tax benefits, as defined by this Statement, will be recognized as an addition to paid-in-capital. Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in paid-in capital to which it can be offset.

The notes to the financial statements of both public and nonpublic entities will disclose information to assist users of financial information to understand the nature of share-based payment transactions and the effects of those transactions on the financial statements.

The effective date for public entities that file as small business issuers will be as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company intends to comply with this Statement at the scheduled effective date for the relevant financial statements of the Company.

(3)           COMMITMENTS AND CONTINGENCIES

The Company currently leases its facilities under noncancelable lease agreements through August 14, 2009 at 6797 Winchester Circle, Boulder, Colorado. The minimum future lease payments are as follows:

Year ended March 31,
2005	—
2006	86,826
2007	154,179
2008	166,930
2009	172,685
2010	65,566
$646,186

The Company had notified one of its distributors that it was in breach of its Distributor Agreement with the Company in several respects, and that if the distributor did not cure the breaches the Agreement may be terminated. The distributor had informed the Company that it believed the Company’s interpretations of the Agreement were incorrect. The distributor disputed the Company’s position and asserted that the Company had breached the Agreement. The dispute was proceeding in arbitration pursuant to the terms of the Agreement. On July 23, 2004, the dispute was resolved. During the first quarter ended June 30, 2004, the Company had expensed approximately $201,000, and as of December 31, 2004, there was no balance in other accrued liabilities for this dispute.

The Company is subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of the Company’s products and regularly inspects the Company and other manufacturers to determine their compliance with these regulations. As of December 31, 2004 the Company believes it was in substantial compliance with all known regulations. FDA inspections are conducted periodically at the discretion of the FDA. The Company was last inspected in May 2004 and was notified of six potential deficiencies from that inspection, none of which the Company believes to be material.

The results of operations for the quarter ended December 31, 2004 should not be taken as an indication of the results of operations for all or any part of the balance of the year.

The net accounts receivable balance at December 31, 2004 of $1,030,822 included $35,865 (3%) from international customers.

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

The Company has focused its marketing strategies to date on expanding the market awareness of the AEM technology and its broad independent endorsements, and has continued efforts to expand the AEM product line. During the three months ended December 31, 2004, the Company evaluated its ongoing product development efforts and determined that the optimum allocation of development resources would be towards improving existing products to better address market opportunities, rather than expanding the Company’s product line.  Accordingly, the Company is currently focusing on modernizing its accepted AEM instruments to include ergonomics and user functionalities for which surgeons have been expressing a preference. This coincides with the endorsements for AEM technology. Recommendations from the malpractice insurance and medicolegal communities complement the broad clinical endorsements AEM technology has garnered over the past few years.

Adding further credibility to the benefits of Encision’s AEM technology are the Company’s supplier agreements with Novation and Premier, two of the largest Group Purchasing Organizations (GPO) in the United States. Together, Novation and Premier represent over 3,000 hospitals and over 50% of all surgery in the U.S. Management believes that these GPO supplier agreements give further indication that AEM technology is gaining broader acceptance in the market. Management believes that having the nation’s leading medical purchasing groups recognize the value of the Company’s technology reflects the potential impact that AEM instruments products can have in the market and in advancing patient safety in surgery nationwide. These agreements do not involve purchase commitments but the Company expects these relationships to expand the market visibility of AEM technology and smooth the procurement process for new hospital customers. The Company is currently in negotiations with an additional GPO that the Company believes could facilitate the Company’s access to a significant number of additional U.S. hospitals, although no definitive agreement with this GPO has been reached.

When a hospital changes to AEM technology it provides recurring revenue to the Company from sales of replacement instruments. Management believes that there is no directly competing technology to supplant AEM products once the hospital has changed. The replacement market of reusable and disposable AEM products in changed hospitals represents over 90% of Encision’s revenue over the past three months and this revenue stream is expected to grow as the base of newly changed hospitals continues to grow. In addition, the Company intends to develop disposable versions of more of its AEM products in order to meet market demands and expand the Company’s revenue opportunities.

Prior to fiscal 2003 and in the nine months ended December 31, 2004, the Company incurred annual losses for most years since its inception, and has an accumulated (deficit) of ($15,746,944) at December 31, 2004. Operations have been financed primarily through issuance of equity. The Company’s liquidity has stabilized after a history of operating losses. On July 30, 2003 the Company issued 333,334 shares of its common stock to the Wasatch Micro Cap Fund and the Wasatch Micro Cap Value Fund, for gross proceeds of $1,000,002. Funds managed by Wasatch Advisors, Inc. held shares of the Company’s common stock, constituting less than 5% of the issued and outstanding shares of its common stock, prior to that transaction.

During the nine months ended December 31, 2004, the Company used $436,904 of cash in its operations and used $116,407 for investments in equipment (primarily capital equipment owned by the Company at customer locations). As of December 31, 2004, the Company had $1,287,343 in cash and cash equivalents available to fund future operations, a decrease of $69,264 from March 31, 2004. The Company’s working capital was $2,592,061 at December 31, 2004.

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

The launch of an expanded line of AEM Laparoscopic Instruments was accomplished over the past two years. The Company is now turning its focus to developing next generation versions of its AEM instruments to better meet market demands, particularly demand for improved ergonomics and simplified user functionalities. This coincides with the independent endorsements for AEM technology. Recommendations from the malpractice insurance and medicolegal communities complement the broad clinical endorsements AEM technology has garnered over the past few years.

Outlook

Installed Base of AEM Monitoring Equipment:  The Company believes that the installed base of AEM monitors has the potential for increasing as the inherent risks associated with monopolar laparoscopic electrosurgery become more widely acknowledged and as the Company focuses on increasing its sales efficiency. The Company expects that the replacement sales of electrosurgical instruments and accessories will increase as additional hospitals adopt AEM technology. The Company believes that the efforts to improve the quality of sales representatives carrying the AEM product line, along with increased marketing efforts and the introduction of next generation products, may provide the basis for increased revenue and returning to profitable operations. However these measures, or any others that the Company may adopt, may not result in either increased revenue or returning to profitable operations. Furthermore, the Company’s next generation products are in the early stages of development and will not be available for sale until at least fiscal 2006.

Possibility of Continued Operating Losses:  Prior to fiscal 2003 and in the nine months ended December 31, 2004, the Company incurred annual losses for most years since its inception and had an accumulated (deficit) of ($15,746,944) as of December 31, 2004. The Company has made significant strides toward improving its operating results. Approximately $247,000 of cash was used in the Company’s activities in fiscal 2004. Due to the ongoing need to develop, optimize and train the direct sales managers and the independent sales representative network, the need to support development of refinements to our product line and the need to increase sustained revenues to a level adequate to cover fixed and variable operating costs, the Company may operate at a net loss from time to time. On July 30, 2003 the Company issued a total of 333,334 shares of its common stock to the Wasatch Micro Cap Fund and the Wasatch Micro Cap Value Fund, for gross proceeds of $1,000,002. Funds managed by Wasatch Advisors, Inc. held shares of the Company’s common stock, constituting less than 5% of the issued and outstanding shares of its common stock, prior to that transaction.

Revenue Growth:  The Company expects to generate increased revenue in the U.S. from sales to new hospital customers and expanded sales in existing hospitals as the network of direct and independent sales representatives become more efficient. The Company believes that the visibility and credibility of the independent clinical endorsements for AEM technology will contribute to new hospital accounts and increased revenues in fiscal 2005. The Company also expects that supplier agreements with Novation and Premier, which together represent over 3,000 U.S. hospitals, and with a potential additional supplier agreement that the Company is currently pursuing, will expose more hospitals to the benefits of AEM technology and may stimulate new hospital accounts and increased revenues. The Company also expects to increase market share gains through promotional programs of placing Company-owned AEM monitors at no charge into hospitals that commit to standardize on AEM instruments. However all of these efforts to increase market share and grow revenues will depend in part on the Company’s ability to expand the efficiency and effective coverage range of its direct and independent sales representatives.

The Company also has longer term initiatives in place to improve the Company’s prospects.  The Company expects that development of next generation versions of its AEM products will better position the products in the marketplace and improve the Company’s retention rate at hospitals that have changed to AEM technology, enabling the Company to grow its revenue. The Company may also explore overseas markets to assess opportunities for revenue growth internationally. Finally, the Company intends to explore opportunities to capitalize on its proven AEM technology via licensing arrangements and strategic alliances. These efforts to generate additional revenue and further the market penetration of the Company’s products are longer term in nature and may not materialize.  Even if the Company is able to successfully develop next generation products or identify potential international markets or strategic partners, the Company may not be able to capitalize on these opportunities.

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

Research and Development Expenses: Research and development expenses are expected to increase modestly to support development of refinements to our AEM product line, further expanding the instrument options for the surgeon. New additions to the AEM product line are planned for introduction in fiscal year 2006.

Results of Operations

For the three months ended December 31, 2004 compared to the three months ended December 31, 2003.

Net revenue.  Revenue for the quarter ended December 31, 2004, was $2,097,841, compared to $1,790,849 for the quarter ended December 31, 2003, an increase of 17%. The increase is attributable to new hospital accounts and favorable trends in the mix of disposable products using our AEM technology, partially offset by business lost from hospitals that previously changed to AEM technology. The Company opened twelve new hospital accounts to AEM technology in the three months ended December 31, 2004 versus five new hospital accounts for AEM technology in the three months ended December 31, 2003. New hospital prospects remain strong and we have seen an increased rate of new hospital accounts during the past three months. While it will take a number of months before new sales managers and independent sales representatives generate new hospital accounts, the combination of the new additions is intended to provide the field focus necessary to achieve market gains.

Gross profit.  The gross profit for the quarter ended December 31, 2004 of $1,184,113 increased by 12% from the quarter ended December 31, 2003 gross profit of $1,058,996. Gross profit as a percentage of revenue (gross margin) decreased from 59% for the quarter ended December 31, 2003 to 56% in the quarter ended December 31, 2004. The decrease in gross margin was primarily the result of additional inventory costs compared with one year ago. For the three months ended December 31, 2004, the Company provided $17,863 in AEM monitors at no charge to newly changed hospitals as part of a sales incentive program.

Sales and marketing expenses.  Sales and marketing expenses of $799,552 for the quarter ended December 31, 2004 increased by 25% compared to $639,563 for the quarter ended December 31, 2003. The increase was a result of compensation for increased sales employees and increased commissions as a result of higher revenue.

General and administrative expenses.  General and administrative expenses of $260,367 for the quarter ended December 31, 2004 increased by 14% compared to $227,555 for the quarter ended December 31, 2003. The increase is the result of increases in compensation, legal fees, professional services and stock registration fees compared with one year ago.

Research and development expenses.  Research and development expenses of $267,141 for the quarter ended December 31, 2004 increased by 41% compared to $190,050 for the quarter ended December 31, 2003. The increase is a result of increases in compensation and relocation costs for additional employees and professional services to support development of refinements to our product line.

Net income (loss).  Net loss of $(143,318) for the quarter ended December 31, 2004 compared to net income of $3,142 for the quarter ended December 31, 2003. The net loss was a result of total operating expenses, as explained above, that increased at a higher percentage than the percentage increase of revenue.

For the nine months ended December 31, 2004 compared to the nine months ended December 31, 2003.

Net revenue.  Revenue for the nine months ended December 31, 2004, was $5,927,055, compared to $5,372,808 for the nine months ended December 31, 2003, an increase of 10%. The increase is attributable to new hospital accounts and favorable trends in the mix of disposable products using our AEM technology, partially offset by business lost from hospitals that previously changed to AEM technology. The Company opened twenty seven new hospital accounts to AEM technology in the nine months ended December 31, 2004 versus twenty new hospitals that changed to AEM technology in the nine months ended December 31, 2003. New hospital prospects remain strong and we have seen an increased rate of new hospital accounts during the past nine months. While it will take a number of months before new sales managers and independent sales representatives generate new hospital accounts, the combination of the new additions is intended to provide the field focus necessary to achieve market gains.

Gross profit.  The gross profit for the nine months ended December 31, 2004 of $3,395,479 increased by 8% from the nine months ended December 31, 2003 gross profit of $3,136,237. Gross profit as a percentage of revenue (gross margin) decreased to 57% for the nine months ended December 31, 2004 compared to 58% in the nine months ended December 31, 2003. The decrease in gross margin was primarily the result of additional inventory costs compared with one year ago. For the nine months ended December 31, 2004, the Company provided $52,333 in AEM monitors at no charge to newly opened hospital accounts as part of a sales incentive program.

Sales and marketing expenses.  Sales and marketing expenses of $2,278,484 for the nine months ended December 31, 2004 increased by 26% compared to $1,806,759 for the nine months ended December 31, 2003. The increase was a result of compensation for increased sales employees, increased commissions as a result of higher revenue and resolution of an arbitration dispute. The Company had notified one of its distributors that it was in breach of its Distributor Agreement with the Company in several respects, and that if the distributor did not cure the breaches the Agreement may be terminated. The distributor had informed the Company that it believed the Company’s interpretations of the Agreement were incorrect. The distributor disputed the Company’s position and asserted that the Company had breached the Agreement. The dispute was proceeding in arbitration pursuant to the terms of the Agreement. On July 23, 2004, the dispute was resolved. During the first quarter ended June 30, 2004, the Company had accrued approximately $201,000.

General and administrative expenses.  General and administrative expenses of $950,653 for the nine months ended December 31, 2004 increased by 39% compared to $685,177 for the nine months ended December 31, 2003. The increase is the result of increases in compensation, legal fees and professional services compared with one year ago.

Research and development expenses.  Research and development expenses of $657,552 for the nine months ended December 31, 2004 increased by 15% compared to $570,474 for the nine months ended December 31, 2003. The increase is a result of increases in compensation and relocation costs for additional employees and professional services to support development of refinements to our product line.

Net income (loss).  Net loss of $(490,669) for the nine months ended December 31, 2004 compared to net income of $69,882 for the nine months ended December 31, 2003. The net loss was a result of total operating expenses, as explained above, that increased at a higher percentage than the percentage increase of revenue.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by sales of common stock and warrants to purchase the Company’s common stock, which totaled $18,770,038 through December 31, 2004, and, to a lesser degree, funds provided by sales of the Company’s products. On July 30, 2003 the Company issued a total of 333,334 shares of its common stock to the Wasatch Micro Cap Fund and the Wasatch Micro Cap Value Fund, for gross proceeds of $1,000,002. Funds managed by Wasatch Advisors, Inc. held shares of the Company’s common stock, constituting less than 5% of the issued and outstanding shares of its common stock, prior to that transaction.

The Company’s operations used $436,904 of cash in the nine months ended December 31, 2004 on sales of $5,927,055 and used $159,940 of cash in the nine months ended December 31, 2003 on sales of $5,372,808. Prior to fiscal 2003, the use of cash in our operations resulted primarily from the funding of the Company’s annual net losses. These amounts of cash generated from and used in operations are not indicative of the expected cash to be generated from or used in operations in FY 05. As of December 31, 2004, the Company had $1,287,343 in cash and cash equivalents available to fund future operations. Working capital was $2,592,061 at December 31, 2004 compared to $2,592,882 at March 31, 2004. Current liabilities were $957,778 at December 31, 2004, compared to $838,788 at March 31, 2004.

The Company has a lease for its facilities under noncancelable lease agreements through August 14, 2009. The minimum future lease payments are as follows:

Year ended March 31,
2005	—
2006	86,826
2007	154,179
2008	166,930
2009	172,685
2010	65,566
$646,186

Capital expenditures in the nine months ended December 31, 2004 ($116,407) result primarily from the capitalization of AEM monitors placed in hospitals under various promotional programs. Placing Company-owned AEM monitors into hospitals at no charge to facilitate their use of AEM instruments is an initiative to accelerate new hospital accounts to AEM instruments. Under these promotional programs the Company maintains ownership of the AEM monitor and the cost is capitalized and depreciated as cost of sales over the projected five year life of the asset.

The Company’s fiscal year 2005 (“FY 05”) operating plan is focused on increasing new hospital accounts to AEM products, retaining existing hospital customers, growing revenue, increasing gross profits and conserving cash. The Company also is investing in research and development efforts to develop next generation versions of the AEM product line. The Company can not predict with certainty the expected revenue, gross profit, net income or loss and usage of cash and cash equivalents for FY 05. However, management believes that its cash resources will be sufficient to fund its operations for at least the next twelve months under its current operating plan. If management is unable to manage the Company’s business operations in line with budget expectations, it could have a material adverse effect on the Company’s business viability, financial position, results of operations and cash flows. Further, if the Company is not successful in sustaining profitability and remaining at least cash flow break-even, additional capital may be required to maintain ongoing operations.

The Company believes the unique performance of the AEM technology and its breadth of independent endorsements provides an opportunity for continued market share growth. The Company believes that the market awareness of the AEM technology and its endorsements is continually improving and that this will benefit the sales efforts in FY 05. The Company believes that the Company entered FY 05 having achieved improvements in the clinical credibility of its technology. The Company’s objective in the remainder of FY 05 is to maintain expense controls while optimizing sales execution in the field, expand market awareness of the AEM technology and maximize the number of additional hospital accounts to AEM instruments, while retaining existing hospital customers. In addition, acceptance of AEM products depends on surgeons’ preference for our instruments, which depends on factors such as ergonomics and ease of use in addition to our technological advantage. If surgeons prefer other instruments to ours due to these factors, our business results will suffer.

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

Contractual Obligations

Aside from its operating lease commitments, the Company does not have any material contractual commitments requiring settlement in the future.

At December 31, 2004, the Company’s commitments under these obligations were as follows:

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

2.             We need to continually develop and train our network of independent sales representatives and expand our distribution efforts in order to be successful. Our attempts to develop and train additional direct sales representatives and a network of independent sales representatives in the U.S. and to expand our international distribution efforts may take longer than expected and may result in considerable amounts of retraining effort as the additional direct sales representatives and independent sales representatives change their product lines, product focus and personnel. We may not be able to obtain full coverage of the U.S. by direct and independent sales representatives as quickly as anticipated. The independent sales representative network has inherent flaws and inefficiencies, which can include conflicts of interest and competing products. Optimizing the quality of the network and the performance of independent sales representatives in the U.S. is an ongoing challenge. We may also encounter difficulties in developing our international presence due to regulatory issues and our ability to successfully develop international distribution options. Our inability to expand direct sales representatives and our network of independent sales representatives and optimize their performance could adversely affect our financial results.

3.             We may need additional funding to support our operations. We were formed in 1991 and have incurred losses of over $15 million since that date. We have primarily financed research, development, and operational activities with sales of our common stock. At December 31, 2004, we had $1,287,343 in cash available to fund future operations. During FY 2004, we issued a total of 333,334 shares of our common stock to the Wasatch Micro Cap Fund and the Wasatch Micro Cap Value Fund, for gross proceeds of $1,000,002. Funds managed by Wasatch Advisors, Inc. held shares of our common stock, constituting less than 5% of the issued and outstanding shares of common stock, prior to that transaction. We may have profitable operations in FY 2005 but there is no guarantee we will do so. We may find that investment in sales and marketing initiatives, merited by market opportunity, may result in the Company operating at a net loss from quarter to quarter.  We may also find ourselves at a competitive disadvantage due to our constrained liquidity.

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

11.          Our common stock is thinly traded, the prices at which it trades are volatile and the buying or selling actions of a few shareholders may adversely affect our stock price.  At December 31, 2004, we had a public float of 3,416,996 shares, or 55% of our outstanding common stock. The average number of shares traded in any given day over the past year has been relatively small compared to the public float. Thus, the actions of a few shareholders either buying or selling shares of our common stock may adversely affect the price of the shares. Historically, thinly traded securities such as our common stock have experienced extreme price and volume fluctuations that do not necessarily relate to operating performance.

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

13.          We depend on revenue from some major customers.  We depend on revenue that is generated from hospitals’ ongoing usage of the AEM surgical instruments. In FY 2004, we generated revenue from over 350 hospitals that have changed to AEM products, but no hospital customer contributed more than 2% to the total revenues. We utilize a small number of stocking distributors, which sell AEM products to multiple hospital customers. In FY 2004, we generated revenue of $437,307 (6%) from one of these distributors.  While it is infrequent that a hospital customer stops using AEM instruments after they change, a loss of ongoing revenue from a hospital customer could have a material adverse effect on our revenues and cash flows.

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

ITEM 3 – CONTROLS AND PROCEDURES

(a) The Company has carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14c of the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded as of December 31, 2004 that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company under the Exchange Act was recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms.

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

PART II.                                         OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS – Not applicable

ITEM 2	Not Applicable

ITEM 3	Not Applicable

ITEM 4 –	Exhibit – Proxy Count

ITEM 5 –	Not Applicable

ITEM 6 –	EXHIBITS

	31.1	Certification of Chief Executive Officer under Rule 13a-14(a)
	31.2	Certification of Principal Financial Officer under Rule 13a-14(a)
	32.1	Certification of Periodic Reports pursuant to Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Encision has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Title	Date

/s/ Marcia McHaffie	Controller	February 11, 2005
Marcia McHaffie	(Principal Accounting Officer)