Form 10KSB
period 2005-03-31
ENCISION INC
filed 2005-06-29
CIK 930775

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

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

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

The Registrant’s revenue for fiscal year ended March 31, 2005  was $8,053,758

As of May 31, 2005, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant issued and outstanding on such date was $7,148,513.  This figure is based on the closing sales price of $2.50 a share of the Registrants common stock on May 31, 2005.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the last practicable date.

Common Stock, no par value	6,318,146
(Class)	(Outstanding at May 31, 2005)

Transitional Small Business Disclosure Format    No  ☒

Documents Incorporated by Reference: Definitive Proxy Statement for the 2005 Annual Shareholders’ meeting to be filed with the Commission and incorporated by reference as described in Part III. The 2005 Proxy Statement will be filed within 120 days after the end of the fiscal year ended March 31, 2005.

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

Encision was founded to address market opportunities created by the increase in minimally-invasive surgery (“MIS”) and the surgeons’ use of electrosurgery devices in these procedures.  The product opportunity was created by surgeons’ widespread demand for using monopolar electrosurgery instruments which, when used in laparoscopic surgery, are susceptible to causing inadvertent collateral tissue damage outside the surgeon’s field of view. The risk of unintended electrosurgical burn injury to the patient in laparoscopic surgery has been well documented. This risk poses a threat to patient safety and creates liability exposure for surgeons and hospitals that do not adequately address the issue.

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

AEM technology has been recommended and endorsed by sources from all groups involved in minimally-invasive surgery.  Surgeons, nurses, biomedical engineers, the medicolegal community, malpractice insurance carriers and electrosurgical device manufacturers advocate the use of AEM technology. The breadth of endorsements continues to expand with the recognition of active electrode monitoring technology as an AORN Recommended Practice for Electrosurgery by the Association of periOperative Registered Nurses (AORN). And, a recommendation was made by a hospital malpractice insurance carrier that hospitals use surgical instruments which incorporate shielding and monitoring technology.

Business Highlights

Proprietary, Patented Technology

Encision has developed and launched patented AEM Surgical Instruments that enhance patient safety and patient outcome in laparoscopic surgical procedures. The Company has been issued four patents relating to AEM technology from the United States Patent Office, each encompassing multiple claims, and which have between six and ten years remaining. The Company also has patents relating to AEM technology issued in Europe, Japan, Canada and Australia.

Technology Solves a Well-Documented Risk in Minimally Invasive Surgery

MIS offers significant benefits for patients by reducing trauma, hospital stays, recovery times and medical costs.  However, these benefits have not been achieved without the emergence of new risks. The risk of unintended tissue damage from stray electrosurgical energy has been well documented. Such injuries can be especially troubling given the fact that they can go unrecognized and can lead to a cascade of adverse events, including death. Encision’s patented AEM technology helps to eliminate the risk of stray electrosurgical burns in MIS while providing surgeons with the tissue effects they desire.

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

Technology has Received Broad Endorsements

The Company’s AEM technology has received independent endorsements from sources in all groups involved in minimally invasive surgery, including surgeons, nurses, biomedical engineers, medicolegal professionals, insurance companies and electrosurgery device manufacturers. The Association of periOperative Registered Nurses has recognized active electrode monitoring technology as an AORN Recommended Practice for Electrosurgery and an AORN Recommended Practice for Minimally-Invasive Surgery.

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

Developing Distribution Network is Advancing Utilization of AEM Technology

The Company’s AEM technology, in the hands of a sales network with broad access to the surgery marketplace, will help to increase utilization and market share. Historically, the Company’s sales and marketing efforts have been hindered by its small size and limited distribution channels.  While these limitations continue, an improving sales network has provided new hospital accounts with AEM technology in the past year. Supplier agreements with Novation and Premier, the two largest Group Purchasing Organizations (GPOs) for hospitals in the U.S., are beginning to expose more hospitals to the benefits of AEM technology.

Sole Possession of Key Technology Provides Marketing Leverage

Management believes that sole possession of patented AEM technology provides the Company with marketing leverage toward gaining an increased share of the large market for surgical instruments in minimally-invasive surgery.

Market Overview

In the 1990s, surgeons began widespread use of minimally-invasive surgical techniques. The benefits of MIS are substantial and include reduced trauma for the patient, reduced hospital stay, shorter recovery time and lower medical costs. With improvements in the micro-camera and in the variety of available instruments, laparoscopic surgery became popular among general and gynecologic surgeons. Laparoscopy now accounts for a large percentage of all surgical procedures performed in the United States. Approximately 85% of surgeons employ monopolar electrosurgery for laparoscopy (INTERactive SURVeys). There are over 4.4 million laparoscopic procedures performed annually in the U.S., and this number is increasing annually (Note: except as otherwise stated, market estimates in this section are as reported by Patient Safety & Quality Healthcare).

A component of the endoscopic surgery products market includes laparoscopic hand instruments: scissors, graspers, dissectors, forceps, suction/irrigation devices, clip appliers and other surgical instruments of various designs that provide a variety of tissue effects. Among the laparoscopic hand instruments, approximately $400 million annually are instruments designed for “monopolar” electrosurgical utility. This market – for laparoscopic monopolar electrosurgical instruments – is the market the Company is targeting with its innovative AEM Laparoscopic Instruments. The Company’s proprietary AEM product line supplants the conventional “non-shielded, non-monitored” electrosurgical instruments commonly used in laparoscopic surgery.

When a hospital changes to AEM technology it provides recurring revenue from ongoing sales of replacement instruments. Revenue from replacement reusable and disposable AEM products in new account hospitals represents over 80% of the Company’s revenue in FY 2005 and this revenue stream can grow as the number of newly changed hospitals increases. AEM Instruments are competitively priced to conventional laparoscopic instruments.

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

Stray electrosurgical burn injury can result from two causes — insulation failure and capacitive coupling.  Instrument insulation failure can be a common occurrence with laparoscopic instruments. Conventional active electrodes for laparoscopic surgery are designed with the same basic construction — a single conductive element and an outer insulation coating. Unfortunately, this insulation can fail during the natural course of normal use during surgery. It is also possible for instrument insulation to become flawed during the cleaning and sterilization process. This common insulation failure can allow electrical currents to “leak” from the instrument to unintended and unseen tissue with potentially serious ramifications for the patient. Capacitive coupling is another way stray electrosurgical energy can cause unintended burns during laparoscopy. Capacitive coupling is an electrical phenomenon that occurs when current is induced from the instrument to nearby tissue despite intact insulation. This potential for capacitive coupling is present in all laparoscopic surgeries that utilize monopolar electrosurgery devices and can likely occur outside the surgeon’s field-of-view.

Conventional, “non-shielded, non-monitored” laparoscopic instruments are susceptible to causing unintended, unseen burn injury to the patient in MIS.  Insulation failure and capacitive coupling are the primary causes of stray electrosurgical burns in laparoscopy and are the two events over which the surgical team has traditionally had little, if any, control.

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

Whereas conventional instruments are simply a conductive element with a layer of insulation coating, AEM Laparoscopic Instruments have a patented, multi-layered design with a built-in “shield”, a concept much like the third-wire ground in standard electrical cords. The shield in these instruments is referenced back to a monitor at the electrosurgical generator. In the event of a harmful level of stray electrical energy, the monitor shuts down the power at the source, advancing patient safety. For instance, if instrument insulation failure should occur, the AEM system, while continually monitoring the instrument, immediately shuts down the electrosurgical generator, turning off the electrical current and alerting the surgical staff.  The AEM system protects against capacitive coupling by providing a neutral return path for “capacitively coupled” electrical current. Capacitively coupled energy is continually drained away from the instrument and away from the patient through the protective shield built into all AEM instruments.

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

Technology Precedents

The Company believes that gaining broad independent endorsements in the surgical community is a demonstrated and successful process for new surgical technology to advance in the marketplace. From a concern or problem in surgery, the medical device industry develops a technological solution, and this solution evolves to garner credibility and endorsements. Once this occurs, the technology is then widely employed by hospitals to benefit patients, surgeons and the operating room staff. Management believes that AEM technology is following the same path as previous revolutions in electrosurgery. As with other safety advances (“Isolated” electrosurgical generators in the 1970s and “REM” technology in the 1980s), AEM technology has received the breadth of independent endorsements that drove previous new technology to broad market acceptance. (“REM” is a registered trademark of TYCO Healthcare. “AEM” is a registered trademark of Encision Inc.)

Time Period	Problem	Solution	Results

1970s	All electrosurgical units had a “grounded” design

	Alternate paths for the current were possible, causing patient burns	“Isolated” Electrosurgery	Patient safety is improved New standard of care

1980s	All electrosurgical patient return electrodes were “not monitored”

	Patient burns at return electrode site were possible	REM - Return Electrode Monitoring	Patient safety is improved New standard of care

1990s & 2000s	Introduction of Minimally Invasive Surgery (MIS)

	MIS instruments are susceptible to causing stray electrosurgical burns to unintended, unseen tissue	AEM Laparoscopic Instruments – Shielded and monitored instruments and the active electrode monitoring system.	Patient safety is improved Emerging standard of care

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

To cost-effectively expand market coverage, the Company focuses on optimizing its distribution network comprised of direct and independent sales representatives who are managed and directed by the Company’s regional sales managers. Together, this network provides market presence throughout the United States.  In some instances customers have recognized the patient safety risks inherent in monopolar electrosurgery and accepted AEM technology as the way to eliminate those risks. In other instances, the Company has found selling the concept behind AEM technology more difficult.  This is due to several factors, including the necessity to make surgeons, nurses and hospital risk managers aware of the potential for unintended electrosurgical burns (which exists when conventional instruments are used during laparoscopic monopolar electrosurgery) and the resulting increased medicolegal liability exposure. Additionally, the Company has to contend with the overall lack of single purchasing points in the industry (surgeons and hospital staff have to be in substantial agreement as to the benefits of new technology), and the consequent need to make multiple sales calls on those personnel with the authority to commit to hospital expenditures. Other challenges include the fact that many hospitals have exclusive contractual agreements with manufacturers of competing surgical instruments.

The Company’s marketing efforts are focused toward capitalizing on the substantial independent endorsements which advocate utilizing AEM technology for advancing patient safety in laparoscopic surgery. In addition, there is increasing public interest in the reduction of medical errors and the advancement of patient safety. This interest and focus is reflected in the JCAHO Standards (Joint Commission on Accreditation of Healthcare Organizations) enacted in July 2001 which specify that hospitals must show proactive initiatives for advancing patient safety in order to renew the hospital’s accreditation. Some recent new hospital accounts changing to AEM technology have been motivated in part by these JCAHO patient safety standards. Management believes the credibility and importance of the Company’s technology is complemented by this expanding public interest in advancing patient safety.

To cost-effectively expand market coverage, the Company is developing a network of independent distributors and sales representatives across the U.S. The goal is to optimize a network that has experience selling into the hospital operating room environment and management believes improvement in this network offers the Company the best opportunity to cost effectively broaden acceptance of its product line and generate increased and recurring revenues. Additionally, the Company is pursuing supplier agreements with the major Group Purchasing Organizations. GPOs have significant influence on the market for surgical devices and instruments. The Company launched its first GPO agreements in FY 2003 by contracting with Novation and Premier, which together represent over 3,000 hospitals in the United States. The Company has negotiated a one year extension with Novation through January 31, 2006 and a new three year agreement with Premier through June 30, 2008. While these agreements do not involve purchase commitments, these relationships expand the market visibility of AEM technology and smooth the procurement and conversion process for new hospital customers. In fiscal 2005, approximately half of the new hospital accounts to AEM technology were members of Novation and Premier.

In addition to the efforts to broaden market acceptance in the United States, the Company has contracted with independent distributors in Canada, Australia and elsewhere to market the Company’s products internationally. The Company has achieved CE marking for its products to allow selling into the European marketplace. The CE marking, an abbreviation of the phrase “Conformite Europeene,” indicates that a manufacturer has conformed to all of the obligations imposed by European health, safety and environmental legislation. While CE certification opens up incremental markets in Europe, the Company’s distribution options in the European marketplace are yet to be developed and revenue contribution from International markets is negligible.

The Company believes that the expanding independent endorsements for AEM technology and improved sales network of independent representatives, can provide the basis for increased revenues and continuing profitable operations. However, these measures, or any others that the Company may adopt, may not result in increased revenues or profitable operations.

Research and Development

The Company aims to continually expand the AEM instrument product line to satisfy the evolving needs of surgeons. For AEM technology to fully become a standard of care, the Company must satisfy the surgeons’ preferred instrument shapes, sizes, styles and functionality with integrated AEM instruments. This commitment includes expanding the styles of electrosurgical instruments available for MIS applications so that the conversion to AEM technology is transparent to the surgeon and would not require significant change in their current surgical techniques. The Company employs full-time engineers and uses independent contractors from time to time in its research and product development efforts. This group continuously explores ways to broaden and enhance the product line. Current research and development efforts are focused primarily on line-extension projects to further expand the AEM Laparoscopic Instrument product offering and thereby increase the surgeons’ choices and options in laparoscopic surgery. The Company’s research and development expenses were $951,758 in fiscal year 2005 and $763,590 in fiscal year 2004. The Company expenses research and development costs for products and processes as incurred. Costs that are included in research and development expenses include salaries, contractor fees, materials, facility costs and administrative expenses.

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

As discussed in the section on Government Regulation, the Company is subject to the rules and regulations of the United States Food and Drug Administration (“FDA”). The Company’s leased facility of 19,846 square feet contains approximately 6,300 square feet of manufacturing, regulatory affairs and quality assurance space. The facility is designed to comply with the Quality System Regulation (“QSR”) as specified in published FDA regulations. The Company’s latest inspection by the FDA occurred in May 2004.

The Company achieved CE marking in August 2000, which required prior certification of the Company’s quality system and product documentation. Maintenance of the CE marking status requires periodic audits of the quality system and technical documentation by the Company’s European Notified Body, UL International (UK) Ltd. The most recent audit was completed in May 2003.

Patents, Patent Applications and Proprietary Rights

Encision has invested heavily in an effort to protect its valuable technology and, as a result of this effort, the Company has been issued eight relevant patents that together form a significant intellectual property position. The Company was issued a United States patent having 42 claims on May 17, 1994. This patent relates to the basic shielding and monitoring technologies that the Company incorporates in its AEM products. Three additional United States Patents were issued to the Company in 1997, 1998 and 2003, relating to specific implementations of shielding and monitoring in instruments. Foreign patents relating to the core AEM shielding and monitoring technologies have been issued in Europe, Japan, Canada and Australia. There are between six and ten years remaining on the Company’s AEM patents.

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

The Company also believes that manufacturers of products based upon alternative technology to monopolar electrosurgery are competitors of the Company. These alternative technologies include other “energy” technologies such as bipolar electrosurgery, laser surgery and the harmonic scalpel. Leading manufacturers include Gyrus (bipolar electrosurgery), Lumenis (laser surgery) and Ethicon Endo-Surgery (harmonic scalpel). The Company believes that monopolar electrosurgery offers substantial competitive, functional and financial advantages over these alternative energy technologies and will remain the primary tool for the surgeon, as it has been for decades. However, the risk exists that these alternative technologies may gain greater market share and new competitive techniques may be developed and introduced.

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

The FDA regulates the Company’s quality control and manufacturing procedures by requiring the Company and its contract manufacturers to demonstrate compliance with the QSR as specified in published FDA regulations. The FDA requires manufacturers to register with the FDA, which subjects them to periodic FDA inspections of manufacturing facilities. If violations of applicable regulations are noted during FDA inspections of the Company’s manufacturing facilities or the facilities of its contract manufacturers, the continued marketing of the Company’s products may be adversely affected. Such regulations are subject to change and depend heavily on administrative interpretations. In May 2004, the FDA conducted a QSR Inspection of the Company’s facilities. The Company believes it has the internal resources and processes in place to be reasonably assured that it is in compliance with all applicable United States regulations regarding the manufacture and sale of medical devices. However, if the Company were found not to be in compliance with the QSR, such findings could result in a material adverse impact on the Company’s financial condition, results of operations and cash flows.

Sales of medical devices outside of the United States are subject to United States export requirements and foreign regulatory requirements. Legal restrictions on the sale of imported medical devices vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval and the requirements may differ. The Company has obtained a Certificate of Export from the United States Department of Health and Human Services that states that the Company has been found to be “...in substantial compliance with Current Good Manufacturing Practices...” based on the most recent inspection. However a specific foreign country in which the Company wishes to sell its products may not accept or continue to accept the Export Certificate. Entry into the European Economic Area market also requires prior certification of the Company’s quality system and product documentation. The Company achieved CE marking in August 2000 to allow a launch into the European marketplace. Maintenance of the CE marking status requires annual audits of the quality system and technical documentation by the Company’s European Notified Body, UL International (UK) Ltd. The most recent audit was completed in August 2004.

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

Employees

As of March 31, 2005, the Company employed 33 full-time individuals, 10 of which are engaged directly in research, development and regulatory activities, 6 in manufacturing/operations, 13 in marketing and sales and 4 in administrative positions. None of the Company’s employees are covered by a collective bargaining agreement, and the Company considers its relations with its employees to be good.

Item 2.  Properties.

The Company leases 19,846 square feet of office and manufacturing space at its facilities under noncancelable lease agreements through August 14, 2009 at 6797 Winchester Circle, Boulder, Colorado. We believe our existing facilities are adequate for our current operations.

Item 3.  Legal Proceedings.

The Company is not involved in any legal proceeding. The Company may become involved in litigation in the future in the normal course of business.

On July 23, 2004, the Company resolved a dispute with one of its distributors. The Company had previously notified the distributor that it was in breach of its Distributor Agreement with the Company in several respects, and that if the distributor did not cure the breaches the Agreement could be terminated. The distributor disputed the Company’s position and asserted that the Company had breached the Agreement. The dispute was proceeding in arbitration pursuant to the terms of the Agreement when the parties agreed to settle the matter. As a result of the settlement, the Company paid a total of $201,000, including legal and arbitrator fees, and recognized the related expense during the first quarter of FY 2005. The distributor’s purchases represented approximately 6% of the Company’s revenue in FY 2004 and 10% of the Company’s revenue in FY 2003.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a shareholder vote during the fourth quarter of the fiscal year ended March 31, 2005.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

The Company’s Common Stock is quoted on the AMEX under the symbol ECI. The following table sets forth for the periods indicated, the high and low closing sale prices for the Common Stock:

	High	Low
Fiscal Year ended March 31, 2004
First Quarter through June 30, 2003	$3.25	$2.10
Second Quarter through September 30, 2003	4.00	3.15
Third Quarter through December 31, 2003	4.25	2.75
Fourth Quarter through March 31, 2004	4.50	2.95

Fiscal Year ended March 31, 2005
First Quarter through June 30, 2004	4.30	2.89
Second Quarter through September 30, 2004	3.15	2.40
Third Quarter through December 31, 2004	2.90	2.14
Fourth Quarter through March 31, 2005	2.98	2.51

As of March 31, 2005, there were approximately 130 holders of record of the Common Stock. This number does not reflect stockholders who beneficially own Common Stock held in nominee or street name, which as of May 16, 2005, approximated 876 stockholders.

Dividend Policy

The Company has not paid cash dividends in the past and does not intend to pay cash dividends in the foreseeable future.  The Company presently intends to retain any cash generated from operations in the future for use in its business.

Equity Compensation Plan Information as of March 31, 2005

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	591,902	$2.71	102,468

Equity compensation plans not approved by security holders	—	—	—

Total	591,902	$2.71	102,468

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

The Company manufactures and markets patented surgical instruments that provide greater safety and efficacy to patients who undergo minimally invasive surgery (“MIS”). Stray electrosurgical current has been shown to cause unintended and unseen burn injury to the patient, which may result in prolonged hospitalization or death. This patient safety risk can be addressed with the Company’s AEM Surgical Instruments. Management believes that Encision’s patented AEM instruments offer surgeons significant advantages compared to conventional electrosurgical instruments because of their ability to continually and dynamically monitor for stray electrical energy during MIS procedures. The Company has obtained patent protection for its products’ core ‘shielding and monitoring’ technology built into the AEM instrument product line.

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

Adding further credibility to the benefits of Encision’s AEM technology are the Company’s supplier agreements with Novation and Premier, the two largest Group Purchasing Organizations. Together, Novation and Premier represent over 3,000 hospitals and over 50% of all surgeries in the U.S. Management believes that having the nation’s leading medical purchasing groups recognize the value of the Company’s technology reflects the potential impact that AEM instruments products can have in the market and in advancing patient safety in surgery nationwide. These agreements do not involve purchase commitments but these relationships expand the market visibility of AEM technology and smooth the procurement and conversion process for new hospital customers.

More than two and a half million laparoscopic surgical procedures are performed annually in the United States and reports estimate that over 75% of general surgeons utilize electrosurgical instruments. Conversion by a hospital to AEM technology results in recurring revenue from sales of replacement instruments. The Company’s retention rate of converted customers is very strong due to the fact that there is no directly competing technology to supplant AEM products once the hospital has converted to AEM technology. Revenue from replacement reusable and disposable AEM products in converted hospitals represents over 80% of the Company’s revenue in FY 2005 and this revenue stream can grow as the number of newly converted hospitals increases. AEM Instruments are competitively priced to conventional laparoscopic instruments.

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

Installed Base of AEM Monitoring Equipment:  The Company believes that the installed base of AEM monitors has the potential for increasing as the inherent risks associated with monopolar laparoscopic electrosurgery become more widely acknowledged and as the network of direct and independent sales representatives becomes more adept at selling the AEM products to our customers. The Company expects that the replacement sales of electrosurgical instruments and accessories will increase as additional hospitals are converted to AEM technology. The Company believes that improvement in the quality of sales representatives carrying the AEM product line, along with increased marketing efforts and the introduction of new products, may provide the basis for increased revenue and continuing profitable operations. However these measures, or any others that the Company may adopt, may not result in either increased revenue or continuing profitable operations.

Possibility of Continued Operating Losses:  The Company, except for fiscal years 2004 and 2003 when it achieved profitable operations, had incurred losses since its inception and has an accumulated deficit of $15,851,408 as of March 31, 2005. The Company has made significant strides toward improving its operating results. However, due to the ongoing need to develop, optimize and train the sales distribution network and the need to increase sustained revenues to a level adequate to cover fixed and variable operating costs, the Company may operate at a net loss from time to time.

Revenue Growth:  The Company expects to generate increased revenue in the U.S. from sales to new hospital customers as the network of direct and independent sales representatives becomes more proficient and expands the number of new hospital accounts to AEM Laparoscopic Instruments. The Company believes that the visibility and credibility of the independent clinical endorsements for the AEM technology will contribute to new hospital accounts and increased revenues in fiscal 2006. The Company also expects that supplier agreements with Novation and Premier, which together represent over 3,000 U.S. hospitals, will expose more hospitals to the benefits of AEM technology and may stimulate new hospital accounts. The Company also expects to accelerate market share gains through promotional programs of placing Company-owned AEM monitors at no charge into hospitals that commit to standardize on AEM instruments.

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

Research and Development Expenses: Research and development expenses are expected to increase to support development of refinements to our AEM product line, further expanding the instrument options for the surgeon. New refinements to the AEM product line are planned for introduction in fiscal year 2006.

Results of Operations

Net revenue. Our revenue for the fiscal year ended March 31, 2005 (“FY 05”) was $8,053,758 and in the fiscal year ended March 31, 2004 (“FY 04”) it was $7,285,606. This represents a revenue increase of 11% in FY 05 from FY 04. This increase is due to the establishment of new accounts in forty five hospitals hospitals for AEM technology, which increased the installed base of users of reusable and disposable AEM Laparoscopic Instruments. Our revenue growth would be higher if we did not have some attrition of existing customers. The Company has significant challenges in optimizing the performance of the network of independent sales representatives in changing new hospitals to our proprietary technology. In FY 05 the Company benefited from a high customer retention rate and a recurring revenue stream from the purchases of replacement instruments in existing accounts. The Company’s retention rate of customers is very strong due to the fact that there is no directly competing technology to supplant AEM products once the hospital has changed to AEM technology. Revenue from replacement AEM products in hospitals represented over 80% of the Company’s revenue in FY 2005.

Our revenue for FY 04 was $7,285,606 and in the fiscal year ended March 31, 2003 (“FY 03”) it was $6,812,339. This increase was due to establishment of new accounts in over forty hospitals for AEM technology, which increased the installed base of users of reusable and disposable AEM Laparoscopic Instruments. Continued substantiation of the credibility of AEM technology contributed to new hospital accounts. Despite this growth, the number of new hospital accounts was below the Company’s expectations and below FY 03’s total. This was due to an insufficient coverage range of effective independent sales representatives, turnover of sales representatives and inefficiencies of certain independent sale representatives in obtaining new hospital customers. Improving the efficiency of this network and expanding the effective coverage range was the Company’s highest priority. In FY 04 the Company benefited from a strong customer retention rate and a recurring revenue stream from the purchases of replacement instruments in existing accounts. The Company’s retention rate of customers is very strong due to the fact that there is no directly competing technology to supplant AEM products once the hospital has changed to AEM technology. Revenue from replacement AEM products in hospitals represented over 80% of the Company’s revenue in FY 2004.

Gross profit.  Gross profit in FY 05 was $4,672,403, which resulted in a gross margin of 58% of net revenue versus a gross margin of 59% of net revenue for FY 04. This was an improvement of $392,154 from FY 04 gross profit. The increase in gross profit was primarily the result of increased net revenue. The decrease in gross margin from 59% in FY 04 to 58% in FY 05 was principally a result of an increase in inventory reserve expense and scrap expense. For FY 05, the Company provided $104,142 (cost) of Company-owned AEM Monitors at no charge to newly converted hospitals as part of a sales incentive program.

Gross profit in FY 04 was $4,280,249, which resulted in a gross margin of 59% of revenue. This was an improvement of $239,879 from FY 03 gross profit. The increase  in gross profit was primarily the result of increased revenue at a consistent gross margin. A predictable product usage rate in existing accounts allows for manufacturing and purchasing efficiencies which help maintain a consistent gross margin. For FY 04, the Company provided $130,169 (cost) of Company-owned AEM Monitors at no charge to newly converted hospitals as part of a sales incentive program.

Sales and marketing expenses.  Sales and marketing expenses were $3,120,792 in FY 05, an increase of $634,570, or 26%, from FY 04. The increase was a result of an increase of commissions as a result of an increase in revenue, salary increases as a result of additions to our direct sales force, resolution of an arbitration dispute with one of our distributors, an increase in sales samples and an increase in travel costs.

Sales and marketing expenses were $2,486,222 in FY 04, a decrease of $1,898 from FY 03. The decrease was a result of a slightly decreased number of marketing initiatives from the prior year. Marketing expenses were held at prudent levels based on the Company’s goal of profitability. Sales expense, heavily influenced by the incentive-based compensation programs tied to new hospital accounts, was slightly increased from FY 03.

General and administrative expenses.  General and administrative expenses were $1,199,170 in FY 05, an increase of $177,122, or 17%, from FY 04. The increase was a result of an increase to compensation and relocation expenses for our CEO, an increase to legal fees (especially as a result of resolution of an arbitration dispute with one of our distributors), and an increase in outside services. There was a decrease in bad debt expense from the prior year’s expense.

General and administrative expenses were $1,022,048 in FY 04, an increase of 21% from FY 03. The increase was a result of increases in compensation, bad debt expense, added head count in the Finance department, American Stock Exchange listing fee, Board of Directors fees and legal fees.

Research and development expenses.  Research and development expenses were $951,758 in FY 05, an increase of $188,168, or 25%, from FY 04. The increase is a result of an increase in salaries for additional engineers, who will be working to enhance our products, and the increase in the cost of testing and prototype materials.

Research and development expenses were $763,590 in FY 04, an increase of 52% from FY 03. The increase is a result of headcount additions and the costs associated with sustaining engineering initiatives to address design, quality, manufacturing and cost improvements. Additional expenses attributed to development costs for new AEM instrument products also contributed to the increase.

Net income and loss.  Net loss in FY 05 of $595,133 represented a net income decrease of $600,194 compared to FY 04 net income of $5,061. The decrease is a result of expense increases primarily in Sales, Administration, Finance and Research and Development departments as a result of revenue growth and expenses to product enhancement. The net loss included a one-time expense of approximately $201,000 (including attorney and arbitrator fees) for resolution of an arbitration dispute with one of our distributors.

Net income in FY 04 of $5,061 represented a decrease of $209,281 compared to FY 03 net income of $214,342. The decrease is a result of expense increases in Operations, Administration and Finance departments, primarily tied to normal business growth activities, as well as increased sustaining engineering expenses to address manufacturing and quality improvements. Net income was reduced approximately $50,000 by fees related to the initial listing of the Company’s common stock on the American Stock Exchange and approximately $42,000 by a bad debt expense. Consistent gross margins and predictable product usage rate in existing accounts allows for ongoing efficiencies in our operations which help contribute to profitability.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by sales of common stock, warrants and exercise of stock options to purchase the Company’s common stock, which totaled $18,824,935 through March 31, 2005, and, to a lesser degree, funds provided by sales of the Company’s products. The Company’s operations used $218,428 of cash in FY 05 on sales of $8,053,758 and used $9,946 of cash in FY 04 on sales of $7,285,606. In years prior to FY 05, the use of cash in our operations resulted primarily from the funding of the Company’s annual net losses. These amounts of cash generated from and used in operations are not indicative of the expected cash to be generated from or used in operations in FY 06. As of March 31, 2005, the Company had $1,472,385 in cash and cash equivalents available to fund future operations. Working capital was $2,519,639 at March 31, 2005 compared to $2,592,882 at March 31, 2004. Current liabilities were $1,150,276 at March 31, 2005, compared to $838,788 at March 31, 2004.

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

Capital expenditures in FY 05 ($192,578) and FY 04 ($237,306) were primarily from the capitalization of AEM monitors placed in hospitals under various promotional programs. Placing Company-owned AEM monitors into hospitals at no charge to facilitate their use of AEM instruments is an initiative to accelerate new hospital accounts to AEM instruments. Under these promotional programs the Company maintains ownership of the AEM monitor and the cost is capitalized and depreciated as cost of sales over the projected five year life of the asset.

We believe the unique performance of the AEM technology and its breadth of independent endorsements provides an opportunity for continued market share growth. We believe that the market awareness of the AEM technology and its endorsements is continually improving and that this will benefit sales efforts in FY 06. We believe that the Company enters FY 06 having achieved improvements in the clinical credibility of its technology. Our FY 06 operating plan is focused on growing revenue, increasing gross profits, increasing research and development costs while reducing losses and negative cash flows. We cannot predict with certainty the expected revenue, gross profit, net income or loss and usage of cash and cash equivalents for FY 06. However, we believe that cash resources will be sufficient to fund our operations for at least the next twelve months under our current operating plan. If we are unable to manage the business operations in line with its budget expectations, it could have a material adverse effect on business viability, financial position, results of operations and cash flows. Further, if we are not successful in sustaining profitability and remaining at least cash flow break-even, additional capital may be required to maintain ongoing operations.

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

Income Taxes

As of March 31, 2005, net operating loss carryforwards totaling approximately $16,300,000 are available to reduce taxable income in the future. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the fiscal year ended March 31, 2008. The Company has not paid income taxes since its inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year, if certain events occur, including changes in ownership interests. The Company has established a valuation allowance for the entire amount of its deferred tax asset since inception due to its history of losses. During fiscal year 2005, no tax benefit was obtained from the Company’s loss. As a result, no tax benefit is reflected in the accompanying statements of operations. During FY 04, the Company utilized net operating loss carryforwards to entirely offset its tax liability. As a result, no tax provision is reflected in the accompanying statements of operations. Should the Company achieve sufficient, sustained income in the future, the Company may conclude that some or all of the valuation allowance should be reversed.

Contractual Obligations

For more information on the Company’s contractual obligations on operating leases, refer to Note 4 of Financial Statements. The minimum future lease payments by fiscal years as of March 31, 2005 are as follows:

Year ended March 31,
2006	86,826
2007	154,179
2008	166,930
2009	172,685
2010	65,566
$646,186

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

Among the factors that could cause future results and financial condition to be materially different from expectations are:

1.             Our products may not be accepted by the market.  The success of our products and our financial condition depends on the acceptance of AEM products by the medical community in commercially viable quantities during fiscal year 2006 and beyond. We cannot predict how quickly or how broadly AEM products will be accepted by the medical community. We need to continually educate the marketplace about the potential hazards involved in the use of conventional electrosurgical products during minimally-invasive surgical procedures and the expected benefits associated with the use of AEM products. If we are unsuccessful in educating the marketplace about our technology and the hazards of conventional instruments, we will not create sufficient demand by hospitals and surgeons for AEM products and our financial condition, results of operations and cash flows could be adversely affected.

2.             We need to continually develop and train our network of direct and independent sales representatives and expand our distribution efforts in order to be successful. Our attempts to develop and train a network of direct and independent sales representatives in the U.S. and to expand our international distribution efforts may take longer than expected and may result in considerable amounts of retraining effort as the direct and independent sales reps change their product lines, product focus and personnel. We may not be able to obtain full coverage of the U.S. by direct and independent sales representatives as quickly as anticipated. The independent sales representative network has inherent flaws and inefficiencies, which can include conflicts of interest and competing products. Optimizing the quality of the network and the performance of direct and independent sales representatives in the U.S. is an ongoing challenge. We may also encounter difficulties in developing our international presence due to regulatory issues and our ability to successfully develop international distribution options. Our inability to expand our network of direct and independent sales representatives and optimize their performance could adversely affect our financial results.

3.             We may need additional funding to support our operations. We were formed in 1991 and have incurred losses of over $15.8 million since that date. We have primarily financed research, development and operational activities with sales of our common stock. At March 31, 2005, we had $1,472,385 in cash available to fund future operations. We may have profitable operations in FY 2006 but there is no guarantee we will do so. We may find that investment in sales and marketing initiatives, merited by market opportunity, may result in the Company operating at a net loss from quarter to quarter. We may also find ourselves at a competitive disadvantage due to our constrained liquidity.

4.             We may not be able to compete successfully against current manufacturers of conventional (“unshielded, unmonitored”) electrosurgical instruments or against competitors who manufacture products that are based on surgical technologies that are alternatives to monopolar electrosurgery.  The electrosurgical products market is intensely competitive. We expect that manufacturers of “unshielded, unmonitored” electrosurgical instruments will resist any loss of market share that might result from the presence of our “shielded and monitored” instruments in the marketplace. We also believe that manufacturers of products that are based upon surgical technologies that are alternatives to monopolar electrosurgery are our competitors. These technologies include bipolar electrosurgery, the harmonic scalpel and lasers. The alternative technologies may gain market share and new competitive technologies may be developed and introduced. Most of our competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources than we do. Most of our competitors also currently have substantial installed customer bases in the medical products market and have significantly greater market recognition than we have. As a result of these factors, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products. It is possible that new competitors or new alliances among competitors may emerge and rapidly acquire significant market share. The competitive pressures we face may materially adversely affect our financial position, results of operations and cash flows, and this may hinder our ability to respond to competitive threats.

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

11.          Our common stock is thinly traded, the prices at which it trades are volatile and the buying or selling actions of a few shareholders may adversely affect our stock price.  As of March 31, 2005, we had a public float, which is defined as shares outstanding minus shares held by our officers, directors, or holders of greater than 5% of our outstanding common stock, of 2,859,405 shares or 45% of the outstanding common stock. The average number of shares traded in any given day over the past year has been relatively small compared to the public float. Thus, the actions of a few shareholders either buying or selling shares of our common stock may adversely affect the price of the shares. Historically, thinly traded securities such as our common stock have experienced extreme price and volume fluctuations that do not necessarily relate to operating performance.

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

13.          We depend on revenue from some major stocking distributors.  We utilize a small number of stocking distributors, which sell AEM products to multiple hospital customers. In FY 2005, we generated revenue of $646,093 (8%) from one of these distributors. This distributor was the same party with whom we were in a dispute, resulting in the settlement that is described elsewhere. A loss of ongoing revenue from a major stocking distributor could have a material adverse effect on our revenues and cash flows. Major stocking distributors may terminate their distribution relationship with us with little or no notice. Distributors may sell other product lines, that may overlap or compete with our AEM products.

14.          We depend on certain key personnel. We are highly dependent on a limited number of key management personnel, particularly our President and CEO, John R. Serino and Chairman of the Board, Roger C. Odell. Our loss of key personnel to death, disability or termination, or our inability to hire and retain qualified personnel, could have a material adverse effect on our financial position, results of operations and cash flow.

Item 7.  Financial Statements and Supplementary Data.

The following financial statements are included in this Report:

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Boulder, Colorado

We have audited the accompanying balance sheets of Encision Inc. as of March 31, 2005 and 2004 and the related statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Encision Inc. as of March 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Gordon, Hughes & Banks, LLP

Greenwood Village, Colorado
April 21, 2005

ENCISION INC.

BALANCE SHEETS

	March 31,
	2005	2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,472,385	$1,356,607
Accounts receivable, net of allowance for doubtful accounts of $19,000 (2005) and $62,000 (2004)	866,710	947,692
Inventories, net of reserve for obsolescence of $65,000 (2005 and $90,000 (2004)	1,210,582	1,060,251
Prepaid expenses	103,150	67,120
Total current assets	3,652,827	3,431,670
EQUIPMENT, at cost:
Furniture, fixtures and equipment	860,352	771,916
Customer-site equipment	540,692	436,550
Less: accumulated depreciation	(1,085,130)	(886,674)
Equipment, net	315,914	321,792

PATENTS, net of accumulated amortization of $80,183 (2005) and $68,027 (2004)	117,764	117,760

OTHER ASSETS	20,210	12,972
Total assets	$4,106,715	$3,884,194

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$532,657	$430,600
Accrued compensation	138,042	107,266
Other accrued liabilities	462,489	285,232
Capitalized lease obligation	—	15,690
Total current liabilities	1,133,188	838,788

LONG-TERM LIABILITIES:
Capitalized lease obligation	—	15,690

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized, 6,313,146 (2005) and 5,845,526 (2004) shares issued and outstanding	18,824,935	18,285,991
Accumulated (deficit)	(15,851,408)	(15,256,275)
Total shareholders’ equity	2,973,527	3,029,716
Total liabilities and shareholders’ equity	$4,106,715	$3,884,194

The accompanying notes to financial statements are an integral part of these balance sheets.

ENCISION INC.

STATEMENTS OF OPERATIONS

	For The Fiscal Years Ended March 31,
	2005	2004

REVENUE, NET	$8,053,758	$7,285,606

COST OF SALES	3,381,355	3,005,357
Gross profit	4,672,403	4,280,249
OPERATING EXPENSES:
Sales and marketing	3,120,792	2,486,222
General and administrative	1,199,170	1,022,048
Research and development	951,758	763,590
Total operating expenses	5,271,720	4,271,860
INCOME (LOSS) FROM OPERATIONS	(599,317)	8,389

OTHER INCOME (EXPENSE):
Interest income	13,980	5,003
Other (expense) income	(9,796)	(8,331)
NET INCOME (LOSS)	$(595,133)	$5,061
NET INCOME (LOSS) PER SHARE
Basic net income (loss) per common share	$(0.10)	$0.00

Diluted net income (loss) per common share	$(0.10)	$0.00

Weighted average shares used in computing basic net income (loss) per common share	6,131,102	5,674,329

Weighted average shares used in computing diluted net income (loss) per common share	6,131,102	6,105,326

The accompanying notes to financial statements are an integral part of these statements.

ENCISION INC.

STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE FISCAL YEARS ENDED MARCH 31, 2005 and 2004

	Common Stock		Accumulated
	Shares	Amount	(Deficit)	Total

Balances, March 31, 2003	5,430,026	$17,267,684	$(15,261,336)	$2,006,348

Issuance of common stock at $3.00 per share, net of direct offering costs of $44,099	333,334	955,903	—	955,903
Exercise of stock options	82,166	62,404	—	62,404
Net income	—	—	5,061	5,061

Balances, March 31, 2004	5,845,526	18,285,991	(15,256,275)	3,029,716

Exercise of stock options	467,620	538,944		538,944
Net (loss)			(595,133)	(595,133)

Balances, March 31, 2005	6,313,146	$18,824,935	$(15,851,408)	$2,973,527

The accompanying notes to financial statements are an integral part of these statements.

ENCISION INC.

STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(595,133)	$5,061
Adjustments to reconcile net income (loss) to net cash (used in) operating activities- Depreciation and amortization	210,612	194,299
Inventory reserves	(25,000)	22,000
Provision for (recovery of) bad debts	(43,000)	37,000
Changes in operating assets and liabilities- Accounts receivable	123,982	(24,884)
Inventories	(125,331)	(150,928)
Prepaid expenses and other assets	(43,268)	(20,191)
Accounts payable	102,057	13,752
Accrued compensation and other accrued liabilities	176,653	(86,055)
Net cash (used in) operating activities	(218,428)	(9,946)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(192,578)	(237,306)
Patent costs	(12,160)	—
Net cash (used in) investing activities	(204,738)	(237,306)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	538,944	62,404
Proceeds from the issuance of common stock	—	1,000,002
Cost of the issuance of common stock	—	(44,099)
Net cash provided by financing activities	538,944	1,018,307

NET INCREASE IN CASH AND CASH EQUIVALENTS	115,778	771,055

CASH AND CASH EQUIVALENTS, beginning of year	1,356,607	585,552

CASH AND CASH EQUIVALENTS, end of year	$1,472,385	$1,356,607

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

The Company, except for fiscal years 2004 and 2003 when it achieved profitable operations, had incurred losses since its inception and has an accumulated deficit of $(15,851,408) at March 31, 2005. Operations have been financed primarily through issuance of common stock. The Company’s liquidity has substantially diminished because of such continuing operating losses and the Company may be required to seek additional capital in the future.

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

Concentration of Credit Risk

Statement of Financial Accounting Standards (“SFAS”) No. 105, “Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk”, requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash. The amount on deposit with financial institutions does exceed the $100,000 federally insured limit at March 31, 2005. However, management believes that the financial institutions are financially sound and the risk of loss is minimal.

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

A summary of the activity in the Company’s allowance for doubtful accounts is as follows:

	2005	2004

Balance, beginning of year	$62,000	$25,000
Expense	26,723	44,130
Write-offs	(69,723)	(7,130)
Balance, end of year	$19,000	$62,000

The net accounts receivable balance at March 31, 2005 of $866,710 included $73,339, or approximately 8%, from one customer. The net accounts receivable balance at March 31, 2004 of $947,692 included $48,212, or approximately 5%, from one customer.

Warranty Accrual

The Company provides for the estimated cost of product warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, the Company’s warranty obligation is based upon historical experience and is also affected by product failure rates and material usage incurred in correcting a product failure. Should actual product failure rates or material usage costs differ from the Company’s estimates, revisions to the estimated warranty liability would be required. A summary of the Company’s warranty claims activity, included in other accrued liabilities, is as follows:

	2005	2004

Balance, beginning of year	$110,000	$152,500
Expense	77,812	19,531
Claims	(35,812)	(62,031)
Balance, end of year	$152,000	$110,000

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. The Company reduces inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At March 31, 2005 and 2004, inventory consisted of the following:

	2005	2004

Raw materials	$738,850	$724,553
Finished goods	536,732	425,698

	1,275,582	1,150,251
Less - Reserve for obsolescence	(65,000)	(90,000)

	$1,210,582	$1,060,251

A summary of the activity in the Company’s inventory reserve for obsolescence is as follows:

	2005	2004

Balance, beginning of year	$90,000	$68,000
Expense	67,397	29,630
Write-offs	(92,397)	(7,630)
Balance, end of year	$65,000	$90,000

Property and Equipment

Property and equipment are stated at cost, with depreciation computed primarily on a double-declining basis over the estimated useful life of the asset, generally three to five years. Company-owned AEM Monitors at customer sites are depreciated on a double-declining basis for a period of 5 years. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized. Depreciation expense for the years ended March 31, 2005 and 2004 was $198,456 and $182,143, respectively.

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

Accrued Liabilities

The Company has accrued $152,000 related to warranty claims, $110,386 related to sales commissions and $86,158 related to rent normalization and has included these amounts in accrued liabilities in the accompanying balance sheets as of March 31, 2005. At March 31, 2004, the Company accrued $110,000 related to warranty claims $57,732 related to sales commissions and none related to rent normalization and included these amounts in accrued liabilities in the balance sheets as of March 31, 2004.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. SFAS No. 109 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized. During fiscal year 2005, no tax benefit was obtained from the Company’s loss. As a result, no tax benefit is reflected in the accompanying statements of operations. During fiscal year 2004, the Company utilized net operating loss carryforwards to entirely offset its tax liability. As a result, no tax provision is reflected in the accompanying statements of operations. Should the Company achieve sufficient, sustained income in the future, the Company may conclude that some or all of the valuation allowance should be reversed (Note 5).

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

	2005	2004
Net Income (Loss)
As Reported	$(595,133)	$5,061

Stock-based compensation based upon estimated fair values	(161,465)	(148,981)
Pro forma	$(756,598)	$(143,920)
Pro Forma Net Income (Loss) Per Basic and Diluted Common Share
As Reported	$(0.10)	$0.00
Pro Forma, Basic	$(0.12)	$(0.03)
Pro Forma, Diluted	$(0.12)	$(0.03)

Comprehensive Income (Loss)

The Company has adopted the provisions of SFAS No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 establishes standards for reporting and display of comprehensive income or loss and its components in a full set of general-purpose financial statements. For the years ended March 31, 2005 and 2004, the Company has had no comprehensive income items.

Segment Reporting

The Company has concluded that it has one operating segment.

Basic and Diluted Income and Loss per Common Share

Net income or loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net income or loss per common share is computed by dividing net income or loss for the period by the weighted average number of common shares outstanding for the period. Diluted net income or loss per common share is computed by dividing the net income or loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. As a result of the Company’s net loss in fiscal year 2005, all potentially dilutive securities in the loss year would be anti-dilutive and were excluded from the computation of diluted loss per share, and there are no differences between basic and diluted per share amounts for the loss year presented. Potential stock issuance excluded from earnings per share because their effect was anti-dilutive are 591,902 for the fiscal year 2005. Options to purchase 93,200 shares of common stock were excluded from dilutive stock options calculations for the fiscal year 2004, as their inclusion would be antidilutive.

The following is a table that reconciles the numerators and denominators of the basic and diluted earnings per share:

	For the Fiscal Years Ended:
	March 31, 2005			March 31, 2004
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income (loss)
Basic EPS
Income (loss) available to common stockholders	$(595,133)	6,131,102	$(0.10)	$5,061	5,674,329	$0.00

Effect of Dilutive Securities Stock Options	—	—		—	430,997

Diluted EPS
Income (loss) available to common stockholders + dilutive securities	$(595,133)	6,131,102	$(0.10)	$5,061	6,105,326	$0.00

Recently Issued Accounting Standards

In September 2003, the FASB approved SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. The adoption of SFAS No. 150 is not expected to have an effect on the current financial position of the Company.

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

On February 14, 1991, the Board of Directors and the shareholders of the Company adopted a stock option plan (the “1991 Plan”) providing for grants of stock options, stock appreciation rights and/or supplemental bonuses to employees and directors of the Company who are also employees. The 1991 Plan permitted the granting of incentive and non-qualified stock options. As of March 31, 2005, options to purchase an aggregate of 249,762 shares of common stock (net of options canceled) had been granted pursuant to the 1991 Plan and 187,562 options had been exercised, leaving 43,200 still subject to exercise. The 1991 Plan expired on February 14, 2001 and no further stock options could be granted after that date.

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

On August 16, 2004, the shareholders of the Company approved an amendment by the Board of Directors of the Company to increase the number of common shares reserved for issuance under the 1997 Plan by 300,000 shares, to a total of 1,200,000 shares of common stock subject to adjustment for dividend, stock split or other relevant changes in the Company’s capitalization. As of March 31, 2005, options to purchase an aggregate of 1,097,532 shares of Common Stock (net of options canceled) had been granted pursuant to the 1997 Plan and 548,830 options had been exercised, leaving 548,702 still subject to exercise.

Statement of Financial Accounting Standards No. 123

SFAS No. 123, “Accounting for Stock-Based Compensation,” defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS No. 123 allows the continued measurement of compensation cost for such plans using the intrinsic value method prescribed by APB No. 25, provided that pro forma disclosures are presented of net income or loss and net income or loss per common share, assuming the fair value based method of SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation plans for employees under APB No. 25; accordingly, for purposes of the pro forma disclosures presented in Note 2, the Company has computed the fair values of all options granted during fiscal years 2005 and 2004, using the Black-Scholes option valuation model and the following weighted average assumptions:

	2005	2004
Risk-free interest rate	3.61%	2.92%
Expected lives	5.0 years	5.0 years
Expected volatility	116%	124%
Expected dividend yield	0%	0%

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

The total fair value of options granted was computed to be approximately $759,478 and $253,474, for the years ended March 31, 2005 and 2004, respectively. For disclosure purposes, these amounts are amortized ratably over the vesting periods of the options. Pro forma stock-based compensation, net of the effect of forfeitures, was $161,465 and $148,981 for 2005 and 2004, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the use of assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. A summary of the Company’s stock option activity and related information for each of the two fiscal years ended March 31, 2005 and 2004 is as follows:

	Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value

BALANCE, as of March 31, 2003	846,156	$1.52

EXERCISABLE, as of March 31, 2003	640,567	$1.54

Granted	100,000	$3.36	$2.82
Exercised	(82,166)	$0.76
Forfeited	(63,171)	$2.76

BALANCE, as of March 31, 2004	800,819	$1.73

EXERCISABLE, as of March 31, 2004	629,535	$1.54

Granted	320,000	$2.89	$2.37
Exercised	(467,620)	$1.15
Forfeited	(61,297)	$2.73

BALANCE, as of March 31, 2005	591,902	$2.71

EXERCISABLE, as of March 31, 2005	219,183	$2.56

The following table summarizes information about employee stock options outstanding and exercisable at March 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding At March 31, 2005	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable At March 31, 2005	Weighted Average Exercise Price

$0.63 - $0.85	32,291	0.9	$0.64	24,911	$0.63
$1.25 - $1.44	90,685	0.2	$1.38	87,072	$1.38
$2.00 - $2.89	375,726	3.3	$2.71	49,919	$2.30
$3.00 - $3.99	50,000	3.2	$3.51	14,080	$3.47
$6.00 - $6.60	43,200	0.7	$6.03	43,200	$6.03
	591,902	2.5	$2.71	219,183	$2.56

Of the 591,902 options exercisable into the Company’s common stock at March 31, 2005, 38,000 represent nonqualified stock options and 553,902 represent incentive stock options. The exercise price of all options granted through March 31, 2005, has been equal to or greater than the fair market value, as determined by the Company’s Board of Directors or based upon publicly quoted market values of the

Company’s common stock on the date of the grant. At March 31, 2005, options for 102,468 shares of the Company’s common stock are available for grant under the 1997 plan.

(4)                      COMMITMENTS AND CONTINGENCIES

The Company currently leases its facilities under noncancelable lease agreements through August 14, 2009 at 6797 Winchester Circle, Boulder, Colorado. The minimum future lease payments by fiscal years as of March 31, 2005 are as follows:

Year ended March 31,
2006	86,826
2007	154,179
2008	166,930
2009	172,685
2010	65,566
$646,186

Rent expense for the fiscal years ended March 31, 2005 and 2004 was $86,158 and $111,572, respectively.

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

(5)                                  INCOME TAXES

Income tax provision (benefit) is summarized as follows:

	Year Ended March 31,
	2005	2004
Current:
Federal	$—	$—
State	—	—
Total current	—	—

Deferred:
Federal	(25,000)	8,000
State	(3,000)	1,000
Total deferred	(28,000)	9,000
Increase (decrease) in valuation allowance	28,000	(9,000)
Total provision (benefit)	$—	$—

The difference between the statutory federal income tax rate and the Company’s effective income tax rate is summarized as follows:

	Year Ended March 31,
	2005	2004
Income taxes at federal statutory rates	34.0%	34.0%
State income taxes, net of federal benefit	3.5%	3.5%
Other	1.6%	142.5%
Valuation allowance	(39.1)%	(180.0)%
Effective income tax rate	—%	—%

The components of the net deferred income tax asset were as follows:

	March 31,
	2005	2004
Deferred tax assets:
Net operating loss and credit carryovers	$6,115,000	$5,792,000
Other	155,000	117,000
Total deferred	6,270,000	5,909,000
Valuation allowance	(6,270,000)	(5,909,000)
Net tax provision (benefit)	$—	$—

Management believes that based on all available evidence, it is more likely than not that the deferred tax assets will not be fully realized. Accordingly, a valuation allowance has been recorded against the deferred tax asset.

As of March 31, 2005, the Company had approximately $16.1 million of net operating loss carryovers for tax purposes. Additionally, the Company has certain research and development tax credits available to offset future federal and state income taxes. The net operating loss and credit carryovers begin to expire in the fiscal year ended March 31, 2008. The Company’s net operating loss carryovers at March 31, 2005 include $519,000 in income tax deductions related to stock options which will be tax effected and the benefit will be reflected as a credit to additional paid-in capital when realized. The Internal Revenue Code contains provisions, which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests.

(6)                      LEGAL PROCEEDINGS

The Company is not involved in any legal proceeding. The Company may become involved in litigation in the future in the normal course of business.

On July 23, 2004, the Company resolved a dispute with one of its distributors. The Company had previously notified the distributor that it was in breach of its Distributor Agreement with the Company in several respects, and that if the distributor did not cure the breaches the Agreement could be terminated. The distributor disputed the Company’s position and asserted that the Company had breached the Agreement. The dispute was proceeding in arbitration pursuant to the terms of the Agreement when the parties agreed to settle the matter. As a result of the settlement, the Company paid a total of $201,000, including legal and arbitrator fees, and recognized the related expense during the first quarter of FY 2005. The distributor’s purchases represented approximately 6% of the Company’s revenue in FY 2004 and 10% of the Company’s revenue in FY 2003.

(7)                      MAJOR CUSTOMERS

The Company depends on revenue that is generated from the hospitals’ ongoing usage of the AEM surgical instruments. In fiscal 2005, the Company generated revenue from over 350 hospitals that have changed to AEM products; but, no hospital customer contributed more than 3% to the total revenues. The Company utilizes a small number of stocking distributors which sell AEM products to multiple hospital customers. No distributor generated revenue in excess of 10% for fiscal 2005 or fiscal 2004 Approximately 50% of the new hospital accounts in fiscal 2005 and 2004 were from hospitals affiliated with group purchasing organizations, Novation and Premier, with whom the Company signed supplier agreements in 2002.

(8)                      RELATED PARTY TRANSACTIONS

The Company sells product to a stocking distributor principally owned by an individual who was or is also a shareholder of Encision. The Company generated revenue of $646,093 (8%) in FY 2005 and $437,307 (6%) in FY 2004 from this distributor which sold AEM products to multiple hospital customers in its authorized region.

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

(10)                QUARTERLY RESULTS (UNAUDITED)

(In thousands, except per share amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FISCAL YEAR 2005

Revenues	$1,763	$2,066	$2,098	$2,127

Operating (loss)	(291)	(57)	(143)	(108)

Net (loss)	(291)	(56)	(143)	(104)

(Loss) per common share (Basic and diluted)	$(0.05)	$(0.01)	$(0.02)	$(0.02)

FISCAL YEAR 2004

Revenues	$1,702	$1,880	$1,791	$1,913

Operating income (loss)	37	35	2	(66)

Net income (loss)	35	32	3	(65)

Income (loss) per common share (Basic and diluted)	$0.01	$0.01	$0.00	$(0.01)

Item 8 A.                     Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14c of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms.

(b) There were no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect the Company’s internal control over financial reporting subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls, internal controls and procedures requiring corrective actions. As a result no corrective actions were taken.

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

(a)  Exhibits - The following exhibits are attached to this report on Form 10KSB or are incorporated by reference:

3.1              Articles of Incorporation of the Company, as amended.  (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).

3.2              Bylaws of the Company.  (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).

4.1              Form of certificate for shares of Common Stock.  (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).

10.1        Lease Agreement dated June 3, 2004 between Encision Inc. and DaPuzzo Investment Group, LLC (Incorporated by reference from Quarterly Report on Form 10-QSB filed on August 12, 2004).

10.2        Encision Inc. 1991 Stock Option Plan, as amended.  (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).

10.3        Encision Inc. 1997 Stock Option Plan.  (Incorporated by reference from Proxy Statement dated July 15, 1997).

10.4        Amendment No. 1 to Stock Option Plan.

10.5        Amendment No. 2 to Stock Option Plan.

23.1        Consent of Independent Registered Public Accounting Firm, Gordon, Hughes and Banks, LLP.

31.1        Section 302 Certification of Principal Executive Officer

31.2        Section 302 Certification of Principal Financial and Accounting Officer

32.1        Section 906 Certifications

(b) Reports on Form 8-K.  No reports on Form 8-K were filed during the last quarter of the period covered by this report except for the Form 8-K filed on 3/2/05 reporting Item 1.01, “Entry Into Material Definitive Agreement,” relating to the Company’s amendment of its 1997 Stock Option Plan.

Item 14.                          Principal Accounting Fees and Services

Information in response to this item is incorporated by reference from the Registrant’s Definitive Proxy Statement to be filed within 120 days after the close of the Registrant’s fiscal year.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 28, 2005.	ENCISION INC.

	By:	/s/ Marcia K. McHaffie

Marcia K. McHaffie
Controller
Principal Accounting Officer & Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert H. Fries	June 28, 2005

Robert H. Fries
Director

/s/ Vern D. Kornelsen	June 28, 2005

Vern D. Kornelsen
Director

/s/ John R. Serino	June 28, 2005

John R. Serino
President and CEO
Principal Executive Officer
Director

/s/ David W. Newton	June 28, 2005

David W. Newton
Vice President - Technology
Director

/s/ Roger C. Odell	June 28, 2005

Roger C. Odell
Chairman of the Board and Vice-President – Business Development Director