Form 10QSB
period 2005-06-30
ENCISION INC
filed 2005-08-12
CIK 930775

U. S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes  ☒           No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, No par value	6,368,146 Shares
Class	(outstanding at July 31, 2005)

Transitional Small Business Disclosure Format

Yes  ☐           No  ☒

ENCISION INC.

FORM 10-QSB

For the Quarter Ended June 30, 2005

PART I                                                       FINANCIAL INFORMATION

ITEM 1    -    CONDENSED INTERIM FINANCIAL STATEMENTS

ENCISION INC.

CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2005	2005
	(unaudited)	(audited)
ASSETS

Cash and cash equivalents	$1,114,709	$1,472,385
Accounts receivable, net of allowance for doubtful accounts of $25,000 and $19,000, respectively	1,141,412	866,710
Inventory, net of reserve for obsolescence of $65,000 and $65,000, respectively	1,365,559	1,210,582
Prepaid expenses	134,402	103,150
Total current assets	3,756,082	3,652,827
EQUIPMENT, at cost:
Furniture, fixtures and equipment	957,170	860,352
Customer-site equipment	565,366	540,692
Less - accumulated depreciation	(1,142,492)	(1,085,130)
Equipment, net	380,044	315,914
PATENTS, net of accumulated amortization of $83,222 and $80,183, respectively	122,123	117,764
OTHER ASSETS	20,210	20,210
Total assets	$4,278,459	$4,106,715

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$492,197	$532,657
Accrued compensation	220,754	138,042
Other accrued liabilities	497,495	462,489
Total current liabilities	1,210,446	1,133,188

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized, 6,367,146 (June 30, 2005) and 6,313,146 (Mar. 31, 2005) shares outstanding	18,900,726	18,824,935
Accumulated (deficit)	(15,832,713)	(15,851,408)
Total shareholders’ equity	3,068,013	2,973,527
Total liabilities and shareholders’ equity	$4,278,459	$4,106,715

The accompanying notes are an integral part of these condensed financial statements.

ENCISION INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months
	Ended June 30,
	2005	2004

REVENUE, NET	$2,288,628	$1,763,264

COST OF SALES	904,197	747,300
Gross profit	1,384,431	1,015,964
OPERATING EXPENSES:
Sales and marketing	869,263	760,382
General and administrative	260,127	352,845
Research and development	240,792	193,857
Total operating expenses	1,370,182	1,307,084
INCOME (LOSS) FROM OPERATIONS	14,249	(291,120)

OTHER INCOME (EXPENSE):
Interest income	6,408	1,667
Other (expense), net	(1,962)	(1,482)
NET INCOME (LOSS)	$18,695	$(290,935)

NET INCOME (LOSS) PER SHARE:
Basic and diluted net income (loss) per common share	$0.00	$(0.05)

Weighted average shares used in computing basic net income (loss) per common share	6,316,605	5,853,845

Weighted average shares used in computing diluted net income (loss) per common share	6,355,630	5,853,845

The accompanying notes are an integral part of these condensed financial statements.

ENCISION INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months
	Ended June 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$18,695	$(290,935)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities -
Depreciation and amortization	60,401	44,208
Provision for bad debts	6,000	3,000
Inventory reserves	—	5,000
Changes in operating assets and liabilities -
Accounts receivable	(280,702)	104,056
Inventory	(154,977)	(73,414)
Other assets	(31,252)	(85,103)
Accounts payable	(40,460)	17,601
Accrued compensation and other accrued liabilities	117,718	284,405
Net cash provided by (used in) operating activities	(304,577)	8,818
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment	(121,492)	(40,178)
Patent costs	(7,398)	—
Net cash (used in) investing activities	(128,890)	(40,178)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	75,791	84,142
Net cash provided by financing activities	75,791	84,142

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(357,676)	52,782

CASH AND CASH EQUIVALENTS, beginning of period	1,472,385	1,356,607
CASH AND CASH EQUIVALENTS, end of period	$1,114,709	$1,409,389

The accompanying notes are an integral part of these financial statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2005

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

The Company achieved profitable operations in fiscal years 2004 and 2003. However, in each fiscal year prior to 2003 and in the fiscal year 2005, the Company had incurred losses and had an accumulated (deficit) of $(15,832,713) at June 30, 2005. Operations have been financed primarily through issuance of common stock.

During fiscal years 2004 and 2003, the Company achieved annual net income for the first time in its history. The Company’s strategic marketing and sales plan is designed to expand the use of the Company’s products in surgically active hospitals in the United States. Management expects these efforts to result in continued revenue increases for fiscal 2006.

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

The net accounts receivable balance at June 30, 2005 of $1,141,412 included $197,693, or approximately 17%, and from one customer. The net accounts receivable balance at March 31, 2005 of $866,710 included $73,339, or approximately 8%, from one customer.

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

	June 30,	March 31,
	2005	2005
Raw materials	$983,588	$738,850
Finished goods	446,971	536,732
	1,430,559	1,275,582
Less - Reserve for obsolescence	(65,000)	(65,000)
	$1,365,559	$1,210,582

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

Accrued Liabilities

The Company has accrued $150,000 related to warranty claims, $143,136 related to sales commissions and $118,467 related to rent normalization and has included these amounts in accrued liabilities in the accompanying balance sheets as of June 30, 2005.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. SFAS No. 109 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized. During fiscal year 2005, no tax benefit was obtained from the Company’s loss. As a result, no tax benefit is reflected in the accompanying statements of operations. During the first three months of fiscal year 2006, the Company utilized net operating loss carryforwards to entirely offset its tax liability. As a result, no tax provision is reflected in the accompanying statements of operations. Should the Company achieve sufficient, sustained income in the future, the Company may conclude that some or all of the valuation allowance should be reversed.

Research and Development Expenses

The Company expenses research and development costs for products and processes as incurred.

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations in accounting for stock options granted to employees.  If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company’s net income or loss and pro forma net income or loss per basic and diluted common share for the three months ended June 30, 2005 would have been reported as follows:

Three months ended June 30, 2005
Net Income (Loss)
As Reported	$18,695
Stock-based compensation based upon estimated fair values	(54,209)
Pro forma	$(35,514)
Pro Forma Net Income (Loss) Per Basic and Diluted Common Share
As Reported	$0.00
Pro Forma	$(0.01)

Three months ended June 30, 2004
Net Income (Loss)
As Reported	$(290,935)
Stock-based compensation based upon estimated fair values	(41,647)
Pro forma	$(332,582)
Pro Forma Net Income (Loss) Per Basic and Diluted Common Share
As Reported	$(0.05)
Pro Forma	$(0.06)

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

For the three month period ended June 30, 2005, the Company had financial instruments that could create future dilution to the Company’s common shareholders and are not currently classified as outstanding common shares of the Company. The common stock number is based on specific conversion or issuance assumptions pursuant to the corresponding terms of each instrument. Potential stock issuance excluded from earnings per share because their effect was anti-dilutive was 398,200 for the three months ended June 30, 2005.

Recent Accounting Pronouncements

Inventory Costs

In November 2004, the FASB issued FASB Statement No. 151, which revised ARB No.43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The Company believes this Statement will have no impact on the financial statements of the Company once adopted.

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

Recent Accounting Pronouncements

In May 2005, the FASB issued FASB Statement 154, Accounting Changes and Error Corrections. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. The Company believes this Statement will have no impact on the financial statements of the Company.

(3)                                  COMMITMENTS AND CONTINGENCIES

The Company currently leases its facilities under noncancelable lease agreements through August 14, 2009 at 6797 Winchester Circle, Boulder, Colorado. The minimum future lease payments are as follows:

Year ended March 31,
2005	86,826
2006	154,179
2007	166,930
2008	172,685
2009	65,566
$646,186

On July 23, 2004, the Company resolved a dispute with one of its distributors. The Company had previously notified the distributor that it was in breach of its Distributor Agreement with the Company in several respects, and that if the distributor did not cure the breaches the Agreement could be terminated. The distributor disputed the Company’s position and asserted that the Company had breached the Agreement. The dispute was proceeding in arbitration pursuant to the terms of the Agreement when the parties agreed to settle the matter. As a result of the settlement, the Company paid a total of $201,000, including legal and arbitrator fees, and recognized the related expense during the first quarter of FY 2005. The distributor’s purchases represented approximately 6% of the Company’s revenue in FY 2004.

The Company is subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of the Company’s products and regularly inspects the Company and other manufacturers to determine their compliance with these regulations. As of June 30, 2005 the Company believes it was in substantial compliance with all known regulations. FDA inspections are conducted periodically at the discretion of the FDA. The Company was last inspected in May 2005 and was notified of six potential deficiencies from that inspection, none of which the Company believes to be material.

The results of operations for the quarter ended June 30, 2005 should not be taken as an indication of the results of operations for all or any part of the balance of the year.

(4)                                  BASIS OF PRESENTATION

The condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Annual Report to the Securities and Exchange Commission for the fiscal year ended March 31, 2005, filed on Form 10-KSB on June 29, 2005.

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

The Company has focused its marketing strategies to date on expanding the market awareness of the AEM technology and its broad independent endorsements, and has continued efforts to improve and expand the AEM product line.  Accordingly, the Company is currently focusing on modernizing its accepted AEM instruments to include ergonomics and user functionalities for which surgeons have been expressing a preference. This coincides with the endorsements for AEM technology. Recommendations from the malpractice insurance and medicolegal communities complement the broad clinical endorsements AEM technology has garnered over the past few years. New additions to the AEM product line are planned for introduction in fiscal year 2006.

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

The Company achieved profitable operations in fiscal years 2004 and 2003. However, in each fiscal year prior to 2003 and in the fiscal year 2005, the Company had incurred losses and had an accumulated (deficit) of $(15,832,713) at June 30, 2005. Operations have been financed primarily through issuance of common stock.

During the three months ended June 30, 2005, the Company used $304,577 of cash in its operations and used $121,492 for investments in equipment. As of June 30, 2005, the Company had $1,114,709 in cash and cash equivalents available to fund future operations, a decrease of $357,676 from March 31, 2005. The Company’s working capital was $2,545,636 at June 30, 2005.

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

Outlook

Installed Base of AEM Monitoring Equipment:  The Company believes that the installed base of AEM monitors has the potential for increasing as the inherent risks associated with monopolar laparoscopic electrosurgery become more widely acknowledged and as the Company focuses on increasing its sales efficiency. The Company expects that the replacement sales of electrosurgical instruments and accessories will increase as additional hospitals adopt AEM technology. The Company believes that the efforts to improve the quality of sales representatives carrying the AEM product line, along with increased marketing efforts and the introduction of next generation products, may provide the basis for increased revenue and returning to profitable operations. However these measures, or any others that the Company may adopt, may not result in either increased revenue or returning to profitable operations. Furthermore, the Company’s next generation products are in the early stages of development. It is anticipated that some of these products will be available for sale during the second half of fiscal year 2006.

Possibility of Continued Operating Losses:  The Company achieved profitable operations in fiscal years 2004 and 2003. However, in each fiscal year prior to 2003 and in the fiscal year 2005 the Company had incurred losses and had an accumulated (deficit) of $(15,832,713) at June 30, 2005. The Company has made significant strides toward improving its operating results. Approximately $423,000 of cash was used in the Company’s activities in fiscal 2005. Due to the ongoing need to develop, optimize and train the direct sales managers and the independent sales representative network, the need to support development of refinements to our product line and the need to increase sustained revenues to a level adequate to cover fixed and variable operating costs, the Company may operate at a net loss from time to time.

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

Results of Operations

For the three months ended June 30, 2005 compared to the three months ended June 30, 2004.

Net revenue.  Revenue for the quarter ended June 30, 2005, was $2,288,628, compared to $1,763,264 for the quarter ended June 30, 2004, an increase of 30%. The increase is attributable to new hospital accounts and favorable trends in the mix of disposable products using our AEM technology, partially offset by business lost from hospitals that previously changed to AEM technology. The Company opened twelve new hospital accounts to AEM technology in the three months ended June 30, 2005 versus seven new hospital accounts for AEM technology in the three months ended June 30, 2004. New hospital prospects remain strong and we have seen an increased rate of new hospital accounts during the past three months. While it will take a number of months before new sales managers and independent sales representatives generate new hospital accounts, the combination of the new additions is intended to provide the field focus necessary to achieve market gains.

Gross profit.  The gross profit for the quarter ended June 30, 2005 of $1,384,431 increased by 36% from the quarter ended June 30, 2004 gross profit of $1,015,964. Gross profit as a percentage of revenue (gross margin) increased from 58% for the quarter ended June 30, 2004 to 60% in the quarter ended June 30, 2005. The increase in gross margin was primarily the result of additional absorption of manufactured and assembled costs due to higher levels of production and sales, and reduced inventory costs compared with one year ago. For the three months ended June 30, 2005, the Company provided $24,674 in AEM monitors at no charge to newly changed hospitals as part of a sales incentive program.

Sales and marketing expenses.  Sales and marketing expenses of $869,263 for the quarter ended June 30, 2005 increased by 14% compared to $760,382 for the quarter ended June 30, 2004. The increase was a result of compensation for increased sales employees, increased commissions as a result of higher revenue and travel cost. Increased sales and marketing expenses were reduced by reduced sales samples cost. Sales and marketing expenses for the quarter ended June 30, 2004 included costs related to resolution of an arbitration dispute. On July 23, 2004, the Company resolved a dispute with one of its distributors. The Company had previously notified the distributor that it was in breach of its Distributor Agreement with the Company in several respects, and that if the distributor did not cure the breaches the Agreement could be terminated. The distributor disputed the Company’s position and asserted that the Company had breached the Agreement. The dispute was proceeding in arbitration pursuant to the terms of the Agreement when the parties agreed to settle the matter. As a result of the settlement, the Company paid a total of $201,000, including legal and arbitrator fees, and recognized the related expense during the first quarter of FY 2005.

General and administrative expenses.  General and administrative expenses of $260,127 for the quarter ended June 30, 2005 decreased by 26% compared to $352,845 for the quarter ended June 30, 2004. The decrease is the result of decreases in legal and tax fees compared with one year ago.

Research and development expenses.  Research and development expenses of $240,792 for the quarter ended June 30, 2005 increased by 24% compared to $193,857 for the quarter ended June 30, 2004. The increase is a result of increases in compensation for additional employees and test and prototype material costs to support development of refinements to our product line.

Net income (loss).  Net income of $18,695 for the quarter ended June 30, 2005 compared to a net loss of $(290,935) for the quarter ended June 30, 2004. The net income was a result of increased revenue and increased gross margin and was reduced by an increase in total operating expenses, as explained above, that increased at a lower percentage than the percentage increase of revenue.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by sales of common stock and warrants to purchase the Company’s common stock, which totaled $18,900,726 through June 30, 2005, and, to a lesser degree, funds provided by sales of the Company’s products.

The Company’s operations used $304,577 of cash in the three months ended June 30, 2005 on sales of $2,288,628. Prior to fiscal 2003 and in fiscal 2005, the use of cash in our operations resulted primarily from the funding of the Company’s annual net losses. These amounts of cash generated from and used in operations are not indicative of the expected cash to be generated from or used in operations in fiscal year 2006 (“FY 06”). As of June 30, 2005, the Company had $1,114,709 in cash and cash equivalents available to fund future operations. Working capital was $2,545,636 at June 30, 2005 compared to $2,519,639 at March 31, 2005. Current liabilities were $1,210,446 at June 30, 2005, compared to $1,133,188 at March 31, 2005.

The Company has a lease for its facilities under noncancelable lease agreements through August 14, 2009. The minimum future lease payments are as follows:

Year ended March 31,
2006	86,826
2007	154,179
2008	166,930
2009	172,685
2010	65,566
$646,186

Capital expenditures in the three months ended June 30, 2005 ($121,492) include the capitalization ($24,674) of AEM monitors placed in hospitals under various promotional programs. Placing Company-owned AEM monitors into hospitals at no charge to facilitate their use of AEM instruments is an initiative to accelerate new hospital accounts to AEM instruments. Under these promotional programs the Company maintains ownership of the AEM monitor and the cost is capitalized and depreciated as cost of sales over the projected five year life of the asset.

The Company’s FY 06 operating plan is focused on increasing new hospital accounts to AEM products, retaining existing hospital customers, growing revenue, increasing gross profits and conserving cash. The Company also is investing in research and development efforts to develop next generation versions of the AEM product line. The Company can not predict with certainty the expected revenue, gross profit, net income or loss and usage of cash and cash equivalents for FY 06. However, management believes that its cash resources will be sufficient to fund its operations for at least the next twelve months under its current operating plan. If management is unable to manage the Company’s business operations in line with budget expectations, it could have a material adverse effect on the Company’s business viability, financial position, results of operations and cash flows. Further, if the Company is not successful in sustaining profitability and remaining at least cash flow break-even, additional capital may be required to maintain ongoing operations.

The Company believes the unique performance of the AEM technology and its breadth of independent endorsements provides an opportunity for continued market share growth. The Company believes that the market awareness of the AEM technology and its endorsements is continually improving and that this will benefit the sales efforts in FY 06. The Company believes that the Company entered FY 06 having achieved improvements in the clinical credibility of its technology. The Company’s objective in the remainder of FY 06 is to maintain expense controls while optimizing sales execution in the field, expand market awareness of the AEM technology and maximize the number of additional hospital accounts to AEM instruments, while retaining existing hospital customers. In addition, acceptance of AEM products depends on surgeons’ preference for our instruments, which depends on factors such as ergonomics and ease of use in addition to our technological advantage. If surgeons prefer other instruments to ours due to these factors, our business results will suffer.

Income Taxes

As of March 31, 2005, net operating loss carryforwards totaling approximately $16,100,000 are available to reduce taxable income in the future. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the fiscal year ended March 31, 2008. The Company has not paid income taxes since its inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year, if certain events occur, including changes in ownership interests. The Company has established a valuation allowance for the entire amount of its deferred tax asset since inception due to its history of losses. Should the Company achieve sufficient, sustained income in the future, the Company may conclude that some or all of the valuation allowance should be reversed. If some or all of the valuation allowance were reversed, then, to the extent of the reversal, a tax benefit would be recognized which would result in an increase to income.

Contractual Obligations

Aside from its operating lease commitments, the Company does not have any material contractual commitments requiring settlement in the future.

At June 30, 2005, the Company’s commitments under these obligations were as follows:

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

3.                                      We may need additional funding to support our operations. We were formed in 1991 and have incurred losses of over $15.8 million since that date. We have primarily financed research, development and operational activities with sales of our common stock. At June 30, 2005, we had $1,114,709 in cash available to fund future operations. We may have profitable operations in FY 2006 but there is no guarantee we will do so. We may find that investment in sales and marketing initiatives, merited by market opportunity, may result in the Company operating at a net loss from quarter to quarter. We may also find ourselves at a competitive disadvantage due to our constrained liquidity.

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

11.                               Our common stock is thinly traded, the prices at which it trades are volatile and the buying or selling actions of a few shareholders may adversely affect our stock price.  As of June 30, 2005, we had a public float, which is defined as shares outstanding minus shares held by our officers, directors, or holders of greater than 5% of our outstanding common stock, of 2,907,405 shares or 46% of the outstanding common stock. The average number of shares traded in any given day over the past year has been relatively small compared to the public float. Thus, the actions of a few shareholders either buying or selling shares of our common stock may adversely affect the price of the shares. Historically, thinly traded securities such as our common stock have experienced extreme price and volume fluctuations that do not necessarily relate to operating performance.

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

13.                               We depend on revenue from some major stocking distributors.  We utilize a small number of stocking distributors, which sell AEM products to multiple hospital customers. For the quarter ended June 30, 2005, we generated revenue of $180,086 (8%) from one of these distributors. This distributor was the same party with whom we were in a dispute, resulting in the settlement that is described elsewhere. A loss of ongoing revenue from a major stocking distributor could have a material adverse effect on our revenues and cash flows. Major stocking distributors may terminate their distribution relationship with us with little or no notice. Distributors may sell other product lines, that may overlap or compete with our AEM products.

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

(a) The Company has carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14c of the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded as of June 30, 2005 that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company under the Exchange Act was recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms.

(b) There were no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of the evaluation discussed above, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures or internal control over financial reporting requiring corrective actions. As a result no corrective actions were taken.

PART II.                                                OTHER INFORMATION

ITEM 6  -                                           EXHIBITS

31.1        Certification of Chief Executive Officer under Rule 13a-14(a)

31.2        Certification of Principal Financial and Accounting Officer under Rule 13a-14(a)

32.1        Certification of Periodic Reports pursuant to Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Encision has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Title	Date

/s/ Marcia McHaffie	Controller	August 12, 2005
Marcia McHaffie	Principal Accounting Officer &
Principal Financial Officer