Form 10QSB
period 2005-09-30
ENCISION INC
filed 2005-11-14
CIK 930775

U. S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

☒                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

For the transition period from                     to

Commission file number     0-28604

ENCISION INC.

(Exact name of small business issuer as specified in its charter)

Colorado	84-1162056
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

Yes  ☒  No  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, No par value	6,397,646 Shares
Class	(outstanding at October 31, 2005)

Transitional Small Business Disclosure Format

Yes  ☐ No ☒

ENCISION INC.

FORM 10-QSB

For the Quarter Ended September 30, 2005

PART I                  FINANCIAL INFORMATION

ITEM 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

ENCISION INC.

CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2005	2005
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$832,186	$1,472,385
Accounts receivable, net of allowance for doubtful accounts of $54,500 and $19,000, respectively	1,119,812	866,710
Inventory, net of reserve for obsolescence of $65,000 and $65,000, respectively	1,417,740	1,210,582
Prepaid expenses	88,874	103,150
Total current assets	3,458,612	3,652,827

EQUIPMENT, at cost:
Furniture, fixtures and equipment	968,325	860,352
Customer-site equipment	588,224	540,692
Less - accumulated depreciation	(1,177,425)	(1,085,130)
Equipment, net	379,124	315,914
PATENTS, net of accumulated amortization of $86,261 and $80,183, respectively	157,298	117,764
OTHER ASSETS	23,158	20,210
Total assets	$4,018,192	$4,106,715
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$368,948	$532,657
Accrued compensation	207,109	138,042
Other accrued liabilities	528,281	462,489
Total current liabilities	1,104,338	1,133,188

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized, 6,377,646 (September 30, 2005) and 6,313,146 (Mar. 31, 2005) shares outstanding	18,908,073	18,824,935
Accumulated (deficit)	(15,994,219)	(15,851,408)
Total shareholders’ equity	2,913,854	2,973,527
Total liabilities and shareholders’ equity	$4,018,192	$4,106,715

The accompanying notes are an integral part of these condensed financial statements.

ENCISION INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,
	2005	2004

REVENUE, NET	$2,302,454	$2,065,949

COST OF SALES	925,618	870,547
Gross profit	1,376,836	1,195,402

OPERATING EXPENSES:
Sales and marketing	930,285	718,550
General and administrative	343,618	337,441
Research and development	263,511	196,554
Total operating expenses	1,537,414	1,252,545
(LOSS) FROM OPERATIONS	(160,578)	(57,143)

OTHER INCOME (EXPENSE):
Interest income	6,765	2,728
Other (expense), net	(7,693)	(2,001)
NET (LOSS)	$(161,506)	$(56,416)
NET (LOSS) PER SHARE:
Basic and diluted net (loss) per common share	$(0.03)	$(0.01)

Weighted average shares used in computing basic and diluted net (loss) per common share	6,370,926	6,123,166

The accompanying notes are an integral part of these condensed financial statements.

ENCISION INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ended September 30,
	2005	2004

REVENUE, NET	$4,591,082	$3,829,213

COST OF SALES	1,829,816	1,617,847
Gross profit	2,761,266	2,211,366
OPERATING EXPENSES:
Sales and marketing	1,799,548	1,478,932
General and administrative	603,745	690,286
Research and development	504,303	390,411
Total operating expenses	2,907,596	2,559,629
(LOSS) FROM OPERATIONS	(146,330)	(348,263)

OTHER INCOME (EXPENSE):
Interest income	13,172	4,395
Other (expense), net	(9,653)	(3,483)
NET (LOSS)	$(142,811)	$(347,351)

NET (LOSS) PER SHARE:
Basic and diluted net (loss) per common share	$(0.02)	$(0.06)

Weighted average shares used in computing basic and diluted net (loss) per common share	6,343,914	5,989,241

The accompanying notes are an integral part of these condensed financial statements.

ENCISION INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended September 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(142,811)	$(347,351)
Adjustments to reconcile net (loss) to net cash (used in) operating activities -
Depreciation and amortization	98,373	91,204
Provision for bad debts	35,500	16,000
Inventory reserves	—	(20,000)
Changes in operating assets and liabilities -
Accounts receivable	(288,602)	(128,309)
Inventory	(207,158)	(1,026)
Other assets	11,328	(73,006)
Accounts payable	(163,709)	68,409
Accrued compensation and other accrued liabilities	134,859	57,920
Net cash (used in) operating activities	(522,220)	(336,159)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment	(155,505)	(82,441)
Patent costs	(45,612)	—
Net cash (used in) investing activities	(201,117)	(82,441)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	83,138	484,047
Net cash provided by financing activities	83,138	484,047

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(640,199)	65,447

CASH AND CASH EQUIVALENTS, beginning of period	1,472,385	1,356,607
CASH AND CASH EQUIVALENTS, end of period	$832,186	$1,422,054

The accompanying notes are an integral part of these financial statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

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

The Company achieved profitable operations in fiscal years 2004 and 2003. However, in each fiscal year prior to 2003 and in the fiscal year 2005, the Company had incurred losses and had an accumulated deficit of $15,994,219 at September 30, 2005. Operations have been financed primarily through issuance of common stock.

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

The net accounts receivable balance at September 30, 2005 of $1,119,812 included $77,005, or approximately 7% from two customers. The net accounts receivable balance at March 31, 2005 of $866,710 included $73,339, or approximately 8%, from one customer.

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

	September 30,	March 31,
	2005	2005

Raw materials	$948,855	$738,850
Finished goods	533,885	536,732
	1,482,740	1,275,582
Less - Reserve for obsolescence	(65,000)	(65,000)
	$1,417,740	$1,210,582

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

Accrued Liabilities

The Company has accrued $177,000 related to warranty claims, $79,922 related to sales commissions and $128,430 related to rent normalization and has included these amounts in accrued liabilities in the accompanying balance sheets as of September 30, 2005.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. SFAS No. 109 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized. During fiscal year 2005, no tax benefit was obtained from the Company’s loss. As a result, no tax benefit is reflected in the accompanying statements of operations. During the first six months of fiscal year 2006, no tax benefit was obtained from the Company’s loss. As a result, no tax benefit is reflected in the accompanying statements of operations. Should the Company achieve sufficient, sustained income in the future, the Company may conclude that some or all of the valuation allowance should be reversed.

Research and Development Expenses

The Company expenses research and development costs for products and processes as incurred.

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations in accounting for stock options granted to employees.  If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company’s net income or loss and pro forma net income or loss per basic and diluted common share for the three months ended September 30, 2005 would have been reported as follows:

Three months ended September 30, 2005
Net (Loss)
As Reported	$(161,506)
Stock-based compensation based upon estimated fair values	(55,739)
Pro forma	$(217,245)
Pro Forma Net (Loss) Per Basic and Diluted Common Share
As Reported	$(0.03)
Pro Forma	$(0.03)

Three months ended September 30, 2004
Net (Loss)
As Reported	$(56,416)
Stock-based compensation based upon estimated fair values	(36,548)
Pro forma	$(92,964)
Pro Forma Net (Loss) Per Basic and Diluted Common Share
As Reported	$(0.01)
Pro Forma	$(0.02)

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

For the six month period ended September 30, 2005, the Company had currently-exercisable stock options outstanding that could create future dilution to the Company’s common shareholders and are not currently classified as outstanding common shares of the Company. The common stock number is based on specific conversion or issuance assumptions pursuant to the corresponding terms of each instrument. Potential stock issuance excluded from earnings per share because their effect was anti-dilutive was 536,717 for the six months ended September 30, 2005.

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

Accounting Changes and Error Corrections

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
$646,186

The Company is subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of the Company’s products and regularly inspects the Company and other manufacturers to determine their compliance with these regulations. As of September 30, 2005 the Company believes it was in substantial compliance with all known regulations. FDA inspections are conducted periodically at the discretion of the FDA. The Company was last inspected in May 2005 and was notified of six potential deficiencies from that inspection, none of which the Company believes to be material.

The results of operations for the quarter ended September 30, 2005 should not be taken as an indication of the results of operations for all or any part of the balance of the year.

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

The Company has focused its marketing strategies to date on expanding the market awareness of the AEM technology and its broad independent endorsements, and has continued efforts to improve and expand the AEM product line. Accordingly, the Company is currently focusing on modernizing its accepted AEM instruments to include ergonomics and user functionalities for which surgeons have been expressing a preference. The Company recently announced enTouch™, an ergonomically-designed handle for its articulating instruments, and further new additions to the AEM product line are planned for introduction in fiscal year 2007.

When a hospital changes to AEM technology it provides recurring revenue to the Company from sales of replacement instruments. Management believes that there is no directly competing technology to supplant AEM products once the hospital has changed. The replacement market of reusable and disposable AEM products in changed hospitals represents over 90% of Encision’s revenue over the past six months and this revenue stream is expected to grow as the base of newly changed hospitals continues to grow. In addition, the Company intends to develop disposable versions of more of its AEM products in order to meet market demands and expand the Company’s revenue opportunities.

The Company achieved profitable operations in fiscal years 2004 and 2003. However, in each fiscal year prior to 2003 and in the fiscal year 2005, the Company incurred losses and had an accumulated deficit of $15,994,219 at September 30, 2005. Operations have been financed primarily through issuance of common stock.

During the six months ended September 30, 2005, the Company used $522,220 of cash in its operations and used $155,505 for investments in equipment. As of September 30, 2005, the Company had $832,186 in cash and cash equivalents available to fund future operations, a decrease of $640,199 from March 31, 2005. The Company’s working capital was $2,354,274 at September 30, 2005.

Historical Perspective

The Company was organized in 1991 and spent several years developing the AEM monitoring system and protective sheaths to adapt to conventional electrosurgical instruments. During this period, the Company conducted product trials and applied for patents with the United States Patent Office and with international patent agencies. Patents were issued in 1994, 1996, 1997, 1998 and 2002.

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

The launch of an expanded line of AEM Laparoscopic Instruments was accomplished over the past two years. The Company is now turning its focus to developing next generation versions of its AEM instruments to better meet market demands, particularly demand for improved ergonomics and simplified user functionalities. This coincides with the independent endorsements for AEM technology. Recommendations from the malpractice insurance and medicolegal communities complement the broad clinical endorsements AEM technology has garnered over the past few years. The Company recently announced the introduction of enTouch, an ergonomically-designed handle for its articulating instruments, and further new additions to the AEM product line are planned for introduction in fiscal year 2007.

Outlook

Installed Base of AEM Monitoring Equipment:  The Company believes that the installed base of AEM monitors has the potential for increasing as the inherent risks associated with monopolar laparoscopic electrosurgery become more widely acknowledged and as the Company focuses on increasing its sales efficiency. The Company expects that the replacement sales of electrosurgical instruments and accessories will increase as additional hospitals adopt AEM technology. The Company believes that the efforts to improve the quality of sales representatives carrying the AEM product line, along with increased marketing efforts and the introduction of next generation products, may provide the basis for increased revenue and returning to profitable operations. However these measures, or any others that the Company may adopt, may not result in either increased revenue or returning to profitable operations. Furthermore, most of the Company’s next generation products are in the early stages of development.Further additions to the AEM product line are planned for introduction in fiscal year 2007.

The Company believes the unique performance of the AEM technology and its breadth of independent endorsements provides an opportunity for continued market share growth. The Company believes that market awareness and clinical credibility of the AEM technology, as well as awareness of its endorsements is continually improving and that this will benefit the Company’s sales efforts for the remainder of fiscal 2006. The Company’s objective in the remainder of fiscal 2006 is to maintain expense controls while optimizing sales execution in the field, expand market awareness of the AEM technology and maximize the number of additional hospital accounts to AEM instruments, while retaining existing hospital customers. In addition, acceptance of AEM products depends on surgeons’ preference for the Company’s instruments, which depends on factors such as ergonomics and ease of use in addition to the technological advantage of AEM products. If surgeons prefer other instruments to the Company’s, the Company’s business results will suffer.

Possibility of Continued Operating Losses:  The Company achieved profitable operations in fiscal years 2004 and 2003. However, in fiscal years prior to 2003 and in the fiscal year 2005 the Company incurred losses and had an accumulated deficit of $15,994,219 at September 30, 2005. The Company has made significant strides toward improving its operating results. Due to the ongoing need to develop, optimize and train the direct sales managers and the independent sales representative network, the need to support development of refinements to the Company’s product line and the need to increase sustained revenues to a level adequate to cover fixed and variable operating costs, the Company may operate at a net loss from time to time.

Revenue Growth:  The Company expects to generate increased revenue in the U.S. from sales to new hospital customers and expanded sales in existing hospitals as the network of direct and independent sales representatives become more efficient. The Company believes that the visibility and credibility of the independent clinical endorsements for AEM technology will contribute to new hospital accounts and increased revenues in fiscal 2006. The Company also expects that supplier agreements with Novation and Premier, which together represent over 3,000 U.S. hospitals will expose more hospitals to the benefits of AEM technology and may stimulate new hospital accounts and increased revenues. The Company also expects to increase market share gains through promotional programs of placing Company-owned AEM monitors at no charge into hospitals that commit to standardize on AEM instruments. However all of these efforts to increase market share and grow revenues will depend in part on the Company’s ability to expand the efficiency and effective coverage range of its direct and independent sales representatives.

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

Research and Development Expenses: Research and development expenses are expected to increase modestly to support development of refinements to our AEM product line, further expanding the instrument options for the surgeon. Further additions to the AEM product line are planned for introduction in fiscal year 2007.

Results of Operations

For the three months ended September 30, 2005 compared to the three months ended September 30, 2004.

Net revenue.  Revenue for the quarter ended September 30, 2005, was $2,302,454, compared to $2,065,949 for the quarter ended September 30, 2004, an increase of 11%. The increase is attributable to new hospital accounts and favorable trends in the mix of disposable products using our AEM technology, partially offset by business lost from hospitals that previously changed to AEM technology. The Company opened 12 new hospital accounts to AEM technology in the three months ended September 30, 2005 versus eight new hospital accounts for AEM technology in the three months ended September 30, 2004. New hospital prospects remain strong and we have seen an increased rate of new hospital accounts during the past three months. We have added new sales managers and independent sales representatives in an effort to capitalize on identified market opportunities. It will take a number of months before new sales managers and new independent sales representatives generate new hospital accounts, but we expect that the combination of these new additions will provide the focus that is needed to achieve market gains.

Gross profit.  Gross profit for the quarter ended September 30, 2005 of $1,376,836 increased by 15% from the quarter ended September 30, 2004 gross profit of $1,195,402. Gross profit as a percentage of revenue (gross margin) increased from 58% for the quarter ended September 30, 2004 to 60% in the quarter ended September 30, 2005. The increase in gross margin was primarily the result of additional absorption of manufactured and assembled costs due to higher levels of production and sales, and reduced inventory costs compared with one year ago. For the three months ended September 30, 2005, the Company provided $22,858 in AEM monitors at no charge to newly changed hospitals as part of a sales incentive program.

Sales and marketing expenses.  Sales and marketing expenses of $930,285 for the quarter ended September 30, 2005 increased by 29% compared to $718,550 for the quarter ended September 30, 2004. The increase was a result of compensation for increased sales employees, increased commissions as a result of higher revenue and increased marketing costs for the launch of our new handle, enTouch. Increased sales and marketing expenses were reduced by reduced sales samples cost.

General and administrative expenses.  General and administrative expenses of $343,618 for the quarter ended September 30, 2005 increased by 2% compared to $337,441 for the quarter ended September 30, 2004. The increase is the result of an increase in bad debt expense compared with one year ago.

Research and development expenses.  Research and development expenses of $263,511 for the quarter ended September 30, 2005 increased by 34% compared to $196,554 for the quarter ended September 30, 2004. The increase is a result of increases in compensation for additional employees, inventory usage costs and outside services to support development of refinements to our product line.

Net loss.  Net loss was $(161,506) for the quarter ended September 30, 2005 compared to a net loss of $(56,416) for the quarter ended September 30, 2004. The net loss was a result of increased revenue and increased gross margin that was reduced by an increase in total operating expenses, as explained above, that increased at a higher percentage than the percentage increase of revenue.

For the six months ended September 30, 2005 compared to the six months ended September 30, 2004.

Net revenue.  Revenue for the six months ended September 30, 2005, was $4,591,082, compared to $3,829,213 for the six months ended September 30, 2004, an increase of 20%. The increase is attributable to new hospital accounts and favorable trends in the mix of disposable products using our AEM technology, partially offset by business lost from hospitals that previously changed to AEM technology. The Company opened 24 new hospital accounts to AEM technology in the six months ended September 30, 2005 versus 15 new hospital accounts for AEM technology in the six months ended September 30, 2004.

Gross profit.  The gross profit for the six months ended September 30, 2005 of $2,761,266 increased by 25% from the six months ended September 30, 2004 gross profit of $2,211,366. Gross profit as a percentage of revenue (gross margin) increased from 58% for the six months ended September 30, 2004 to 60% in the six months ended September 30, 2005. The increase in gross margin was primarily the result of additional absorption of manufactured and assembled costs due to higher levels of production and sales, and reduced inventory costs compared with one year ago. For the six months ended September 30, 2005, the Company provided $47,532 in AEM monitors at no charge to newly changed hospitals as part of a sales incentive program.

Sales and marketing expenses.  Sales and marketing expenses of $1,799,548 for the six months ended September 30, 2005 increased by 22% compared to $1,478,932 for the six months ended September 30, 2004. The increase was a result of compensation for increased sales employees, increased commissions as a result of higher revenue and increased marketing costs for the launch of our new handle, enTouch. Increased sales and marketing expenses were reduced by reduced sales samples cost. Sales and marketing expenses for the six months ended September 30, 2004 included costs related to the Company’s resolution of an arbitration dispute with one of its distributors on July 23, 2004.. The Company had previously notified the distributor that it was in breach of its Distributor Agreement with the Company in several respects, and that if the distributor did not cure the breaches the Agreement could be terminated. The distributor disputed the Company’s position and asserted that the Company had breached the Agreement. The dispute was proceeding in arbitration pursuant to the terms of the Agreement when the parties agreed to settle the matter. As a result of the settlement, the Company paid a total of $201,000, including legal and arbitrator fees, and recognized the related expense during the first quarter of FY 2005

General and administrative expenses.  General and administrative expenses of $603,745 for the six months ended September 30, 2005 decreased by 13% compared to $690,286 for the six months ended September 30, 2004. The decrease is the result of decreases in legal and tax fees compared with one year ago.

Research and development expenses.  Research and development expenses of $504,303 for the six months ended September 30, 2005 increased by 29% compared to $390,411 for the six months ended September 30, 2004. The increase is a result of increases in compensation for additional employees, inventory usage costs and outside services to support development of refinements to our product line.

Net loss.  Net loss was $(142,811) for the six months ended September 30, 2005 compared to a net loss of $(347,351) for the six months ended September 30, 2004. The net loss was a result of an increase in total operating expenses, as explained above, that increased at a higher percentage than the percentage increase of revenue.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by sales of common stock and warrants to purchase the Company’s common stock, which totaled $18,908,073 through September 30, 2005, and, to a lesser degree, funds provided by sales of the Company’s products.

The Company’s operations used $522,220 of cash in the six months ended September 30, 2005 on sales of $4,591,082. Prior to fiscal 2003 and in fiscal 2005, the use of cash in our operations resulted primarily from the funding of the Company’s annual net losses. These amounts of cash generated from and used in operations are not indicative of the expected cash to be generated from or used in operations in fiscal year 2006 (“FY 06”). As of September 30, 2005, the Company had $832,186 in cash and cash equivalents available to fund future operations. Working capital was $2,354,274 at September 30, 2005 compared to $2,519,639 at March 31, 2005. Current liabilities were $1,104,338 at September 30, 2005, compared to $1,133,188 at March 31, 2005.

The Company has a lease for its facilities under noncancelable lease agreements through August 14, 2009. The minimum future lease payments are as follows:

Year ended March 31,
2006	86,826
2007	154,179
2008	166,930
2009	172,685
2010	65,566
$646,186

Capital expenditures in the six months ended September 30, 2005 ($155,505) include the capitalization ($47,532) of AEM monitors placed in hospitals under various promotional programs. Placing Company-owned AEM monitors into hospitals at no charge to facilitate their use of AEM instruments is an initiative to accelerate new hospital accounts to AEM instruments. Under these promotional programs the Company maintains ownership of the AEM monitor and the cost is capitalized and depreciated as cost of sales over the projected five year life of the asset.

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

At September 30, 2005, the Company’s commitments under these obligations were as follows:

Operating Leases
Year ended March 31,
2006	86,826
2007	154,179
2008	166,930
2009	172,685
2010	65,566
$646,186

Critical Accounting Policies and Estimates

The Company’s critical accounting policies have not changed from those reported in the Company’s annual report on Form 10-KSB for  the year ended March 31, 2005.

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

3.         We may need additional funding to support our operations. We were formed in 1991 and have incurred losses of $16 million since that date. We have primarily financed research, development and operational activities with sales of our common stock. At September 30, 2005, we had $832,186 in cash available to fund future operations. We may have profitable operations in FY 2006 but there is no guarantee we will do so. We may find that investment in sales and marketing initiatives, merited by market opportunity, may result in the Company operating at a net loss from quarter to quarter. We may also find ourselves at a competitive disadvantage due to our constrained liquidity.

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

11.      Our common stock is thinly traded, the prices at which it trades are volatile and the buying or selling actions of a few shareholders may adversely affect our stock price.  As of September 30, 2005, we had a public float, which is defined as shares outstanding minus shares held by our officers, directors, or holders of greater than 5% of our outstanding common stock, of 2,922,105 shares or 46% of the outstanding common stock. The average number of shares traded in any given day over the past year has been relatively small compared to the public float. Thus, the actions of a few shareholders either buying or selling shares of our common stock may adversely affect the price of the shares. Historically, thinly traded securities such as our common stock have experienced extreme price and volume fluctuations that do not necessarily relate to operating performance. In addition, as of September 30, 2005, Vern D. Kornelsen, one of our directors, and an entity controlled by Mr. Kornelsen owned an aggregate of 1,878,443 shares of our common stock, or approximately 29% of our common stock outstanding. As a result, Mr. Kornelsen may be able to exert substantial influence over matters requiring action by our shareholders, and in the event Mr. Kornelsen were to elect to sell some or all of the common stock he controls, it could have a significant adverse effect on the price of our common stock.

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

(a) The Company has carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14c of the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Principal Accounting and Financial Officer concluded as of September 30, 2005 that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company under the Exchange Act was recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms.

(b) During the quarter ended September 30, 2005, there were no changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures or internal control over financial reporting requiring corrective actions. As a result no corrective actions were taken.

PART II.                                                OTHER INFORMATION

ITEM 4                                                        Submission of Matters to a Vote of Security Holders

(i)                                     The following person were elected director of Encision Inc. for terms expiring in 2006:

	Votes For	Votes Withheld

Bruce L. Arfmann	5,362,426	463,375
Robert H. Fries	5,370,205	455,666
Vern D. Kornelsen	5,234,270	591,601
David W. Newton	5,360,044	465,827
Roger C. Odell	5,257,084	568,787
John R. Serino	5,360,544	465,327
George A. Stewart	5,362,491	463,380

(ii)                                  Ratification of appointment of Gordon, Hughes & Banks, LLP to serve as Company’s Independent Auditors in 2006:

Votes for	5,811,287
Votes against	6,000
Abstentions	8,584

ITEM 6  -                                           EXHIBITS

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)
31.2	Certification of Principal Financial and Accounting Officer under Rule 13a-14(a)
32.1	Certification of Periodic Reports pursuant to Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Encision has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Title	Date

/s/ Marcia McHaffie	Controller	November 11, 2005
Marcia McHaffie	Principal Accounting Officer &
Principal Financial Officer