Form 10QSB
period 2005-12-31
ENCISION INC
filed 2006-02-13
CIK 930775

U. S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Yes      ☒      No      ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      ☐      No      ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, No par value	6,398,146 Shares
Class	(outstanding at January 31, 2006)

Transitional Small Business Disclosure Format

Yes      ☐      No      ☒

ENCISION INC.

FORM 10-QSB

For the Quarter Ended December 31, 2005

INDEX

PART I.	UNAUDITED FINANCIAL INFORMATION

ITEM 1	-	Condensed Interim Financial Statements:
	-	Condensed Balance Sheets as of December 31, 2005 and March 31, 2005
	-	Condensed Statements of Operations for the Three Months Ended December 31, 2005 and 2004
	-	Condensed Statements of Operations for the Nine Months Ended December 31, 2005 and 2004
	-	Condensed Statements of Cash Flows for the Nine Months Ended December 31, 2005 and 2004
	-	Notes to Condensed Interim Financial Statements

ITEM 2	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3	-	Controls and Procedures

PART II.	OTHER INFORMATION

ITEM 6	-	Exhibits

SIGNATURE

PART I		FINANCIAL INFORMATION

ITEM 1	–	CONDENSED INTERIM FINANCIAL STATEMENTS

ENCISION INC.

CONDENSED BALANCE SHEETS

	December 31, 2005	March 31, 2005
	(unaudited)	(audited)
ASSETS
Cash and cash equivalents	$725,847	$1,472,385
Accounts receivable, net of allowance for doubtful accounts of $50,500 and $19,000, respectively	1,006,946	866,710
Inventory, net of reserve for obsolescence of $45,000 and $65,000, respectively	1,625,892	1,210,582
Prepaid expenses	138,396	103,150
Total current assets	3,497,081	3,652,827
EQUIPMENT, at cost:
Furniture, fixtures and equipment	969,060	860,352
Customer-site equipment	589,199	540,692
Less - accumulated depreciation	(1,209,500)	(1,085,130)
Equipment, net	348,759	315,914
PATENTS, net of accumulated amortization of $89,300 and $80,183, respectively	154,869	117,764
OTHER ASSETS	23,483	20,210
Total assets	$4,024,192	$4,106,715

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$491,943	$532,657
Accrued compensation	130,927	138,042
Other accrued liabilities	628,409	462,489
Total current liabilities	1,251,279	1,133,188

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized, 6,398,146 (December 31, 2005) and 6,313,146 (Mar. 31, 2005) shares outstanding	18,920,885	18,824,935
Accumulated (deficit)	(16,147,972)	(15,851,408)

Total shareholders’ equity	2,772,913	2,973,527

Total liabilities and shareholders’ equity	$4,024,192	$4,106,715

The accompanying notes are an integral part of these condensed financial statements.

ENCISION INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31,
	2005	2004

REVENUE, NET	$2,116,936	$2,097,841

COST OF SALES	851,478	913,728
Gross profit	1,265,458	1,184,113

OPERATING EXPENSES:	924,958	799,552
Sales and marketing	280,927	260,367
General and administrative	218,667	267,141
Research and development	1,424,552	1,327,060
Total operating expenses	(159,094)	(142,947)
(LOSS) FROM OPERATIONS

OTHER INCOME (EXPENSE):
Interest income	7,910	4,177
Other (expense), net	(2,569)	(4,548)
NET (LOSS)	$(153,753)	$(143,318)

NET (LOSS) PER SHARE:
Basic and diluted net (loss) per common share	$(0.02)	$(0.02)

Weighted average shares used in computing basic and diluted net (loss) per common share	6,391,389	6,267,474

The accompanying notes are an integral part of these condensed financial statements.

ENCISION INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Nine Months Ended December 31,
	2005	2004

REVENUE, NET	$6,708,017	$5,927,055

COST OF SALES	2,681,293	2,531,576
Gross profit	4,026,724	3,395,479

OPERATING EXPENSES:
Sales and marketing	2,724,507	2,278,484
General and administrative	884,672	950,653
Research and development	722,969	657,552
Total operating expenses	4,332,148	3,886,689
(LOSS) FROM OPERATIONS	(305,424)	(491,210)

OTHER INCOME (EXPENSE):
Interest income	21,081	8,572
Other (expense), net	(12,221)	(8,031)
NET (LOSS)	$(296,564)	$(490,669)

NET (LOSS) PER SHARE:
Basic and diluted net (loss) per common share	$(0.05)	$(0.08)

Weighted average shares used in computing basic and diluted net (loss) per common share	6,359,797	6,082,323

The accompanying notes are an integral part of these condensed financial statements.

ENCISION INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended December 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(296,564)	$(490,669)
Adjustments to reconcile net (loss) to net cash (used in) operating activities -
Depreciation and amortization	133,487	141,213
Provision for bad debts	31,500	(20,500)
Inventory reserves	(20,000)	(15,000)
Changes in operating assets and liabilities -
Accounts receivable	(171,736)	(62,630)
Inventory	(395,310)	(36,609)
Other assets	(38,519)	(59,932)
Accounts payable	(40,714)	38,536
Accrued compensation and other accrued liabilities	158,805	68,687
Net cash (used in) operating activities	(639,051)	(436,904)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment	(157,215)	(116,407)
Patent costs	(46,222)	—
Net cash (used in investing activities)	(203,437)	(116,407)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	95,950	484,047
Net cash provided by financing activities	95,950	484,047

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(746,538)	(69,264)

CASH AND CASH EQUIVALENTS, beginning of period	1,472,385	1,356,607
CASH AND CASH EQUIVALENTS, end of period	$725,847	$1,287,343

The accompanying notes are an integral part of these financial statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2005

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

The Company achieved profitable operations in fiscal years 2004 and 2003. However, in each fiscal year prior to 2003 and in the fiscal year 2005, the Company had incurred losses and had an accumulated deficit of $16,147,972 at December 31, 2005. Operations have been financed primarily through issuance of common stock.

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

The net accounts receivable balance at December 31, 2005 of $1,006,946 included $104,265, or approximately 10% from three customers. The net accounts receivable balance at March 31, 2005 of $866,710 included $73,339, or approximately 8%, from one customer.

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

	December 31, 2005	March 31, 2005

Raw materials	$1,163,902	$738,850
Finished goods	506,990	536,732
	1,670,892	1,275,582
Less - Reserve for obsolescence	(45,000)	(65,000)
	$1,625,892	$1,210,582

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

Accrued Liabilities

The Company has accrued $197,000 related to warranty claims, $119,866 related to sales commissions and $125,202 related to rent normalization and has included these amounts in accrued liabilities in the accompanying balance sheets as of December 31, 2005.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. SFAS No. 109 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized. During fiscal year 2005, no tax benefit was obtained from the Company’s loss. As a result, no tax benefit is reflected in the accompanying statements of operations. During the first nine months of fiscal year 2006, no tax benefit was obtained from the Company’s loss. As a result, no tax benefit is reflected in the accompanying statements of operations. Should the Company achieve sufficient, sustained income in the future, the Company may conclude that some or all of the valuation allowance should be reversed.

Research and Development Expenses

The Company expenses research and development costs for products and processes as incurred.

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations in accounting for stock options granted to employees. If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company’s net income or loss and pro forma net income or loss per basic and diluted common share for the three months ended December 31, 2005 would have been reported as follows:

Three months ended December 31, 2005
Net (Loss)
As Reported	$(153,753)
Stock-based compensation based upon estimated fair values	(53,672)
Pro forma	$(207,425)
Pro Forma Net (Loss) Per Basic and Diluted Common Share
As Reported	$(0.02)
Pro Forma	$(0.03)

Three months ended December 31, 2004
Net (Loss)
As Reported	$(143,318)
Stock-based compensation based upon estimated fair values	(44,543)
Pro forma	$(187,861)
Pro Forma Net (Loss) Per Basic and Diluted Common Share
As Reported	$(0.02)
Pro Forma	$(0.03)

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

For the nine month period ended December 31, 2005, the Company had currently-exercisable stock options outstanding that could create future dilution to the Company’s common shareholders and are not currently classified as outstanding common shares of the Company. The common stock number is based on specific conversion or issuance assumptions pursuant to the corresponding terms of each instrument. Potential stock issuance excluded from earnings per share because their effect was anti-dilutive was 516,217 for the nine months ended December 31, 2005.

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

(3)                                  COMMITMENTS AND CONTINGENCIES

The Company currently leases its facilities under noncancelable lease agreements through August 14, 2009 at 6797 Winchester Circle, Boulder, Colorado. The minimum future lease payments which are as follows as of December 31, 2005:

Year ended March 31,
2006	$43,413
2007	154,179
2008	166,930
2009	172,685
2010	65,566
$602,773

The Company is subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of the Company’s products and regularly inspects the Company and other manufacturers to determine their compliance with these regulations. As of December 31, 2005 the Company believes it was in substantial compliance with all known regulations. FDA inspections are conducted periodically at the discretion of the FDA. The Company was last inspected in May 2005 and was notified of six potential deficiencies from that inspection, none of which the Company believes to be material.

The results of operations for the quarter ended December 31, 2005 should not be taken as an indication of the results of operations for all or any part of the balance of the year.

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

Adding further credibility to the benefits of Encision’s AEM technology are the Company’s supplier agreements with Novation and Premier, two of the largest Group Purchasing Organizations (GPO) in the United States. Together, Novation and Premier represent over 3,000 hospitals and over 50% of all surgery in the U.S. Management believes that these GPO supplier agreements give further indication that AEM technology is gaining broader acceptance in the market. Management believes that having the nation’s leading medical purchasing groups recognize the value of the Company’s technology reflects the potential impact that AEM products can have in the market and in advancing patient safety in surgery nationwide. These agreements do not involve purchase commitments but the Company expects these relationships to expand the market visibility of AEM technology and smooth the procurement process for new hospital customers.

The Company has focused its marketing strategies to date on expanding the market awareness of the AEM technology and its broad independent endorsements, and has continued efforts to improve and expand the AEM product line. Accordingly, the Company is currently focusing on modernizing its accepted AEM instruments to include ergonomics and user functionalities for which surgeons have been expressing a preference. During the three months ended December 31, 2005, the Company announced enTouch™, an ergonomically-designed handle for its articulating instruments, and further new additions to the AEM product line are planned for introduction in fiscal year 2007.

When a hospital changes to AEM technology it provides recurring revenue to the Company from sales of replacement instruments. Management believes that there is no directly competing technology to supplant AEM products once the hospital has changed. The replacement market of reusable and disposable AEM products in changed hospitals represents over 90% of Encision’s revenue over the past nine months and this revenue stream is expected to grow as the base of newly changed hospitals continues to grow. In addition, the Company intends to develop disposable versions of more of its AEM products in order to meet market demands and expand the Company’s revenue opportunities.

The Company achieved profitable operations in fiscal years 2004 and 2003. However, in each fiscal year prior to 2003 and in the fiscal year 2005, the Company incurred losses and had an accumulated deficit of $16,147,972 at December 31, 2005. Operations have been financed primarily through issuance of common stock.

During the nine months ended December 31, 2005, the Company used $639,051 of cash in its operations and used $157,215 for investments in equipment. As of December 31, 2005, the Company had $725,847 in cash and cash equivalents available to fund future operations, a decrease of $746,538 from March 31, 2005. The Company’s working capital was $2,245,802 at December 31, 2005.

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

The launch of an expanded line of AEM instruments was accomplished over the past two years. The Company is now turning its focus to developing next generation versions of its AEM instruments to better meet market demands, particularly demand for improved ergonomics and simplified user functionalities. This coincides with the independent endorsements for AEM technology. Recommendations from the malpractice insurance and medicolegal communities complement the broad clinical endorsements AEM technology has garnered over the past few years. During the three months ended December 31, 2005, the Company recently announced the introduction of enTouch, an ergonomically-designed handle for its articulating instruments, and further new additions to the AEM product line are planned for introduction in fiscal year 2007.

Outlook

Installed Base of AEM Monitoring Equipment:  The Company believes that the installed base of AEM monitors has the potential for increasing as the inherent risks associated with monopolar laparoscopic electrosurgery become more widely acknowledged and as the Company focuses on increasing its sales efficiency. The Company expects that the replacement sales of electrosurgical instruments and accessories will increase as additional hospitals adopt AEM technology. The Company anticipates that the efforts to improve the quality of sales representatives carrying the AEM product line, along with increased marketing efforts and the introduction of next generation products, may provide the basis for increased revenue and returning to profitable operations. However these measures, or any others that the Company may adopt, may not result in either increased revenue or returning to profitable operations. Furthermore, most of the Company’s next generation products are in the early stages of development. Further additions to the AEM product line are planned for introduction in fiscal year 2007.

The Company believes the unique performance of the AEM technology and its breadth of independent endorsements provides an opportunity for continued market share growth. In the Company’s view, market awareness and clinical credibility of the AEM technology, as well as awareness of its endorsements are continually improving, and the Company expects that this will benefit the Company’s sales efforts for the remainder of fiscal 2006. The Company’s objective in the remainder of fiscal 2006 is to maintain expense controls while optimizing sales execution in the field, expand market awareness of the AEM technology and maximize the number of additional hospital accounts to AEM instruments, while retaining existing hospital customers. In addition, acceptance of AEM products depends on surgeons’ preference for the Company’s instruments, which depends on factors such as ergonomics and ease of use in addition to the technological advantage of AEM products. If surgeons prefer other instruments to the Company’s, the Company’s business results will suffer.

Possibility of Continued Operating Losses:  The Company achieved profitable operations in fiscal years 2004 and 2003. However, in fiscal years prior to 2003 and in the fiscal year 2005 the Company incurred losses and had an accumulated deficit of $16,147,972 at December 31, 2005. The Company has made strides toward improving its operating results. Due to the ongoing need to develop, optimize and train the direct sales managers and the independent sales representative network, the need to support development of refinements to the Company’s product line and the need to increase sustained revenues to a level adequate to cover fixed and variable operating costs, the Company may operate at a net loss from time to time. Sustained losses, or an inability of the Company to generate sufficient cash flow from operations to fund its obligations, may result in a need to raise additional capital.

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

Research and Development Expenses: Research and development expenses are expected to increase modestly to support development of refinements to the Company’s AEM product line, further expanding the instrument options for the surgeon. Further additions to the AEM product line are planned for introduction in fiscal year 2007.

Results of Operations

For the three months ended December 31, 2005 compared to the three months ended December 31, 2004.

Net revenue. Revenue for the quarter ended December 31, 2005, was $2,116,936 compared to $2,097,841 for the quarter ended December 31, 2004, an increase of 1%. The increase is attributable to the addition of some new hospital accounts, partially offset by business lost from hospitals that previously changed to AEM technology. The Company opened five new hospital accounts to AEM technology in the three months ended December 31, 2005 versus 12 new hospital accounts for AEM technology in the three months ended December 31, 2004. New hospital prospects remain strong. The Company has changed and added new sales managers and independent sales representatives in an effort to capitalize on identified market opportunities. It will take a number of months before new sales managers and new independent sales representatives generate new hospital accounts, but the Company expects that the combination of these new additions will provide the focus that is needed to achieve market gains.

Gross profit. Gross profit for the quarter ended December 31, 2005 of $1,265,458 increased by 7% from the quarter ended December 31, 2004 gross profit of $1,184,113. Gross profit as a percentage of revenue (gross margin) increased from 56% for the quarter ended December 31, 2004 to 60% in the quarter ended December 31, 2005. The increase in gross margin was primarily the result of additional absorption of manufactured and assembled costs due to higher levels of production and sales, and reduced inventory costs compared with one year ago. For the three months ended December 31, 2005, the Company provided $975 in AEM monitors at no charge to newly changed hospitals as part of a sales incentive program.

Sales and marketing expenses. Sales and marketing expenses of $924,958 for the quarter ended December 31, 2005 increased by 16% compared to $799,552 for the quarter ended December 31, 2004. The increase was a result of compensation for increased sales employees and increased commissions. Increased sales and marketing expenses were reduced by reduced sales samples cost.

General and administrative expenses. General and administrative expenses of $280,927 for the quarter ended December 31, 2005 increased by 8% compared to $260,367 for the quarter ended December 31, 2004. The increase is primarily the result of an increase in bad debt expense compared with one year ago’s decrease in bad debt expense.

Research and development expenses. Research and development expenses of $218,667 for the quarter ended December 31, 2005 decreased by 18% compared to $267,141 for the quarter ended December 31, 2004. The decrease is a result of a reclassification to cost of sales of certain costs as engineering costs ($35,517), and decreases in outside services and relocation expenses incurred in connection with the Company’s move to a new facility in 2004.

Net loss.  Net loss was $(153,753) for the quarter ended December 31, 2005 compared to a net loss of $(143,318) for the quarter ended December 31, 2004. The net loss was a result of increased total operating expenses, as explained above, partially offset by an increase in gross profit.

For the nine months ended December 31, 2005 compared to the nine months ended December 31, 2004.

Net revenue. Revenue for the nine months ended December 31, 2005, was $6,708,017, compared to $5,927,055 for the nine months ended December 31, 2004, an increase of 13%. The increase is attributable to new hospital accounts, partially offset by business lost from hospitals that previously changed to AEM technology. The Company opened 29 new hospital accounts to AEM technology in the nine months ended December 31, 2005 versus 27 new hospital accounts for AEM technology in the nine months ended December 31, 2004.

Gross profit. The gross profit for the nine months ended December 31, 2005 of $4,026,724 increased by 19% from the nine months ended December 31, 2004 gross profit of $3,395,479. Gross profit as a percentage of revenue (gross margin) increased from 57% for the nine months ended December 31, 2004 to 60% in the nine months ended December 31, 2005. The increase in gross margin was primarily the result of additional absorption of manufactured and assembled costs due to higher levels of production and sales, and reduced inventory costs compared with one year ago. For the nine months ended December 31, 2005, the Company provided $48,507 in AEM monitors at no charge to newly changed hospitals as part of a sales incentive program.

Sales and marketing expenses. Sales and marketing expenses of $2,724,507 for the nine months ended December 31, 2005 increased by 20% compared to $2,278,484 for the nine months ended December 31, 2004. The increase was a result of compensation for increased sales employees, increased commissions as a result of higher revenue and increased marketing costs for the launch of the Company’s new handle, enTouch. Increased sales and marketing expenses were reduced by reduced sales samples cost. Sales and marketing expenses for the nine months ended December 31, 2004 included costs related to the Company’s resolution of an arbitration dispute with one of its distributors on July 23, 2004. The Company had previously notified the distributor that it was in breach of its Distributor Agreement with the Company in several respects, and that if the distributor did not cure the breaches the Agreement could be terminated. The distributor disputed the Company’s position and asserted that the Company had breached the Agreement. The dispute was proceeding in arbitration pursuant to the terms of the Agreement when the parties agreed to settle the matter. As a result of the settlement, the Company paid a total of $201,000, including legal and arbitrator fees, and recognized the related expense during the first quarter of FY 2005

General and administrative expenses. General and administrative expenses of $884,672 for the nine months ended December 31, 2005 decreased by 7% compared to $950,653 for the nine months ended December 31, 2004. The decrease is the result of decreases in legal and tax fees compared with one year ago. An increased allowance for bad debts expense partially reduced decreased general and administrative expenses.

Research and development expenses. Research and development expenses of $722,969 for the nine months ended December 31, 2005 increased by 10% compared to $657,552 for the nine months ended December 31, 2004. The increase is a result of increases in compensation for additional employees, inventory usage costs and test and prototype material costs to support development of refinements to the Company’s product line. The expense was decreased by a reclassification to cost of sales of certain costs as engineering costs ($119,125).

Net loss. Net loss was $(296,564) for the nine months ended December 31, 2005 compared to a net loss of $(490,669) for the nine months ended December 31, 2004. The net loss was a result of an increase in total operating expenses, as explained above, that increased at a lower percentage than the percentage increase of gross profit.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by sales of common stock and warrants to purchase the Company’s common stock, which totaled $18,920,885 through December 31, 2005, and, to a lesser degree, funds provided by sales of the Company’s products.

The Company’s operations used $639,051 of cash in the nine months ended December 31, 2005 on sales of $6,708,017. Prior to fiscal 2003 and in fiscal 2005, the use of cash in the Company’s operations resulted primarily from the funding of annual net losses. These amounts of cash generated from and used in operations are not indicative of the expected cash to be generated from or used in operations in fiscal year 2006 (“FY 06”). As of December 31, 2005, the Company had $725,847 in cash and cash equivalents available to fund future operations. Working capital was $2,245,802 at December 31, 2005 compared to $2,519,639 at March 31, 2005. Current liabilities were $1,251,279 at December 31, 2005, compared to $1,133,188 at March 31, 2005.

If the Company is not successful in obtaining profitability and positive cash flow, additional capital may be required to maintain ongoing operations. The Company has explored and is continuing to explore options to provide additional financing to fund future operations as well as other possible courses of action. Such actions include, but are not limited to, securing a line of credit, sales of debt or equity securities (which may result in dilution to existing shareholders), licensing of technology, strategic alliances and other similar actions. There can be no assurance that the Company will be able to obtain additional funding (if needed) through a sale of its common stock or loans from financial institutions or other third parties or through any of the actions discussed above. If the Company cannot sustain profitable operations and additional capital is unavailable, lack of liquidity could have a material adverse effect on its business viability, financial position, results of operations and cash flows.

The Company leases its facilities under a noncancelable lease agreement, the minimum future lease payments which are as follows as of December 31, 2005:

Year ended March 31,
2006	$43,413
2007	154,179
2008	166,930
2009	172,685
2010	65,566
$602,773

Capital expenditures in the nine months ended December 31, 2005 ($157,215) include the capitalization ($48,507) of AEM monitors placed in hospitals under various promotional programs. Placing Company-owned AEM monitors into hospitals at no charge to facilitate their use of AEM instruments is an initiative to accelerate new hospital accounts to AEM instruments. Under these promotional programs the Company maintains ownership of the AEM monitor and the cost is capitalized and depreciated as cost of sales over the projected five year life of the asset.

The Company’s FY 06 operating plan is focused on increasing new hospital accounts to AEM products, retaining existing hospital customers, growing revenue, increasing gross profits and conserving cash. The Company also is investing in research and development efforts to develop next generation versions of the AEM product line. The Company can not predict with certainty the expected revenue, gross profit, net income or loss and usage of cash and cash equivalents for FY 06. However, management believes that its cash resources will be sufficient to fund its operations for at least the next twelve months under its current operating plan. If management is unable to manage the Company’s business operations in line with budget expectations, it could have a material adverse effect on the Company’s business viability, financial position, results of operations and cash flows.. If the Company is not successful in achieving profitability and positive cash flow, additional capital may be required to maintain ongoing operations.

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

3.                                      We may need additional funding to support our operations. We were formed in 1991 and have incurred losses of $16.1 million since that date. We have primarily financed research, development and operational activities with sales of our common stock. At December 31, 2005, we had $725,847 in cash available to fund future operations. We may find that investment in sales, marketing, research and development initiatives, merited by market opportunity, may result in the Company operating at a net loss from quarter to quarter. We may also find ourselves at a competitive disadvantage due to our constrained liquidity.

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

11.                               Our common stock is thinly traded, the prices at which it trades are volatile and the buying or selling actions of a few shareholders may adversely affect our stock price. As of December 31, 2005, we had a public float, which is defined as shares outstanding minus shares held by our officers, directors, or holders of greater than 5% of our outstanding common stock, of 2,922,605 shares or 46% of the outstanding common stock. The average number of shares traded in any given day over the past year has been relatively small compared to the public float. Thus, the actions of a few shareholders either buying or selling shares of our common stock may adversely affect the price of the shares. Historically, thinly traded securities such as our common stock have experienced extreme price and volume fluctuations that do not necessarily relate to operating performance. In addition, as of December 31, 2005, Vern D. Kornelsen, one of our directors, and an entity controlled by Mr. Kornelsen owned an aggregate of 1,878,443 shares of our common stock, or approximately 29% of our common stock outstanding. As a result, Mr. Kornelsen may be able to exert substantial influence over matters requiring action by our shareholders, and in the event Mr. Kornelsen were to elect to sell some or all of the common stock he controls, it could have a significant adverse effect on the price of our common stock.

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

(a) The Company has carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14c of the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Principal Accounting and Financial Officer concluded as of December 31, 2005 that the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company under the Exchange Act was recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms.

(b) During the quarter ended December 31, 2005, there were no changes in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures or internal control over financial reporting requiring corrective actions. As a result no corrective actions were taken.

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

Name	Title	Date

/s/ Marcia McHaffie	Controller	February 13, 2006
Marcia McHaffie	Principal Accounting Officer &
Principal Financial Officer