Form 10KSB
period 2006-03-31
ENCISION INC
filed 2006-06-30
CIK 930775

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 2006

Commission File No.:  0-28604

ENCISION INC.
(Exact name of Registrant as specified in its charter)

Colorado	84-1162056
(State of incorporation)	(I.R.S. Employer Identification No.)

6797 Winchester Circle, Boulder, Colorado	80301
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (303) 444-2600

Securities registered pursuant to Section 12(b) of the Act:   Common Stock, no par value

Securities registered pursuant to Section 12(g) of the Act:   None

Name of each exchange on which registered:   American Stock Exchange

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. ☐

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The Registrant’s revenue for fiscal year ended March 31, 2006 was $9,127,190

As of May 31, 2006, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant issued and outstanding on such date was $8,925,063. This figure is based on the closing sales price of $3.00 a share of the Registrant’s common stock on May 31, 2006.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the last practicable date.

Common Stock, no par value	6,400,437
(Class)	(Outstanding at May 31, 2006)

Transitional Small Business Disclosure Format    No ☒

Documents Incorporated by Reference: Definitive Proxy Statement for the 2006 Annual Shareholders’ meeting to be filed with the Securities and Exchange Commission and incorporated by reference as described in Part III. The 2006 Proxy Statement will be filed within 120 days after the end of the fiscal year ended March 31, 2006.

Statements contained in this Annual Report on Form 10-KSB include forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward looking statements. All forward looking statements in the Annual Report on Form 10-KSB, including statements about our strategies, expectations about new and existing products, market demand, acceptance of new and existing products, technologies and opportunities, market size and growth, and return on investments in products and market, are based on information available to us on the date of this document and we assume no obligation to update such forward looking statements. Readers of this Annual Report on Form 10-KSB are strongly encouraged to review the section entitled “Factors Which May Affect Future Performance and Financial Condition”.

PART I

Item 1. Business.

Company Overview

Encision Inc. (“Encision” or the “Company”), a medical device company based in Boulder, Colorado, has developed and launched innovative technology that is emerging as a standard of care in minimally-invasive surgery. We believe our patented AEM® Surgical Instruments are changing the marketplace for electrosurgical devices and laparoscopic instruments by providing a solution to a well-documented patient safety risk in laparoscopic surgery.

Encision was founded to address market opportunities created by the increase in minimally-invasive surgery (“MIS”) and the surgeons’ use of electrosurgery devices in these procedures. The product opportunity was created by surgeons’ widespread demand to use monopolar electrosurgery instruments which, when used in laparoscopic surgery, are susceptible to causing inadvertent collateral tissue damage outside the surgeon’s field of view. The risk of unintended electrosurgical burn injury to the patient in laparoscopic surgery has been well documented. This risk poses a threat to patient safety and creates liability exposure for surgeons and hospitals that do not adequately address the issue.

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

AEM technology has been recommended and endorsed by sources from all groups involved in minimally-invasive surgery. Surgeons, nurses, biomedical engineers, the medicolegal community, malpractice insurance carriers and electrosurgical device manufacturers advocate the use of AEM technology. The breadth of endorsements continues to expand with the recognition of active electrode monitoring technology as an AORN Recommended Practice for Electrosurgery and AORN Recommended Practice for Minimally-Invasive Surgery by the Association of periOperative Registered Nurses (AORN). Additionally, a recommendation was made by a hospital malpractice insurance carrier that hospitals use surgical instruments which incorporate shielding and monitoring technology.

Business Highlights

Proprietary, Patented Technology

Encision has developed and launched patented AEM Surgical Instruments that enhance patient safety and patient outcome in laparoscopic surgical procedures. We have been issued four patents relating to AEM technology from the United States Patent and Trademark Office, each encompassing multiple claims, and which have between six and ten years remaining. We also have patents relating to AEM technology issued in Europe, Japan, Canada and Australia.

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

Product Line has been Developed and Launched

Our AEM Laparoscopic Instruments have been engineered to provide a seamless transition for surgeons switching from conventional laparoscopic instruments. AEM technology has been integrated into instruments that have the same look, feel and functionality as conventional instruments that surgeons have been using for years. The AEM product line encompasses the full range of instrument sizes, types and styles favored by surgeons. Thus, hospitals can make a complete and smooth conversion to Encision’s product line, thereby advancing patient safety in MIS.

Emerging as a Standard of Care

AEM technology is following a similar path as previous technical revolutions in surgery. Throughout the history of electrosurgery, companies that have developed significant technological breakthroughs in patient safety have seen their technologies become widely used. As with “Isolated” electrosurgical generators in the 1970s and with “REM” technology in the 1980s, AEM technology is receiving the broad endorsements that drove these previous new technologies to becoming a standard of care. Our proprietary AEM technology enhances patient safety in MIS, and clinicians are now widely advocating its use. The expansion of a fully integrated AEM product line, combined with broad independent endorsements, has created momentum for us in the marketplace.

Developing Distribution Network is Advancing Utilization of AEM Technology

Our AEM technology, in the hands of a sales network with broad access to the surgery marketplace, will help to increase utilization and market share. Historically, our sales and marketing efforts have been hindered by our small size and limited distribution channels. While these limitations continue, an improving sales network has provided new hospital accounts with AEM technology in the past year. Supplier agreements with Novation and Premier, the two largest Group Purchasing Organizations (GPOs) for hospitals in the U.S., are beginning to expose more hospitals to the benefits of AEM technology.

Sole Possession of Key Technology Provides Marketing Leverage

We believe that sole possession of patented AEM technology provides us with marketing leverage toward gaining an increased share of the large market for surgical instruments in minimally-invasive surgery.

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

A component of the endoscopic surgery products market includes laparoscopic hand instruments: scissors, graspers, dissectors, forceps, suction/irrigation devices, clip appliers and other surgical instruments of various designs that provide a variety of tissue effects. Among the laparoscopic hand instruments, approximately $400 million annually are instruments designed for “monopolar” electrosurgical utility. This market — for laparoscopic monopolar electrosurgical instruments — is the market we are targeting with our innovative AEM Laparoscopic Instruments. Our proprietary AEM product line supplants the conventional “non-shielded, non-monitored” electrosurgical instruments commonly used in laparoscopic surgery.

When a hospital changes to AEM technology it provides recurring revenue to us from ongoing sales of replacement instruments. Revenue from replacement reusable and disposable AEM products in new account hospitals represents over 90% of our revenue in the fiscal year ended March 31, 2006 and this revenue stream can grow as the number of newly changed hospitals increases. AEM Instruments are competitively priced to conventional laparoscopic instruments.

We aim to further develop the market by continuing to educate healthcare professionals about the benefits of AEM technology to advance patient safety. We are working to improve our sales network to reach the decision makers who purchase laparoscopic instruments and electrosurgical devices. Encision is also pursuing relationships with GPOs to assist in promoting the benefits of AEM technology. GPOs have significant influence on the market for surgical instruments. The launch of supplier agreements with Novation and Premier is beginning to help expose AEM technology to new hospitals. Together, Novation and Premier represent over 3,000 hospitals which perform approximately 50% of all surgery in the United States.

The Technology

The Problem:  Stray Electrosurgical Burn Injury to the Patient

Electrosurgical technology is a valuable and popular resource for surgeons. Since its introduction in the 1930s, electrosurgical technology has continually evolved and is estimated to be used by over 75% of all general surgeons.

The primary form of electrosurgery, monopolar electrosurgery, is a standard tool for general surgeons throughout the world. In monopolar electrosurgery, the surgeon uses an instrument (typically scissors, grasper/dissectors, spatula blades or suction-irrigation electrodes) to deliver electrical current to patient tissue. This “active electrode” provides the surgeon with the ability to cut, coagulate or ablate tissue as needed during the surgery. With the advent of MIS procedures, surgeons have continued using monopolar electrosurgery as a primary tool for hemostatic incision, excision and ablation. Unfortunately, conventional laparoscopic electrosurgical instruments from competing manufacturers are susceptible to emitting stray electrical currents during the procedure. This risk is exacerbated by the fact that the micro-camera system used in laparoscopy limits the surgical field-of-view. Ninety percent of the instrument may be outside the surgeon’s field-of-view at any given time during the surgery.

Because stray electrical current can occur at any point along the shaft of the instrument, the potential for burns occurring to tissue outside the surgeon’s field-of-view is of great concern. Such burns to non-targeted tissue are dangerous as they are likely to go unnoticed and may lead to complications, such as perforation and infection in adjacent tissues or organs, and this can cause a cascade of adverse events. In many cases, the surgeon cannot detect stray electrosurgical burns at the time of the procedure. The resulting complication usually presents itself days later in the form of a severe infection, which often results in a return to the hospital and a difficult course of recovery for the patient. Reports indicate that this situation has even resulted in fatalities.

Stray electrosurgical burn injury can result from two causes — instrument insulation failure and capacitive coupling. Instrument insulation failure can be a common occurrence with laparoscopic instruments. Conventional active electrodes for laparoscopic surgery are designed with the same basic construction — a single conductive element and an outer insulation coating. Unfortunately, this insulation can fail during the natural course of normal use during surgery. It is also possible for instrument insulation to become flawed during the cleaning and sterilization process. This common insulation failure can allow electrical currents to “leak” from the instrument to unintended and unseen tissue with potentially serious ramifications for the patient. Capacitive coupling is another way stray electrosurgical energy can cause unintended burns during laparoscopy. Capacitive coupling is an electrical phenomenon that occurs when current is induced from the instrument to nearby tissue despite intact insulation. This potential for capacitive coupling is present in all laparoscopic surgeries that utilize monopolar electrosurgery devices and can likely occur outside the surgeon’s field-of-view.

Conventional, “non-shielded, non-monitored” laparoscopic instruments are susceptible to causing unintended, unseen burn injury to the patient in MIS. Instrument insulation failure and capacitive coupling are the primary causes of stray electrosurgical burns in laparoscopy and are the two events over which the surgical team has traditionally had little, if any, control.

The Solution:       Encision’s AEM Laparoscopic Instruments

Active electrode monitoring technology can eliminate the risk of stray electrical energy caused by instrument insulation failure and capacitive coupling, and thus helps to prevent unintended burn injury to the patient.

AEM Laparoscopic Instruments are an innovative solution to stray electrosurgical burns in laparoscopic surgery and are designed with the same look, feel and functionality as conventional instruments. They direct electrosurgical energy where the surgeon desires, while continuously monitoring the current flow to prevent stray electrosurgical energy from instrument insulation failure or capacitive coupling.

Whereas conventional instruments are simply a conductive element with a layer of insulation coating, AEM Laparoscopic Instruments have a patented, multi-layered design with a built-in “shield,” a concept much like the third-wire ground in standard electrical cords. The shield in these instruments is referenced back to a monitor at the electrosurgical generator. In the event of a harmful level of stray electrical energy, the monitor shuts down the power at the source, advancing patient safety. For instance, if instrument insulation failure should occur, the AEM system, while continually monitoring the instrument, immediately shuts down the electrosurgical generator, turning off the electrical current and alerting the surgical staff. The AEM system protects against capacitive coupling by providing a neutral return path for “capacitively coupled” electrical current. Capacitively coupled energy is continually drained away from the instrument and away from the patient through the protective shield built into all AEM instruments.

The AEM system consists of shielded 5mm AEM instruments and an AEM monitor. The AEM instruments are designed to function identically to the conventional 5mm instruments that the surgeon is familiar with, but with the added benefit of enhanced patient safety. Our entire line of laparoscopic instruments has the integrated AEM design and includes the full range of instruments that are common in laparoscopic surgery today. The AEM monitor is compatible with most electrosurgical generators. AEM Laparoscopic Instruments provide enhanced patient safety, require no change in surgeon technique and are cost competitive. Thus, conversion to AEM Laparoscopic Instruments can be easy and economical.

Technology Precedents

We believe that gaining broad independent endorsements in the surgical community is a demonstrated and successful method for new surgical technology to advance in the marketplace. From a concern or problem in surgery, the medical device industry develops a technological solution, and this solution evolves to garner credibility and endorsements. Once this occurs, the technology is then widely employed by hospitals to benefit patients, surgeons and the operating room staff. We believe that AEM technology is following the same path as previous revolutions in electrosurgery. As with other safety advances (i.e. “Isolated” electrosurgical generators in the 1970s and “REM” technology in the 1980s), AEM technology has received the breadth of independent endorsements that drove previous new technology to broad market acceptance. (“REM” is a registered trademark of TYCO Healthcare. “AEM” is a registered trademark of Encision Inc.)

Time Period	Problem	Solution	Results

1970s	All electrosurgical units had a “grounded” design

	Alternate paths for the current were possible, causing patient burns	“Isolated” Electrosurgery	Patient safety is improved New standard of care

1980s	All electrosurgical patient return electrodes were “not monitored”

	Patient burns at return electrode site were possible	REM - Return Electrode Monitoring	Patient safety is improved New standard of care

1990s & 2000s	Introduction of Minimally Invasive Surgery (MIS)

	MIS instruments are susceptible to causing stray electrosurgical burns to unintended, unseen tissue	AEM Laparoscopic Instruments — Shielded and monitored instruments and the active electrode monitoring system.	Patient safety is improved Emerging standard of care

Historical Perspective

We were organized in 1991 and spent several years developing the AEM monitoring system and protective sheaths to adapt to conventional electrosurgical instruments. During this period, we conducted product trials and applied for patents with the United States Patent and Trademark Office and with the International patent agencies. Patents were issued to us by the United States Patent and Trademark Office in 1994, 1997, 1998 and 2003.

As we evolved, it was clear to us that our ‘active electrode monitoring’ technology needed to be integrated into the standard laparoscopic instrument design. As the development program proceeded, it also became apparent that the merging of electrical and mechanical engineering skills in the instrument development process for our patented, integrated electrosurgical instruments was a complex and difficult task. As a result, instruments with integrated AEM technology were not completed for several years. Prior to offering a full range of laparoscopic electrosurgical instrumentation, it was difficult for hospitals to commit to the AEM solution, as we did not have adequate comparable surgical instrument options to match what the surgeon demanded.

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

Products

Encision produces and markets a full line of AEM Surgical Instruments, which are ‘shielded and monitored’ to prevent stray electrosurgical burns from insulation failure and capacitive coupling. Our product line includes a broad range of articulating instruments (scissors, graspers and dissectors), fixed-tip electrodes and suction-irrigation electrodes. These AEM Instruments are available in a wide array of reusable and disposable options. In addition, we market the AEM Monitor product line that is used in conjunction with the AEM Instruments.

Sales and Marketing Overview

It is our belief that AEM technology will become the standard of care in laparoscopic surgery worldwide. Our marketing efforts are focused toward capitalizing on substantial independent endorsements for the AEM technology. These third-party endorsements advocate utilizing active electrode monitoring for advancing patient safety in laparoscopic surgery. Substantial visibility has been achieved as a result of the technology’s recognition as an AORN Recommended Practice.

To cost-effectively expand market coverage, we focus on optimizing our distribution network comprised of direct and independent sales representatives who are managed and directed by our regional sales managers. Together, this network provides market presence throughout the United States. In some instances customers have recognized the patient safety risks inherent in monopolar electrosurgery and have accepted AEM technology as the way to eliminate those risks. In other instances, we have found selling the concept behind AEM technology more difficult. This difficulty is due to several factors, including the necessity to make surgeons, nurses and hospital risk managers aware of the potential for unintended electrosurgical burns (which exists when conventional instruments are used during laparoscopic monopolar electrosurgery) and the resulting increased medicolegal liability exposure. Additionally, we have to contend with the overall lack of single purchasing points in the industry (surgeons and hospital staff have to be in substantial agreement as to the benefits of new technology), and the consequent need to make multiple sales calls on those personnel with the authority to commit to hospital expenditures. Other challenges include the fact that many hospitals have exclusive contractual agreements with manufacturers of competing surgical instruments.

Our marketing efforts are focused toward capitalizing on the substantial independent endorsements which advocate utilizing AEM technology for advancing patient safety in laparoscopic surgery. In addition, there is increasing public interest in the reduction of medical errors and the advancement of patient safety. This interest and focus is reflected in the JCAHO (Joint Commission on Accreditation of Healthcare Organizations) Standards enacted in July 2001 which specify that hospitals must show proactive initiatives for advancing patient safety in order to renew the hospital’s accreditation. Some recent new hospital accounts changing to AEM technology have been motivated in part by these JCAHO patient safety standards. We believe that the credibility and importance of our technology is complemented by this expanding public interest in advancing patient safety.

To cost-effectively expand market coverage, we are developing a network of independent distributors and sales representatives across the U.S. The goal is to optimize a network that has experience selling into the hospital operating room environment and management believes improvement in this network offers us the best opportunity to cost effectively broaden acceptance of our product line and generate increased and recurring revenues. Additionally, we are pursuing supplier agreements with the major Group Purchasing Organizations. GPOs have significant influence on the market for surgical devices and instruments. We launched our first GPO agreements in FY 2003 by contracting with Novation and Premier, which together represent over 3,000 hospitals in the United States. We have negotiated a one year extension with Novation through January 31, 2007 and a three year agreement with Premier through June 30, 2008. While these agreements do not involve purchase commitments, these relationships with Novation and Premier expand the market visibility of AEM technology and smooth the procurement and conversion process for new hospital customers. In fiscal year 2006, approximately half of the new hospital accounts to AEM technology were members of Novation and Premier.

In addition to the efforts to broaden market acceptance in the United States, we have contracted with independent distributors in Canada, Australia and elsewhere to market our products internationally. We have achieved CE marking for our products to allow selling into the European marketplace. The CE marking, an abbreviation of the phrase “Conformite Europeene,” indicates that a manufacturer has conformed to all of the obligations imposed by European health, safety and environmental legislation. While CE certification opens up incremental markets in Europe, our distribution options in the European marketplace are yet to be developed and revenue contribution from international markets is negligible.

We believe that the expanding independent endorsements for AEM technology and the improved sales network of independent representatives can provide the basis for increased revenues and continuing profitable operations. However, these measures, or any others that we may adopt, may not result in increased revenues or profitable operations.

Research and Development

We aim to continually expand the AEM instrument product line to satisfy the evolving needs of surgeons. For AEM technology to fully become a standard of care, we must satisfy surgeons’ preferred instrument shapes, sizes, styles and functionality with integrated AEM instruments. This commitment includes expanding the styles of electrosurgical instruments available for MIS applications so that the conversion to AEM technology is transparent to the surgeon and would not require significant change in their current surgical techniques. We employ full-time engineers and use independent contractors from time to time in our research and product development efforts. This group continuously explores ways to broaden and enhance the product line. Current research and development efforts are focused primarily on line-extension projects to further expand the AEM Laparoscopic Instrument product offering and thereby increase surgeons’ choices and options in laparoscopic surgery. Our research and development expenses were $955,714 in fiscal year 2006 and $951,758 in fiscal year 2005. We expense research and development costs for products and processes as incurred. Costs that are included in research and development expenses include salaries, contractor fees, materials, facility costs and administrative expenses.

Manufacturing, Regulatory Affairs and Quality Assurance

We engage in various manufacturing and assembly activities at our leased facility in Boulder, Colorado. These operations include manufacturing and assembly of the AEM Laparoscopic Instrument system as well as fabrication, assembly and test operations for instruments and accessories. We also have relationships with a number of outside suppliers which provide primary sub-assemblies in addition to various electronic and sheet metal components, as well as machined and molded parts used in our products.

We believe that the use of both internal and external manufacturing capabilities allows for increased flexibility in meeting our customer delivery requirements, and significantly reduces the need for investment in specialized capital equipment. We have developed multiple sources of supply where possible. The relationship between us and our suppliers is generally limited to individual purchase order agreements supplemented, as appropriate, by contractual relationships to help ensure the availability and low cost of certain products. All components, materials and subassemblies used in our products, whether produced in-house or obtained from others, are inspected to ensure compliance with our specifications. Our personnel subject all finished products to quality assurance and performance testing procedures.

As discussed in the section on Government Regulation, we are subject to the rules and regulations of the United States Food and Drug Administration (“FDA”). Our leased facility of 19,846 square feet contains approximately 6,300 square feet of manufacturing, regulatory affairs and quality assurance space. The facility is designed to comply with the Quality System Regulation (“QSR”) as specified in published FDA regulations. Our latest inspection by the FDA occurred in May 2004.

We achieved CE marking in August 2000, which required prior certification of our quality system and product documentation. Maintenance of the CE marking status requires periodic audits of the quality system and technical documentation by our European Notified Body, UL International (UK) Ltd. The most recent audit was completed in July 2005.

Patents, Patent Applications and Proprietary Rights

We have invested heavily in an effort to protect our valuable technology, and, as a result of this effort, we have been issued eight relevant patents that together form a significant intellectual property position. We were issued a United States patent having 42 claims on May 17, 1994. This patent relates to the basic shielding and monitoring technologies that we incorporate in our AEM products. Three additional United States patents were issued to us in 1997, 1998 and 2003, relating to specific implementations of shielding and monitoring in instruments. Foreign patents relating to the core AEM shielding and monitoring technologies have been issued in Europe, Japan, Canada and Australia. There are between five and nine years remaining on our AEM patents.

Our technical progress depends to a significant degree on our ability to maintain patent protection for products and processes, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. Our policy is to attempt to protect our technology by, among other things, filing patent applications for technology that it considers important to the development of our business. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. Even with the patents held by us, others might copy our technology or otherwise be able to incorporate the technology in their products.

We require our employees to execute non-disclosure agreements upon commencement of employment. These agreements generally provide that all confidential information developed or made known to the individual by us during the course of the individual’s employment is our property and is to be kept confidential and not disclosed to third parties.

Competition

Readers of this Form 10-KSB are encouraged to read this section on Competition in connection with the section entitled “Risk Factors.”

The electrosurgical device market is intensely competitive and tends to be dominated by a relatively small group of large and well-financed companies. We compete directly for customers with those companies that currently make conventional electrosurgical instruments. Larger competitors include U.S. Surgical Corporation (a division of TYCO International) and Ethicon Endo-Surgery (a division of Johnson & Johnson). While we know of no competitor (including those referenced above) that can provide a continuous solution to stray electrosurgical burns, the manufacturers of conventional (non-monitored, non-shielded) instruments will resist any loss of market share resulting from the presence of our products in the marketplace.

We also believe that manufacturers of products based upon alternative technology to monopolar electrosurgery are our competitors. These alternative technologies include other “energy” technologies such as bipolar electrosurgery, laser surgery and the harmonic scalpel. Leading manufacturers in these areas include Gyrus (bipolar electrosurgery), Lumenis (laser surgery) and Ethicon Endo-Surgery (harmonic scalpel). We believe that monopolar electrosurgery offers substantial competitive, functional and financial advantages over these alternative energy technologies and will remain the primary tool for the surgeon, as it has been for decades. However, the risk exists that these alternative technologies may gain greater market share and new competitive techniques may be developed and introduced.

As mentioned in the Sales and Marketing discussion, the competitive issues involved in selling our AEM product line do not primarily revolve around a comparison of cost or features, but rather involve generating an awareness of the inherent hazards of electrosurgery and the potential for injury to the patient. This involves selling concepts, rather than just a product, which results in a longer sales cycle and generally higher sales costs. Independent endorsements of active electrode monitoring technology have greatly enhanced the credibility of AEM Laparoscopic Instruments. However, our efforts to increase market awareness of this technology may not be successful and our competitors may develop alternative strategies and/or products to counter our marketing efforts.

Many of our competitors and potential competitors have widely used products and significantly greater financial, technical, product development, marketing and other resources. We utilize a network of independent distributor representatives. In some cases, our options for independent distribution have conflicting and competing product interests which compromise our ability to make market advances in certain areas. We may not be able to compete successfully against current and future competitors, and competitive pressures faced by us may have a material adverse impact on our business, operating results and financial condition.

Government Regulation

Government regulation in the United States and other countries is a significant factor in the development and marketing of our products and in our ongoing manufacturing, research and development activities. The FDA regulates us and our products under a number of statutes, including the Federal Food, Drug and Cosmetics Act (the “FDC Act”). Under the FDC Act, medical devices are classified as Class I, II or III on the basis of the controls deemed necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to the least extensive controls, as their safety and effectiveness can be reasonably assured through general controls (e.g., labeling, pre-market notification and adherence to QSR). For Class II devices, safety and effectiveness can be assured through the use of special controls (e.g., performance standards, post-market surveillance, patient registries and FDA guidelines). Class III devices (i.e., life-sustaining or life-supporting implantable devices or new devices which have been found not to be substantially equivalent to legally marketed devices) require the highest level of control, generally requiring pre-market approval by the FDA to ensure their safety and effectiveness.

If a manufacturer or distributor of medical devices can establish that a proposed device is “substantially equivalent” to a legally marketed Class I or Class II medical device or to a Class III medical device for which the FDA has not required a Pre-Market Approval application, the manufacturer or distributor may seek FDA marketing clearance for the device by filing a 510(k) pre-market notification. Following submission of the 510(k) notification, the manufacturer or distributor may not place the device into commercial distribution in the United States until an order has been issued by the FDA. The FDA’s target for issuing such orders is within 90 days of submission, but the process can take significantly longer. The order may declare the FDA’s determination that the device is “substantially equivalent” to another legally marketed device and allow the proposed device to be marketed in the United States. The FDA may, however, determine that the proposed device is not substantially equivalent or may require further information, such as additional test data, before making a determination regarding substantial equivalence. Any adverse determination or request for additional information could delay market introduction and have a material adverse effect on our continued operations. We have received 510(k) notification for our AEM monitors and the AEM laparoscopic instruments, all of which are designated as Class II medical devices.

Labeling and promotional activities are subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. The FDA also imposes post-marketing controls on us and our products, and registration, listing, medical device reporting, post-market surveillance, device tracking and other requirements on medical devices. Failure to meet these pervasive FDA requirements or adverse FDA determinations regarding our clinical and preclinical trials could subject us and/or our employees to injunction, prosecution, civil fines, seizure or recall of products, prohibition of sales or suspension or withdrawal of any previously granted approvals, which could lead to a material adverse impact on our financial position and results of operations.

The FDA regulates our quality control and manufacturing procedures by requiring us and our contract manufacturers to demonstrate compliance with the QSR as specified in published FDA regulations. The FDA requires manufacturers to register with the FDA, which subjects them to periodic FDA inspections of manufacturing facilities. If violations of applicable regulations are noted during FDA inspections of our manufacturing facilities or the facilities of our contract manufacturers, the continued marketing of our products may be adversely affected. Such regulations are subject to change and depend heavily on administrative interpretations. In May 2004, the FDA conducted a QSR Inspection of our facilities. We believe we have the internal resources and processes in place to be reasonably assured that we are in compliance with all applicable United States regulations regarding the manufacture and sale of medical devices. However, if we were found not to be in compliance with the QSR, such findings could result in a material adverse impact on our financial condition, results of operations and cash flows.

Sales of medical devices outside of the United States are subject to United States export requirements and foreign regulatory requirements. Legal restrictions on the sale of imported medical devices vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval and the requirements may differ. We have obtained a Certificate of Export from the United States Department of Health and Human Services that states that we have been found to be “...in substantial compliance with Current Good Manufacturing Practices...” based on the most recent inspection. However, a specific foreign country in which we wish to sell our products may not accept or continue to accept the Export Certificate. Entry into the European Economic Area market also requires prior certification of our quality system and product documentation. We achieved CE marking in August 2000 to allow a launch into the European marketplace. Maintenance of the CE marking status requires annual audits of the quality system and technical documentation by our European Notified Body, UL International (UK) Ltd. The most recent audit was completed in July 2005. In addition to licensing, entry into the Canadian market now requires quality system certification to ISO 13485:2003. Our quality system was audited and certification issued by LGA-InterCert, of Nuremberg, Germany, in February 2006.

Environmental Laws and Regulations

From time to time we receive materials returned from customers, sales representatives and other sources which are potentially biologically hazardous. These materials are segregated and handled in accordance with specific procedures that minimize the potential exposure for employees. Such materials are disposed of in accordance with specific procedures. The costs of compliance with these procedures are not significant. Our operations, in general, do not involve the use of environmentally sensitive materials.

Insurance

We are covered under comprehensive general liability insurance policies, which have per occurrence and aggregate limits of $1 million and $2 million, respectively, and a $5 million umbrella policy. We maintain customary property and casualty, workers’ compensation, employer liability and other commercial insurance policies.

Employees

As of March 31, 2006, we employed 35 full-time individuals, of which 10 are engaged directly in research, development and regulatory activities, 6 in manufacturing/operations, 14 in marketing and sales and 5 in administrative positions. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

Item 2. Properties.

We lease 19,846 square feet of office and manufacturing space at our facilities under noncancelable lease agreements through August 14, 2009 at 6797 Winchester Circle, Boulder, Colorado. We believe our existing facilities are adequate for our current operations.

Item 3. Legal Proceedings.

We are not involved in any legal proceeding. We may become involved in litigation in the future in the normal course of business.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a shareholder vote during the fourth quarter of the fiscal year ended March 31, 2006.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our common stock is quoted on the AMEX under the symbol ECI. The following table sets forth for the periods indicated, the high and low closing sale prices for our common stock:

	High	Low
Fiscal Year ended March 31, 2005
First Quarter through June 30, 2004	$4.30	$2.89
Second Quarter through September 30, 2004	3.15	2.40
Third Quarter through December 31, 2004	2.90	2.14
Fourth Quarter through March 31, 2005	2.98	2.51

Fiscal Year ended March 31, 2006
First Quarter through June 30, 2005	2.73	2.46
Second Quarter through September 30, 2005	3.38	2.50
Third Quarter through December 31, 2005	3.29	2.70
Fourth Quarter through March 31, 2006	3.86	2.50

As of March 31, 2006, there were approximately 130 holders of record of our common stock. This number does not reflect stockholders who beneficially own common stock held in nominee or street name, which as of May 30, 2006, approximated 883 stockholders.

Dividend Policy

We have not paid cash dividends in the past and do not intend to pay cash dividends in the foreseeable future. We presently intend to retain any cash generated from operations in the future for use in our business.

Equity Compensation Plan Information as of March 31, 2006

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	448,017	$2.73	118,153
Equity compensation plans not approved by security holders	—	—	—
Total	448,017	$2.73	118,153

Item 6.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

We are a medical device company with innovative technology that is emerging as a standard of care in minimally-invasive surgery. We believe our patented AEM® Surgical Instrument technology is changing the marketplace for electrosurgical devices and instruments for minimally-invasive surgery by providing a solution to a well-documented patient safety risk.

We manufacture and market patented surgical instruments that provide greater safety and efficacy to patients who undergo minimally invasive surgery (“MIS”). Stray electrosurgical current has been shown to cause unintended and unseen burn injury to the patient, which may result in prolonged hospitalization or death. This patient safety risk can be addressed with our AEM Surgical Instruments. We believe that our patented AEM instruments offer surgeons significant advantages compared to conventional electrosurgical instruments because of their ability to continually and dynamically monitor for stray electrical energy during MIS procedures. We have obtained patent protection for our products’ core ‘shielding and monitoring’ technology built into the AEM instrument product line.

We have focused our marketing strategies on expanding the market awareness of the AEM technology and our broad independent endorsements, and continue our efforts to improve our field sales capability. With the broad array of AEM instruments now available from us, the surgeon has a wide choice of instrument options and does not have to change surgical technique. This expanded product array coincides with the continued expansion of independent endorsements for AEM technology. Recommendations from the malpractice insurance and medicolegal communities complement the broad clinical endorsements AEM technology has garnered over the past few years.

Adding further credibility to the benefits of our AEM technology are our supplier agreements with Novation and Premier, the two largest Group Purchasing Organizations. Together, Novation and Premier represent over 3,000 hospitals which perform over 50% of all surgeries in the U.S. We believe that having the nation’s leading medical purchasing groups recognize the value of our technology reflects the potential impact that AEM instruments products can have in the market and in advancing patient safety in surgery nationwide. These agreements do not involve purchase commitments, but these relationships with Novation and Premier expand the market visibility of AEM technology and smooth the procurement and conversion process for new hospital customers.

More than two and a half million laparoscopic surgical procedures are performed annually in the United States and reports estimate that over 75% of general surgeons utilize electrosurgical instruments. Conversion by a hospital to AEM technology results in recurring revenue from sales of replacement instruments. Our retention rate of converted customers is very strong due to the fact that there is no directly competing technology to supplant AEM products once the hospital has converted to AEM technology. Revenue from replacement reusable and disposable AEM products in new account hospitals represents over 90% of our revenue in fiscal year 2006, and this revenue stream can grow as the number of new account hospitals increases. AEM Instruments are competitively priced to conventional laparoscopic instruments.

Outlook

Certain statements contained in this section on Outlook are not historical facts, including statements about our strategies and expectations about new and existing products, market demand, acceptance of new and existing products, technologies and opportunities, market and industry segment growth, and return on investments in products and markets. These statements are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward looking statements. All forward looking statements in this section on Outlook are based on information available to us on the date of this document, and we assume no obligation to update such forward looking statements. Readers of this Form 10-KSB are strongly encouraged to review the section entitled “Risk Factors”.

Installed Base of AEM Monitoring Equipment:  We believe that the installed base of AEM monitors has the potential for increasing as the inherent risks associated with monopolar laparoscopic electrosurgery become more widely acknowledged and as the network of direct and independent sales representatives becomes more adept at selling the AEM products to our customers. We expect that the replacement sales of electrosurgical instruments and accessories will increase as additional hospitals are converted to AEM technology. We believe that improvement in the quality of sales representatives carrying the AEM product line, along with increased marketing efforts and the introduction of new products, may provide the basis for increased revenue and continuing profitable operations. However these measures, or any others that we may adopt, may not result in either increased revenue or continuing profitable operations.

Possibility of Continued Operating Losses:  We, except for fiscal years 2004 and 2003 when we achieved profitable operations, had incurred losses since our inception and have an accumulated deficit of $16,189,211 as of March 31, 2006. We have made significant strides toward improving our operating results. However, due to the ongoing need to develop, optimize and train the sales distribution network and the need to increase sustained revenues to a level adequate to cover fixed and variable operating costs, we may operate at a net loss from time to time.

Revenue Growth:  We expect to generate increased revenue in the U.S. from sales to new hospital customers as the network of direct and independent sales representatives becomes more proficient and expands the number of new hospital accounts to AEM Laparoscopic Instruments. We believe that the visibility and credibility of the independent clinical endorsements for the AEM technology will contribute to new hospital accounts and increased revenues in fiscal year 2007. We also expect that supplier agreements with Novation and Premier, which together represent over 3,000 U.S. hospitals, will expose more hospitals to the benefits of AEM technology and may stimulate new hospital accounts. We also expect to accelerate market share gains through promotional programs of placing our owned AEM monitors at no charge into hospitals that commit to standardize on AEM instruments.

Sales and Marketing Expenses: We continue our efforts to expand domestic and international distribution capability, and we believe that sales and marketing expenses will need to be maintained at a healthy level in order to expand the market visibility and optimize the field sales capability of converting new hospital customers to AEM technology.

Research and Development Expenses: Research and development expenses are expected to increase to support development of refinements to our AEM product line, further expanding the instrument options for the surgeon. New refinements to the AEM product line are planned for introduction in fiscal year 2007.

Results of Operations

Net revenue. Our revenue for the fiscal year ended March 31, 2006 (“FY 06”) was $9,127,190 and for the fiscal year ended March 31, 2005 (“FY 05”) it was $8,053,758. This represents a revenue increase of 13% in FY 06 from FY 05. This increase is due to the establishment of new accounts in thirty five hospitals for AEM technology, which increased the installed base of users of reusable and disposable AEM Laparoscopic Instruments. In FY 06, our introduction of our enTouch™ handle has been well received. We believe the enTouch handle will improve customer satisfaction and retention. We benefited from a high customer retention rate and a recurring revenue stream from the purchases of replacement instruments in existing accounts. Our retention rate of customers is also very strong due to the fact that there is no directly competing technology to supplant AEM products once a hospital has changed to AEM technology. Revenue from replacement AEM products in hospitals represented over 90% of our revenue in FY 2006.

Our revenue for FY 05 was $8,053,758 and for the fiscal year ended March 31, 2004 (“FY 04”) it was $7,285,606. This represents a revenue increase of 11% in FY 05 from FY 04. This increase is due to the establishment of new accounts in forty five hospitals for AEM technology, which increased the installed base of users of reusable and disposable AEM Laparoscopic Instruments. Our revenue growth would have been higher if we did not have some attrition of existing customers. We have significant challenges in optimizing the performance of the network of independent sales representatives in changing new hospitals to our proprietary technology. In FY 05, we benefited from a high customer retention rate and a recurring revenue stream from the purchases of replacement instruments in existing accounts. Our retention rate of customers was very strong due to the fact that there was no directly competing technology to supplant AEM products once the hospital has changed to AEM technology. Revenue from replacement AEM products in hospitals represented over 80% of our revenue in FY 2005.

Gross profit. Gross profit in FY 06 was $5,559,390, which resulted in a gross margin of 61% of net revenue versus a gross margin of 58% of net revenue for FY 05. This was an improvement of $886,987 from FY 05 gross profit. The increase in gross profit was a result of an increase in direct gross sales margin and a decrease of inventory reserve expense and warranty expense. For FY 06, we provided $63,017 (cost) of our owned AEM Monitors at no charge to newly converted hospitals as part of a sales incentive program.

Gross profit in FY 05 was $4,672,403, which resulted in a gross margin of 58% of net revenue versus a gross margin of 59% of net revenue for FY 04. This was an improvement of $392,154 from FY 04 gross profit. The increase in gross profit was primarily the result of increased sales of more profitable product lines. The decrease in gross margin from 59% in FY 04 to 58% in FY 05 was principally a result of an increase in inventory reserve expense and scrap expense. For FY 05, we provided $104,142 (cost) of Company-owned AEM Monitors at no charge to newly converted hospitals as part of a sales incentive program.

Sales and marketing expenses. Sales and marketing expenses were $3,770,742 in FY 06, an increase of $649,950, or 21%, from FY 05. The increase was a result of an increase of commissions as a result of an increase in revenue, salary increases as a result of additions to our direct sales force, and an increase in trade shows, partially offset by a decrease in sales samples.

Sales and marketing expenses were $3,120,792 in FY 05, an increase of $634,570, or 26%, from FY 04. The increase was a result of an increase of commissions as a result of an increase in revenue, salary increases as a result of additions to our direct sales force, resolution of an arbitration dispute with one of our distributors, an increase in sales samples and an increase in travel costs.

General and administrative expenses. General and administrative expenses were $1,186,466 in FY 06, a decrease of $12,704, or 1%, from FY 05. The decrease was principally a result of a decrease to legal fees.

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

Research and development expenses. Research and development expenses were $955,714 in FY 06, an increase of $3,956, or 0%, from FY 05. The increase was a result of an increase in salaries for additional engineers and partially reduced as a result of a reclassification to cost of sales of certain costs as engineering costs ($141,495).

Research and development expenses were $951,758 in FY 05, an increase of $188,168, or 25%, from FY 04. The increase was a result of an increase in salaries for additional engineers, who were working to enhance our products, and the increase in the cost of testing and prototype materials.

Net loss. Net loss in FY 06 of $337,803 represented a net loss decrease of $257,330 compared to FY 05 net loss of $595,133. The decrease is a result of an increase to revenue and an increase to gross profit margin percentage. The net loss decrease was partially offset by an increase to sales and marketing expenses. The net loss in FY 05 included a one-time expense of approximately $201,000 (including attorney and arbitrator fees) for resolution of an arbitration dispute with one of our distributors.

Net loss in FY 05 of $595,133 represented a net income decrease of $600,194 compared to FY 04 net income of $5,061. The decrease was a result of expense increases primarily in Sales, Administration, Finance and Research and Development departments as a result of revenue growth and expenses to product enhancement. The net loss included a one-time expense of approximately $201,000 (including attorney and arbitrator fees) for resolution of an arbitration dispute with one of our distributors.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by sales of common stock, warrants and exercise of stock options to purchase our common stock, which totaled $18,920,885 through March 31, 2006, and, to a lesser degree, by sales of our products. Our operations used $420,366 of cash in FY 06 on sales of $9,127,190 and used $218,428 of cash in FY 05 on sales of $8,053,758. In FY 06 and prior years, the use of cash in our operations resulted primarily from the funding of our annual net losses. These amounts of cash generated from and used in operations are not indicative of the expected cash to be generated from or used in operations in the fiscal year ended March 31, 2007 (“FY 07”). As of March 31, 2006, we had $901,541 in cash and cash equivalents available to fund future operations. Working capital was $2,239,083 at March 31, 2006 compared to $2,519,639 at March 31, 2005. Current liabilities were $1,085,628 at March 31, 2006, compared to $1,133,188 at March 31, 2005.

Capital expenditures in FY 06 ($199,106) and FY 05 ($192,578) were primarily in FY 2005 and, to a lesser extent in FY 2006, from the capitalization of AEM monitors placed in hospitals under various promotional programs. Placing Company-owned AEM monitors into hospitals at no charge to facilitate hospitals use of AEM instruments is an initiative to accelerate new hospital accounts to AEM instruments. Under these promotional programs we maintain ownership of our AEM monitor and the cost is capitalized and depreciated as cost of sales over the projected five year life of the asset.

We believe that the unique performance of the AEM technology and our breadth of independent endorsements provide an opportunity for continued market share growth. We believe that the market awareness of the AEM technology and its endorsements is continually improving and that this will benefit sales efforts in FY 07. We believe that we enter FY 07 having achieved improvements in the clinical credibility of our technology. Our FY 07 operating plan is focused on growing revenue, increasing gross profits, increasing research and development costs while reducing losses and negative cash flows. We cannot predict with certainty the expected revenue, gross profit, net income or loss and usage of cash and cash equivalents for FY 07. However, we believe that cash resources will be sufficient to fund our operations for at least the next twelve months under our current operating plan. If we are unable to manage the business operations in line with our budget expectations, it could have a material adverse effect on business viability, financial position, results of operations and cash flows. Further, if we are not successful in sustaining profitability and remaining at least cash flow break-even, additional capital may be required to maintain ongoing operations.

We have explored and are continuing to explore options to provide additional financing to fund future operations as well as other possible courses of action. Such actions include, but are not limited to, securing a line of credit, sales of debt or equity securities (which may result in dilution to existing shareholders), licensing of technology, strategic alliances and other similar actions. There can be no assurance that we will be able to obtain additional funding (if needed) through a sale of our common stock or loans from financial institutions or other third parties or through any of the actions discussed above. If we cannot sustain profitable operations and additional capital is unavailable, lack of liquidity could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

Income Taxes

As of March 31, 2006, net operating loss carryforwards totaling approximately $16,500,000 were available to reduce taxable income in the future. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the fiscal year ended March 31, 2008. We have not paid income taxes since our inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year, if certain events occur, including changes in ownership interests. We have established a valuation allowance for the entire amount of our deferred tax asset since inception due to our history of losses. During fiscal years 2006 and 2005, no tax benefit was obtained from our loss. As a result, no tax benefit is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed.

Contractual Obligations

For more information on our contractual obligations on operating leases, refer to Note 4 of Financial Statements. The minimum future lease payments by fiscal years as of March 31, 2006 are as follows:

Year ended March 31,
2007	$154,179
2008	166,930
2009	172,685
2010	65,566
$559,360

Aside from the operating lease commitments, we do not have any material contractual commitments requiring settlement in the future.

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

We depreciate our property and equipment primarily on a double-declining basis over the estimated useful life of the asset, generally three to five years. Our owned, customer-site AEM Monitors are depreciated on a double-declining basis for a period of 5 years. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized.

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

Risk Factors:

You should carefully consider the risk factors described below. If any of the following risk factors actually occur, our business, prospects, financial condition or results of operations would likely suffer. In such case, the trading price of our common stock could fall resulting in the loss of all or part of your investment. You should look at all these risk factors in total. Some risk factors may stand on their own. Some risk factors may affect (or be affected by) other risk factors. You should not assume we have identified these connections. You should not assume that we will always update these and future risk factors in a timely manner. We are not undertaking any obligation to update these risk factors to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Among the factors that could cause future results and financial condition to be materially different from expectations are:

Our products may not be accepted by the market. The success of our products and our financial condition depends on the acceptance of AEM products by the medical community in commercially viable quantities during FY 07 and beyond. We cannot predict how quickly or how broadly AEM products will be accepted by the medical community. We need to continually educate the marketplace about the potential hazards involved in the use of conventional electrosurgical products during minimally-invasive surgical procedures and the expected benefits associated with the use of AEM products. If we are unsuccessful in educating the marketplace about our technology and the hazards of conventional instruments, we will not create sufficient demand by hospitals and surgeons for AEM products and our financial condition, results of operations and cash flows could be adversely affected.

We need to continually develop and train our network of direct and independent sales representatives and expand our distribution efforts in order to be successful. Our attempts to develop and train a network of direct and independent sales representatives in the U.S. and to expand our international distribution efforts may take longer than expected and may result in considerable amounts of retraining effort as the direct and independent sales representatives change their product lines, product focus and personnel. We may not be able to obtain full coverage of the U.S. by direct and independent sales representatives as quickly as anticipated. The independent sales representative network has inherent flaws and inefficiencies, which can include conflicts of interest and competing products. Optimizing the quality of the network and the performance of direct and independent sales representatives in the U.S. is an ongoing challenge. We may also encounter difficulties in developing our international presence due to regulatory issues and our ability to successfully develop international distribution options. Our inability to expand our network of direct and independent sales representatives and optimize their performance could adversely affect our financial results.

We may need additional funding to support our operations. We were formed in 1991 and have incurred losses of $16.2 million since that date. We have primarily financed research, development and operational activities with sales of our common stock. At March 31, 2006, we had $901,541 in cash available to fund future operations. We may find that investment in sales, marketing, research and development initiatives, merited by market opportunity, may result in our operating at a net loss from quarter to quarter. We may also find ourselves at a competitive disadvantage due to our constrained liquidity.

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

Our common stock is thinly traded, the prices at which it trades are volatile and the buying or selling actions of a few shareholders may adversely affect our stock price. As of May 31, 2006, we had a public float, which is defined as shares outstanding minus shares held by our officers, directors, or holders of greater than 5% of our outstanding common stock, of 2,975,021 shares or 46% of the outstanding common stock. The average number of shares traded in any given day over the past year has been relatively small compared to the public float. Thus, the actions of a few shareholders either buying or selling shares of our common stock may adversely affect the price of the shares. Historically, thinly traded securities such as our common stock have experienced extreme price and volume fluctuations that do not necessarily relate to operating performance. In addition, as of May 31, 2006, Vern D. Kornelsen, one of our directors, together with an entity controlled by Mr. Kornelsen, owned an aggregate of 1,878,443 shares of our common stock, or approximately 29% of our common stock outstanding. As a result, Mr. Kornelsen may be able to exert substantial influence over matters requiring action by our shareholders, and in the event Mr. Kornelsen were to elect to sell some or all of the common stock he controls, it could have a significant adverse effect on the price of our common stock.

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

We depend on certain key personnel. We are highly dependent on a limited number of key management personnel, particularly our President and CEO, John R. Serino and our Chairman of the Board, Roger C. Odell. Our loss of key personnel to death, disability or termination, or our inability to hire and retain qualified personnel, could have a material adverse effect on our financial position, results of operations and cash flow.

Item 7.    Financial Statements and Supplementary Data.

The following financial statements are included in this Report:

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Boulder, Colorado

We have audited the accompanying balance sheets of Encision Inc. as of March 31, 2006 and 2005 and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Encision Inc. as of March 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/   Gordon, Hughes & Banks, LLP

Greenwood Village, Colorado
April 28, 2006

ENCISION INC.

BALANCE SHEETS

	March 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$901,541	$1,472,385
Accounts receivable, net of allowance for doubtful accounts of $38,000 (2006) and $19,000 (2005)	942,494	866,710
Inventories, net of reserve for obsolescence of $70,000 (2006) and $65,000 (2005)	1,398,848	1,210,582
Prepaid expenses	81,828	103,150
Total current assets	3,324,711	3,652,827

EQUIPMENT, at cost:
Furniture, fixtures and equipment	935,899	860,352
Customer-site equipment	596,439	540,692
Less: accumulated depreciation	(1,216,160)	(1,085,130)
Equipment, net	316,178	315,914
PATENTS, net of accumulated amortization of $92,339 (2006) and $80,183 (2005)	152,930	117,764

OTHER ASSETS	23,483	20,210
Total assets	$3,817,302	$4,106,715

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$299,766	$532,657
Accrued compensation	228,913	138,042
Other accrued liabilities	556,949	462,489
Total current liabilities	1,085,628	1,133,188
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized, 6,398,146 (2006) and 6,313,146 (2005) shares issued and outstanding	18,920,885	18,824,935
Accumulated (deficit)	(16,189,211)	(15,851,408)
Total shareholders’ equity	2,731,674	2,973,527
Total liabilities and shareholders’ equity	$3,817,302	$4,106,715

The accompanying notes to financial statements are an integral part of these balance sheets.

ENCISION INC.

STATEMENTS OF OPERATIONS

	For The Fiscal Years Ended March 31,
	2006	2005
REVENUE, NET	$9,127,190	$8,053,758

COST OF SALES	3,567,800	3,381,355

Gross profit	5,559,390	4,672,403

OPERATING EXPENSES:
Sales and marketing	3,770,742	3,120,792
General and administrative	1,186,466	1,199,170
Research and development	955,714	951,758
Total operating expenses	5,912,922	5,271,720

LOSS FROM OPERATIONS	(353,532)	(599,317)

OTHER INCOME (EXPENSE):
Interest income	28,779	13,980
Other (expense)	(13,050)	(9,796)

NET LOSS	$(337,803)	$(595,133)

NET LOSS PER SHARE

Basic and diluted net loss per common share	$(0.05)	$(0.10)
Weighted average shares used in computing basic and diluted net loss per common share	6,369,253	6,131,102

The accompanying notes to financial statements are an integral part of these statements.

ENCISION INC.

STATEMENT OF SHAREHOLDERS’ EQUITY

FOR THE FISCAL YEARS ENDED MARCH 31, 2006 and 2005

	Common Stock		Accumulated
	Shares	Amount	(Deficit)	Total

Balances, March 31, 2004	5,845,526	$18,285,991	$(15,256,275)	$3,029,716

Exercise of stock options	467,620	538,944	—	538,944
Net (loss)	—	—	(595,133)	(595,133)

Balances, March 31, 2005	6,313,146	18,824,935	(15,851,408)	2,973,527

Exercise of stock options	85,000	95,950		95,950
Net (loss)			(337,803)	(337,803)

Balances, March 31, 2006	6,398,146	$18,920,885	$(16,189,211)	$2,731,674

The accompanying notes to financial statements are an integral part of these statements.

ENCISION INC.

STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(337,803)	$(595,133)
Adjustments to reconcile net loss to net cash (used in) operating activities-
Depreciation and amortization	216,838	210,612
Inventory reserves	5,000	(25,000)
Provision for (recovery of) bad debts	19,000	(43,000)
Changes in operating assets and liabilities-
Accounts receivable	(94,784)	123,982
Inventories	(199,106)	(125,331)
Prepaid expenses and other assets	18,049	(43,268)
Accounts payable	(232,891)	102,057
Accrued compensation and other accrued liabilities	185,331	176,653
Net cash (used in) operating activities	(420,366)	(218,428)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(199,106)	(192,578)
Patent costs	(47,322)	(12,160)
Net cash (used in) investing activities	(246,428)	(204,738)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	95,950	538,944
Net cash provided by financing activities	95,950	538,944

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(570,844)	115,778

CASH AND CASH EQUIVALENTS, beginning of year	1,472,385	1,356,607

CASH AND CASH EQUIVALENTS, end of year	$901,541	$1,472,385

The accompanying notes to financial statements are an integral part of these statements.

ENCISION INC.

NOTES TO FINANCIAL STATEMENTS

(1)       ORGANIZATION AND NATURE OF BUSINESS

Encision Inc. is a medical device company that designs, develops, manufactures and markets patented surgical instruments that provide greater safety to patients undergoing minimally-invasive surgery. We believe our patented AEM® surgical instrument technology is changing the marketplace for electrosurgical devices and instruments by providing a solution to a well-documented risk in laparoscopic surgery. Our sales to date have been made principally in the United States.

We, except for fiscal years 2004 and 2003 when we achieved profitable operations, had incurred losses since our inception and have an accumulated deficit of $(16,189,211) at March 31, 2006. Operations have been financed primarily through issuance of common stock. Our liquidity has substantially diminished because of such continuing operating losses, and we may be required to seek additional capital in the future.

Our strategic marketing and sales plan is designed to expand the use of our products in surgically active hospitals in the United States.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, we consider all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents and short-term trade receivables and payables. The carrying values of cash and cash equivalents and short-term receivables and payables approximate their fair value due to their short maturities.

Concentration of Credit Risk

Statement of Financial Accounting Standards (“SFAS”) No. 105, “Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk”, requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash. The amount on deposit with financial institutions does exceed the $100,000 federally insured limit at March 31, 2006. However, we believe that the financial institutions are financially sound and the risk of loss is minimal.

Financial instruments consist of cash and cash equivalents, accounts receivable and accounts payable. The carrying value of all financial instruments approximate fair value.

We have no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. We maintain the majority of our cash balances with two financial institutions in the form of demand deposits and money market funds.

Accounts receivable are typically unsecured and are derived from transactions with and from entities in the healthcare industry primarily located in the United States of America. Accordingly, we may be exposed to credit risk generally associated with the healthcare industry. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.

A summary of the activity in our allowance for doubtful accounts is as follows:

	2006	2005
Balance, beginning of year	$19,000	$62,000
Provision for estimated losses	58,583	26,723
Write-off of uncollectible accounts	(39,583)	(69,723)
Balance, end of year	$38,000	$19,000

The net accounts receivable balance at March 31, 2006 of $942,494 included no more than 4% from any one customer. The net accounts receivable balance at March 31, 2005 of $866,710 included $73,339, or approximately 5%, from one customer.

Warranty Accrual

We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is based upon historical experience and is also affected by product failure rates and material usage incurred in correcting a product failure. Should actual product failure rates or material usage costs differ from our estimates, revisions to the estimated warranty liability would be required. A summary of our warranty claims activity, included in other accrued liabilities, is as follows:

	2006	2005
Balance, beginning of year	$152,000	$110,000
Provision for estimated warranty claims	2,031	77,812
Claims made	(19,031)	(35,812)
Balance, end of year	$135,000	$152,000

Inventories

Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At March 31, 2006 and 2005, inventory consisted of the following:

	2006	2005
Raw materials	$869,571	$738,850
Finished goods	599,277	536,732

	1,468,848	1,275,582
Less - Reserve for obsolescence	(70,000)	(65,000)

	$1,398,848	$1,210,582

A summary of the activity in our inventory reserve for obsolescence is as follows:

	2006	2005
Balance, beginning of year	$65,000	$90,000
Provision for estimated obsolescence	44,130	67,397
Write-off of obsolete inventory	(39,130)	(92,397)
Balance, end of year	$70,000	$65,000

Property and Equipment

Property and equipment are stated at cost, with depreciation computed primarily on a double-declining basis over the estimated useful life of the asset, generally three to five years. Our owned AEM Monitors at customer sites are depreciated on a double-declining basis for a period of 5 years. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized. Depreciation expense for the years ended March 31, 2006 and 2005 was $204,682 and $198,456, respectively.

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

Patents

The costs of applying for patents are capitalized and amortized on a straight-line basis over the lesser of the patent’s economic or legal life (17 years in the United States). Capitalized costs are expensed if patents are not granted. We review the carrying value of our patents periodically to determine whether the patents have continuing value and such reviews could result in the conclusion that the recorded amounts have been impaired.

Accrued Liabilities

We have accrued $135,000 related to warranty claims, $130,661 related to sales commissions and $122,781 related to rent normalization and have included these amounts in accrued liabilities in the accompanying balance sheet as of March 31, 2006. At March 31, 2005, we had accrued $152,000 related to warranty claims, $110,386 related to sales commissions and $86,158 related to rent normalization and included these amounts in accrued liabilities in the balance sheet as of March 31, 2005.

Income Taxes

We account for income taxes under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. SFAS No. 109 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized. During fiscal years 2006 and 2005, no tax benefit was obtained from our loss. As a result, no tax benefit is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed (Note 5).

Revenue Recognition

Revenue from product sales is recorded when we ship the product and title has passed to the customer, provided that we have evidence of a customer arrangement and can conclude that collection is probable. Our shipping policy is FOB Shipping Point. We recognize revenue from sales to stocking distributors when there is no right of return, other than for normal warranty claims. We have no ongoing obligations related to product sales, except for normal warranty.

Research and Development Expenses

We expense research and development costs for products and processes as incurred.

Stock-Based Compensation

We have adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations in accounting for stock options granted to employees. If we had accounted for our stock-based compensation plans in accordance with SFAS No. 123, our net income or loss and pro forma net income or loss per basic and diluted common share would have been reported as follows:

	2006	2005
Net (Loss)
As Reported	$(337,803)	$(595,133)
Stock-based compensation based upon estimated fair values	(201,942)	(161,465)
Pro forma	$(539,745)	$(756,598)
Pro Forma Net (Loss) Per Common Share
As Reported	$(0.05)	$(0.10)
Pro Forma	$(0.08)	$(0.12)

Comprehensive Income (Loss)

We have adopted the provisions of SFAS No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). SFAS No. 130 establishes standards for reporting and display of comprehensive income or loss and its components in a full set of general-purpose financial statements. For the years ended March 31, 2006 and 2005, we had no comprehensive income items.

Segment Reporting

We have concluded that we have one operating segment.

Basic and Diluted Income and Loss per Common Share

Net income or loss per share is calculated in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net income or loss per common share is computed by dividing net income or loss for the period by the weighted average number of common shares outstanding for the period. Diluted net income or loss per common share is computed by dividing the net income or loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. As a result of our net loss in fiscal year 2006, all potentially dilutive securities in the loss year would be anti-dilutive and were excluded from the computation of diluted loss per share, and there are no differences between basic and diluted per share amounts for the loss year presented. Potential stock issuance excluded from earnings per share because their effect was anti-dilutive are 448,017 for the fiscal year 2006 and 591,902 for the fiscal year 2005.

The following is a table that reconciles the numerators and denominators of the basic and diluted earnings per share:

	For the Fiscal Years Ended:
	March 31, 2006			March 31, 2005
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net (loss)
Basic EPS (Loss) available to common stockholders	$(337,803)	6,369,253	$(0.05)	$(595,133)	6,131,102	$(0.10)
Effect of Dilutive Securities Stock Options	—	—		—	—
Diluted EPS (Loss) available to common stockholders + dilutive securities	$(337,803)	6,369,253	$(0.05)	$(595,133)	6,131,102	$(0.10)

Recently Issued Accounting Standards

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

(3)       SHAREHOLDERS’ EQUITY

Stock Option Plan

We adopted our 1997 Stock Option Plan (the “Plan,” as summarized below) to promote the interests of us and our shareholders by helping us to attract, retain and motivate key employees and associates of us. Under the terms of the Plan, the Board of Directors may grant either “nonqualified” or “incentive” stock options, as defined by the Internal Revenue Code and related regulations. The purchase price of a nonqualified option may be less than the then fair market value of the stock. The purchase price of the shares subject to an incentive stock option will be the fair market value of our common stock on the date the option is granted. Generally, vesting of stock options occurs such that 20% becomes exercisable one year after the date of grant and 20% becomes exercisable each year thereafter. However, certain options vest after a specified period of time, and may be accelerated based on achieving specified events. Generally, all stock options must be exercised within five years from the date granted.

On August 15, 1997, our shareholders approved the adoption of the Plan providing for grants of stock options and/or supplemental bonuses to our employees and directors. The Plan permits the granting of incentive stock options and nonqualified stock options.

On July 24, 2002, our shareholders approved an amendment to the Plan by our Board of Directors to increase the number of common shares reserved for issuance under the Plan by 100,000 shares, to a total of 900,000 shares of common stock subject to adjustment for dividend, stock split or other relevant changes in our capitalization.

On August 16, 2004, our shareholders approved an amendment to the Plan by our Board of Directors to increase the number of common shares reserved for issuance under the Plan by 300,000 shares, to a total of 1,200,000 shares of common stock subject to adjustment for dividend, stock split or other relevant changes in our capitalization. As of March 31, 2006, options to purchase an aggregate of 1,081,847 shares of common stock (net of options canceled) had been granted pursuant to the Plan and 633,830 options had been exercised, leaving 448,017 options still subject to exercise.

Statement of Financial Accounting Standards No. 123

SFAS No. 123, “Accounting for Stock-Based Compensation,” defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS No. 123 allows the continued measurement of compensation cost for such plans using the intrinsic value method prescribed by APB No. 25, provided that pro forma disclosures are presented of net income or loss and net income or loss per common share, assuming the fair value based method of SFAS No. 123 had been applied. We have elected to account for our stock-based compensation plans for employees under APB No. 25; accordingly, for purposes of the pro forma disclosures presented in Note 2, we have computed the fair values of all options granted during fiscal years 2006 and 2005, using the Black-Scholes option valuation model and the following weighted average assumptions:

	2006	2005
Risk-free interest rate	3.96%	3.61%
Expected lives	5.0 years	5.0 years
Expected volatility	104%	116%
Expected dividend yield	0%	0%

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

The total fair value of options granted was computed to be approximately $806,062 and $759,478, for the fiscal years ended March 31, 2006 and 2005, respectively. For disclosure purposes, these amounts are amortized ratably over the vesting periods of the options. Pro forma stock-based compensation, net of the effect of forfeitures, was $201,942 and $161,465 for fiscal years 2006 and 2005, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the use of assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options. A summary of our stock option activity and related information for each of the fiscal years ended March 31, 2006 and 2005 is as follows:

		Weighted	Weighted
		Average	Average
	Options	Exercise	Fair
	Outstanding	Price	Value

BALANCE, as of March 31, 2004	800,819	$1.73

EXERCISABLE, as of March 31, 2004	629,535	$1.54

Granted	320,000	$2.89	$2.37
Exercised	(467,620)	$1.15
Forfeited	(61,297)	$2.73

BALANCE, as of March 31, 2005	591,902	$2.71

EXERCISABLE, as of March 31, 2005	219,183	$2.56

Granted	45,000	$2.57	$1.80
Exercised	(85,000)	$1.13
Forfeited	(103,885)	$3.84

BALANCE, as of March 31, 2006	448,017	$2.73

EXERCISABLE, as of March 31, 2006	215,339	$2.63

The following table summarizes information about employee stock options outstanding and exercisable at March 31, 2006:

	Options Outstanding			Options Exercisable
	Number of	Weighted
	Options	Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise	At March 31,	Contractual	Exercise	At March 31,	Exercise
Prices	2006	Life in Years	Price	2006	Price
$0.85 - $2.40	68,017	1.2	$2.03	54,506	$1.95
$2.50 - $2.89	340,000	2.4	$2.79	138,747	$2.77
$3.00 - $3.75	40,000	2.2	$3.39	22,086	$3.40
	448,017	2.2	$2.73	215,339	$2.63

Of the 448,017 options exercisable into our common stock as of March 31, 2006, 35,000 represent nonqualified stock options and 413,017 represent incentive stock options. The exercise price of all options granted through March 31, 2006, has been equal to or greater than the fair market value, as determined by our Board of Directors or based upon publicly quoted market values of our common stock on the date of the grant. As of March 31, 2006, options for 118,153 shares of our common stock are available for grant under the plan.

 (4)      COMMITMENTS AND CONTINGENCIES

We currently lease our facilities under noncancelable lease agreements through August 14, 2009 at 6797 Winchester Circle, Boulder, Colorado. The minimum future lease payments by fiscal years as of March 31, 2006 are as follows:

Year ended March 31,
2007	$154,179
2008	166,930
2009	172,685
2010	65,566
$559,360

Rent expense for the fiscal years ended March 31, 2006 and 2005 was $129,237 and $86,158, respectively.

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine their compliance with these regulations. As of March 31, 2006 we believe we were in substantial compliance with all known regulations. FDA inspections are conducted periodically at the discretion of the FDA. We were last inspected in May 2004 and were notified of six potential deficiencies from that inspection, none of which we believe to be material.

We were granted a Certificate to Foreign Government in October 11, 2000 that states in part that, based on the last periodic inspection, we were in substantial compliance with current good manufacturing processes, thereby allowing us to ship products to foreign countries.

Our obligation with respect to employee severance benefits is minimized by the “at will” nature of the employee relationships. Our total obligation as of March 31, 2006 with respect to contingent severance benefit obligations is less than $130,000.

(5)           INCOME TAXES

Income tax provision (benefit) is summarized as follows:

	Year Ended March 31,
	2006	2005
Current:
Federal	$—	$—
State	—	—
Total current	—	—

Deferred:
Federal	(22,000)	(25,000)
State	(2,000)	(3,000)
Total deferred	(24,000)	(28,000)
Increase (decrease) in valuation allowance	24,000	28,000
Total provision (benefit)	$—	$—

The difference between the statutory federal income tax rate and our effective income tax rate is summarized as follows:

	Year Ended March 31,
	2006	2005
Income taxes at federal statutory rates	34.0%	34.0%
State income taxes, net of federal benefit	3.5	3.5
Other	3.0	1.6
Valuation allowance	(40.5)	(39.1)
Effective income tax rate	—%	—%

The components of the net deferred income tax asset were as follows:

	March 31,
	2006	2005
Deferred tax assets:
Net operating loss and credit carryovers	$6,231,000	$6,115,000
Other	179,000	155,000
Total deferred	6,410,000	6,270,000
Valuation allowance	(6,410,000)	(6,270,000)
Net tax provision (benefit)	$—	$—

Management believes that based on all available evidence, it is more likely than not that the deferred tax assets will not be fully realized. Accordingly, a valuation allowance has been recorded against the deferred tax asset.

As of March 31, 2006, we had approximately $16.5 million of net operating loss carryovers for tax purposes. Additionally, we have certain research and development tax credits available to offset future federal and state income taxes. The net operating loss and credit carryovers begin to expire in the fiscal year ended March 31, 2008. Our net operating loss carryovers at March 31, 2006 include $582,000 in income tax deductions related to stock options which will be tax effected and the benefit will be reflected as a credit to additional paid-in capital when realized. The Internal Revenue Code contains provisions, which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests.

(6)       LEGAL PROCEEDINGS

We are not involved in any legal proceeding. We may become involved in litigation in the future in the normal course of business.

(7)       MAJOR CUSTOMERS

We depend on revenue that is generated from the hospitals’ ongoing usage of the AEM surgical instruments. In fiscal year 2006, we generated revenue from over 350 hospitals that have changed to AEM products; but, no hospital customer contributed more than 3% to the total revenues. We utilize a small number of stocking distributors to sell AEM products to multiple hospital customers. No distributor generated revenue in excess of 10% for fiscal year 2006 or fiscal year 2005. Approximately 50% of the new hospital accounts in fiscal years 2006 and 2005 were from hospitals affiliated with group purchasing organizations, Novation and Premier, with whom we signed supplier agreements in 2002.

(8)           RELATED PARTY TRANSACTIONS

We sell product to an independent representative, and a former stocking distributor, principally owned by an individual who was also a shareholder of us. We generated revenue of $165,772 (2%) in FY 2006 and $646,093 (8%) in FY 2005 from this distributor which sold AEM products to multiple hospital customers in its authorized region.

(9)       DEFINED CONTRIBUTION EMPLOYEE BENEFIT PLAN

We have adopted a 401(k) Profit Sharing Plan which covers all full-time employees who have completed three months of full-time continuous service and are age eighteen or older. Participants may defer up to 20% of their gross pay up to a maximum limit determined by law. Participants are immediately vested in their contributions. We may make discretionary contributions based on corporate financial results for the fiscal year. To date, we have not made contributions to the 401(k) Profit Sharing Plan. Vesting in a contribution account (our contribution) is based on years of service, with a participant fully vested after five years of credited service.

(10)     QUARTERLY RESULTS (UNAUDITED)

(In thousands, except per share amounts)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
FISCAL YEAR 2006

Revenues	$2,289	$2,302	$2,117	$2,419

Operating income (loss)	14	(161)	(159)	(48)

Net income (loss)	19	(162)	(154)	(41)

(Loss) per common share
(Basic and diluted)	$0.00	$(0.03)	$(0.02)	$(0.00)

FISCAL YEAR 2005

Revenues	$1,763	$2,066	$2,098	$2,127

Operating income (loss)	(291)	(57)	(143)	(108)

Net income (loss)	(291)	(56)	(143)	(104)

Income (loss) per common share
(Basic and diluted)	$(0.05)	$(0.01)	$(0.02)	$(0.02)

Item 8 A. Controls and Procedures

(a) We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14c of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms.

(b) There were no significant changes in our internal control over financial reporting or in other factors that could significantly affect our internal control over financial reporting subsequent to the evaluation date, nor any significant deficiencies or material weaknesses in such disclosure controls, internal controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

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

10.3         Encision Inc. 1997 Stock Option Plan. (Incorporated by reference from Proxy Statement dated July 15, 1997).

23.1   Consent of Independent Registered Public Accounting Firm, Gordon, Hughes and Banks, LLP.

31.1    Section 302 Certification of Principal Executive Officer

31.2    Section 302 Certification of Principal Financial and Accounting Officer

32.1    Section 906 Certifications

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by this report except for the Form 8-K filed 1/26/06 reporting Item 2.02 “Results of Operations and Financial Condition,” relating to the Company’s 3rd quarter financial results.

Item 14. Principal Accounting Fees and Services.

Information in response to this item is incorporated by reference from the Registrant’s Definitive Proxy Statement to be filed within 120 days after the close of the Registrant’s fiscal year.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 28, 2006.	ENCISION INC.

	By:	/s/ Marcia K. McHaffie
Marcia K. McHaffie
Controller
Principal Accounting Officer & Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Bruce L. Arfmann	June 28, 2006
Bruce L. Arfmann
Director

/s/ Robert H. Fries	June 28, 2006
Robert H. Fries
Director

/s/ Vern D. Kornelsen	June 28, 2006
Vern D. Kornelsen
Director

/s/ George A. Stewart	June 28, 2006
George A. Stewart
Director

/s/ John R. Serino	June 28, 2006
John R. Serino
President and CEO
Principal Executive Officer
Director

/s/ David W. Newton	June 28, 2006
David W. Newton
Vice President - Technology
Director

/s/ Roger C. Odell	June 28, 2006
Roger C. Odell
Chairman of the Board and Vice-President — Business Development
Director