Form 10QSB
period 2006-06-30
ENCISION INC
filed 2006-08-11
CIK 930775

U. S. Securities and Exchange Commission
Washington, D.C.  20549

Form 10-QSB

☒                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes   ☒   No   ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐   No   ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	6,430,437 Shares
Class	(outstanding at July 31, 2006)

Transitional Small Business Disclosure Format

Yes   ☐   No   ☒

ENCISION INC.

FORM 10-QSB

For the Quarter Ended June 30, 2006

PART I                  FINANCIAL INFORMATION

ITEM 1   -   CONDENSED INTERIM FINANCIAL STATEMENTS

ENCISION INC.

CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2006	2006
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,098,539	$901,541
Accounts receivable, net of allowance for doubtful accounts of $23,500 and $38,000, respectively	1,073,552	942,494
Inventory, net of reserve for obsolescence of $75,000 and $70,000, respectively	1,290,527	1,398,848
Prepaid expenses	214,467	81,828
Total current assets	3,677,085	3,324,711
EQUIPMENT, at cost:
Furniture, fixtures and equipment	973,559	935,899
Customer-site equipment	605,492	596,439
Less - accumulated depreciation	(1,261,469)	(1,216,160)
Equipment, net	317,582	316,178
PATENTS, net of accumulated amortization of $95,379 and $92,339, respectively	158,553	152,930
OTHER ASSETS	23,483	23,483
Total assets	$4,176,703	$3,817,302
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$421,921	$299,766
Accrued compensation	207,176	228,913
Other accrued liabilities	603,068	556,949
Total current liabilities	1,232,165	1,085,628
SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized, 6,430,437 (June 30, 2006) and 6,398,146 (Mar. 31, 2006) shares outstanding	19,030,160	18,920,885
Accumulated (deficit)	(16,085,622)	(16,189,211)
Total shareholders’ equity	2,944,538	2,731,674
Total liabilities and shareholders’ equity	$4,176,703	$3,817,302

The accompanying notes are an integral part of these condensed financial statements.

ENCISION INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30, 2006
	2006	2005
REVENUE, NET	$2,754,187	$2,288,628
COST OF SALES	1,048,466	904,197
Gross profit	1,705,721	1,384,431
OPERATING EXPENSES:
Sales and marketing	1,072,154	869,263
General and administrative	311,396	260,127
Research and development	225,109	240,792
Total operating expenses	1,608,659	1,370,182
INCOME FROM OPERATIONS	97,062	14,249
OTHER INCOME (EXPENSE):
Interest income	8,410	6,408
Other (expense), net	(1,883)	(1,962)
NET INCOME	$103,589	$18,695
NET INCOME PER SHARE:
Basic and diluted net income per common share	$0.02	$0.00
Weighted average shares used in computing basic net income per common share	6,399,744	6,316,605
Weighted average shares used in computing diluted net income per common share	6,443,961	6,355,630

`

The accompanying notes are an integral part of these condensed financial statements.

ENCISION INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$103,589	$18,695
Adjustments to reconcile net income to net cash provided by (used in) operating activities -
Depreciation and amortization	48,349	60,401
Stock-based compensation expense related to stock options	47,327	—
Provision for bad debts	(14,500)	6,000
Inventory reserves	5,000	—
Changes in operating assets and liabilities -
Accounts receivable	(116,558)	(280,702)
Inventory	103,321	(154,977)
Other assets	(132,639)	(31,252)
Accounts payable	122,155	(40,460)
Accrued compensation and other accrued liabilities	24,382	117,718
Net cash provided by (used in) operating activities	190,426	(304,577)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment	(46,713)	(121,492)
Patent costs	(8,663)	(7,398)
Net cash (used in) investing activities	(55,376)	(128,890)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	61,948	75,791
Net cash provided by financing activities	61,948	75,791
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	196,998	(357,676)
CASH AND CASH EQUIVALENTS, beginning of period	901,541	1,472,385
CASH AND CASH EQUIVALENTS, end of period	$1,098,539	$1,114,709

The accompanying notes are an integral part of these financial statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2006
(Unaudited)

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

We achieved profitable operations in fiscal years 2004 and 2003. However, in each fiscal year prior to 2003 and in fiscal years 2006 and 2005, we had incurred losses and had an accumulated deficit of $16,085,622 at June 30, 2006. Operations have been financed primarily through issuance of common stock.

Our strategic marketing and sales plan is designed to expand the use of our products in surgically active hospitals in the United States. We expect these efforts to result in continued revenue increases for fiscal year 2007.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed interim financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report to the Securities and Exchange Commission for the fiscal year ended March 31, 2006, filed on Form 10-KSB on June 30, 2006.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

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

Concentration of Credit Risk

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

The net accounts receivable balance at June 30, 2006 of $1,073,552 included no more than 4% from any one customer. The net accounts receivable balance at March 31, 2006 of $942,494 included no more than 4% from any one customer.

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

	June 30, 2006	March 31, 2006
Raw materials	$874,549	$869,571
Finished goods	490,978	599,277
	1,365,527	1,468,848
Less - Reserve for obsolescence	(75,000)	(70,000)
	$1,290,527	$1,398,848

Accrued Liabilities

We have accrued $140,000 related to warranty claims, $127,242 related to sales commissions and $120,359 related to rent normalization and have included these amounts in accrued liabilities in the accompanying balance sheets as of June 30, 2006.

Research and Development Expenses

We expense research and development costs for products and processes as incurred.

Stock-Based Compensation Expense

On April 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal year 2007. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in its adoption of SFAS 123(R).

We have adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of our fiscal year 2007. Our financial statements as of and for the three months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended June 30, 2006 was $47,327 which consisted of stock-based compensation expense related to employee stock options. There was no stock-based compensation expense related to employee stock options during the three months ended June 30, 2006.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in our Statement of Operations because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our Statement of Operations for the first quarter of fiscal year 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of June 30, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to July 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all share-based payment is recognized using the straight-line single-option method. As stock-based compensation expense recognized in the Statement of Operations for the first quarter of fiscal year 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to fiscal year 2007, we accounted for forfeitures as they occurred.

Upon adoption of SFAS 123(R), we continued to use the Black-Scholes option-pricing model (“Black-Scholes model”) which was previously used for our pro forma information required under SFAS 123. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

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

For the three month period ended June 30, 2006, we had currently-exercisable stock options outstanding that could create future dilution to our common shareholders and are not currently classified as our outstanding common shares. The common stock number is based on specific conversion or issuance assumptions pursuant to the corresponding terms of each instrument. Potential stock issuance excluded from earnings per share because their effect was anti-dilutive was 441,509 for the three months ended June 30, 2006.

The following is a table that reconciles the numerators and denominators of the basic and diluted earnings per share:

	For the Three Months Ended:
	June 30, 2006			June 30, 2005
	Income (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net income
Basic EPS Income available to common stockholders	$103,589	6,399,744	$0.02	$18,695	6,316,605	$0.00
Effect of Dilutive Securities Stock Options	—	44,217		—	39,025
Diluted EPS Income available to common stockholders + dilutive securities	$103,589	6,443,961	$0.02	$18,695	6,355,630	$0.00

(3)    COMMITMENTS AND CONTINGENCIES

We currently lease our facilities under noncancelable lease agreements through August 14, 2009 at 6797 Winchester Circle, Boulder, Colorado. The minimum future lease payments which are as follows as of June 30, 2006:

Year ended March 31,
2007	115,634
2008	166,930
2009	172,685
2010	65,566
$520,815

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine their compliance with these regulations. As of June 30, 2006 we believe we were in substantial compliance with all known regulations. FDA inspections are conducted periodically at the discretion of the FDA. We were last inspected in May 2004 and were notified of six potential deficiencies from that inspection, none of which we believe to be material.

The results of operations for the quarter ended June 30, 2006 should not be taken as an indication of the results of operations for all or any part of the balance of the year.

(4)    VALUATION AND EXPENSE INFORMATION UNDER SFAS 123(R)

On April 1, 2006, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the three months ended June 30, 2006 which was allocated as follows:

Three Months Ended June 30, 2006
Sales and marketing	$10,588
General and administrative	28,240
Research and development	8,499
Stock-based compensation expense included in operating expenses	$47,327

There was no stock-based compensation expense recognized for the three months ended June 30, 2005.

The table below reflects net income and diluted net income per share for the three months ended June 30, 2006 compared with the pro forma information for the three months ended June 30, 2005 as follows:

	Three Months Ended June 30,
	2006	2005
Net income—as reported for the prior period (1)	N/A	$18,695
Stock-based compensation expense related to employee stock options (2)	$47,327	$54,209
Net income, including the effect of stock-based compensation expense (3)	$103,589	$(35,514)
Diluted net income per share—as reported for the prior period (1)	N/A	$0.00
Diluted net income per share, including the effect of stock-based compensation expense (3)	$0.02	$(0.01)

(1)             Net income and net income per share prior to fiscal year 2007 did not include stock-based compensation expense for employee stock options under SFAS 123 because we did not adopt the recognition provisions of SFAS 123.

(2)             Stock-based compensation expense prior to fiscal year 2007 is calculated based on the pro forma application of SFAS 123.

(3)             Net income and net income per share prior to fiscal year 2007 represents pro forma information based on SFAS 123.

Upon adoption of SFAS 123(R) and prior to the adoption of SFAS 123(R), the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of financial information in accordance with SFAS 123.

The use of a Black-Scholes model requires the use of actual employee exercise behavior data and the use of a number of assumptions including expected volatility, risk-free interest rate and expected dividends. The weighted-average estimated value of employee stock options granted during the three months ended June 30, 2006 was $1.95 per share using the Black-Scholes model with the following weighted-average assumptions:

Expected volatility	63.1%
Risk-free interest rate	5.0%
Expected dividends	0.0%

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Certain statements contained in this section on Management’s Discussion and Analysis are not historical facts, including statements about our strategies and expectations about new and existing products, market demand, acceptance of new and existing products, technologies and opportunities, market and industry segment growth, and return on investments in products and markets. These statements are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward looking statements. All forward looking statements in this section on Management’s Discussion and Analysis are based on information available to us on the date of this document, and we assume no obligation to update such forward looking statements. Readers of this Form 10-QSB are strongly encouraged to review the section entitled “Risk Factors.”

General

Encision Inc., a medical device company based in Boulder, Colorado, has developed and launched innovative technology that is emerging as a standard of care in minimally-invasive surgery. We believe our patented AEM® Surgical Instruments are changing the marketplace for electrosurgical devices and laparoscopic instruments by providing a solution to a well documented patient safety risk in laparoscopic surgery.

We were founded to address market opportunities created by the increase in minimally-invasive surgery (“MIS”) and surgeons’ preference for using electrosurgery devices in these procedures. The product opportunity was created by surgeons’ continued widespread demand for using monopolar electrosurgery instruments which, when used in laparoscopic surgery, are susceptible to causing inadvertent collateral tissue damage outside the surgeon’s field of view. The risk of unintended electrosurgical burn injury to the patient in laparoscopic surgery has been well documented. This risk poses a threat to patient safety and creates liability exposure for surgeons and hospitals that do not adequately address the issue.

Our patented AEM technology provides surgeons with the desired tissue effects, while preventing stray electrosurgical energy that can cause unintended and unseen tissue injury. AEM Laparoscopic Instruments are equivalent to conventional instruments in functionality but they incorporate “active electrode monitoring” technology to dynamically and continuously monitor the flow of electrosurgical current, thereby helping to prevent patient injury. With our “shielded and monitored” instruments, surgeons are able to perform electrosurgical procedures more safely and effectively than is possible using conventional instruments. In addition, our AEM instruments are cost competitive with conventional “non-shielded, non-monitored” instruments. The result is advanced patient safety at comparable cost and with no change in surgeon technique.

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

Adding further credibility to the benefits of our AEM technology are our supplier agreements with Novation and Premier, two of the largest Group Purchasing Organizations (GPO) in the United States. Together, Novation and Premier represent over 3,000 hospitals which perform over 50% of all surgery in the U.S. We believe that these GPO supplier agreements give further indication that AEM technology is gaining broader acceptance in the market. We believe that having the nation’s leading medical purchasing groups recognize the value of our technology reflects the potential impact that AEM products can have in the market and in advancing patient safety in surgery nationwide. These agreements do not involve purchase commitments, but we expect these relationships to expand the market visibility of AEM technology and smooth the procurement process for new hospital customers.

We have focused our marketing strategies to date on expanding the market awareness of the AEM technology and our broad independent endorsements, and have continued efforts to improve and expand the AEM product line. Accordingly, we are currently focusing on modernizing our accepted AEM instruments to include ergonomics and user functionalities for which surgeons have been expressing a preference. During fiscal year 2006, we announced enTouch™, an ergonomically-designed handle for our articulating instruments, and further new additions to the AEM product line are planned for introduction in fiscal year 2007.

When a hospital changes to AEM technology it provides us recurring revenue from sales of replacement instruments. We believe that there is no directly competing technology to supplant AEM products once a hospital has changed. The replacement market of reusable and disposable AEM products in changed hospitals represents over 90% of Encision’s revenue over the past three months and this revenue stream is expected to grow as the base of newly changed hospitals continues to grow. In addition, we intend to develop disposable versions of more of our AEM products in order to meet market demands and expand our revenue opportunities.

We achieved profitable operations in fiscal years 2004 and 2003. However, in each fiscal year prior to 2003 and in fiscal years 2006 and 2005, we incurred losses and had an accumulated deficit of $16,085,622 at June 30, 2006. Operations have been financed primarily through issuance of common stock.

During the three months ended June 30, 2006, we provided $190,426 of cash from our operations and used $46,713 for investments in equipment. As of June 30, 2006, we had $1,098,539 in cash and cash equivalents available to fund future operations, an increase of $196,998 from March 31, 2006. Our working capital was $2,444,920 at June 30, 2006.

Historical Perspective

We were organized in 1991 and spent several years developing the AEM monitoring system and protective sheaths to adapt to conventional electrosurgical instruments. During this period, we conducted product trials and applied for patents with the United States Patent Office and with international patent agencies. Patents were issued to us in 1994, 1996, 1997, 1998 and 2002.

As we evolved, it became clear to us that our ‘active electrode monitoring’ technology needed to be integrated into the standard laparoscopic instrument design. As the development program proceeded, it also became apparent that the merging of electrical and mechanical engineering skills in the instrument development process for our patented, integrated electrosurgical instruments was a complex and difficult task. As a result, instruments with integrated AEM technology were not completed for several years. Prior to offering a full range of laparoscopic electrosurgical instrumentation, it was difficult for hospitals to commit to the AEM solution, as we did not have adequate comparable surgical instrument options to match what surgeons demanded. As of fiscal year 2001, a sufficiently broad product line was available to provide hospital operating rooms with AEM instruments in most of the designs common for laparoscopic surgery.

The launch of an expanded line of AEM instruments was accomplished over the past two years. We are now turning our focus to developing next generation versions of our AEM instruments to better meet market demands, particularly demand for improved ergonomics and simplified user functionalities. This coincides with the independent endorsements for our AEM technology. Recommendations from the malpractice insurance and medicolegal communities complement the broad clinical endorsements that AEM technology has garnered over the past few years. During fiscal year 2006, we announced the introduction of enTouch, an ergonomically-designed handle for our articulating instruments, and further new additions to the AEM product line are planned for introduction in fiscal year 2007.

Outlook

Installed Base of AEM Monitoring Equipment:  We believe that the installed base of AEM monitors has the potential for increasing as the inherent risks associated with monopolar laparoscopic electrosurgery become more widely acknowledged and as we focus on increasing our sales efficiency. We expect that the replacement sales of electrosurgical instruments and accessories will increase as additional hospitals adopt AEM technology. We anticipate that the efforts to improve the quality of sales representatives carrying the AEM product line, along with increased marketing efforts and the introduction of next generation products, may provide the basis for increased revenue and returning to profitable operations. However these measures, or any others that we may adopt, may not result in either increased revenue or returning to profitable operations. Furthermore, most of our next generation products are in the early stages of development. Further additions to the AEM product line are planned for introduction in fiscal year 2007.

We believe the unique performance of the AEM technology and our breadth of independent endorsements provides an opportunity for continued market share growth. In our view, market awareness and clinical credibility of the AEM technology, as well as awareness of our endorsements are continually improving, and we expect that this will benefit our sales efforts for the remainder of fiscal year 2007. Our objective in the remainder of fiscal year 2007 is to maintain expense controls while optimizing sales execution in the field, expand market awareness of the AEM technology and maximize the number of additional hospital accounts to AEM instruments, while retaining existing hospital customers. In addition, acceptance of AEM products depends on surgeons’ preference for our instruments, which depends on factors such as ergonomics and ease of use in addition to the technological advantage of AEM products. If surgeons prefer other instruments to our instruments, our business results will suffer.

Possibility of Continued Operating Losses:  We achieved profitable operations in fiscal years 2004 and 2003. However, in fiscal years prior to 2003 and in fiscal years 2006 and 2005 we incurred losses and had an accumulated deficit of $16,085,622 at June 30, 2006. We have made strides toward improving our operating results. Due to the ongoing need to develop, optimize and train the direct sales managers and the independent sales representative network, the need to support development of refinements to our product line and the need to increase sustained revenues to a level adequate to cover fixed and variable operating costs, we may operate at a net loss from time to time. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to raise additional capital.

Revenue Growth:  We expect to generate increased revenue in the U.S. from sales to new hospital customers and expanded sales in existing hospitals as the network of direct and independent sales representatives become more efficient. We believe that the visibility and credibility of the independent clinical endorsements for AEM technology will contribute to new hospital accounts and increase revenues in fiscal year 2007. We also expect that supplier agreements with Novation and Premier, which together represent over 3,000 U.S. hospitals will expose more hospitals to the benefits of AEM technology and may stimulate new hospital accounts and increased revenues. We also expect to increase market share through promotional programs of placing our AEM monitors at no charge into hospitals that commit to standardize on AEM instruments. However, all of these efforts to increase market share and grow revenues will depend in part on our ability to expand the efficiency and effective coverage range of our direct and independent sales representatives.

We also have longer term initiatives in place to improve our prospects.  We expect that development of next generation versions of our AEM products will better position our products in the marketplace and improve our retention rate at hospitals that have changed to AEM technology, enabling us to grow our revenue. We may also explore overseas markets to assess opportunities for revenue growth internationally. Finally, we intend to explore opportunities to capitalize on our proven AEM technology via licensing arrangements and strategic alliances. These efforts to generate additional revenue and further the market penetration of our products are longer term in nature and may not materialize. Even if we are able to successfully develop next generation products or identify potential international markets or strategic partners, we may not be able to capitalize on these opportunities.

Gross Profit and Gross Margins:  Gross profit and gross margin can be expected to fluctuate from quarter to quarter, as a result of product sales mix and sales volume. Gross margins on products manufactured or assembled by us are expected to improve at higher levels of production and sales.

Sales and Marketing Expenses: We continue our efforts to expand domestic and international distribution capability, and we believe that sales and marketing expenses will decrease as a percentage of net revenue with increasing sales volume.

Research and Development Expenses: Research and development expenses are expected to increase modestly to support development of refinements to our AEM product line, further expanding the instrument options for surgeons. Further additions to the AEM product line are planned for introduction in fiscal year 2007.

Results of Operations

For the three months ended June 30, 2006 compared to the three months ended June 30, 2005.

Net revenue.  Revenue for the quarter ended June 30, 2006, was $2,754,187 compared to $2,288,628 for the quarter ended June 30, 2005, an increase of 20%. The increase is attributable to the addition of new hospital accounts, partially offset by business lost from hospitals that previously changed to AEM technology. We opened thirteen new hospital accounts to AEM technology in the three months ended June 30, 2006 versus twelve new hospital accounts for AEM technology in the three months ended June 30, 2005. New hospital prospects remain strong and we have seen an increased rate of new hospital accounts during the past three months. We have changed and added new sales managers and independent sales representatives in an effort to capitalize on identified market opportunities. It will take a number of months before new sales managers and new independent sales representatives generate new hospital accounts, but we expect that the combination of these new additions will provide the focus that is needed to achieve market gains.

Gross profit.  Gross profit for the quarter ended June 30, 2006 of $1,705,721 represented an increase of 23% from gross profit for the quarter ended June 30, 2005 of $1,384,431. Gross profit as a percentage of revenue (gross margin) increased from 60.5% for the quarter ended June 30, 2005 to 62% for the quarter ended June 30, 2006. The increase in gross margin was primarily the result of higher levels of production, while the manufacturing process became more efficient compared with one year ago. For the three months ended June 30, 2006, we provided $9,053 in AEM monitors at no charge to newly changed hospitals as part of a sales incentive program.

Sales and marketing expenses.  Sales and marketing expenses of $1,072,154 for the quarter ended June 30, 2006 represented an increase of 23% from sales and marketing expenses of $869,263 for the quarter ended June 30, 2005. The increase was a result of  increased compensation for increased sales employees, increased commissions as a result of higher revenue and increased outside services.

General and administrative expenses.  General and administrative expenses of $311,396 for the quarter ended June 30, 2006 represented an increase of 20% from general and administrative expenses of $260,127 for the quarter ended June 30, 2005. The increase was primarily the result of an increase in stock-based compensation expense, which was not required to be recognized in the prior year’s quarterly results, and increased compensation. The increase was partially reduced by changes in the allowance for doubtful accounts.

Research and development expenses.  Research and development expenses of $225,109 for the quarter ended June 30, 2006 represented a decrease of 18% compared to $240,792 for the quarter ended June 30, 2005. The decrease was a result of decreased compensation and decreased test and prototype materials cost.

Net income.   Net income was $103,589 for the quarter ended June 30, 2006 compared to net income of $18,695 for the quarter ended June 30, 2005. The increase was a result of increased revenue and increased gross margin.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by sales of common stock and warrants to purchase our common stock, which totaled $19,030,160 through June 30, 2006, and, to a lesser degree by funds provided by sales of our products.

Our operations provided $190,426 of cash in the three months ended June 30, 2006 on sales of $2,754,187. Prior to fiscal year 2003 and in fiscal years 2006 and 2005, the use of cash in our operations resulted primarily from the funding of annual net losses. These amounts of cash generated from and used in operations are not indicative of the expected cash to be generated from or used in operations in fiscal year 2007. As of June 30, 2006, we had $1,098,539 in cash and cash equivalents available to fund future operations. Working capital was $2,444,920 at June 30, 2006 compared to $2,239,083 at March 31, 2006. Current liabilities were $1,232,165 at June 30, 2006, compared to $1,085,628 at March 31, 2006.

If we are not successful in obtaining profitability and positive cash flow, additional capital may be required to maintain ongoing operations. We have explored and are continuing to explore options to provide additional financing to fund future operations as well as other possible courses of action. Such actions include, but are not limited to, securing a line of credit, sales of debt or equity securities (which may result in dilution to existing shareholders), licensing of technology, strategic alliances and other similar actions. There can be no assurance that we will be able to obtain additional funding (if needed) through a sale of our common stock or loans from financial institutions or other third parties or through any of the actions discussed above. If we cannot sustain profitable operations and additional capital is unavailable, lack of liquidity could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

We lease our facilities under a noncancelable lease agreement, the minimum future lease payments which are as follows as of June 30, 2006:

Year ended March 31,
2007	115,634
2008	166,930
2009	172,685
2010	65,566
$520,815

Capital expenditures in the three months ended June 30, 2006 ($46,713) include the capitalization ($9,053) of AEM monitors placed in hospitals under various promotional programs. Placing Company-owned AEM monitors into hospitals at no charge to facilitate their use of AEM instruments is an initiative to accelerate new hospital accounts to AEM instruments. Under these promotional programs we maintain ownership of the AEM monitor and the cost is capitalized and depreciated as cost of sales over the projected five year life of the asset.

Our fiscal year 2007 operating plan is focused on increasing new hospital accounts to AEM products, retaining existing hospital customers, growing revenue, increasing gross profits and conserving cash. We also are investing in research and development efforts to develop next generation versions of the AEM product line. We can not predict with certainty the expected revenue, gross profit, net income or loss and usage of cash and cash equivalents for fiscal year 2007. However, we believe that our cash resources will be sufficient to fund our operations for at least the next twelve months. If we are unable to manage our business operations in line with budget expectations, it could have a material adverse effect on our business viability, financial position, results of operations and cash flows. If we are not successful in achieving profitability and positive cash flow, additional capital may be required to maintain ongoing operations.

Income Taxes

As of March 31, 2006, net operating loss carryforwards totaling approximately $16,500,000 are available to reduce taxable income in the future. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the fiscal year ended March 31, 2008. We have not paid income taxes since our inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year, if certain events occur, including changes in ownership interests. We have established a valuation allowance for the entire amount of our deferred tax asset since inception due to our history of losses. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. If some or all of the valuation allowance were reversed, then, to the extent of the reversal, a tax benefit would be recognized which would result in an increase to income.

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

Risk Factors

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward-looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications, as well as oral forward-looking statements made from time to time by our representatives. These risks and uncertainties include, but are not limited to, those listed in our Annual Report on Form 10-KSB for the year ended March 31, 2006. These risks and uncertainties and additional risks and uncertainties not presently known to us or that we currently deem immaterial may cause our business, financial condition, operating results and cash flows to be materially adversely affected. Except for the historical information contained herein, the matters discussed in this analysis are forward looking statements that involve risks and uncertainties, including but not limited to general business conditions and other factors which are often beyond our control. We do not undertake any obligation to update forward-looking statements except as required by law.

ITEM 3   -   CONTROLS AND PROCEDURES

(a) We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14c of the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Principal Accounting and Financial Officer concluded as of June 30, 2006 that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by our under the Exchange Act was recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms.

(b) During the quarter ended June 30, 2006, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures or internal control over financial reporting requiring corrective actions. As a result no corrective actions were taken.

PART II.           OTHER INFORMATION

ITEM 6   -         EXHIBITS

31.1  Certification of Chief Executive Officer under Rule 13a-14(a)

31.2  Certification of Principal Financial and Accounting Officer under Rule 13a-14(a)

32.1  Certification of Periodic Reports pursuant to Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

Name	Title	Date

/s/ Marcia McHaffie	Controller
Marcia McHaffie	Principal Accounting Officer & Principal Financial Officer	August 11, 2006