Form 10QSB
period 2006-09-30
ENCISION INC
filed 2006-11-14
CIK 930775

U. S. Securities and Exchange Commission
Washington, D.C.  20549

Form 10-QSB

☒                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	6,430,437 Shares__
Class	(outstanding at October 31, 2006)

Transitional Small Business Disclosure Format  Yes  ☐    No  ☒

ENCISION INC.

FORM 10-QSB

For the Quarter Ended September 30, 2006

INDEX

PART I.	UNAUDITED FINANCIAL INFORMATION

ITEM 1	— Condensed Interim Financial Statements:
— Condensed Balance Sheets as of September 30, 2006 and March 31, 2006

— Condensed Statements of Operations for the Three Months Ended September 30, 2006 and 2005

— Condensed Statements of Operations for the Six Months Ended September 30, 2006 and 2005

— Condensed Statements of Cash Flows for the Six Months Ended September 30, 2006 and 2005

— Notes to Condensed Interim Financial Statements

ITEM 2	— Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3	— Controls and Procedures

PART II.	OTHER INFORMATION

ITEM 6	— Exhibits

SIGNATURE

PART I                  FINANCIAL INFORMATION

ITEM 1 — CONDENSED INTERIM FINANCIAL STATEMENTS

ENCISION INC.

CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2006	2006
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,169,661	$901,541
Accounts receivable, net of allowance for doubtful accounts of $23,500 and $38,000, respectively	1,087,562	942,494
Inventory, net of reserve for obsolescence of $72,000 and $70,000, respectively	1,380,928	1,398,848
Prepaid expenses	206,002	81,828

Total current assets	3,844,153	3,324,711

EQUIPMENT, at cost:
Furniture, fixtures and equipment	983,885	935,899
Customer-site equipment	609,065	596,439
Less - accumulated depreciation	(1,303,412)	(1,216,160)

Equipment, net	289,538	316,178

PATENTS, net of accumulated amortization of $98,417 and $92,339, respectively	156,065	152,930
OTHER ASSETS	6,688	23,483

Total assets	$4,296,444	$3,817,302

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$441,440	$299,766
Accrued compensation	247,725	228,913
Other accrued liabilities	583,253	556,949

Total current liabilities	1,272,418	1,085,628

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized, 6,430,437 (September 30, 2006) and 6,398,146 (Mar. 31, 2006) shares outstanding	19,077,487	18,920,885
Accumulated (deficit)	(16,053,461)	(16,189,211)

Total shareholders’ equity	3,024,026	2,731,674

Total liabilities and shareholders’ equity	$4,296,444	$3,817,302

The accompanying notes are an integral part of these condensed financial statements.

ENCISION INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months
	Ended September 30,
	2006	2005
REVENUE, NET	$2,651,466	$2,302,454

COST OF SALES	952,637	925,618

Gross profit	1,698,829	1,376,836

OPERATING EXPENSES:
Sales and marketing	1,070,931	930,285
General and administrative	366,717	343,618
Research and development	249,122	263,511

Total operating expenses	1,686,770	1,537,414

INCOME (LOSS) FROM OPERATIONS	12,059	(160,578)

OTHER INCOME (EXPENSE):
Interest income	10,912	6,765
Other income (expense), net	9,190	(7,693)

NET INCOME (LOSS)	$32,161	$(161,506)

NET INCOME (LOSS) PER SHARE:
Basic net income (loss) per common share	$0.01	$(0.03)

Diluted net income (loss) per common share	$0.00	$(0.03)

Weighted average shares used in computing basic net income (loss) per common share	6,430,437	6,370,926

Weighted average shares used in computing diluted net income (loss) per common share	6,435,468	6,370,926

The accompanying notes are an integral part of these condensed financial statements.

ENCISION INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months
	Ended September 30,
	2006	2005
REVENUE, NET	$5,405,653	$4,591,082

COST OF SALES	2,001,102	1,829,816

Gross profit	3,404,551	2,761,266

OPERATING EXPENSES:
Sales and marketing	2,143,085	1,799,548
General and administrative	678,115	603,745
Research and development	474,230	504,303

Total operating expenses	3,295,430	2,907,596

INCOME (LOSS) FROM OPERATIONS	109,121	(146,330)

OTHER INCOME (EXPENSE):
Interest income	19,322	13,172
Other (expense), net	7,307	(9,653)

NET INCOME (LOSS)	$135,750	$(142,811)

NET INCOME (LOSS) PER SHARE:
Basic and diluted net income (loss) per common share	$0.02	$(0.02)

Weighted average shares used in computing basic net income (loss) per common share	6,415,174	6,343,914

Weighted average shares used in computing diluted net income (loss) per common share	6,434,109	6,343,914

The accompanying notes are an integral part of these condensed financial statements.

ENCISION INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended September 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$135,750	$(142,811)
Adjustments to reconcile net income to net cash provided by (used in) operating activities -
Depreciation and amortization	93,330	98,373
Stock-based compensation expense related to stock options	94,654	—
Provision for bad debts	(14,500)	35,500
Inventory reserves	2,000	—
Changes in operating assets and liabilities -
Accounts receivable	(130,568)	(288,602)
Inventory	15,920	(207,158)
Other assets	(107,379)	11,328
Accounts payable	141,674	(163,709)
Accrued compensation and other accrued liabilities	45,116	134,859
Net cash provided by (used in) operating activities	275,997	(522,220)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment	(60,612)	(155,505)
Patent costs	(9,213)	(45,612)
Net cash (used in) investing activities	(69,825)	(201,117)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	61,948	83,138
Net cash provided by financing activities	61,948	83,138

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	268,120	(640,199)

CASH AND CASH EQUIVALENTS, beginning of period	901,541	1,472,385

CASH AND CASH EQUIVALENTS, end of period	$1,169,661	$832,186

The accompanying notes are an integral part of these financial statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2006
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

We achieved profitable operations in fiscal years 2004 and 2003. However, in each fiscal year prior to 2003 and in fiscal years 2006 and 2005, we incurred losses and had an accumulated deficit of $16,053,461 at September 30, 2006. Operations have been financed primarily through the issuance of our common stock.

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

The net accounts receivable balance at September 30, 2006 of $1,087,562 included no more than 4% from any one customer. The net accounts receivable balance at March 31, 2006 of $942,494 included no more than 4% from any one customer.

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

	September 30, 2006	March 31, 2006
Raw materials	$938,896	$869,571
Finished goods	514,032	599,277
	1,452,928	1,468,848
Less - Reserve for obsolescence	(72,000)	(70,000)
	$1,380,928	$1,398,848

Accrued Liabilities

We have accrued $100,000 related to warranty claims, $135,008 related to sales commissions and $113,870 related to rent normalization and have included these amounts in accrued liabilities in the accompanying balance sheets as of September 30, 2006.

Research and Development Expenses

We expense research and development costs for products and processes as incurred.

Stock-Based Compensation Expense

On April 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal year 2007. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We have adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of our fiscal year 2007. Our financial statements as of and for the three months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended September 30, 2006 was $47,327 which consisted of stock-based compensation expense related to employee stock options. There was no stock-based compensation expense related to employee stock options during the three months ended September 30, 2006.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our Statement of Operations for the first quarter of fiscal year 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of September 30, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to July 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all share-based payment is recognized using the straight-line single-option method. As stock-based compensation expense recognized in the Statement of Operations for the first quarter of fiscal year 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to fiscal year 2007, we accounted for forfeitures as they occurred.

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

For the three month period ended September 30, 2006, we had currently-exercisable stock options outstanding that could create future dilution to our common shareholders and are not currently classified as our outstanding common shares. The common stock number is based on specific conversion or issuance assumptions pursuant to the corresponding terms of each instrument. Potential stock issuance excluded from earnings per share because their effect was anti-dilutive was 440,000 and 120,000 for the three and six months ended September 30, 2006, respectively.

The following is a table that reconciles the numerators and denominators of the basic and diluted earnings per share:

	For the Three Months Ended:
	September 30, 2006			September 30, 2005
	Income (Loss) (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Loss) (Numerator)	Shares (Denominator)	Per-Share Amount
Net income (loss)
Basic EPS
Income (loss) available to common stockholders	$32,161	6,430,437	$0.01	$(161,506)	6,370,926	$(0.03)
Effect of Dilutive Securities Stock Options	—	5,031		—	—
Diluted EPS
Income (loss) available to common stockholders + dilutive securities	$32,161	6,435,468	$0.00	$(161,506)	6,370,926	$(0.03)

	For the Six Months Ended:
	September 30, 2006			September 30, 2005
	Income (Loss) (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Loss) (Numerator)	Shares (Denominator)	Per-Share Amount
Net income (loss)
Basic EPS
Income (loss) available to common stockholders	$135,750	6,415,174	$0.02	$(142,811)	6,343,914	$(0.02)
Effect of Dilutive Securities Stock Options	—	18,935		—	—
Diluted EPS
Income (loss) available to common stockholders + dilutive securities	$135,750	6,434,109	$0.02	$(142,811)	6,343,914	$(0.02)

(3)       COMMITMENTS AND CONTINGENCIES

We currently lease our facilities under noncancelable lease agreements through August 14, 2009 at 6797 Winchester Circle, Boulder, Colorado. The minimum future lease payments as of September 30, 2006 were as follows:

Year ended March 31,
2007	77,089
2008	166,930
2009	172,685
2010	65,566
$482,270

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine compliance with these regulations. As of September 30, 2006 we believe we were in substantial compliance with all known regulations. FDA inspections are conducted periodically at the discretion of the FDA. We were last inspected in May 2004 and were notified of six potential deficiencies from that inspection, none of which we believe to be material.

The results of operations for the quarter ended September 30, 2006 should not be taken as an indication of the results of operations for all or any part of the balance of the year.

(4)       VALUATION AND EXPENSE INFORMATION UNDER SFAS 123(R)

On April 1, 2006, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the three months ended September 30, 2006 which was allocated as follows:

	Three Months Ended September 30, 2006	Six Months Ended September 30, 2006
Sales and marketing	$10,588	$21,176
General and administrative	28,240	56,480
Research and development	8,499	16,998
Stock-based compensation expense included in operating expenses	$47,327	$94,654

There was no stock-based compensation expense recognized for the three and six months ended September 30, 2005.

The table below reflects net income and diluted net income per share for the three months ended September 30, 2006 compared with the pro forma information for the three months ended September 30, 2005 as follows:

	Three Months Ended September 30,
	2006	2005
Net income (loss)—as reported for the prior period (1)	N/A	$(161,506)

Stock-based compensation expense related to employee stock options (2)	$47,327	$55,739

Net income (loss), including the effect of stock-based compensation expense (3)	$32,161	$(217,245)

Diluted net income (loss) per share—as reported for the prior period (1)	N/A	$(0.03)

Diluted net income (loss) per share, including the effect of stock-based compensation expense (3)	$0.01	$(0.03)

	Six Months Ended September 30,
	2006	2005
Net income (loss)—as reported for the prior period (1)	N/A	$(142,811)

Stock-based compensation expense related to employee stock options (2)	$94,654	$109,948

Net income (loss), including the effect of stock-based compensation expense (3)	$135,750	$(252,759)

Diluted net income (loss) per share—as reported for the prior period (1)	N/A	$(0.02)

Diluted net income (loss) per share, including the effect of stock-based compensation expense (3)	$0.02	$(0.04)

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

The use of a Black-Scholes model requires the use of actual employee exercise behavior data and the use of a number of assumptions including expected volatility, risk-free interest rate and expected dividends. The weighted-average estimated value of employee stock options granted during the three months ended September 30, 2006 was $1.95 per share using the Black-Scholes model with the following weighted-average assumptions:

Expected volatility	63.1%
Risk-free interest rate	5.0%
Expected dividends	0.0%

As of September 30, 2006, $566 thousand of total unrecognized compensation costs related to nonvested stock is expected to be recognized over a weighted-average period of three years.

Recent Accounting Pronouncements

In September 2006, SFAS 158, “Employers’ Accounting for Defined Benefit Pensions and Other Post-Retirement Plans” (“SFAS 158”), was issued by the FASB and is effective for financial statements for fiscal years ending after December 15, 2006. SFAS 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement or financial position, with limited exceptions. We anticipate that SFAS 158 will not have a material impact on our financial statements.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our patented AEM technology provides surgeons with the desired tissue effects, while preventing stray electrosurgical energy that can cause unintended and unseen tissue injury. AEM Laparoscopic Instruments are equivalent to conventional instruments in functionality but they incorporate “active electrode monitoring” technology to dynamically and continuously monitor the flow of electrosurgical current, thereby helping to prevent patient injury. With our “shielded and monitored” instruments, surgeons are able to perform electrosurgical procedures more safely and effectively than when using conventional instruments. In addition, our AEM instruments are cost competitive with conventional “non-shielded, non-monitored” instruments. The result is advanced patient safety at comparable cost and with no change in surgeon technique.

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

Adding further credibility to the benefits of our AEM technology are our supplier agreements with Novation and Premier, two of the largest Group Purchasing Organizations “GPOs” in the United States. Together, Novation and Premier represent over 3,000 hospitals which perform over 50% of all surgery in the U.S. We believe that these GPO supplier agreements give further indication that AEM technology is gaining broader acceptance in the market. We believe that having the nation’s leading medical purchasing groups recognize the value of our technology reflects the potential impact that AEM products can have in the market and in advancing patient safety in surgery nationwide. These agreements do not involve purchase commitments, but we expect these relationships to expand the market visibility of AEM technology and to ease the procurement process for new hospital customers.

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

When a hospital changes to AEM technology we receive recurring revenue from sales of replacement instruments. We believe that there is no directly competing technology to supplant AEM products once a hospital switches to our products. The replacement market of reusable and disposable AEM products in changed hospitals represents over 90% of Encision’s revenue over the past three months. This revenue stream is expected to grow as the base of newly changed hospitals continues to grow. In addition, we intend to develop disposable versions of more of our AEM products in order to meet market demands and expand our revenue opportunities.

We achieved profitable operations in fiscal years 2004 and 2003. However, in each fiscal year prior to 2003 and in fiscal years 2006 and 2005, we incurred losses and had an accumulated deficit of $16,053,461 at September 30, 2006. Operations have been financed primarily through the issuance of our common stock.

During the six months ended September 30, 2006, we provided $275,997 of cash from our operations and used $69,825 for investments in equipment. As of September 30, 2006, we had $1,169,661 in cash and cash equivalents available to fund future operations, an increase of $268,120 from March 31, 2006. Our working capital was $2,571,735 at September 30, 2006.

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

The launch of an expanded line of AEM instruments was accomplished over the past two years. We are now turning our focus to developing next generation versions of our AEM instruments to better meet market demands, particularly demand for improved ergonomics and simplified user functionalities. This strategy coincides with the independent endorsements for our AEM technology. Recommendations from the malpractice insurance and medicolegal communities complement the broad clinical endorsements that AEM technology has garnered over the past few years. During fiscal year 2006, we announced the introduction of enTouch, an ergonomically-designed handle for our articulating instruments, and further new additions to the AEM product line are planned for introduction in fiscal year 2007.

Outlook

Installed Base of AEM Monitoring Equipment:  We believe that the installed base of AEM monitors has the potential for increasing revenue as the inherent risks associated with monopolar laparoscopic electrosurgery become more widely acknowledged and as we focus on increasing our sales efficiency. We expect that the replacement sales of electrosurgical instruments and accessories will increase as additional hospitals adopt AEM technology. We anticipate that the efforts to improve the quality of sales representatives carrying the AEM product line, along with increased marketing efforts and the introduction of next generation products, may provide the basis for increased revenue and maintaining profitable operations. However, these measures, or any others that we may adopt, may not result in either increased revenue or maintaining profitable operations. Furthermore, most of our next generation products are in the early stages of development. Further additions to the AEM product line are planned for introduction in fiscal year 2007.

We believe the unique performance of the AEM technology and our breadth of independent endorsements provides an opportunity for continued market share growth. In our view, market awareness and awareness to the clinical credibility of the AEM technology, as well as awareness of our endorsements, are continually improving, and we expect this awareness to benefit our sales efforts for the remainder of fiscal year 2007. Our objective in the remainder of fiscal year 2007 is to maintain expense controls while optimizing sales execution in the field, to expand market awareness of the AEM technology and to maximize the number of additional hospital accounts switching to AEM instruments, while retaining existing hospital customers. In addition, acceptance of AEM products depends on surgeons’ preference for our instruments, which depends on factors such as ergonomics and ease of use in addition to the technological advantage of AEM products. If surgeons prefer other instruments to our instruments, our business results will suffer.

Possibility of Operating Losses:  We achieved profitable operations in fiscal years 2004 and 2003. However, in fiscal years prior to 2003 and in fiscal years 2006 and 2005 we incurred losses and had an accumulated deficit of $16,053,461 at September 30, 2006. We have made strides toward improving our operating results. Due to the ongoing need to develop, optimize and train the direct sales managers and the independent sales representative network, the need to support the development of refinements to our product line and the need to increase sustained revenues to a level adequate to cover fixed and variable operating costs, we may operate at a net loss from time to time. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to raise additional capital.

Revenue Growth:  We expect to generate increased revenue in the U.S. from sales to new hospital customers and from expanded sales in existing hospitals as our network of direct and independent sales representatives become more efficient. We believe that the visibility and credibility of the independent clinical endorsements for AEM technology will contribute to new hospital accounts and increase revenues in fiscal year 2007. We also expect that supplier agreements with Novation and Premier, which together represent over 3,000 U.S. hospitals, will expose more hospitals to the benefits of AEM technology and may stimulate new hospital accounts. We also expect to increase market share through promotional programs of placing our AEM monitors at no charge into hospitals that commit to standardize AEM instruments. However, all of these efforts to increase market share and grow revenues will depend in part on our ability to expand the efficiency and effective coverage range of our direct and independent sales representatives.

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

Gross Profit and Gross Margins:  Gross profit and gross margins can be expected to fluctuate from quarter to quarter, as a result of product sales mix and sales volume. Gross margins on products manufactured or assembled by us are expected to improve at higher levels of production and sales.

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

Results of Operations

For the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

Net revenue.  Revenue for the quarter ended September 30, 2006, was $2,651,466 compared to $2,302,454 for the quarter ended September 30, 2005, an increase of 15%. The increase is attributable to the addition of new hospital accounts, partially offset by business lost from hospitals that previously changed to AEM technology. We opened eight new hospital accounts for AEM technology in the three months ended September 30, 2006 versus twelve new hospital accounts for AEM technology in the three months ended September 30, 2005. We have changed and added new sales managers and independent sales representatives in an effort to capitalize on identified market opportunities. It will take a number of months before new sales managers and new independent sales representatives generate new hospital accounts, but we expect that the combination of these new additions will provide the focus that is needed to achieve market gains.

Gross profit.  Gross profit for the quarter ended September 30, 2006 of $1,698,829 represented an increase of 23% from gross profit of $1,376,836 for the quarter ended September 30, 2005. Gross profit as a percentage of revenue (gross margin) increased from 60% for the quarter ended September 30, 2005 to 64% for the quarter ended September 30, 2006. The increase in gross margin was primarily the result of higher levels of production, while the manufacturing process became more efficient compared with one year ago. In addition, approximately 1½% of our gross margin increase was attributed to a decrease in accrued liabilities related to warranty claims. For the three months ended September 30, 2006, we provided $3,573 in AEM monitors at no charge to newly changed hospitals as part of a sales incentive program.

Sales and marketing expenses.  Sales and marketing expenses of $1,070,931 for the quarter ended September 30, 2006 represented an increase of 15% from sales and marketing expenses of $930,285 for the quarter ended September 30, 2005. The increase was a result of increased compensation for increased sales employees and increased commissions as a result of higher revenue. These increases were partially offset by reduced by catalog printing costs.

General and administrative expenses.  General and administrative expenses of $366,717 for the quarter ended September 30, 2006 represented an increase of 7% from general and administrative expenses of $343,618 for the quarter ended September 30, 2005. The increase was primarily the result of an increase in stock-based compensation expense, which was not required to be recognized in the prior year’s quarterly results, increased compensation and outside services.

Research and development expenses.  Research and development expenses of $249,122 for the quarter ended September 30, 2006 represented a decrease of 5% compared to $263,511 for the quarter ended September 30, 2005. The decrease was a result of decreased outside services.

Net income (loss).   Net income was $32,161 for the quarter ended September 30, 2006 compared to a net (loss) of $(161,506) for the quarter ended September 30, 2005. The increase was a result of increased revenue and higher gross margin.

For the six months ended September 30, 2006 compared to the six months ended September 30, 2005.

Net revenue.  Revenue for the six months ended September 30, 2006, was $5,405,653 compared to $4,591,082 for the six months ended September 30, 2005, an increase of 18%. The increase is attributable to the addition of new hospital accounts, partially offset by business lost from hospitals that previously changed to AEM technology. We opened 21 new hospital accounts for AEM technology in the six months ended September 30, 2006 versus 24 new hospital accounts for AEM technology in the six months ended September 30, 2005. We have changed and added new sales managers and independent sales representatives in an effort to capitalize on identified market opportunities. It will take a number of months before new sales managers and new independent sales representatives generate new hospital accounts, but we expect that the combination of these new additions will provide the focus that is needed to achieve market gains.

Gross profit.  Gross profit for the six months ended September 30, 2006 of $3,404,551 represented an increase of 23% from gross profit of $2,761,266 for the six months ended September 30, 2005. Gross profit as a percentage of revenue (gross margins) increased from 60% for the six months ended September 30, 2005 to 63% for the six months ended September 30, 2006. The increase in gross margins was primarily the result of higher levels of production, while the manufacturing process became more efficient compared with one year ago. For the six months ended September 30, 2006, we provided $12,626 in AEM monitors at no charge to newly changed hospitals as part of a sales incentive program.

Sales and marketing expenses.  Sales and marketing expenses of $2,143,085 for the six months ended September 30, 2006 represented an increase of 19% from sales and marketing expenses of $1,799,548 for the six months ended September 30, 2005. The increase was a result of increased compensation for increased sales employees, increased commissions as a result of higher revenue and increased sales samples. These increases were partially offset by reduced by catalog printing costs.

General and administrative expenses.  General and administrative expenses of $678,115 for the six months ended September 30, 2006 represented an increase of 12% from general and administrative expenses of $603,745 for the six months ended September 30, 2005. The increase was primarily the result of an increase in stock-based compensation expense, which was not required to be recognized in the prior year’s quarterly results, increased compensation and outside services.

Research and development expenses.  Research and development expenses of $474,230 for the six months ended September 30, 2006 represented a decrease of 6% compared to $504,303 for the six months ended September 30, 2005. The decrease was a result of decreased compensation and decreased test and prototype materials cost.

Net income (loss).   Net income was $135,750 for the six months ended September 30, 2006 compared to a net (loss) of $(142,811) for the six months ended September 30, 2005. The increase was a result of increased revenue and increased gross margin.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by sales of our common stock and of warrants to purchase our common stock, which together totaled $19,077,487 through September 30, 2006, and, to a lesser degree by funds provided by sales of our products.

Our operations provided $275,997 of cash in the six months ended September 30, 2006 on sales of $5,405,653. Prior to fiscal year 2003 and in fiscal years 2006 and 2005, the use of cash in our operations resulted primarily from the funding of annual net losses. These amounts of cash generated from and used in operations are not indicative of the expected cash to be generated from or used in operations in fiscal year 2007. As of September 30, 2006, we had $1,169,661 in cash and cash equivalents available to fund future operations. Working capital was $2,571,735 at September 30, 2006 compared to $2,239,083 at March 31, 2006. Current liabilities were $1,272,418 at September 30, 2006, compared to $1,085,628 at March 31, 2006.

If we are not successful in obtaining profitability and positive cash flow, additional capital may be required to maintain ongoing operations. We have explored and are continuing to explore options to provide additional financing to fund future operations as well as other possible courses of action. Such actions include, but are not limited to, securing a line of credit, sales of debt or equity securities (which may result in dilution to existing shareholders), licensing of technology, strategic alliances and other similar actions. There can be no assurance that we will be able to obtain additional funding (if needed) through a sale of our common stock, loans from financial institutions or other third parties or any of the actions discussed above. If we cannot sustain profitable operations and additional capital is unavailable, lack of liquidity could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

We lease our facilities under a noncancelable lease agreement with minimum future lease payments as of September 30, 2006 as follows:

Year ended March 31,
2007	77,089
2008	166,930
2009	172,685
2010	65,566
$482,270

Capital expenditures of $60,612 in the six months ended September 30, 2006 include the $12,626 capital expenditure associated with placing AEM monitors in hospitals under various promotional programs. Placing our AEM monitors into hospitals at no charge to facilitate a hospital’s use of AEM instruments is an initiative to accelerate new hospital accounts. Under these promotional programs we maintain ownership of the AEM monitor, and the cost is capitalized and depreciated as cost of sales over the projected five year life of the asset.

Our fiscal year 2007 operating plan is focused on increasing new hospital accounts, retaining existing hospital customers, growing revenue, increasing gross profits and conserving cash. We also are investing in research and development efforts to develop next generation versions of the AEM product line. We can not predict with certainty the expected revenue, gross profit, net income or loss and usage of cash and cash equivalents for fiscal year 2007. However, we believe that our cash resources will be sufficient to fund our operations for at least the next twelve months. If we are unable to manage our business operations in line with budget expectations, it could have a material adverse effect on our business viability, financial position, results of operations and cash flows. If we are not successful in achieving profitability and positive cash flow, additional capital may be required to maintain ongoing operations.

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

We currently estimate forfeitures for stock-based compensation expense related to employee stock options at 7% and evaluate the forfeiture rate quarterly.

Subsequent Events

On November 10, 2006, we entered into a credit facility agreement with Silicon Valley Bank. The terms of the credit facility include a line of credit for $2 million for three years at an interest rate calculated as prime rate plus 1.25%. In connection with the credit facility, we issued warrants to Silicon Valley Bank to purchase 28,000 shares of our common stock at a per share price of $2.75. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing.

We had previously been exploring the benefit of obtaining equity capital financing. As a result of obtaining the credit facility, we discontinued our relationship with an investment advisory firm during the third quarter ending December 31, 2006. We incurred equity capital financing costs, including costs to the investment advisory firm, of approximately $73,000. These costs will be expensed in the third quarter ending December 31, 2006.

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

ITEM 3 — CONTROLS AND PROCEDURES

(a) We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14c of the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Principal Accounting and Financial Officer concluded as of September 30, 2006 that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by our under the Exchange Act was recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms.

(b) During the quarter ended September 30, 2006, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures or internal control over financial reporting requiring corrective actions. As a result no corrective actions were taken.

PART II.                OTHER INFORMATION

ITEM 4                   Submission of Matters to a Vote of Security Holders

At our Annual Meeting of shareholders on August 2, 2006 the following actions were taken:

(i)                         The following persons were elected director of Encision Inc. for terms expiring in 2007:

	Votes For	Votes Withheld
Bruce L. Arfmann	6,020,781	12,444
Robert H. Fries	6,015,339	17,886
Vern D. Kornelsen	5,979,765	53,460
David W. Newton	6,015,930	17,295
Roger C. Odell	6,015,007	18,218
John R. Serino	6,016,990	16,235
George A. Stewart	6,020,781	12,444

(ii)                      Ratification of appointment of Gordon, Hughes & Banks, LLP to serve as Company’s Independent Auditors in 2007:

Votes for	6,022,650
Votes against	375
Abstentions	10,200

ITEM 6                  Exhibits

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

Name	Title	Date

/s/ Marcia McHaffie	Controller	November 13, 2006
Marcia McHaffie	Principal Accounting Officer & Principal Financial Officer