Form 10QSB
period 2006-12-31
ENCISION INC
filed 2007-02-13
CIK 930775

U. S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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
Yes       ☒       No      ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      ☐      No      ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	6,430,437 Shares
Class	(outstanding at January 31, 2007)

Transitional Small Business Disclosure Format
Yes      ☐      No      ☒

ENCISION INC.

FORM 10-QSB

For the Quarter Ended December 31, 2006

INDEX

PART I.	UNAUDITED FINANCIAL INFORMATION

ITEM 1	—	Condensed Interim Financial Statements:

	—	Condensed Balance Sheets as of December 31, 2006 and March 31, 2006

	—	Condensed Statements of Operations for the Three Months Ended December 31, 2006 and 2005

	—	Condensed Statements of Operations for the Nine Months Ended December 31, 2006 and 2005

	—	Condensed Statements of Cash Flows for the Nine Months Ended December 31, 2006 and 2005

	—	Notes to Condensed Interim Financial Statements

ITEM 2	—	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3	—	Controls and Procedures

PART II.	OTHER INFORMATION

ITEM 6	—	Exhibits

SIGNATURE

PART I                                                       FINANCIAL INFORMATION

ITEM 1        -          CONDENSED INTERIM FINANCIAL STATEMENTS

ENCISION INC.

CONDENSED BALANCE SHEETS

	December 31, 2006	March 31, 2006
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,149,974	$901,541
Accounts receivable, net of allowance for doubtful accounts of $23,500 and $38,000, respectively	1,111,080	942,494
Inventory, net of reserve for obsolescence of $82,000 and $70,000, respectively	1,520,286	1,398,848
Prepaid expenses	177,236	81,828

Total current assets	3,958,576	3,324,711

EQUIPMENT, at cost:
Furniture, fixtures and equipment	1,046,789	935,899
Customer-site equipment	610,116	596,439
Less - accumulated depreciation	(1,354,190)	(1,216,160)

Equipment, net	302,715	316,178

PATENTS, net of accumulated amortization of $104,456 and $92,339, respectively	154,693	152,930
OTHER ASSETS	52,531	23,483

Total assets	$4,468,515	$3,817,302

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$683,069	$299,766
Accrued compensation	183,486	228,913
Other accrued liabilities	581,839	556,949

Total current liabilities	1,448,394	1,085,628

SHAREHOLDERS’ EQUITY:
Preferred stock, no par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 100,000,000 shares authorized, 6,430,437 (December 31, 2006) and 6,398,146 (March 31, 2006) shares outstanding	19,122,640	18,920,885
(Accumulated deficit)	(16,102,519)	(16,189,211)

Total shareholders’ equity	3,020,121	2,731,674
Total liabilities and shareholders’ equity	$4,468,515	$3,817,302

The accompanying notes are an integral part of these condensed financial statements.

ENCISION INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended December 31,
	2006	2005
REVENUE, NET	$2,787,147	$2,116,936

COST OF SALES	1,054,308	851,478

Gross profit	1,732,839	1,265,458

OPERATING EXPENSES:
Sales and marketing	1,105,251	924,958
General and administrative	378,359	280,927
Research and development	310,083	218,667

Total operating expenses	1,793,693	1,424,552

(LOSS) FROM OPERATIONS	(60,854)	(159,094)

OTHER INCOME (EXPENSE):
Interest income	12,407	7,910
Other income (expense), net	(611)	(2,569)

NET (LOSS)	$(49,058)	$(153,753)

NET (LOSS) PER SHARE:
Basic and diluted net (loss) per common share	$(0.01)	$(0.02)

Weighted average shares used in computing basic and diluted net (loss) per common share	6,430,437	6,391,389

The accompanying notes are an integral part of these condensed financial statements.

ENCISION INC.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended December 31,
	2006	2005
REVENUE, NET	$8,192,800	$6,708,017

COST OF SALES	3,055,411	2,681,293

Gross profit	5,137,389	4,026,724

OPERATING EXPENSES:
Sales and marketing	3,248,336	2,724,507
General and administrative	1,056,473	884,672
Research and development	784,313	722,969

Total operating expenses	5,089,122	4,332,148

INCOME (LOSS) FROM OPERATIONS	48,267	(305,424)

OTHER INCOME (EXPENSE):
Interest income	31,729	21,081
Other (expense), net	6,696	(12,221)

NET INCOME (LOSS)	$86,692	$(296,564)

NET INCOME (LOSS) PER SHARE:
Basic and diluted net income (loss) per common share	$0.01	$(0.05)

Weighted average shares used in computing basic net income (loss) per common share	6,420,280	6,359,797

Weighted average shares used in computing diluted net income (loss) per common share	6,434,704	6,359,797

The accompanying notes are an integral part of these condensed financial statements.

ENCISION INC.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$86,692	$(296,564)
Adjustments to reconcile net income to net cash provided by (used in) operating activities—
Depreciation and amortization	147,147	133,487
Stock-based compensation expense related to stock options	138,539	—
Stock-based interest expense related to warrants	1,268	—
Provision for bad debts	(14,500)	31,500
Inventory reserves	12,000	(20,000)
Changes in operating assets and liabilities—
Accounts receivable	(154,086)	(171,736)
Inventory	(133,438)	(395,310)
Other assets	(124,456)	(38,519)
Accounts payable	383,303	(40,714)
Accrued compensation and other accrued liabilities	(20,537)	158,805
Net cash provided by (used in) operating activities	321,932	(639,051)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in equipment	(124,567)	(157,215)
Patent costs	(10,880)	(46,222)
Net cash (used in) investing activities	(135,447)	(203,437)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	61,948	95,950
Net cash provided by financing activities	61,948	95,950

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	248,433	(746,538)

CASH AND CASH EQUIVALENTS, beginning of period	901,541	1,472,385

CASH AND CASH EQUIVALENTS, end of period	$1,149,974	$725,847

The accompanying notes are an integral part of these financial statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2006
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

We achieved profitable operations in fiscal years 2004 and 2003. However, in each fiscal year prior to 2003 and in fiscal years 2006 and 2005, we incurred losses and had an accumulated deficit of $16,102,519 at December 31, 2006. Operations have been financed primarily through the issuance of our common stock.

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

The net accounts receivable balance at December 31, 2006 of $1,111,080 included no more than 4% from any one customer. The net accounts receivable balance at March 31, 2006 of $942,494 included no more than 4% from any one customer.

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

	December 31, 2006	March 31, 2006
Raw materials	$1,069,617	$869,571
Finished goods	532,669	599,277
	1,602,286	1,468,848
Less - Reserve for obsolescence	(82,000)	(70,000)
	$1,520,286	$1,398,848

Accrued Liabilities

We have accrued $100,000 related to warranty claims, $116,588 related to sales commissions and $105,346 related to rent normalization and have included these amounts in accrued liabilities in the accompanying balance sheets as of December 31, 2006. We have accrued $135,000 related to warranty claims, $130,661 related to sales commissions and $122,781 related to rent normalization and have included these amounts in accrued liabilities in the accompanying balance sheet as of March 31, 2006.

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

We have adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of our fiscal year 2007. Our financial statements as of and for the three and nine months ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and nine months ended December 31, 2006 was $43,885 and $138,539, respectively, which consisted of stock-based compensation expense related to employee stock options. There was no stock-based compensation expense related to employee stock options during the three and nine months ended December 31, 2005.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our Statement of Operations for the third quarter of fiscal year 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to July 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all share-based payment is recognized using the straight-line single-option method. As stock-based compensation expense recognized in the Statement of Operations for the third quarter of fiscal year 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to fiscal year 2007, we accounted for forfeitures as they occurred.

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

For the three month period ended December 31, 2006, we had currently-exercisable stock options outstanding that could create future dilution to our common shareholders and are not currently classified as our outstanding common shares. The common stock number is based on specific conversion or issuance assumptions pursuant to the corresponding terms of each instrument. Potential stock issuance excluded from earnings per share because their effect was anti-dilutive was 440,000 and 425,576 for the three and nine months ended December 31, 2006, respectively.

The following is a table that reconciles the numerators and denominators of the basic and diluted earnings per share:

	For the Three Months Ended:
	December 31, 2006			December 31, 2005
	Income (Loss) (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Loss) (Numerator)	Shares (Denominator)	Per-Share Amount
Net income (loss) Basic EPS Income (loss) available to common stockholders	$(49,058)	6,430,437	$(0.01)	$(153,753)	6,391,389	$(0.02)

Effect of Dilutive Securities Stock Options	—	—		—	—

Diluted EPS Income (loss) available to common stockholders + dilutive securities	$(49,058)	6,430,437	$(0.01)	$(153,753)	6,391,389	$(0.02)

	For the Nine Months Ended:
	December 31, 2006			December 31, 2005
	Income (Loss) (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Loss) (Numerator)	Shares (Denominator)	Per-Share Amount
Net income (loss) Basic EPS Income (loss) available to common stockholders	$86,692	6,420,280	$0.01	$(296,564)	6,359,797	$(0.05)

Effect of Dilutive Securities Stock Options	—	14,424		—	—

Diluted EPS Income (loss) available to common stockholders + dilutive securities	$86,292	6,434,704	$0.01	$(296,564)	6,359,797	$(0.05)

 (3)                   COMMITMENTS AND CONTINGENCIES

We currently lease our facilities under noncancelable lease agreements through August 14, 2009 at 6797 Winchester Circle, Boulder, Colorado. The minimum future lease payments as of December 31, 2006 were as follows:

Year ended March 31,
2007	38,545
2008	166,930
2009	172,685
2010	65,566
$443,726

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine compliance with these regulations. As of December 31, 2006 we believe that we were in substantial compliance with all known regulations. FDA inspections are conducted periodically at the discretion of the FDA. We were last inspected in May 2004 and were notified of six potential deficiencies from that inspection, none of which we believe to be material.

The results of operations for the quarter ended December 31, 2006 should not be taken as an indication of the results of operations for all or any part of the balance of the year.

(4)                      VALUATION AND EXPENSE INFORMATION UNDER SFAS 123(R)

On April 1, 2006, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the three and nine months ended December 31, 2006 which was allocated as follows:

	Three Months Ended December 31, 2006	Nine Months Ended December 31, 2006
Sales and marketing	$10,590	$31,768
General and administrative	28,240	84,718
Research and development	5,055	22,053
Stock-based compensation expense included inoperating expenses	$43,885	$138,539

There was no stock-based compensation expense recognized for the three and nine months ended December 31, 2005, respectively.

The table below reflects net income and diluted net income per share for the three months ended December 31, 2006 compared with the pro forma information for the three months ended December 31, 2005 as follows:

	Three Months Ended December 31,
	2006	2005
Net income (loss)—as reported for the prior period (1)	N/A	$(153,753)
Stock-based compensation expense related toemployee stock options (2)	$43,885	$53,672
Net income (loss), including the effect of stock-based compensation expense (3)	$(49,058)	$(207,425)
Diluted net income (loss) per share—as reported for the prior period (1)	N/A	$(0.02)
Diluted net income (loss) per share, including the effect of stock-based compensation expense (3)	$(0.01)	$(0.03)

	Nine Months Ended December 31,
	2006	2005
Net income (loss)—as reported for the prior period (1)	N/A	$(296,564)
Stock-based compensation expense related toemployee stock options (2)	$138,539	$163,620
Net income (loss), including the effect of stock-based compensation expense (3)	$86,692	$(460,184)
Diluted net income (loss) per share—as reported for the prior period (1)	N/A	$(0.05)
Diluted net income (loss) per share, including the effect of stock-based compensation expense (3)	$0.01	$(0.07)

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

The use of a Black-Scholes model requires the use of actual employee exercise behavior data and the use of a number of assumptions including expected volatility, risk-free interest rate and expected dividends. No employee stock options were granted during the three months ended December 31, 2006. Employee stock options for 40,000 shares of stock were granted during the nine months ended December 31, 2006.

As of December 31, 2006, $507,000 of total unrecognized compensation costs related to nonvested stock is expected to be recognized over a weighted-average period of three years.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes recognition and measurement threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effects that FIN 48 will have on its accounting for income tax practices.

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

General

Encision Inc., a medical device company based in Boulder, Colorado, has developed and launched innovative technology that is emerging as a standard of care in minimally-invasive surgery. We believe that our patented AEM® Surgical Instruments are changing the marketplace for electrosurgical devices and laparoscopic instruments by providing a solution to a well documented patient safety risk in laparoscopic surgery.

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

We achieved profitable operations in fiscal years 2004 and 2003. However, in each fiscal year prior to 2003 and in fiscal years 2006 and 2005, we incurred losses and had an accumulated deficit of $16,102,519 at December 31, 2006. Operations have been financed primarily through the issuance of our common stock.

During the nine months ended December 31, 2006, we generated $321,932 of cash from our operations and used $124,567 for investments in equipment. As of December 31, 2006, we had $1,149,974 in cash and cash equivalents available to fund future operations, an increase of $248,433 from March 31, 2006. Our working capital was $2,510,182 at December 31, 2006.

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

Possibility of Operating Losses:  We achieved profitable operations in fiscal years 2004 and 2003. However, in fiscal years prior to 2003 and in fiscal years 2006 and 2005 we incurred losses and had an accumulated deficit of $16,102,519 at December 31, 2006. We have made strides toward improving our operating results. Due to the ongoing need to develop, optimize and train the direct sales managers and the independent sales representative network, the need to support the development of refinements to our product line and the need to increase sustained revenues to a level adequate to cover fixed and variable operating costs, we may operate at a net loss from time to time. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to raise additional capital.

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

Results of Operations

For the three months ended December 31, 2006 compared to the three months ended December 31, 2005.

Net revenue.  Revenue for the quarter ended December 31, 2006, was $2,787,147 compared to $2,116,936 for the quarter ended December 31, 2005, an increase of 32%. The increase is attributable to the addition of new hospital accounts, partially offset by business lost from hospitals that previously changed to AEM technology. We opened nine new hospital accounts for AEM technology in the three months ended December 31, 2006 versus five new hospital accounts for AEM technology in the three months ended December 31, 2005. We have changed and added new sales managers and independent sales representatives in an effort to capitalize on identified market opportunities. It will take a number of months before new sales managers and new independent sales representatives generate new hospital accounts, but we expect that the combination of these new additions will provide the focus that is needed to achieve market gains.

Gross profit.  Gross profit for the quarter ended December 31, 2006 of $1,732,839 represented an increase of 37% from gross profit of $1,265,458 for the quarter ended December 31, 2005. Gross profit as a percentage of revenue (gross margins) increased from 60% for the quarter ended December 31, 2005 to 62% for the quarter ended December 31, 2006. The increase in gross margins was primarily the result of higher levels of production, while the manufacturing process became more efficient compared with one year ago. For the three months ended December 31, 2006, we provided $1,051 in AEM monitors at no charge to newly changed hospitals as part of a sales incentive program.

Sales and marketing expenses.  Sales and marketing expenses of $1,105,251 for the quarter ended December 31, 2006 represented an increase of 19% from sales and marketing expenses of $924,958 for the quarter ended December 31, 2005. The increase was a result of increased compensation for increased sales employees and increased commissions as a result of higher revenue.

General and administrative expenses.  General and administrative expenses of $378,359 for the quarter ended December 31, 2006 represented an increase of 35% from general and administrative expenses of $280,927 for the quarter ended December 31, 2005. The increase was primarily the result of a one-time expense of approximately $73,000 relating to the costs of obtaining equity capital financing, a project that was subsequently abandoned after we obtained a $2,000,000 line of credit facility from SVB Silicon Valley Bank, and an increase in stock-based compensation expense, which was not required to be recognized in the prior year’s quarterly results. Excluding the one-time expense of approximately $73,000, general and administrative expenses for the quarter ended December 31, 2006 increased 9% from the quarter ended December 31, 2005.

Research and development expenses.  Research and development expenses of $310,083 for the quarter ended December 31, 2006 represented an increase of 42% compared to $218,667 for the quarter ended December 31, 2005. The increase was a result of employing additional engineers and outside services.

Net income (loss).   Net loss was $49,058 for the quarter ended December 31, 2006 compared to net loss of $153,753 for the quarter ended December 31, 2005. The decreased loss was a result of increased revenue and higher gross margin.

For the nine months ended December 31, 2006 compared to the nine months ended December 31, 2005.

Net revenue.  Revenue for the nine months ended December 31, 2006, was $8,192,800 compared to $6,708,017 for the nine months ended December 31, 2005, an increase of 22%. The increase is attributable to the addition of new hospital accounts, partially offset by business lost from hospitals that previously changed to AEM technology. We opened 30 new hospital accounts for AEM technology in the nine months ended December 31, 2006 versus 29 new hospital accounts for AEM technology in the nine months ended December 31, 2005.

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

Gross profit.  Gross profit for the nine months ended December 31, 2006 of $5,137,389 represented an increase of 28% from gross profit of $4,026,724 for the nine months ended December 31, 2005. Gross profit as a percentage of revenue (gross margins) increased from 60% for the nine months ended December 31, 2005 to 63% for the nine months ended December 31, 2006. The increase in gross margins was primarily the result of higher levels of production, while the manufacturing process became more efficient compared with one year ago. For the nine months ended December 31, 2006, we provided $13,677 in AEM monitors at no charge to newly changed hospitals as part of a sales incentive program.

Sales and marketing expenses.  Sales and marketing expenses of $3,248,336 for the nine months ended December 31, 2006 represented an increase of 19% from sales and marketing expenses of $2,724,507 for the nine months ended December 31, 2005. The increase was a result of increased compensation for increased sales employees, increased commissions as a result of higher revenue, increased sales samples and outside marketing services. These increases were partially offset by reduced catalog printing costs.

General and administrative expenses.  General and administrative expenses of $1,056,473 for the nine months ended December 31, 2006 represented an increase of 19% from general and administrative expenses of $884,672 for the nine months ended December 31, 2005. The increase was primarily the result of an increase in stock-based compensation expense, which was not required to be recognized in the prior year’s quarterly results, a one-time expense of approximately $73,000 relating to the costs of obtaining equity capital financing, a project that was subsequently abandoned after we obtained a $2,000,000 line of credit facility from SVB Silicon Valley Bank, and outside services. These increases were partially offset by reduced bad debt expense.

Research and development expenses.  Research and development expenses of $784,313 for the nine months ended December 31, 2006 represented an increase of 8% compared to $722,969 for the nine months ended December 31, 2005. The increase was a result of stock-based compensation expense related to stock options and temporary help.

Net income (loss).   Net income was $86,692 for the nine months ended December 31, 2006 compared to net (loss) of $(296,564) for the nine months ended December 31, 2005. The improvement was a result of increased revenue and increased gross margin.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by sales of our common stock and of warrants to purchase our common stock, which together totaled $19,122,640 through December 31, 2006, and, to a lesser degree by funds provided by sales of our products.

On November 10, 2006, we entered into a credit facility agreement with Silicon Valley Bank. The terms of the credit facility include a line of credit for $2,000,000 for three years at an interest rate calculated at prime rate plus 1.25%. In connection with the credit facility, we issued warrants to Silicon Valley Bank to purchase 28,000 shares of our common stock at a per share price of $2.75. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing.

Our operations provided $321,932 of cash in the nine months ended December 31, 2006 on sales of $8,192,800. Prior to fiscal year 2003 and in fiscal years 2006 and 2005, the use of cash in our operations resulted primarily from the funding of annual net losses. These amounts of cash generated from and used in operations are not indicative of the expected cash to be generated from or used in operations in fiscal year 2007. As of December 31, 2006, we had $1,149,974 in cash and cash equivalents available to fund future operations. Working capital was $2,510,182 at December 31, 2006 compared to $2,239,083 at March 31, 2006. Current liabilities were $1,448,394 at December 31, 2006, compared to $1,085,628 at March 31, 2006.

If we are not successful in obtaining profitability and positive cash flow, additional capital may be required to maintain ongoing operations. We have explored and are continuing to explore options to provide additional financing to fund future operations as well as other possible courses of action. Such actions include, but are not limited to, securing further lines of credit, sales of debt or equity securities (which may result in dilution to existing shareholders), licensing of technology, strategic alliances and other similar actions. There can be no assurance that we will be able to obtain additional funding (if needed) through a sale of our common stock, loans from financial institutions or other third parties or any of the actions discussed above. If we cannot sustain profitable operations and additional capital is unavailable, lack of liquidity could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

We lease our facilities under a noncancelable lease agreement with minimum future lease payments as of December 31, 2006 as follows:

Year ended March 31,
2007	38,545
2008	166,930
2009	172,685
2010	65,566
$443,726

Capital expenditures of $124,567 in the nine months ended December 31, 2006 include the $13,677 capital expenditure associated with placing AEM monitors in hospitals under various promotional programs. Placing our AEM monitors into hospitals at no charge to facilitate a hospital’s use of AEM instruments is an initiative to accelerate new hospital accounts. Under these promotional programs we maintain ownership of the AEM monitor, and the cost is capitalized and depreciated as cost of sales over the projected five year life of the asset.

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

(a) We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 13d-15e of the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Principal Accounting and Financial Officer concluded as of December 31, 2006 that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us under the Exchange Act was recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms.

(b) During the quarter ended December 31, 2006, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures or internal control over financial reporting requiring corrective actions. As a result no corrective actions were taken.

ITEM 5        -   OTHER INFORMATION

(b) There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

PART II.                                                OTHER INFORMATION

ITEM 6                                                        EXHIBITS

The following exhibits are attached to this report on Form 10QSB or are incorporated by reference:

3.1	Articles of Incorporation of the Company, as amended. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).
3.2	Bylaws of the Company. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).
4.1	Form of certificate for shares of Common Stock. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).
10.1	Lease Agreement dated June 3, 2004 between Encision Inc. and DaPuzzo Investment Group, LLC (Incorporated by reference from Quarterly Report on Form 10-QSB filed on August 12, 2004).
10.2	Encision Inc. 1991 Stock Option Plan, as amended. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).
10.3	Encision Inc. 1997 Stock Option Plan. (Incorporated by reference from Proxy Statement dated July 15, 1997).
10.4	Loan and Security Agreement dated November 10, 2006 between Encision Inc. and Silicon Valley Bank (Incorporated by reference from Current Report on Form 8-K dated November 16, 2006).
31.1	Certification of Chief Executive Officer under Rule 13a-14(a)
31.2	Certification of Principal Financial and Accounting Officer under Rule 13a-14(a)
32.1	Certification of Periodic Reports pursuant to Sarbanes-Oxley Act of 2002

SIGNATURE

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigneds thereunto duly authorized.

Name	Title	Date

Encision Inc.

/s/ Marcia McHaffie	Controller	February 13, 2006
Marcia McHaffie	Principal Accounting Officer &
Principal Financial Officer