Form 10KSB
period 2007-03-31
ENCISION INC
filed 2007-06-28
CIK 930775

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended March 31, 2007

Commission File No.:  0-28604

ENCISION INC.

(Name of Small Business Issuer in its Charter)

Colorado	84-1162056
(State of incorporation)	(I.R.S. Employer Identification No.)

6797 Winchester Circle, Boulder, Colorado	80301
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (303) 444-2600

Securities registered under Section 12(b) of the Exchange Act:   Common Stock, no par value

Securities registered under Section 12(g) of the Exchange Act:   None

Name of exchange on which registered:   American Stock Exchange

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  ☐

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes   ☒    No   ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes   ☐   No   ☒

The registrant’s sales for fiscal year ended March 31, 2007 was $11,010,038

As of May 31, 2007, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant issued and outstanding on such date was $10,657,259.  This figure is based on the closing sales price of $3.40 a share of the Registrant’s common stock on May 31, 2007.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the last practicable date.

Common Stock, no par value	6,430,437
(Class)	(Outstanding at May 31, 2007)

Transitional Small Business Disclosure Format      No   ☒

Documents Incorporated by Reference: Definitive Proxy Statement for the 2007 Annual Shareholders’ meeting to be filed with the Securities and Exchange Commission and incorporated by reference as described in Part III. The 2007 Proxy Statement will be filed within 120 days after the end of the fiscal year ended March 31, 2007.

Statements contained in this Annual Report on Form 10-KSB include forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward looking statements. All forward looking statements in the Annual Report on Form 10-KSB, including statements about our strategies, expectations about new and existing products, market demand, acceptance of new and existing products, technologies and opportunities, market size and growth, and return on investments in products and market, are based on information available to us on the date of this document and we assume no obligation to update such forward looking statements. Readers of this Annual Report on Form 10-KSB are strongly encouraged to review the section entitled “Risk Factors”.

PART I

Item 1.  Business.

Company Overview

Encision Inc. (“Encision”, “we”, “us”, “our” or the “Company”), a medical device company based in Boulder, Colorado, has developed and launched innovative technology that is emerging as a standard of care in minimally-invasive surgery. We believe our patented AEM® Surgical Instruments are changing the marketplace for electrosurgical devices and laparoscopic instruments by providing a solution to a well-documented patient safety risk in laparoscopic surgery.

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

Business Highlights

Proprietary, Patented Technology

We have developed and launched patented AEM Surgical Instruments that enhance patient safety and patient outcome in laparoscopic surgical procedures. We have been issued four patents relating to AEM technology from the United States Patent and Trademark Office, each encompassing multiple claims, and which have between six and ten years remaining. We also have patents relating to AEM technology issued in Europe, Japan, Canada and Australia.

Technology Solves a Well-Documented Risk in Minimally Invasive Surgery

MIS offers significant benefits for patients by reducing trauma, hospital stays, recovery times and medical costs.  However, these benefits have not been achieved without the emergence of new risks. The risk of unintended tissue damage from stray electrosurgical energy has been well documented. Such injuries can be especially troubling given the fact that they can go unrecognized and can lead to a cascade of adverse events, including death. Our patented AEM technology helps to eliminate the risk of stray electrosurgical burns in MIS while providing surgeons with the tissue effects they desire.

Product Line has been Developed and Launched

Our AEM Laparoscopic Instruments have been engineered to provide a seamless transition for surgeons switching from conventional laparoscopic instruments. AEM technology has been integrated into instruments that have the same look, feel and functionality as conventional instruments that surgeons have been using for years. The AEM product line encompasses the full range of instrument sizes, types and styles favored by surgeons. Thus, hospitals can make a complete and smooth conversion to our product line, thereby advancing patient safety in MIS.

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

A component of the endoscopic surgery products market includes laparoscopic hand instruments: scissors, graspers, dissectors, forceps, suction/irrigation devices, clip appliers and other surgical instruments of various designs that provide a variety of tissue effects. Among the laparoscopic hand instruments, approximately $400 million annually are instruments designed for “monopolar” electrosurgical utility. This market – for laparoscopic monopolar electrosurgical instruments – is the market we are targeting with our innovative AEM Laparoscopic Instruments. Our proprietary AEM product line supplants the conventional “non-shielded, non-monitored” electrosurgical instruments commonly used in laparoscopic surgery.

When a hospital changes to AEM technology it provides recurring sales to us from ongoing sales of replacement instruments. Sales from replacement reusable and disposable AEM products in new account hospitals represents over 90% of our sales in the fiscal year ended March 31, 2007 and this sales stream can grow as the number of newly changed hospitals increases. AEM Instruments are competitively priced to conventional laparoscopic instruments.

We aim to further develop the market by continuing to educate healthcare professionals about the benefits of AEM technology to advance patient safety. We are working to improve our sales network to reach the decision makers who purchase laparoscopic instruments and electrosurgical devices. We are also pursuing relationships with GPOs to assist in promoting the benefits of AEM technology. GPOs have significant influence on the market for surgical instruments. The launch of supplier agreements with Novation and Premier is beginning to help expose AEM technology to new hospitals. Together, Novation and Premier represent over 3,000 hospitals which perform approximately 50% of all surgery in the United States.

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

Stray electrosurgical burn injury can result from two causes – instrument insulation failure and capacitive coupling.  Instrument insulation failure can be a common occurrence with laparoscopic instruments. Conventional active electrodes for laparoscopic surgery are designed with the same basic construction — a single conductive element and an outer insulation coating. Unfortunately, this insulation can fail during the natural course of normal use during surgery. It is also possible for instrument insulation to become flawed during the cleaning and sterilization process. This common insulation failure can allow electrical currents to “leak” from the instrument to unintended and unseen tissue with potentially serious ramifications for the patient. Capacitive coupling is another way stray electrosurgical energy can cause unintended burns during laparoscopy. Capacitive coupling is an electrical phenomenon that occurs when current is induced from the instrument to nearby tissue despite intact insulation. This potential for capacitive coupling is present in all laparoscopic surgeries that utilize monopolar electrosurgery devices and can likely occur outside the surgeon’s field-of-view.

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

Technology Precedents

We believe that gaining broad independent endorsements in the surgical community is a demonstrated and successful method for new surgical technology to advance in the marketplace. From a concern or problem in surgery, the medical device industry develops a technological solution, and this solution evolves to garner credibility and endorsements. Once this occurs, the technology is then widely employed by hospitals to benefit patients, surgeons and the operating room staff. We believe that AEM technology is following the same path as previous revolutions in electrosurgery. As with other safety advances (i.e. “Isolated” electrosurgical generators in the 1970s and “REM” technology in the 1980s), AEM technology has received the breadth of independent endorsements that drove previous new technology to broad market acceptance. (“REM” is a registered trademark of TYCO Healthcare. “AEM” is a registered trademark of Encision Inc.).

Time Period	Problem	Solution	Results

1970s	All electrosurgical units had a “grounded” design

	Alternate paths for the current were possible, causing patient burns	“Isolated” Electrosurgery	Patient safety is improved; New standard of care

1980s	All electrosurgical patient return electrodes were “not monitored”

	Patient burns at return electrode site were possible	REM - Return Electrode Monitoring	Patient safety is improved; New standard of care

1990s & 2000s	Introduction of Minimally Invasive Surgery (MIS)

	MIS instruments are susceptible to causing stray electrosurgical burns to unintended, unseen tissue	AEM Laparoscopic Instruments—Shielded and monitored instruments and the active electrode monitoring system.	Patient safety is improved; Emerging standard of care

Historical Perspective

We were organized as a Colorado corporation in 1991 and spent several years developing the AEM monitoring system and protective sheaths to adapt to conventional electrosurgical instruments. During this period, we conducted product trials and applied for patents with the United States Patent and Trademark Office and with the International patent agencies. Patents were issued to us by the United States Patent and Trademark Office in 1994, 1997, 1998 and 2002.

As we evolved, it was clear to us that our ‘active electrode monitoring’ technology needed to be integrated into the standard laparoscopic instrument design. As the development program proceeded, it also became apparent that the merging of electrical and mechanical engineering skills in the instrument development process for our patented, integrated electrosurgical instruments was a complex and difficult task. As a result, instruments with integrated AEM technology were not completed for several years. Prior to offering a full range of laparoscopic electrosurgical instrumentation, it was difficult for hospitals to commit to the AEM solution, as we did not have adequate comparable surgical instrument options to match surgeon demand.

With the broad array of AEM instruments now available, the surgeon has a wide choice of instrument options and does not have to change surgical technique. Since conversion to AEM technology is transparent to the surgeon, hospitals can now universally convert to AEM technology, thus providing all of their laparoscopic surgery patients a higher level of safety. This development coincides with the continued expansion of independent endorsements for AEM technology. Recommendations from the malpractice insurance and medicolegal communities complement the broad clinical endorsements that AEM technology has garnered over the past few years, leading to market gains for the technology.

Products

We produce and market a full line of AEM Surgical Instruments, which are ‘shielded and monitored’ to prevent stray electrosurgical burns from insulation failure and capacitive coupling. Our product line includes a broad range of articulating instruments (scissors, graspers and dissectors), fixed-tip electrodes and suction-irrigation electrodes. These AEM Instruments are available in a wide array of reusable and disposable options. In addition, we market the AEM Monitor product line that is used in conjunction with the AEM Instruments.

Sales and Marketing Overview

We believe that AEM technology will become the standard of care in laparoscopic surgery worldwide. Our marketing efforts are focused toward capitalizing on substantial independent endorsements for the AEM technology. These third-party endorsements advocate utilizing active electrode monitoring for advancing patient safety in laparoscopic surgery. Substantial visibility has been achieved as a result of the technology’s recognition as an AORN Recommended Practice.

To cost-effectively expand market coverage, we focus on optimizing our distribution network comprised of direct and independent sales representatives who are managed and directed by our regional sales managers. Together, this network provides market presence throughout the United States. In some instances, customers have recognized the patient safety risks inherent in monopolar electrosurgery and have accepted AEM technology as the way to eliminate those risks. In other instances, we have found selling the concept behind AEM technology more difficult. This difficulty is due to several factors, including the necessity to make surgeons, nurses and hospital risk managers aware of the potential for unintended electrosurgical burns (which exists when conventional instruments are used during laparoscopic monopolar electrosurgery) and the resulting increased medicolegal liability exposure. Additionally, we must contend with the overall lack of single purchasing points in the industry (surgeons and hospital staff have to be in substantial agreement as to the benefits of new technology), and the consequent need to make multiple sales calls on personnel with the authority to commit to hospital expenditures. Other challenges include the fact that many hospitals have exclusive contractual agreements with manufacturers of competing surgical instruments.

Our marketing efforts are focused toward capitalizing on the substantial independent endorsements which advocate utilizing AEM technology for advancing patient safety in laparoscopic surgery. In addition, there is increasing public interest in the reduction of medical errors and the advancement of patient safety. This interest and focus is reflected in the JCAHO (Joint Commission on Accreditation of Healthcare Organizations) Standards enacted in July 2001 requiring hospitals to show proactive initiatives for advancing patient safety in order to renew their accreditation. Some recent new hospital accounts changing to AEM technology have been motivated in part by these JCAHO patient safety standards. We believe that the credibility and importance of our technology is complemented by this expanding public interest in advancing patient safety.

To cost-effectively expand market coverage, we are developing a network of independent distributors and sales representatives across the U.S. The goal is to optimize a network that has experience selling into the hospital operating room environment. We believe that improvement in this network offers us the best opportunity to cost effectively broaden acceptance of our product line and generate increased and recurring sales. Additionally, we are pursuing supplier agreements with the major Group Purchasing Organizations. GPOs have significant influence on the market for surgical devices and instruments. We launched our first GPO agreements in fiscal year 2003 by contracting with Novation and Premier, which together represent over 3,000 hospitals in the United States. We have negotiated a one year extension with Novation through January 31, 2008 and a three year agreement with Premier through June 30, 2008. While these agreements do not involve purchase commitments, these relationships with Novation and Premier expand the market visibility of AEM technology and smooth the procurement and conversion process for new hospital customers. In fiscal year 2007, approximately half of the new hospital accounts to AEM technology were members of Novation and Premier.

In addition to the efforts to broaden market acceptance in the United States, we have contracted with independent distributors in Canada, Australia and elsewhere to market our products internationally. We have achieved CE marking for our products to allow selling into the European marketplace. The CE marking, an abbreviation of the phrase “Conformite Europeene,” indicates that a manufacturer has conformed to all of the obligations imposed by European health, safety and environmental legislation. While CE certification opens up incremental markets in Europe, our distribution options in the European marketplace are yet to be developed and contribution from international markets is negligible.

We believe that the expanding independent endorsements for AEM technology and the improved sales network of independent representatives can provide the basis for increased sales and continuing profitable operations. However, these measures, or any others that we may adopt, may not result in increased sales or profitable operations.

Research and Development

We aim to continually expand the AEM instrument product line to satisfy the evolving needs of surgeons. For AEM technology to fully become a standard of care, we must satisfy surgeons’ preferred instrument shapes, sizes, styles and functionality with integrated AEM instruments. This commitment includes expanding the styles of electrosurgical instruments available for MIS applications so that the conversion to AEM technology is transparent to surgeons and does not require significant change in their current surgical techniques. We employ full-time engineers and use independent contractors from time to time in our research and product development efforts. This group continuously explores ways to broaden and enhance the product line. Current research and development efforts are focused primarily on line-extension projects to further expand the AEM Laparoscopic Instrument product offering to increase surgeons’ choices and options in laparoscopic surgery. Our research and development expenses were $1,099,619 in fiscal year 2007 and $955,714 in fiscal year 2006. We expense research and development costs for products and processes as incurred. Costs that are included in research and development expenses include direct salaries, contractor fees, materials, facility costs and administrative expenses that relate to research and development.

Manufacturing, Regulatory Affairs and Quality Assurance

We engage in various manufacturing and assembly activities at our leased facility in Boulder, Colorado. These operations include manufacturing and assembly of the AEM Laparoscopic Instrument system as well as fabrication, assembly and test operations for instruments and accessories. We also have relationships with a number of outside suppliers who provide primary sub-assemblies, various electronic and sheet metal components, and molded parts used in our products.

We believe that the use of both internal and external manufacturing capabilities allows for increased flexibility in meeting our customer delivery requirements, and significantly reduces the need for investment in specialized capital equipment. We have developed multiple sources of supply where possible. Our relationship with our suppliers is generally limited to individual purchase order agreements supplemented, as appropriate, by contractual relationships to help ensure the availability and low cost of certain products. All components, materials and subassemblies used in our products, whether produced in-house or obtained from others, are inspected to ensure compliance with our specifications. Our personnel subject all finished products to quality assurance and performance testing procedures.

As discussed in the section on Government Regulation, we are subject to the rules and regulations of the United States Food and Drug Administration (“FDA”). Our leased facility of 28,696 square feet contains approximately 15,100 square feet of manufacturing, regulatory affairs and quality assurance space. The facility is designed to comply with the Quality System Regulation (“QSR”) as specified in published FDA regulations. Our latest inspection by the FDA occurred in May 2004.

We achieved CE marking in August 2000, which required prior certification of our quality system and product documentation. Maintenance of the CE marking status requires periodic audits of the quality system and technical documentation by our European Notified Body, LGA InterCert. The most recent audit was completed in February 2007.

Patents, Patent Applications and Intellectual Proprietary Rights

We have invested heavily in an effort to protect our valuable technology, and, as a result of this effort, we have been issued eight relevant patents that together form a significant intellectual property position. We were issued a United States patent having 42 claims on May 17, 1994. This patent relates to the basic shielding and monitoring technologies that we incorporate into our AEM products. Three additional United States patents were issued to us in 1997, 1998 and 2002, relating to specific implementations of shielding and monitoring in instruments. Foreign patents relating to the core AEM shielding and monitoring technologies have been issued to us in Europe, Japan, Canada and Australia. There are between four and eight years remaining on our AEM patents.

Our technical progress depends to a significant degree on our ability to maintain patent protection for products and processes, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. Our policy is to attempt to protect our technology by, among other things, filing patent applications for technology that we consider important to the development of our business. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. Even though we hold patented technology, others might copy our technology or otherwise incorporate our technology into their products.

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

We also believe that manufacturers of products based upon alternative technology to monopolar electrosurgery are our competitors. These alternative technologies include other “energy” technologies such as bipolar electrosurgery, laser surgery and the harmonic scalpel. Leading manufacturers in these areas include Gyrus (bipolar electrosurgery), Lumenis (laser surgery) and Ethicon Endo-Surgery (harmonic scalpel). We believe that monopolar electrosurgery offers substantial competitive, functional and financial advantages over these alternative energy technologies and will remain the primary tool for the surgeon, as it has been for decades. However, the risk exists that these alternative technologies may gain greater market share and that new competitive techniques may be developed and introduced.

As mentioned in the Sales and Marketing discussion, the competitive issues involved in selling our AEM product line do not primarily revolve around a comparison of cost or features, but rather involve generating an awareness of the inherent hazards of electrosurgery and the potential for injury to the patient. This involves selling concepts, rather than just a product, which results in a longer sales cycle and generally higher sales costs. Independent endorsements of active electrode monitoring technology have greatly enhanced the credibility of AEM Laparoscopic Instruments. However, our efforts to increase market awareness of this technology may not be successful, and our competitors may develop alternative strategies and/or products to counter our marketing efforts.

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

The FDA regulates our quality control and manufacturing procedures by requiring us and our contract manufacturers to demonstrate compliance with the QSR as specified in published FDA regulations. The FDA requires manufacturers to register with the FDA, which subjects them to periodic FDA inspections of manufacturing facilities. If violations of applicable regulations are noted during FDA inspections of our manufacturing facilities or the facilities of our contract manufacturers, the continued marketing of our products may be adversely affected. Such regulations are subject to change and depend heavily on administrative interpretations. In May 2004, the FDA conducted a QSR Inspection of our facilities. We believe that we have the internal resources and processes in place to be reasonably assured that we are in compliance with all applicable United States regulations regarding the manufacture and sale of medical devices. However, if we were found not to be in compliance with the QSR, such findings could result in a material adverse impact on our financial condition, results of operations and cash flows.

Sales of medical devices outside of the United States are subject to United States export requirements and foreign regulatory requirements. Legal restrictions on the sale of imported medical devices vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval and the requirements may differ. We have obtained a Certificate of Export from the United States Department of Health and Human Services that states that we have been found to be “...in substantial compliance with Current Good Manufacturing Practices...” based on the most recent inspection. However, a specific foreign country in which we wish to sell our products may not accept or continue to accept the Export Certificate. Entry into the European Economic Area market also requires prior certification of our quality system and product documentation. We achieved CE marking in August 2000, allowing a launch into the European marketplace. Maintenance of the CE marking status requires annual audits of the quality system and technical documentation by our European Notified Body, LGA InterCert. The most recent audit was completed in July 2005. In addition to licensing, entry into the Canadian market now requires quality system certification to ISO 13485:2003. Our quality system was audited and certification issued by LGA-InterCert, of Nuremberg, Germany, in February 2007.

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

Employees

As of March 31, 2007, we employed 46 full-time individuals, of which 14 are engaged directly in research, development and regulatory activities, 7 in manufacturing/operations, 20 in marketing and sales and 5 in administrative positions. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

Item 2.  Properties.

We lease 28,696 square feet of office and manufacturing space at our facilities under noncancelable lease agreements through August 14, 2009 at 6797 Winchester Circle, Boulder, Colorado. We believe that our existing facilities are adequate for our current operations.

Item 3.  Legal Proceedings.

We are not involved in any legal proceeding. We may become involved in litigation in the future in the normal course of business.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a shareholder vote during the fourth quarter of the fiscal year ended March 31, 2007.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our common stock is quoted on the AMEX under the symbol ECI. The following table sets forth, for the periods indicated, the high and low closing sale prices for our common stock:

	High	Low
Fiscal Year ended March 31, 2006
First Quarter through June 30, 2005	$2.73	$2.46
Second Quarter through September 30, 2005	3.38	2.50
Third Quarter through December 31, 2005	3.29	2.70
Fourth Quarter through March 31, 2006	3.86	2.50

Fiscal Year ended March 31, 2007
First Quarter through June 30, 2006	3.80	2.81
Second Quarter through September 30, 2006	2.90	2.21
Third Quarter through December 31, 2006	3.31	2.26
Fourth Quarter through March 31, 2007	4.03	3.00

As of March 31, 2007, there were approximately 121 holders of record of our common stock. This number does not reflect stockholders who beneficially own common stock held in nominee or street name, which as of May 3, 2007, approximated 1,192 stockholders.

Dividend Policy

We have not paid cash dividends in the past and do not intend to pay cash dividends in the foreseeable future. We presently intend to retain any cash generated from operations in the future for use in our business.

Equity Compensation Plan Information as of March 31, 2007

	Number of securities to be issued upon exercise of	Weighted-average exercise price of outstanding	Number of securities remaining available for future issuance under
Plan Category	outstanding options	options	equity compensation plans

Equity compensation plans approved by security holders	415,000	$2.86	118,879

Equity compensation plans not approved by security holders	—	—	—

Total	415,000	$2.86	118,879

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

Installed Base of AEM Monitoring Equipment:  We believe that the installed base of AEM monitors has the potential for increasing as the inherent risks associated with monopolar laparoscopic electrosurgery become more widely acknowledged and as the network of direct and independent sales representatives becomes more adept at selling the AEM products to our customers. We expect that the replacement sales of electrosurgical instruments and accessories will increase as additional hospitals are converted to AEM technology. We believe that improvement in the quality of sales representatives carrying the AEM product line, along with increased marketing efforts and the introduction of new products, may provide the basis for increased sales and continuing profitable operations. However, these measures, or any others that we may adopt, may not result in either increased sales or continuing profitable operations.

Possibility of Continued Operating Losses:  Except for fiscal years 2004 and 2003 when we achieved profitable operations, we have incurred losses since our inception and have an accumulated deficit of $16,279,288 as of March 31, 2007. We have made significant strides toward improving our operating results. However, due to the ongoing need to develop, optimize and train our sales distribution network and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss from time to time.

Sales Growth:  We expect to generate increased sales in the U.S. from sales to new hospital customers as the network of direct and independent sales representatives becomes more proficient and expands the number of new hospital accounts to AEM Laparoscopic Instruments. We believe that the visibility and credibility of the independent clinical endorsements for the AEM technology will contribute to new hospital accounts and increased sales in fiscal year 2008. We also expect that supplier agreements with Novation and Premier, which together represent over 3,000 U.S. hospitals, will expose more hospitals to the benefits of AEM technology and may stimulate new hospital accounts. Major progress was achieved in developing our disposable fixed-tip instruments with hand activation. We expect to launch this new family of products in the second quarter of fiscal year 2008. Our goal is to offer our customers an AEM disposable counterpart for each AEM reusable instrument.

Sales and Marketing Expenses: We continue our efforts to expand domestic and international distribution capability, and we believe that sales and marketing expenses will need to be maintained at a healthy level in order to expand the market visibility and optimize the field sales capability of converting new hospital customers to AEM technology. Sales and marketing expenses are expected to increase as we increase our direct sales representatives. We expect to add three more direct sales representatives in fiscal year 2008 thereby increasing our direct sales team to 21.

Manufacturing:  We believe that we will be able to achieve a major cost reduction by producing our own disposable scissor inserts and providing better control over the quality and consistency of this significant product line.  We expect to begin production in the second half of fiscal year 2008.

Research and Development Expenses: Research and development expenses are expected to increase to support development of refinements to our AEM product line, further expanding the instrument options for the surgeon. New refinements to the AEM product line are planned for introduction in fiscal year 2008.

Results of Operations

Net sales. Our sales for the fiscal year ended March 31, 2007 (“FY 07”) were $11,010,038, and for the fiscal year ended March 31, 2006 (“FY 06”) our sales were $9,127,190. This represents an increase of 21% in FY 07 from FY 06. This increase is due to the establishment of new accounts in forty-one hospitals for AEM technology, which increased the installed base of users of reusable and disposable AEM Laparoscopic Instruments. The introduction last fiscal year of our enTouch™ handle was well received, and we believe that the enTouch handle improved customer satisfaction and retention. We benefited from a high customer retention rate and a recurring sales stream from the purchases of replacement instruments in existing accounts. Our retention rate of customers is also very strong due to the fact that there is no directly competing technology to supplant AEM products once a hospital has changed to AEM technology. Sales from replacement AEM products in hospitals represented over 90% of our sales in FY 2007.

Gross profit.  Gross profit in FY 07 was $6,904,447, which resulted in a gross margin of 63% of net sales versus a gross margin of 61% of net sales for FY 06. This was an improvement of $1,345,057 from FY 06 gross profit. The increase in gross profit was a result of an increase in direct gross sales margin and a decrease of inventory reserve expense and warranty expense.

Sales and marketing expenses.  Sales and marketing expenses were $4,508,410 in FY 07, an increase of $737,668, or 20%, from FY 06. The increase was a result of an increase of commissions as a result of an increase in sales, salary increases as a result of additions to our direct sales force and an increase in outside services, partially offset by a decrease in literature printing.

General and administrative expenses.  General and administrative expenses were $1,427,831 in FY 07, an increase of $241,365, or 20%, from FY 06. The increase was primarily the result of salary increases as a result of additional employees, a one-time expense of approximately $73,000 relating to the costs of obtaining equity capital financing, a project that was subsequently abandoned after we obtained a $2,000,000 line of credit facility from SVB Silicon Valley Bank, and an increase in stock-based compensation expense, which was not required to be recognized in the prior year’s operating results due to our adoption of SFAS 123(R), effective April 1, 2006. The increase was partially offset by a decrease of contract workers.

Research and development expenses.  Research and development expenses were $1,099,619 in FY 07, an increase of $143,905, or 15%, from FY 06. The increase was a result of an increase in salaries for additional engineers.

Net loss.  Net loss in FY 07 of $90,077 represented a net loss decrease of $247,726 compared to FY 06 net loss of $337,803. The decrease is a result of an increase in sales and an increase in gross profit margin percentage. Net loss in FY 07 included stock-based compensation expense of $182,000 due to the implementation of SFAS 123(R) and $73,000 relating to the costs of obtaining equity capital financing, a project that was subsequently abandoned after we obtained our credit facility.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by sales of common stock and warrants and the exercise of stock options to purchase our common stock, which totaled $19,170,088 through March 31, 2007, and, to a lesser degree, by sales of our products. Our operations used $156,870 of cash in FY 07 on sales of $11,010,038 and used $420,366 of cash in FY 06 on sales of $9,127,190. In FY 07 and prior years, the use of cash in our operations resulted primarily from the funding of our annual net losses. These amounts of cash generated from and used in operations are not indicative of the expected cash to be generated from or used in operations in the fiscal year ended March 31, 2008 (“FY 08”). As of March 31, 2007, we had $436,403 in cash and cash equivalents available to fund future operations. Working capital was $2,172,722 at March 31, 2007 compared to $2,239,083 at March 31, 2006. Current liabilities were $1,464,153 at March 31, 2007, compared to $1,085,628 at March 31, 2006.

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

We believe that the unique performance of the AEM technology and our breadth of independent endorsements provide an opportunity for continued market share growth. We believe that the market awareness of the AEM technology and its endorsements is continually improving and that this will benefit sales efforts in FY 08. We believe that we enter FY 08 having achieved improvements in the clinical credibility of our technology. Our FY 08 operating plan is focused on growing sales, increasing gross profits, increasing research and development costs while reducing losses and negative cash flows. We cannot predict with certainty the expected sales, gross profit, net income or loss and usage of cash and cash equivalents for FY 08. However, we believe that cash resources will be sufficient to fund our operations for at least the next twelve months under our current operating plan. If we are unable to manage the business operations in line with our budget expectations, it could have a material adverse effect on business viability, financial position, results of operations and cash flows. Further, if we are not successful in sustaining profitability and remaining at least cash flow break-even, additional capital may be required to maintain ongoing operations.

We have explored and are continuing to explore options to provide additional financing to fund future operations as well as other possible courses of action. Such actions include, but are not limited to, securing a larger credit facility, sales of debt or equity securities (which may result in dilution to existing shareholders), licensing of technology, strategic alliances and other similar actions. There can be no assurance that we will be able to obtain additional funding (if needed) through a sale of our common stock or loans from financial institutions or other third parties or through any of the actions discussed above. If we cannot sustain profitable operations and additional capital is unavailable, lack of liquidity could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

Income Taxes

As of March 31, 2007, net operating loss carryforwards totaling approximately $16,400,000 were available to reduce taxable income in the future. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the fiscal year ended March 31, 2008. We have not paid income taxes since our inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year, if certain events occur, including changes in ownership interests. We have established a valuation allowance for the entire amount of our deferred tax asset since inception due to our history of losses. During fiscal years 2007 and 2006, no tax benefit was obtained from our loss. As a result, no tax benefit is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed.

Contractual Obligations

For more information on our contractual obligations on operating leases, refer to Note 4 of Financial Statements. The minimum future lease payments by fiscal years as of March 31, 2007 are as follows:

Year ended March 31,
2008	$241,369
2009	249,691
2010	94,804
$585,864

Aside from the operating lease commitments, we do not have any material contractual commitments requiring settlement in the future.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, sales returns, warranty, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.

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

We provide for the estimated cost of product warranties at the time sales is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, we have experienced some costs related to warranty. The warranty accrual is based upon historical experience and is adjusted based on current experience. Should actual warranty experience differ from our estimates, revisions to the estimated warranty liability would be required.

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

Beginning in fiscal 2007, we adopted Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values.

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

Among the factors that could cause future results and financial condition to be materially different from expectations are:

Our products may not be accepted by the market. The success of our products and our financial condition depends on the acceptance of AEM products by the medical community in commercially viable quantities during FY 2008 and beyond. We cannot predict how quickly or how broadly AEM products will be accepted by the medical community. We need to continually educate the marketplace about the potential hazards involved in the use of conventional electrosurgical products during minimally-invasive surgical procedures and the expected benefits associated with the use of AEM products. If we are unsuccessful in educating the marketplace about our technology and the hazards of conventional instruments, we will not create sufficient demand by hospitals and surgeons for AEM products and our financial condition, results of operations and cash flows could be adversely affected.

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

We may need additional funding to support our operations. We were formed in 1991 and have incurred losses of $16.3 million since that date. We have primarily financed research, development and operational activities with sales of our common stock. At March 31, 2007, we had $436,403 in cash available to fund future operations. We may find that investment in sales, marketing, research and development initiatives, merited by market opportunity, may result in our operating at a net loss from quarter to quarter. We may also find ourselves at a competitive disadvantage due to our constrained liquidity. On November 10, 2006, we entered into a credit facility agreement with Silicon Valley Bank. The terms of the credit facility include a line of credit for $2,000,000 for three years at an interest rate calculated at prime rate plus 1.25%. In connection with the credit facility, we issued warrants to Silicon Valley Bank to purchase 28,000 shares of our common stock at a per share price of $2.75. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing.

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

Our current patents, trade secrets and know-how may not provide a competitive advantage, the pending applications may not result in patents being issued, and our competitors may design around any patents issued to us. Our success will continue to depend in part on our ability to maintain patent protection for our products and processes, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. We have four issued U.S. patents on several technologies embodied in our AEM Monitoring System, AEM Instruments and related accessories and we have applied for additional U.S. patents. In addition, we have four issued foreign patents. There are between four and eight years remaining on our AEM patents. The validity and breadth of claims coverage in medical technology patents involve complex legal and factual questions and may be highly uncertain. Also, patents may not protect our proprietary information and know-how or provide adequate remedies for us in the event of unauthorized use or disclosure of such information, and others may be able to develop, independently, such information. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation may be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us, to defend us against claimed infringement of the rights of others or to determine the ownership, scope or validity of our proprietary rights or those of others. Any such claims may require us to incur substantial litigation expenses and to divert substantial time and effort of management personnel and could substantially decrease the amount of capital available for our operations. An adverse determination in litigation involving the proprietary rights of others could subject us to significant liabilities to third parties, could require us to seek licenses from third parties, and could prevent us from manufacturing, selling or using our products. The occurrence of any such actual or threatened litigation or the effect on our business of such litigation may materially adversely affect our financial position, results of operations and cash flows. Additionally, our assessment that a patent is no longer of value could result in a significant charge against our earnings.

We depend on single source suppliers for certain of the key components and sub-contractors to provide much of our products used in the manufacturing of our products. The loss of a supplier or limitation in supply from existing suppliers could have a material adverse effect on our ability to manufacture our products until a new source of supply is located. Although we believe that there are alternative suppliers, any interruption in the supply of key components could have a material adverse effect on us. A sudden increase in customer demand may create a backorder situation as lead times for some of our critical materials are in excess of 12 weeks. We rely on subcontractors to provide products, either in the form of finished goods or sub-assemblies that we then assemble and test. While these sub-contractors reduce our total cost of manufacturing, they may not be as responsive to increased demand as we would be if we had our manufacturing capacity entirely in-house, which may limit our growth strategy and sales.

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

Our common stock is thinly traded, the prices at which it trades are volatile and the buying or selling actions of a few shareholders may adversely affect our stock price. As of May 31, 2007, we had a public float, which is defined as shares outstanding minus shares held by our officers, directors, or holders of greater than 5% of our outstanding common stock, of 3,134,488 shares or 49% of the outstanding common stock. The average number of shares traded in any given day over the past year has been relatively small compared to the public float. Thus, the actions of a few shareholders either buying or selling shares of our common stock may adversely affect the price of the shares. Historically, thinly traded securities such as our common stock have experienced extreme price and volume fluctuations that do not necessarily relate to operating performance.

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

Item 7.  Financial Statements and Supplementary Data.

The following financial statements are included in this Report:

Page

Report of Independent Registered Public Accounting Firm	16

Balance Sheets as of March 31, 2007 and 2006	17

Statements of Operations
for the fiscal years ended March 31, 2007 and 2006	18

Statements of Shareholders’ Equity
for the fiscal years ended March 31, 2007 and 2006	19

Statements of Cash Flows
for the fiscal years ended March 31, 2007 and 2006	20

Notes to Financial Statements	21

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Encision Inc.

Boulder, Colorado

We have audited the accompanying balance sheets of Encision Inc. as of March 31, 2007 and 2006 and the related statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Encision Inc. as of March 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Gordon, Hughes & Banks, LLP

Greenwood Village, Colorado
May 7, 2007

Encision Inc.

Balance Sheets

	March 31, 2007	March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$436,403	$901,541
Accounts receivable, net of allowance for doubtful account of $23,500 at March 31, 2007 and $38,000 at March 31, 2006	1,194,373	942,494
Inventories, net of reserve for obsolescence of $80,000 at March 31, 2007 and $70,000 at March 31, 2006	1,764,227	1,398,848
Prepaid expenses	241,872	81,828
Total current assets	3,636,875	3,324,711
Equipment, at cost:
Furniture, fixtures and equipment	1,084,260	935,899
Customer-site equipment	612,553	596,439
Equipment-in-progress	233,357	—
Accumulated depreciation	(1,413,656)	(1,216,160)
Equipment, net	516,514	316,178
Patents, net of accumulated amortization of $104,496 at March 31, 2007 and $92,339 at March 31, 2006	153,066	152,930
Other assets	81,195	23,483
TOTAL ASSETS	$4,387,650	$3,817,302
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$620,814	$299,766
Accrued compensation	295,994	228,913
Other accrued liabilities	547,345	556,949
Total current liabilities	1,464,153	1,085,628
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 6,430,437 and 6,398,146 shares issued and outstanding at March 31, 2007 and March 31, 2006, respectively	19,202,785	18,920,885
Accumulated (deficit)	(16,279,288)	(16,189,211)
Total shareholders’ equity	2,923,497	2,731,674
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,387,650	$3,817,302

The accompanying notes to financial statements are an integral part of these statements.

Encision Inc.

Statements of Operations

Years Ended	March 31, 2007	March 31, 2006
NET SALES	$11,010,038	$9,127,190
COST OF SALES	4,105,591	3,567,800
GROSS PROFIT	6,904,447	5,559,390
OPERATING EXPENSES:
Sales and marketing	4,508,410	3,770,742
General and administrative	1,427,831	1,186,466
Research and development	1,099,619	955,714
Total operating expenses	7,035,860	5,912,922
OPERATING LOSS	(131,413)	(353,532)
Interest income, net	29,685	23,948
Other income (expense), net	11,651	(8,219)
Interest and other income (expense), net	41,336	15,729
LOSS BEFORE PROVISION FOR INCOME TAXES	(90,077)	(337,803)
Provision for income taxes	—	—
NET LOSS	$(90,077)	$(337,803)
Net loss per share—basic and diluted	$(0.01)	$(0.05)
Weighted average shares—basic and diluted	6,422,785	6,369,253

The accompanying notes to financial statements are an integral part of these statements.

Encision Inc.

Statements of Shareholders’ Equity

	Shares of Common Stock	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
BALANCES AT MARCH 31, 2005	6,313,146	$18,824,935	$(15,851,408)	$2,973,527
Net loss	—	—	(337,803)	(337,803)
Exercise of stock options	85,000	95,950	—	95,950
BALANCES AT MARCH 31, 2006	6,398,146	18,920,885	(16,189,211)	2,731,674
Net loss	—	—	(90,077)	(90,077)
Exercise of stock options	32,291	61,947	—	61,947
Compensation expense related to stock options	—	182,423	—	182,423
Estimated fair value of warrants issued in conjunction with line of credit	—	37,530	—	37,530
BALANCES AT MARCH 31, 2007	6,430,437	$19,202,785	$(16,279,288)	$2,923,497

The accompanying notes to financial statements are an integral part of these statements.

Encision Inc.

Statements of Cash Flows

Years Ended	March 31, 2007	March 31, 2006
Cash flows from operating activities:
Net loss	$(90,077)	$(337,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	209,653	216,838
Stock-based compensation expense related to stock options	182,423	—
Stock-based interest expense related to warrants	4,833	—
Provision for doubtful accounts, net	(14,500)	19,000
Provision for inventory obsolescence	10,000	5,000
Change in operating assets and liabilities:
Accounts receivable	(237,379)	(94,784)
Inventories	(375,379)	(199,106)
Prepaid expenses and other assets	(185,058)	18,049
Accounts payable	321,048	(232,891)
Accrued compensation and other accrued liabilities	57,477	185,331
Net cash used in operating activities	(116,959)	(420,366)
Cash flows from investing activities:
Acquisition of property and equipment	(397,832)	(199,106)
Patent costs	(12,294)	(47,322)
Net cash used in investing activities	(410,126)	(246,428)
Cash flows from financing activities:
Proceeds from the exercise of stock options	61,947	95,950
Net cash provided by financing activities	61,947	95,950
Net decrease in cash and cash equivalents	(465,138)	(570,844)
Cash and cash equivalents, beginning of fiscal year	901,541	1,472,385
Cash and cash equivalents, end of fiscal year	$436,403	$901,541

Supplemental cash flow information:
Noncash cost related to warrants	$32,697	$—

The accompanying notes to financial statements are an integral part of these statements.

ENCISION INC.

NOTES TO FINANCIAL STATEMENTS

1. Description of Business

Encision Inc. is a medical device company that designs, develops, manufactures and markets patented surgical instruments that provide greater safety to patients undergoing minimally-invasive surgery. We believe that our patented AEM® surgical instrument technology is changing the marketplace for electrosurgical devices and instruments by providing a solution to a well-documented risk in laparoscopic surgery. Our sales to date have been made principally in the United States.

We have, except for fiscal years 2004 and 2003 when we achieved profitable operations, incurred losses since our inception and have an accumulated deficit of $16,279,288 at March 31, 2007. Operations have been financed primarily through issuance of common stock. Our liquidity has substantially diminished because of such continuing operating losses, and we may be required to seek additional capital in the future.

Our strategic marketing and sales plan is designed to expand the use of our products in surgically active hospitals in the United States.

2. Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expense during the reporting period. Actual results could differ from those estimates.

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

Concentration of Credit Risk  Statement of Financial Accounting Standards (“SFAS”) 105, “Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk”, requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash. The amount on deposit with financial institutions does exceed the $100,000 federally insured limit at March 31, 2007. However, we believe that the financial institutions are financially sound and the risk of loss is minimal.

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

A summary of the activity in our allowance for doubtful accounts is as follows:

	2007	2006

Balance, beginning of year	$38,000	$19,000
Provision for estimated losses	(4,791)	58,583
Write-off of uncollectible accounts	(9,709)	(39,583)
Balance, end of year	$23,500	$38,000

The net accounts receivable balance at March 31, 2007 of $1,194,373 included no more than 3% from any one customer. The net accounts receivable balance at March 31, 2006 of $942,494 included no more than 4% from any one customer

Warranty Accrual  We provide for the estimated cost of product warranties at the time sales are recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is based upon historical experience and is also affected by product failure rates and material usage incurred in correcting a product failure. Should actual product failure rates or material usage costs differ from our estimates, revisions to the estimated warranty liability would be required. A summary of our warranty claims activity, included in other accrued liabilities, is as follows:

	2007	2006

Balance, beginning of year	$135,000	$152,000
Provision for estimated warranty claims	(25,378)	2,031
Claims made	(9,622)	(19,031)
Balance, end of year	$100,000	$135,000

Inventories  Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At March 31, 2007 and 2006, inventory consisted of the following:

	2007	2006

Raw materials	$1,166,607	$869,571
Finished goods	677,620	599,277
	1,844,227	1,468,848
Less - Reserve for obsolescence	(80,000)	(70,000)
	$1,764,227	$1,398,848

A summary of the activity in our inventory reserve for obsolescence is as follows:

	2007	2006

Balance, beginning of year	$70,000	$65,000
Provision for estimated obsolescence	36,199	44,130
Write-off of obsolete inventory	(26,199)	(39,130)
Balance, end of year	$80,000	$70,000

Property and Equipment  Property and equipment are stated at cost, with depreciation computed primarily on a double-declining basis over the estimated useful life of the asset, generally three to five years. Our owned AEM Monitors at customer sites are depreciated on a double-declining basis for a period of 5 years. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized. Depreciation expense for the years ended March 31, 2007 and 2006 was $209,653 and $216,838, respectively.

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

Patents  The costs of applying for patents are capitalized and amortized on a straight-line basis over the lesser of the patent’s legal (17 years in the United States) or estimated economic life. Capitalized costs are expensed if patents are not granted. We review the carrying value of our patents periodically to determine whether the patents have continuing value and such reviews could result in the conclusion that the recorded amounts have been impaired.

Accrued Liabilities  We have accrued $100,000 related to warranty claims, $136,128 related to sales commissions and $96,822 related to rent normalization and have included these amounts in accrued liabilities in the accompanying balance sheet as of March 31, 2007. At March 31, 2006, we had accrued $135,000 related to warranty claims, $130,661 related to sales commissions and $122,781 related to rent normalization and included these amounts in accrued liabilities in the accompanying balance sheet as of March 31, 2006.

Income Taxes  We account for income taxes under the provisions of Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. SFAS 109 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized. During fiscal years 2007 and 2006, no tax benefit was obtained from our loss. As a result, no tax benefit is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed (Note 5).

Sales Recognition  Sales from product sales is recorded when we ship the product and title has passed to the customer, provided that we have evidence of a customer arrangement and can conclude that collection is probable. Our shipping policy is FOB Shipping Point. We recognize revenue from sales to stocking distributors when there is no right of return, other than for normal warranty claims. We have no ongoing obligations related to product sales, except for normal warranty.

Research and Development Expenses  We expense research and development costs for products and processes as incurred.

Stock-Based Compensation  Beginning in fiscal year 2007, we adopted Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion  25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal year 2007. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We have adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of fiscal year 2007. Our financial statements as of and for fiscal year 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for fiscal year 2007 was $182,423, which consisted of stock-based compensation expense related to employee stock options. There was no stock-based compensation expense related to employee stock options during fiscal year 2006.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our accompanying Statement of Operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards  123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in our Statement of Operations because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our Statement of Operations for fiscal year 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of March 31, 2007 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to July 30, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all share-based payment is recognized using the straight-line single-option method. As stock-based compensation expense recognized in the accompanying Statement of Operations for fiscal year 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to fiscal year 2007, we accounted for forfeitures as they occurred.

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

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

Stock-based compensation expense related to employee stock options under SFAS 123(R) for fiscal year 2007 was allocated as follows:

2007
Sales and marketing	$42,358
General and administrative	112,957
Research and development	27,108
Stock-based compensation expense included in operating expenses	$182,423

There was no stock-based compensation expense recognized for fiscal year 2006.

Comprehensive Income (Loss)  We have adopted the provisions of SFAS 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 establishes standards for reporting and display of comprehensive income or loss and its components in a full set of general-purpose financial statements. For fiscal years ended March 31, 2007 and 2006, we had no comprehensive income items.

Segment Reporting  We have concluded that we have one operating segment.

Basic and Diluted Income and Loss per Common Share  Net income or loss per share is calculated in accordance with SFAS 128, “Earnings Per Share” (“SFAS 128”). Under the provisions of SFAS 128, basic net income or loss per common share is computed by dividing net income or loss for the period by the weighted average number of common shares outstanding for the period. Diluted net income or loss per common share is computed by dividing the net income or loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. As a result of our net loss in fiscal year 2007, all potentially dilutive securities in the loss year would be anti-dilutive and were excluded from the computation of diluted loss per share, and there are no differences between basic and diluted per share amounts for the loss year presented. Potential stock issuance excluded from earnings per share because their effect was anti-dilutive are 415,000 for fiscal year 2007 and 448,017 for fiscal year 2006.

The following is a table that reconciles the numerators and denominators of the basic and diluted earnings per share:

	For the Fiscal Years Ended:
	March 31, 2007			March 31, 2006
	Income	Shares	Per-Share Amount	Income	Shares	Per-Share Amount
	(Numerator)	(Denominator)		(Numerator)	(Denominator)
Basic EPS Loss available to common stockholders	$(90,077)	6,422,785	$(0.01)	$(337,803)	6,369,253	$(0.05)
Effect of Dilutive Securities Stock Options	—	—		—	—
Diluted EPS Loss available to common stockholders + dilutive securities	$(90,077)	6,422,785	$(0.01)	$(337,803)	6,369,253	$(0.05)

Recently Issued Accounting Standards  In June 2006, the Financial Accounting Standards Board issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes recognition and measurement threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effects that FIN 48 will have on its accounting for income tax practices.

In February 2007, the FASB issued Statement of Financial Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007. We do not believe that the adoption of SFAS 159 will have a material impact on our results of operations or financial condition.

3. Shareholders’ Equity

Stock Option Plan  We adopted our 1997 Stock Option Plan (the “Plan,” as summarized below) to promote the interests of us and our shareholders by helping us to attract, retain and motivate key employees and associates of us. Under the terms of the Plan, the Board of Directors may grant either “nonqualified” or “incentive” stock options, as defined by the Internal Sales Code and related regulations. The purchase price of a nonqualified option may be less than the then fair market value of the stock. The purchase price of the shares subject to an incentive stock option will be the fair market value of our common stock on the date the option is granted. Generally, vesting of stock options occurs such that 20% becomes exercisable one year after the date of grant and 20% becomes exercisable each year thereafter. However, certain options vest after a specified period of time, and may be accelerated based on achieving specified events. Generally, all stock options must be exercised within five years from the date granted.

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

On August 16, 2004, our shareholders approved an amendment to the Plan by our Board of Directors to increase the number of common shares reserved for issuance under the Plan by 300,000 shares, to a total of 1,200,000 shares of common stock subject to adjustment for dividend, stock split or other relevant changes in our capitalization. As of March 31, 2007, options to purchase an aggregate of 1,081,121 shares of common stock (net of options canceled) had been granted pursuant to the Plan and 666,121 options had been exercised, leaving 415,000 options still subject to exercise.

Statement of Financial Accounting Standards 123(R)  Beginning in fiscal 2007, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options based on estimated fair values. Stock-based compensation expense related to employee stock options under SFAS 123(R) for fiscal 2007 was allocated as follows:

2007
Sales and marketing	$42,358
General and administrative	112,957
Research and development	27,108
Stock-based compensation expense included in operating expenses	$182,423

There was no stock-based compensation expense recognized for fiscal 2006.

Beginning in fiscal year 2007, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options based on estimated fair values. The following table provides a comparison of net income, if the effect of pro forma stock-based compensation were included for fiscal 2006.

	2007	2006

Net loss—as reported for fiscal year 2006 (1)	N/A	$(337,803)
Stock-based compensation expense related to employee stock options (2)	$(182,423)	$(201,942)
Net loss, including the effect of stock-based compensation expense (3)	$(90,077)	$(539,745)
Diluted net loss per share—as reported for fiscal year 2006 (1)	N/A	$(0.05)
Diluted net loss per share, including the effect of stock-based compensation expense (3)	$(0.01)	$(0.08)

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

The use of a Black-Scholes model requires the use of actual employee exercise behavior data and the use of a number of assumptions including expected volatility, risk-free interest rate and expected dividends. Employee stock options for 40,000 shares of stock were granted during fiscal 2007.

As of March 31, 2007, $475,000 of total unrecognized compensation costs related to nonvested stock is expected to be recognized over a weighted-average period of three years.

	2007	2006
Risk-free interest rate	4.97%	3.96%
Expected lives	5.0 years	5.0 years
Expected volatility	63%	104%
Expected dividend yield	0%	0%

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

The total fair value of options granted was computed to be approximately $884,144 and $806,062, for the fiscal years ended March 31, 2007 and 2006, respectively. For disclosure purposes, these amounts are amortized ratably over the vesting periods of the options. Effects of stock-based compensation (2006 pro-forma basis), net of the effect of forfeitures, totaled $182,422 and $201,942 for fiscal years 2007 and 2006, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the use of assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options. A summary of our stock option activity and related information for each of the fiscal years ended March 31, 2007 and 2006 is as follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value

BALANCE, as of March 31, 2005	591,902	$2.71
EXERCISABLE, as of March 31, 2005	219,183	$2.56
Granted	45,000	$2.57	$1.80
Exercised	(85,000)	$1.13
Forfeited	(103,885)	$3.84
BALANCE, as of March 31, 2006	448,017	$2.73
EXERCISABLE, as of March 31, 2006	215,339	$2.63
Granted	40,000	$3.38	$2.13
Exercised	(32,291)	$1.92
Forfeited	(40,726)	$2.63
BALANCE, as of March 31, 2007	415,000	$2.86
EXERCISABLE, as of March 31, 2007	259,625	$2.82

The following table summarizes information about employee stock options outstanding and exercisable at March 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding At March 31, 2007	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable At March 31, 2007	Weighted Average Exercise Price
$1.44 - $2.40	20,000	1.6	$1.92	17,998	$1.87
$2.53 - $2.89	320,000	1.6	$2.80	204,909	$2.80
$3.00 - $3.75	75,000	2.6	$3.36	36,718	$3.36
	415,000	1.8	$2.86	259,625	$2.82

Of the 415,000 options exercisable into our common stock as of March 31, 2007, 40,000 represent nonqualified stock options and 375,000 represent incentive stock options. The exercise price of all options granted through March 31, 2007, has been equal to or greater than the fair market value, as determined by our Board of Directors or based upon publicly quoted market values of our common stock on the date of the grant. As of March 31, 2007, options for 118,879 shares of our common stock are available for grant under the plan.

4. Commitments and Contingencies

We currently lease our facilities under noncancelable lease agreements through August 14, 2009 at 6797 Winchester Circle, Boulder, Colorado. The minimum future lease payment by fiscal year as of March 31, 2007 are as follows:

Year ended March 31,
2008	$241,369
2009	249,691
2010	94,804
$585,864

Rent expense for the fiscal years ended March 31, 2007 and 2006 was $129,237 and $129,237, respectively.

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine their compliance with these regulations. As of March 31, 2007 we believe we were in substantial compliance with all known regulations. FDA inspections are conducted periodically at the discretion of the FDA. We were last inspected in May 2004 and were notified of six potential deficiencies from that inspection, none of which we believe to be material.

We were granted a Certificate to Foreign Government in October 11, 2000 that states in part that, based on the last periodic inspection, we were in substantial compliance with current good manufacturing processes, thereby allowing us to ship products to foreign countries.

Our obligation with respect to employee severance benefits is minimized by the “at will” nature of the employee relationships. Our total obligation as of March 31, 2007 with respect to contingent severance benefit obligations is less than $130,000.

5. Line of Credit

On November 10, 2006, we entered into a credit facility agreement with Silicon Valley Bank. The terms of the credit facility include a line of credit for $2,000,000 for three years at an interest rate calculated at prime rate plus 1.25%. In connection with the credit facility, we issued warrants to Silicon Valley Bank to purchase 28,000 shares of our common stock at a per share price of $2.75. Our borrowing under the credit facility is limited to and secured by our eligible receivables and inventory at the time of borrowing. The line of credit was not drawn upon as of March 31, 2007.

6. Income Taxes

The provision for income taxes consists of the following:

	Year Ended March 31,
	2007	2006
Current:
Federal	$—	$—
State	—	—
Total current	—	—

Deferred:
Federal	(22,000)	(22,000)
State	(2,000)	(2,000)
Total deferred	(24,000)	(24,000)
Increase (decrease) in valuation allowance	24,000	24,000
Total	$—	$—

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

	Year Ended March 31,
	2007	2006
Federal statutory rate	$(30,626)	$(114,853)
Effect of:
State taxes, net of federal benefit	(3,153)	(11,823)
Other	80,432	9,969
Valuation allowance	(46,653)	116,707
Total	$—	$—

The components of the net deferred income tax asset were as follows:

	March 31,
	2007	2006
Deferred tax assets:
Net operating loss and credit carryovers	$6,277,000	$6,231,000
Other	157,000	179,000
Total deferred	6,434,000	6,410,000
Valuation allowance	(6,434,000)	(6,410,000)
Net tax provision (benefit)	$—	$—

We believe that based on all available evidence, it is more likely than not that the deferred tax assets will not be fully realized. Accordingly, a valuation allowance has been recorded against the deferred tax asset.

As of March 31, 2007, we had approximately $16.4 million of net operating loss carryovers for tax purposes. Additionally, we have certain research and development tax credits available to offset future federal and state income taxes. The net operating loss and credit carryovers begin to expire in the fiscal year ended March 31, 2008. In the fiscal years ended March 31, 2008, 2009 and 2010, net operating losses of approximately $100,000, $900,000, and $1,000,000, respectively, will begin to expire if sufficient taxable income is not available to use them. Our net operating loss carryovers at March 31, 2007 include $582,000 in income tax deductions related to stock options which will be tax effected and the benefit will be reflected as a credit to additional paid-in capital when realized. The Internal Revenue Code contains provisions, which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests.

7. Legal Proceedings

We are not involved in any legal proceeding. We may become involved in litigation in the future in the normal course of business.

8. Major Customers

We depend on sales that are generated from the hospitals’ ongoing usage of the AEM surgical instruments. In fiscal year 2007, we generated sales from over 350 hospitals that have changed to AEM products; but, no hospital customer contributed more than 3% to the total sales. Approximately 50% of the new hospital accounts in fiscal years 2007 and 2006 were from hospitals affiliated with group purchasing organizations, Novation and Premier, with whom we signed supplier agreements in 2002 with an extension with Novation through January 31, 2008 and Premier through June 30, 2008.

9. Related Party Transactions

We sell product to an independent representative, and a former stocking distributor, that is principally owned by an individual who was also a shareholder of us. We generated sales of $165,772 (2%) in fiscal year 2007 and $165,772 (2%) in fiscal year 2006 from this distributor who sold AEM products to multiple hospital customers in its authorized region.

10. Defined Contribution Employee Benefit Plan

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

11. Quarterly Results (Unaudited)

(In thousands, except per share amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
FISCAL YEAR 2007
Net sales	$2,754	$2,652	$2,787	$2,817
Operating income (loss)	97	12	(61)	(179)
Net income (loss)	104	32	(49)	(177)
Income (loss) per common share (Basic and diluted)	$0.02	$0.01	$(0.01)	$(0.03)
FISCAL YEAR 2006
Net sales	$2,289	$2,302	$2,117	$2,419
Operating income (loss)	14	(161)	(159)	(48)
Net income (loss)	19	(162)	(154)	(41)
Income (loss) per common share (Basic and diluted)	$0.00	$(0.03)	$(0.02)	$(0.00)

12. Subsequent Events

In May 2007, we entered into an equipment lease with General Electric Capital Corporation. The minimum future lease payments by fiscal year are as follows:

Year ended March 31,
2008	$93,777
2009	101,873
2010	101,873
2011	101,873
2012	101,873
2013	101,873
2014	8,488
$611,630

Beginning in fiscal year 2008, we changed our depreciation computed primarily on a double-declining basis to a straight-line basis. Fixed assets that were depreciated on a double-declining basis prior to fiscal year 2008 will continue to be depreciated on a double-declining basis.

Item 8 A.  Controls and Procedures

(a) We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms.

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

Item 8 B.  Other Transactions

None

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

Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information in response to this item is incorporated by reference from the registrant’s Definitive Proxy Statement to be filed within 120 days after the close of the registrant’s fiscal year.

Item 12.   Certain Relationships and Related Transactions, and Director Independence.

Information in response to this item is incorporated by reference from the registrant’s Definitive Proxy Statement to be filed within 120 days after the close of the registrant’s fiscal year.

Item 13.   Exhibits.

(a)  Exhibits - The following exhibits are attached to this report on Form 10-KSB or are incorporated herein by reference:

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

Item 14.   Principal Accountant Fees and Services

Information in response to this item is incorporated by reference from the registrant’s Definitive Proxy Statement to be filed within 120 days after the close of the registrant’s fiscal year.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 28, 2007.	ENCISION INC.

	By:	/s/ Marcia K. McHaffie

Marcia K. McHaffie
Controller
Principal Accounting Officer & Principal Financial Officer

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Bruce L. Arfmann	June 28, 2007
Bruce L. Arfmann
Director

/s/ Robert H. Fries	June 28, 2007
Robert H. Fries
Director

/s/ Vern D. Kornelsen	June 28, 2007
Vern D. Kornelsen
Director

/s/ George A. Stewart	June 28, 2007
George A. Stewart
Director

/s/ John R. Serino	June 28, 2007
John R. Serino
President and CEO
Principal Executive Officer
Director

/s/ David W. Newton	June 28, 2007
David W. Newton
Vice President - Technology
Director

/s/ Roger C. Odell	June 28, 2007
Roger C. Odell
Chairman of the Board and Vice-President – Business Development
Director