Form 10QSB
period 2007-06-30
ENCISION INC
filed 2007-08-14
CIK 930775

U. S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     ☒     No     ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☐     No     ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	6,435,437 Shares
Class	(outstanding at July 31, 2007)

Transitional Small Business Disclosure Format

Yes     ☐     No     ☒

ENCISION INC.

FORM 10-QSB

For the Quarter Ended June 30, 2007

PART I                  FINANCIAL INFORMATION

ITEM 1    –    CONDENSED INTERIM FINANCIAL STATEMENTS

Encision Inc.

Condensed Balance Sheets

	June 30, 2007	March 31, 2007
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$88,444	$436,403
Accounts receivable, net of allowance for doubtful account of $34,000 at June 30, 2007 and $23,500 at March 31, 2007	1,113,324	1,194,373
Inventories, net of reserve for obsolescence of $80,000 at June 30, 2007 and March 31, 2007	1,934,983	1,764,227
Prepaid expenses	149,001	241,872
Total current assets	3,285,752	3,636,875
Equipment, at cost:
Furniture, fixtures and equipment	1,146,814	1,084,260
Customer-site equipment	613,836	612,553
Equipment-in-progress	398,323	233,357
Accumulated depreciation	(1,453,416)	(1,413,656)
Equipment, net	705,557	516,514
Patents, net of accumulated amortization of $107,535 at June 30, 2007 and $104,496 at March 31, 2007	177,024	153,066
Other assets	74,632	81,195
TOTAL ASSETS	$4,242,965	$4,387,650
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$772,210	$620,814
Accrued compensation	191,780	295,994
Other accrued liabilities	597,713	547,345
Total current liabilities	1,561,703	1,464,153
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 6,435,437 and 6,430,437 shares issued and outstanding at June 30, 2007 and March 31, 2007, respectively	19,255,909	19,202,785
Accumulated (deficit)	(16,574,647)	(16,279,288)
Total shareholders’ equity	2,681,262	2,923,497
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,242,965	$4,387,650

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Operations
Unaudited

Three Months Ended	June 30, 2007	June 30, 2006
NET SALES	$2,659,271	$2,754,187
COST OF SALES	1,030,952	1,048,466
GROSS PROFIT	1,628,319	1,705,721
OPERATING EXPENSES:
Sales and marketing	1,213,857	1,072,154
General and administrative	372,438	311,396
Research and development	330,171	225,109
Total operating expenses	1,916,466	1,608,659
OPERATING INCOME (LOSS)	(288,147)	97,062
Interest income (expense), net	(4,861)	8,410
Other expense, net	(2,351)	(1,883)
Interest and other income (expense), net	(7,212)	6,527
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(295,359)	103,589
Provision for income taxes	—	—
NET INCOME (LOSS)	$(295,359)	$103,589
Net income (loss) per share—basic and diluted	$(0.05)	$0.02
Weighted average shares—basic	6,432,096	6,399,744
Weighted average shares—diluted	6,432,096	6,443,961

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Cash Flows
Unaudited

Three months ended	June 30, 2007	June 30, 2006
Cash flows from operating activities:
Net income (loss)	$(295,359)	$103,589
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	42,799	48,349
Stock-based compensation expense related to stock options	38,874	47,327
Stock-based interest expense related to warrants	3,127	—
Provision for doubtful accounts, net	10,500	(14,500)
Provision for inventory obsolescence	—	5,000
Change in operating assets and liabilities:
Accounts receivable	70,549	(116,558)
Inventories	(170,756)	103,321
Prepaid expenses and other assets	96,306	(132,639)
Accounts payable	151,396	122,155
Accrued compensation and other accrued liabilities	(53,846)	24,382
Net cash provided by (used in) operating activities	(106,410)	190,426
Cash flows from investing activities:
Acquisition of property and equipment	(228,803)	(46,713)
Patent costs	(26,996)	(8,663)
Net cash used in investing activities	(255,799)	(55,376)
Cash flows from financing activities:
Proceeds from the exercise of stock options	14,250	61,948
Net cash provided by financing activities	14,250	61,948
Net increase (decrease) in cash and cash equivalents	(347,959)	196,998
Cash and cash equivalents, beginning of fiscal year	436,403	901,541
Cash and cash equivalents, end of fiscal year	$88,444	$1,098,539

The accompanying notes to financial statements are an integral part of these condensed statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2007

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

We achieved profitable operations in fiscal years 2004 and 2003. However, in each fiscal year prior to 2003 and in fiscal years 2005, 2006 and 2007, we incurred losses and had an accumulated deficit of $16,574,647 at June 30, 2007. Operations have been financed primarily through the issuance of our common stock.

Our strategic marketing and sales plan is designed to expand the use of our products in surgically active hospitals in the United States. We expect these efforts to result in continued sales increases for fiscal year 2008.

(2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed interim financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report to the Securities and Exchange Commission for the fiscal year ended March 31, 2007, filed on Form 10-KSB on June 28, 2007.

The accompanying condensed interim financial statements have been prepared, in all material respects, in conformity with the standards of accounting measurements set forth in Accounting Principles Board Opinion 28 and reflect, in the opinion of management, all adjustments necessary to summarize fairly the financial position and results of operations for such periods in accordance with accounting principles generally accepted in the United States of America.  All adjustments are of a normal recurring nature. The results of operations for the most recent interim period are not necessarily indicative of the results to be expected for the full year.

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

Sales Recognition

Product sales are recorded when we ship the product and title has passed to the customer, provided that we have evidence of a customer arrangement and can conclude that collection is probable. Our shipping policy is FOB Shipping Point. We recognize sales from sales to stocking distributors when there is no right of return, other than for normal warranty claims. We have no ongoing obligations related to product sales, except for normal warranty.

Concentration of Credit Risk

We have no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. We maintain the majority of our cash balances with two financial institutions in the form of demand deposits and money market funds.

Accounts receivable are typically unsecured and are derived from transactions with and from entities in the healthcare industry primarily located in the United States. Accordingly, we may be exposed to credit risk generally associated with the healthcare industry. We maintain allowances for doubtful accounts and for estimated losses resulting from the inability of our customers to make required payments.

The net accounts receivable balance at June 30, 2007 of $1,113,324 included no more than 5% from any one customer. The net accounts receivable balance at March 31, 2007 of $1,194,373 included no more than 3% from any one customer.

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

	June 30, 2007	March 31, 2007

Raw materials	$1,151,285	$1,166,607
Finished goods	863,698	677,620
	2,014,983	1,844,227
Less - Reserve for obsolescence	(80,000)	(80,000)
	$1,934,983	$1,764,227

Accrued Liabilities

We have accrued $100,000 related to warranty claims, $94,968 related to sales commissions and $88,298 related to rent normalization and have included these amounts in accrued liabilities in the accompanying condensed balance sheet as of June 30, 2007. We have accrued $100,000 related to warranty claims, $136,128 related to sales commissions and $96,822 related to rent normalization and have included these amounts in accrued liabilities in the accompanying condensed balance sheet as of March 31, 2007.

Property and Equipment

Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally three to seven years. Prior to fiscal year 2008, we utilized the double-declining method of depreciation for property and equipment due to the expected usage of the property and equipment over time. This method is expected to continue throughout the life of the equipment. Manufacturing and production equipment acquired, but not depreciated, in fiscal year 2007 and manufacturing and production equipment acquired after fiscal 2007 is a different technology and we will utilize the straight-line method of depreciation for this and other property and equipment starting April 1, 2007. This difference in depreciation methods utilized for manufacturing and production equipment is based on the technological differences of the equipment and does not constitute a change in accounting principle.

Income Taxes

The provision for income taxes is based on our estimated annualized effective tax rate for the year. Effective April 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, we had no unrecognized tax benefits. During the first quarter of 2007, we recognized no adjustments for uncertain tax benefits.

Deferred income tax assets are adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. We recognize interest and penalties, if any, related to uncertain tax positions in general and administrative expenses. No interest and penalties related to uncertain tax positions were accrued at June 30, 2007. We expect no material changes to unrecognized tax positions within the next twelve months.

Research and Development Expenses

We expense research and development costs for products and processes as incurred.

Stock-Based Compensation Expense

On April 1, 2006, we adopted Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal year 2007. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We have adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of our fiscal year 2007. Our financial statements as of and for the three months ended June 30, 2007 and 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended June 30, 2007 was $38,874 which consisted of stock-based compensation expense related to employee stock options. Stock-based compensation expense related to employee stock options during the three months ended June 30, 2006 was $47,327.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25, as allowed under Statement of Financial Accounting Standards 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method we did not recognize stock-based compensation expense in our Statement of Operations because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. The stock-based compensation expense recognized in our Statement of Operations for the first quarter of fiscal year 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of June 30, 2007, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and the compensation expense for the share-based payment awards granted subsequent to July 30, 2005, which are also based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all share-based payment is recognized using the straight-line, single-option method. As stock-based compensation expense recognized in the Statement of Operations for the third quarter of fiscal year 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to fiscal year 2007, we accounted for forfeitures as they occurred.

Upon adoption of SFAS 123(R), we continued to use the Black-Scholes option-pricing model (“Black-Scholes model”) which we previously used for our pro forma information required under SFAS 123. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

Segment Reporting

We have concluded that we have one operating segment.

Basic and Diluted Income and Loss per Common Share

Net income or loss per share is calculated in accordance with SFAS 128, “Earnings Per Share” (“SFAS 128”). Under the provisions of SFAS 128, basic net income or loss per common share is computed by dividing net income or loss for the period by the weighted average number of common shares outstanding for the period. Diluted net income or loss per common share is computed by dividing the net income or loss for the period by the weighted average number of common and potential common shares outstanding during the period, if the effect of the potential common shares is dilutive.

For the three month period ended June 30, 2007, we had currently-exercisable stock options outstanding that could create future dilution to our common shareholders and are not currently classified as outstanding common shares. Our common stock number is based on specific conversion or issuance assumptions pursuant to the corresponding terms of each instrument. Potential stock issuance is excluded from earnings per share because its effect is anti-dilutive was 415,000 and 441,509 for the three months ended June 30, 2007 and 2006, respectively.

The following is a table that reconciles the numerators and denominators of the basic and diluted earnings per share:

	For the Three Months Ended:
	June 30, 2007			June 30, 2006
	Income (Loss) (Numerator)	Shares (Denominator)	Per-Share Amount	Income (Loss) (Numerator)	Shares (Denominator)	Per-Share Amount
Net income (loss)
Basic EPS Income (loss) available to common stockholders	$(295,359)	6,432,096	$(0.05)	$103,589	6,399,744	$0.02
Effect of Dilutive Securities Stock Options	—	—		—	44,217
Diluted EPS Income (loss) available to common stockholders + dilutive securities	$(295,359)	6,432,096	$(0.05)	$103,589	6,443,961	$0.02

(3)       COMMITMENTS AND CONTINGENCIES

We currently lease our facilities located at 6797 Winchester Circle, Boulder, Colorado under noncancelable lease agreements through August 14, 2009. The minimum future lease payments as of June 30, 2007 were as follows:

Year ended March 31,
2008	181,027
2009	249,691
2010	94,804
$525,522

In May 2007, we entered into an equipment lease with General Electric Capital Corporation. The minimum future lease payments by fiscal year are as follows:

Year ended March 31,
2008	$76,405
2009	101,873
2010	101,873
2011	101,873
2012	101,873
2013	101,873
2014	8,488
$594,258

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine compliance with these regulations. We believe that we were in substantial compliance with all known regulations as of June 30, 2007. FDA inspections are conducted periodically at the discretion of the FDA.

The results of operations for the quarter ended June 30, 2007 should not be taken as an indication of the results of operations for all or any part of the balance of the year.

(4)       VALUATION AND EXPENSE INFORMATION UNDER SFAS 123(R)

On April 1, 2006, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the three months ended June 30, 2007 which was allocated as follows:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
Sales and marketing	$9,944	$10,588
General and administrative	24,806	28,240
Research and development	4,124	8,499
Stock-based compensation expense included inoperating expenses	$38,874	$47,327

The Black-Scholes model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk-free interest rate and expected dividends. No employee stock options were granted during the three months ended June 30, 2007.

As of June 30, 2007, $361,000 of total unrecognized compensation costs related to nonvested stock is expected to be recognized over a weighted-average period of three years.

ITEM 2        -          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this section on Management’s Discussion and Analysis are not historical facts, including statements about our strategies and expectations about new and existing products, market demand, acceptance of new and existing products, technologies and opportunities, market and industry segment growth, and return on investments in products and markets. These statements are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward looking statements. All forward looking statements in this section on Management’s Discussion and Analysis are based on information available to us on the date of this document, and we assume no obligation to update such forward looking statements. Readers of this Form 10-QSB are strongly encouraged to review the section entitled “Risk Factors” in our Form 10-KSB for the year ended March 31, 2007.

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

We were founded to address market opportunities created by the increase in minimally-invasive surgery (“MIS”) and surgeons’ preference for using electrosurgery devices in these procedures. The product opportunity was created by surgeons’ continued widespread demand for using monopolar electrosurgery instruments, which, when used in laparoscopic surgery, are susceptible to causing inadvertent collateral tissue damage outside the surgeon’s field of view. The risk of unintended electrosurgical burn injury to the patient in laparoscopic surgery has been well documented. This risk poses a threat to patient safety and creates liability exposure for surgeons and hospitals that do not adequately address the issue.

Our patented AEM technology provides surgeons with the desired tissue effects, while preventing stray electrosurgical energy that can cause unintended and unseen tissue injury. AEM Laparoscopic Instruments are equivalent to conventional instruments in functionality, but they incorporate “active electrode monitoring” technology to dynamically and continuously monitor the flow of electrosurgical current, thereby helping to prevent patient injury. With our “shielded and monitored” instruments, surgeons are able to perform electrosurgical procedures more safely and effectively than when using conventional instruments. In addition, our AEM instruments are cost competitive with conventional “non-shielded, non-monitored” instruments. The result is advanced patient safety at comparable cost and with no change in surgeon technique.

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

Adding further credibility to the benefits of our AEM technology are our supplier agreements with Novation and Premier, two of the largest Group Purchasing Organizations (GPOs) in the United States. Together, Novation and Premier represent over 3,000 hospitals which perform over 50% of all surgery in the U.S. We believe that these GPO supplier agreements give further indication that AEM technology is gaining broader acceptance in the market. We believe that having the nation’s leading medical purchasing groups recognize the value of our technology reflects the potential impact that AEM products can have in the market and in advancing patient safety in surgery nationwide. These agreements do not involve purchase commitments, but we expect these relationships to expand the market visibility of AEM technology and to ease the procurement process for new hospital customers.

We have focused our marketing strategies to date on expanding the market awareness of the AEM technology and our broad independent endorsements and have continued efforts to improve and expand the AEM product line. Accordingly, we are currently focusing on modernizing our accepted AEM instruments to include ergonomics and user functionalities for which surgeons have been expressing a preference. During fiscal year 2006, we announced enTouch™, an ergonomically-designed handle for our articulating instruments, and we plan to introduce new additions to the AEM product line in fiscal year 2008.

When a hospital changes to AEM technology, we receive recurring sales from sales of replacement instruments. We believe that there is no directly competing technology to supplant AEM products once a hospital switches to our products. The replacement market of reusable and disposable AEM products in hospitals that use our AEM technology represents over 90% of Encision’s sales over the past three months. This sales stream is expected to grow as the base of hospitals that switch to AEM technology continues to grow. In addition, we intend to develop disposable versions of more of our AEM products in order to meet market demands and expand our sales opportunities.

We achieved profitable operations in fiscal years 2004 and 2003. However, in each fiscal year prior to 2003 and in fiscal years 2005, 2006 and 2007, we incurred losses and had an accumulated deficit of $16,574,647 at June 30, 2007. Operations have been financed primarily through the issuance of our common stock.

During the three months ended June 30, 2007, we used $106,410 of cash in our operations and used $228,803 for investments in equipment. As of June 30, 2007, we had $88,444 in cash and cash equivalents available to fund future operations, a decrease of $347,959 from March 31, 2007. Our working capital was $1,724,049 at June 30, 2007.

Historical Perspective

We were organized in 1991 and spent several years developing the AEM monitoring system and protective sheaths to adapt to conventional electrosurgical instruments. During this period, we conducted product trials and applied for patents with the United States Patent Office and international patent agencies. Patents were issued to us in 1994, 1996, 1997, 1998 and 2002.

As we evolved, it became clear to us that our AEM technology needed to be integrated into the standard laparoscopic instrument design. As the development program proceeded, it also became apparent that the merging of electrical and mechanical engineering skills in the instrument development process for our patented, integrated electrosurgical instruments was a complex and difficult task. As a result, instruments with integrated AEM technology were not completed for several years. Prior to offering a full range of laparoscopic electrosurgical instrumentation, it was difficult for hospitals to commit to the AEM solution, as we did not have adequate comparable surgical instrument options to match what surgeons demanded. As of fiscal year 2001, a sufficiently broad product line was available to provide hospital operating rooms with AEM instruments in most of the designs common for laparoscopic surgery.

The launch of an expanded line of AEM instruments was accomplished over the past two years. We are now turning our focus to developing next generation versions of our AEM instruments to better meet market demands, particularly the demand for improved ergonomics and simplified user functionalities. This strategy coincides with the independent endorsements of our AEM technology. Recommendations from the malpractice insurance and medicolegal communities complement the broad clinical endorsements that AEM technology has garnered over the past few years.

Outlook

Installed Base of AEM Monitoring Equipment:  We believe that the installed base of AEM monitors has the potential for increasing sales as the inherent risks associated with monopolar laparoscopic electrosurgery become more widely acknowledged and as we focus on increasing our sales efficiency. We expect that the replacement sales of electrosurgical instruments and accessories will increase as additional hospitals adopt AEM technology. We anticipate that the efforts to improve the quality of sales representatives carrying the AEM product line, along with increased marketing efforts and the introduction of next generation products, may provide the basis for increased sales and maintaining profitable operations. However, these measures, or any others that we may adopt, may not result in either increased sales or maintaining profitable operations. Furthermore, most of our next generation products are in the early stages of development. Further additions to the AEM product line are planned for introduction in fiscal year 2008.

We believe that the unique performance of the AEM technology and our breadth of independent endorsements provides an opportunity for continued market share growth. In our view, market awareness and awareness to the clinical credibility of the AEM technology, as well as awareness of our endorsements, are continually improving, and we expect this awareness to benefit our sales efforts for the remainder of fiscal year 2008. Our objective in the remainder of fiscal year 2008 is to maintain expense controls while optimizing sales execution in the field, to expand market awareness of the AEM technology and to maximize the number of additional hospital accounts switching to AEM instruments while retaining existing hospital customers. In addition, acceptance of AEM products depends on surgeons’ preference for our instruments, which depends on factors such as ergonomics and ease of use in addition to the technological advantage of AEM products. If surgeons prefer other instruments to our instruments, our business results will suffer.

Possibility of Operating Losses:  We achieved profitable operations in fiscal years 2004 and 2003. However, in each fiscal year prior to 2003 and in fiscal years 2005, 2006 and 2007, we incurred losses and had an accumulated deficit of $16,574,647 at June 30, 2007. We have made strides toward improving our operating results. Due to the ongoing need to develop, optimize and train the direct sales managers and the independent sales representative network, the need to support the development of refinements to our product line, and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss from time to time. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to raise additional capital.

Sales Growth:  We expect to generate increased sales in the U.S. from sales to new hospital customers and from expanded sales in existing hospitals as our network of direct and independent sales representatives becomes more efficient. We believe that the visibility and credibility of the independent clinical endorsements for AEM technology will contribute to new hospital accounts and increase sales in fiscal year 2008. We also expect that supplier agreements with Novation and Premier, which together represent over 3,000 U.S. hospitals, will expose more hospitals to the benefits of AEM technology and may stimulate new hospital accounts. We also expect to increase market share through promotional programs of placing our AEM monitors at no charge into hospitals that commit to standardize AEM instruments. However, all of these efforts to increase market share and grow sales will depend in part on our ability to expand the efficiency and effective coverage range of our direct and independent sales representatives.

We also have longer term initiatives in place to improve our prospects.  We expect that development of next generation versions of our AEM products will better position our products in the marketplace and improve our retention rate at hospitals that have changed to AEM technology, enabling us to grow our sales. We may also explore overseas markets to assess opportunities for sales growth internationally. Finally, we intend to explore opportunities to capitalize on our proven AEM technology via licensing arrangements and strategic alliances. These efforts to generate additional sales and further the market penetration of our products are longer term in nature and may not materialize. Even if we are able to successfully develop next generation products or identify potential international markets or strategic partners, we may not be able to capitalize on these opportunities.

Gross Profit and Gross Margins:  Gross profit and gross margins can be expected to fluctuate from quarter to quarter, as a result of product sales mix and sales volume. Gross margins on products manufactured or assembled by us are expected to improve at higher levels of production and sales.

Sales and Marketing Expenses: We continue our efforts to expand domestic and international distribution capability, and we believe that sales and marketing expenses will decrease as a percentage of net sales with increasing sales volume.

Research and Development Expenses: Research and development expenses are expected to increase modestly to support development of refinements to our AEM product line, which will further expand the instrument options for surgeons.

Results of Operations

For the three months ended June 30, 2007 compared to the three months ended June 30, 2006.

Net sales.  Net sales for the quarter ended June 30, 2007, was $2,659,271 compared to $2,754,187 for the quarter ended June 30, 2006, a decrease of 3%. The decrease is attributable to the decrease in hospitals orders for reusable instruments compared to orders placed one year ago and the addition of new hospital accounts, partially offset by business lost from hospitals that previously changed to AEM technology. We opened twelve new hospital accounts for AEM technology in the three months ended June 30, 2007 versus thirteen new hospital accounts for AEM technology in the three months ended June 30, 2006. We have changed and added new sales managers and independent sales representatives in an effort to capitalize on identified market opportunities. It will take a number of months before new sales managers and new independent sales representatives generate new hospital accounts, but we expect that the combination of these new additions will provide the focus that is needed to achieve market gains.

Gross profit.  Gross profit for the quarter ended June 30, 2007 of $1,628,319 represented a decrease of 5% from gross profit of $1,705,721 for the quarter ended June 30, 2006. Gross profit as a percentage of sales (gross margins) decreased from 62% for the quarter ended June 30, 2006 to 61% for the quarter ended June 30, 2007. The decrease in gross margins was primarily the result of higher overhead costs.

Sales and marketing expenses.  Sales and marketing expenses of $1,213,857 for the quarter ended June 30, 2007 represented an increase of 13% from sales and marketing expenses of $1,072,154 for the quarter ended June 30, 2006. The increase was a result of increased compensation for additional sales employees and increases in training and travel expenses. The increase in such cost was partially offset by decreased commissions for independent sales representatives.

General and administrative expenses.  General and administrative expenses of $372,438 for the quarter ended June 30, 2007 represented an increase of 20% from general and administrative expenses of $311,396 for the quarter ended June 30, 2006. The increase was primarily the result of an increase in the allowance for doubtful accounts and legal fees.

Research and development expenses.  Research and development expenses of $330,171 for the quarter ended June 30, 2007 represented an increase of 47% compared to $225,109 for the quarter ended June 30, 2006. The increase was a result of employing additional engineers and outside services.

Net income (loss).   Net loss was $295,359 for the quarter ended June 30, 2007 compared to net income of $103,589 for the quarter ended June 30, 2006. The loss was a result of a slight decrease in sales and increased operating expenses.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by sales of our common stock and of warrants to purchase our common stock, which together totaled $19,255,909 through June 30, 2007, and, to a lesser degree, by funds provided by sales of our products.

On November 10, 2006, we entered into a credit facility agreement with Silicon Valley Bank. The terms of the credit facility include a line of credit for $2,000,000 for three years at an interest rate calculated at prime rate plus 1.25%. In connection with the credit facility, we issued warrants to Silicon Valley Bank to purchase 28,000 shares of our common stock at a per share price of $2.75. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. As of June 30, 2007, no funds have been borrowed from this facility.

Our operations used $106,410 of cash in the three months ended June 30, 2007 on net sales of $2,659,271. Prior to fiscal year 2003 and in fiscal years 2005, 2006 and 2007, the use of cash in our operations resulted primarily from the funding of annual net losses. These amounts of cash generated from and used in operations are not indicative of the expected cash to be generated from or used in operations in fiscal year 2008. For the three months ended June 30, 2007, we invested $228,803 in the acquisition of property and equipment, of which $164,966 was for manufacturing equipment and associated costs (equipment-in-progress). As of June 30, 2007, we had $88,444 in cash and cash equivalents available to fund future operations. Working capital was $1,724,049 at June 30, 2007 compared to $2,172,722 at March 31, 2007. Current liabilities were $1,561,703 at June 30, 2007, compared to $1,464,153 at March 31, 2007.

If we are not successful in obtaining profitability and positive cash flow, additional capital may be required to maintain ongoing operations. We have explored and are continuing to explore options to provide additional financing to fund future operations as well as other possible courses of action. Such actions include, but are not limited to, securing further lines of credit, sales of debt or equity securities (which may result in dilution to existing shareholders), licensing of technology, strategic alliances and other similar actions. There can be no assurance that we will be able to obtain additional funding (if needed) through a sale of our common stock, loans from financial institutions or other third parties, or any of the actions discussed above. If we cannot sustain profitable operations, and additional capital is unavailable, lack of liquidity could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

We lease our facilities under a noncancelable lease agreement with minimum future lease payments as of June 30, 2007 as follows:

Year ended March 31,
2007	38,545
2008	166,930
2009	172,685
2010	65,566
$ 443,726

In May 2007, we entered into an equipment lease with General Electric Capital Corporation. The minimum future lease payments by fiscal year are as follows:

Year ended March 31,
2008	$76,405
2009	101,873
2010	101,873
2011	101,873
2012	101,873
2013	101,873
2014	8,488
$594,258

Our fiscal year 2008 operating plan is focused on increasing new hospital accounts, retaining existing hospital customers, growing sales, increasing gross profits and conserving cash. We are investing in research and development efforts to develop next generation versions of the AEM product line. We are also investing in manufacturing property and equipment to manufacture disposable scissors inserts internally and reduce our cost of sales. We cannot predict with certainty the expected sales, gross profit, net income or loss and usage of cash and cash equivalents for fiscal year 2008. However, we believe that our cash resources and credit facility will be sufficient to fund our operations for at least the next twelve months. If we are unable to manage our business operations in line with budget expectations, it could have a material adverse effect on our business viability, financial position, results of operations and cash flows. If we are not successful in achieving profitability and positive cash flow, additional capital may be required to maintain ongoing operations.

Income Taxes

As of March 31, 2007, net operating loss carryforwards totaling approximately $16,400,000 are available to reduce taxable income in the future. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the fiscal year ended March 31, 2008. We have not paid income taxes since our inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including changes in ownership interests. We have established a valuation allowance for the entire amount of our deferred tax asset since inception due to our history of losses. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. If some or all of the valuation allowance were reversed, then, to the extent of the reversal, a tax benefit would be recognized which would result in an increase to income.

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

Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally three to seven years. Prior to fiscal year 2008, we utilized the double-declining method of depreciation for property and equipment due to the expected usage of the property and equipment over time. This method is expected to continue throughout the life of the equipment. Manufacturing and production equipment acquired, but not depreciated, in fiscal year 2007 and manufacturing and production equipment acquired after fiscal 2007 is a different technology and we will utilize the straight-line method of depreciation for this and other property and equipment starting April 1, 2007. This difference in depreciation methods utilized for manufacturing and production equipment is based on the technological differences of the equipment and does not constitute a change in accounting principle. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized.

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

Recent Developments

On July 16, 2007, we received a notice letter from the American Stock Exchange (the “Amex”) that we did not satisfy a rule for continued listing on the Amex. The notice letter asserts that we must submit a plan to the Amex by August 15, 2007 advising the Amex of the action that we have taken, or that we will take, to bring us into compliance with all of the continued listing standards of the Amex by January 9, 2009. The notice letter serves as a warning letter and asserts that we failed to comply with the requirements of Section 1003(a)(ii) of the Amex Company Guide (the “Amex Guide”), which failure could jeopardize our continued listing on the Amex. Section 1003(a)(ii) of the Amex Guide requires, among other things, that an issuer have stockholders’ equity of not less than $4,000,000 if such issuer has sustained losses from continuing operations and/or net losses in three out of its four most recent fiscal years. As of June 30, 2007, our shareholders’ equity was $2,681,262 and we have sustained operating and net losses in our last three fiscal years. We intend to submit such plan to the Amex, by August 15, 2007.

Risk Factors

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications, as well as oral forward looking statements made from time to time by our representatives. These risks and uncertainties include, but are not limited to, those listed in our Annual Report on Form 10-KSB for the year ended March 31, 2007. These risks and uncertainties and additional risks and uncertainties not presently known to us or that we currently deem immaterial may cause our business, financial condition, operating results and cash flows to be materially adversely affected. Except for the historical information contained herein, the matters discussed in this analysis are forward looking statements that involve risks and uncertainties, including but not limited to general business conditions and other factors which are often beyond our control. We do not undertake any obligation to update forward looking statements except as required by law.

ITEM 3        -   CONTROLS AND PROCEDURES

(a) We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15e of the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Principal Accounting and Financial Officer concluded, that as of June 30, 2007, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us under the Exchange Act was recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms.

(b) During the quarter ended June 30, 2007, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures or internal control over financial reporting requiring corrective actions. As a result, no corrective actions were taken.

PART II.                                                OTHER INFORMATION

ITEM 6                                                     EXHIBITS

The following exhibits are attached to this report on Form 10-QSB or are incorporated by reference:

3.1              Articles of Incorporation of the Company, as amended (incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).

3.2              Bylaws of the Company (incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).

4.1              Form of certificate for shares of Common Stock (incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).

10.1        Lease Agreement dated June 3, 2004 between Encision Inc. and DaPuzzo Investment Group, LLC (incorporated by reference from Quarterly Report on Form 10-QSB filed on August 12, 2004).

10.2        Encision Inc. 1991 Stock Option Plan, as amended (incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).

10.3        Encision Inc. 1997 Stock Option Plan (incorporated by reference from Proxy Statement dated July 15, 1997).

10.4        Loan and Security Agreement dated November 10, 2006 between Encision Inc. and Silicon Valley Bank (incorporated by reference from Current Report on Form 8-K dated November 16, 2006).

31.1        Certification of Chief Executive Officer under Rule 13a-14(a).

31.2        Certification of Principal Financial and Accounting Officer under Rule 13a-14(a).

32.1        Certification of Periodic Reports pursuant to Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Title	Date

Encision Inc.

/s/ Marcia McHaffie	Controller	August 13, 2007
Marcia McHaffie	Principal Accounting Officer &
Principal Financial Officer