Form 10QSB
period 2007-09-30
ENCISION INC
filed 2007-11-14
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number     0-28604

ENCISION INC.

(Exact name of small business issuer as specified in its charter)

Colorado		84-1162056
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

6797 Winchester Circle
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

Yes       ☒       No      ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐      No   ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	6,447,100 Shares
(Class)	(outstanding at October 31, 2007)

Transitional Small Business Disclosure Format

Yes    ☐        No    ☒

ENCISION INC.

FORM 10-QSB

For the Quarter Ended September 30, 2007

INDEX

PART I.	UNAUDITED FINANCIAL INFORMATION

	ITEM 1	-	Condensed Interim Financial Statements:
		-	Condensed Balance Sheets as of September 30, 2007 and March 31, 2007
		-	Condensed Statements of Operations for the Three Months Ended September 30, 2007 and 2006
		-	Condensed Statements of Operations for the Six Months Ended September 30, 2007 and 2006
		-	Condensed Statements of Cash Flows for the Six Months Ended September 30, 2007 and 2006
		-	Notes to Condensed Interim Financial Statements

	ITEM 2	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	ITEM 3	-	Controls and Procedures

PART II.	OTHER INFORMATION

	ITEM 6	-	Exhibits

SIGNATURE

PART I                  FINANCIAL INFORMATION

ITEM 1   -   CONDENSED INTERIM FINANCIAL STATEMENTS

Encision Inc.

Condensed Balance Sheets

	September 30, 2007 (unaudited)	March 31, 2007 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$59,419	$436,403
Accounts receivable, net of allowance for doubtful accounts of $19,000 at September 30, 2007 and $23,500 at March 31, 2007	1,289,440	1,194,373
Inventories, net of reserve for obsolescence of $105,000 at September 30, 2007 and $80,000 at March 31, 2007	2,044,652	1,764,227
Prepaid expenses	108,343	241,872
Total current assets	3,501,854	3,636,875
Equipment, at cost:
Furniture, fixtures and equipment	1,159,008	1,084,260
Customer-site equipment	617,362	612,553
Equipment-in-progress	477,927	233,357
Accumulated depreciation	(1,500,927)	(1,413,656)
Equipment, net	753,370	516,514
Patents, net of accumulated amortization of $110,574 at September 30, 2007 and $104,496 at March 31, 2007	180,205	153,066
Other assets	67,471	81,195
TOTAL ASSETS	$4,502,900	$4,387,650
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$613,841	$620,814
Accrued compensation	275,231	295,994
Line of credit	280,000	—
Other accrued liabilities	576,899	547,345
Total current liabilities	1,745,971	1,464,153
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 6,447,100 and 6,430,437 shares issued and outstanding at September 30, 2007 and March 31, 2007, respectively	19,323,739	19,202,785
Accumulated (deficit)	(16,566,810)	(16,279,288)
Total shareholders’ equity	2,756,929	2,923,497
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,502,900	$4,387,650

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

Three Months Ended	September 30, 2007	September 30, 2006
NET SALES	$3,092,390	$2,651,466
COST OF SALES	1,166,453	952,637
GROSS PROFIT	1,925,937	1,698,829
OPERATING EXPENSES:
Sales and marketing	1,236,871	1,070,931
General and administrative	349,806	366,717
Research and development	333,460	249,122
Total operating expenses	1,920,137	1,686,770
OPERATING INCOME	5,800	12,059
Interest income (expense), net	(10,138)	10,912
Other income, net	12,175	9,190
Interest and other income (expense), net	2,037	20,102
INCOME BEFORE PROVISION FOR INCOME TAXES	7,837	32,161
Provision for income taxes	—	—
NET INCOME	$7,837	$32,161
Net income per share—basic	$0.00	$0.01
Net income per share—diluted	$0.00	$0.00
Weighted average shares—basic	6,439,305	6,430,437
Weighted average shares—diluted	6,457,921	6,435,468

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

Six Months Ended	September 30, 2007	September 30, 2006
NET SALES	$5,751,661	$5,405,653
COST OF SALES	2,197,405	2,001,102
GROSS PROFIT	3,554,256	3,404,551
OPERATING EXPENSES:
Sales and marketing	2,450,729	2,143,085
General and administrative	722,244	678,115
Research and development	663,631	474,230
Total operating expenses	3,836,604	3,295,430
OPERATING INCOME (LOSS)	(282,348)	109,121
Interest income (expense), net	(15,000)	19,322
Other income (expense), net	9,826	7,307
Interest and other income (expense), net	(5,174)	26,629
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(287,522)	135,750
Provision for income taxes	—	—
NET INCOME (LOSS)	$(287,522)	$135,750
Net income (loss) per share—basic and diluted	$(0.04)	$0.02
Weighted average shares—basic	6,435,720	6,415,174
Weighted average shares—diluted	6,435,720	6,434,109

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Cash Flows

(Unaudited)

Six months ended	September 30, 2007	September 30, 2006
Cash flows from operating activities:
Net income (loss)	$(287,522)	$135,750
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	93,349	93,330
Stock-based compensation expense related to stock options	75,214	94,654
Stock-based interest expense related to warrants	6,254	—
Provision for doubtful accounts, net	(4,500)	(14,500)
Provision for inventory obsolescence	25,000	2,000
Change in operating assets and liabilities:
Accounts receivable	(90,567)	(130,568)
Inventories	(305,425)	15,920
Prepaid expenses and other assets	140,998	(107,379)
Accounts payable	(6,973)	141,674
Accrued compensation and other accrued liabilities	8,791	45,116
Net cash provided by (used in) operating activities	(345,381)	275,997
Cash flows from investing activities:
Acquisition of property and equipment	(324,127)	(60,612)
Patent costs	(33,216)	(9,213)
Net cash used in investing activities	(357,343)	(69,825)
Cash flows from financing activities:
Borrowings from credit facility	280,000	—
Proceeds from the exercise of stock options	45,740	61,948
Net cash provided by financing activities	325,740	61,948
Net increase (decrease) in cash and cash equivalents	(376,984)	268,120
Cash and cash equivalents, beginning of fiscal year	436,403	901,541
Cash and cash equivalents, end of fiscal year	$59,419	$1,169,661

The accompanying notes to financial statements are an integral part of these condensed statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

We achieved profitable operations in fiscal years 2004 and 2003. However, in each fiscal year prior to 2003 and in fiscal years 2005, 2006 and 2007, we incurred losses and had an accumulated deficit of $16,566,810 at September 30, 2007. Operations have been financed primarily through the issuance of our common stock.

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

The net accounts receivable balance at September 30, 2007 of $1,289,440 included no more than 8% from any one customer. The net accounts receivable balance at March 31, 2007 of $1,194,373 included no more than 3% from any one customer.

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

	September 30, 2007	March 31, 2007
Raw materials	$1,277,970	$1,166,607
Finished goods	871,682	677,620
	2,149,652	1,844,227
Less - Reserve for obsolescence	(105,000)	(80,000)
	$2,044,652	$1,764,227

Accrued Liabilities

We have accrued $100,000 related to warranty claims, $89,679 related to sales commissions and $78,815 related to rent normalization and have included these amounts in accrued liabilities in the accompanying condensed balance sheet as of September 30, 2007. We have accrued $100,000 related to warranty claims, $136,128 related to sales commissions and $96,822 related to rent normalization and have included these amounts in accrued liabilities in the accompanying condensed balance sheet as of March 31, 2007.

            Property and Equipment

Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally three to seven years. Prior to fiscal year 2008, we utilized the double-declining method of depreciation for property and equipment due to the expected usage of the property and equipment over time. We expect to continue using this method throughout the life of such equipment. Manufacturing and production equipment acquired, but not depreciated, in fiscal year 2007 and manufacturing and production equipment acquired after fiscal year 2007 are technologically different, and we will utilize the straight-line method of depreciation for this and other property and equipment starting April 1, 2007. This difference in depreciation methods utilized for manufacturing and production equipment is based on the technological differences of the equipment and does not constitute a change in accounting principles.

            Income Taxes

The provision for income taxes is based on our estimated annualized effective tax rate for the year. Effective April 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, we had no unrecognized tax benefits. During the second quarter of 2007, we recognized no adjustments for uncertain tax benefits.

Deferred income tax assets are adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. We recognize interest and penalties, if any, related to uncertain tax positions in general and administrative expenses. No interest or penalties related to uncertain tax positions were accrued at September 30, 2007. We expect no material changes to unrecognized tax positions within the next twelve months.

            Research and Development Expenses

We expense research and development costs for products and processes as incurred.

            Stock-Based Compensation Expense

On April 1, 2006, we adopted Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal year 2007. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We have adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of our fiscal year 2007. Our financial statements as of and for the three and six months ended September 30, 2007 and September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended September 30, 2007 was $36,340 and $75,214, respectively, which consisted of stock-based compensation expense related to employee stock options. Stock-based compensation expense related to employee stock options during the three and six months ended September 30, 2006 was $47,327 and $94,654, respectively.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Statement of Operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25, as allowed under Statement of Financial Accounting Standards 123, “Accounting for Stock-Based Compensation”

(“SFAS 123”). Under the intrinsic value method we did not recognize stock-based compensation expense in our Statements of Operations because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. The stock-based compensation expense recognized in our Statement of Operations for the second quarter of fiscal year 2008 included compensation expense for share-based payment awards granted prior to, but not yet vested as of September 30, 2007, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and the compensation expense for the share-based payment awards granted subsequent to July 30, 2005, which are also based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all share-based payment is recognized using the straight-line, single-option method. As stock-based compensation expense recognized in the Statements of Operations for the second quarter of fiscal year 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to fiscal year 2007, we accounted for forfeitures as they occurred.

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

For the three and six month periods ended September 30, 2007, we had currently-exercisable stock options outstanding that could create future dilution to our common shareholders but are not currently classified as outstanding common shares. Our common stock number is based on specific conversion or issuance assumptions pursuant to the corresponding terms of each instrument.

The following table presents the calculation of basic and diluted net income or loss per share:

	Three Months Ended		Six Month Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net income (loss)	$7,837	$32,161	$(287,522)	$135,750
Weighted-average shares — basic	6,439,305	6,430,437	6,435,720	6,415,174
Effect of dilutive potential common shares	18,616	5,031	—	18,935
Weighted-average shares — diluted	6,457,921	6,435,468	6,435,720	6,434,109
Net income (loss) per share — basic	$0.00	$0.01	$(0.04)	$0.02
Net income (loss) per share — diluted	$0.00	$0.00	$(0.04)	$0.02
Antidilutive employee stock options	147,750	440,000	385,000	120,000

(3)       COMMITMENTS AND CONTINGENCIES

We currently lease our facilities located at 6797 Winchester Circle, Boulder, Colorado under noncancelable lease agreements through August 14, 2009. The minimum future lease payments as of September 30, 2007, by fiscal year, are as follows:

Fiscal Year	Amount
2008 (remaining six months)	$120,685
2009	249,691
2010	94,804
$465,180

Our minimum future equipment lease payments with General Electric Capital Corporation as of September 30, 2007, by fiscal year, are as follows:

Fiscal Year	Amount
2008 (remaining six months)	$50,937
2009	101,873
2010	101,873
2011	101,873
2012	101,873
2013	101,873
2014	8,488
$568,790

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine compliance with these regulations. We believe that we were in substantial compliance with all known regulations as of September 30, 2007. FDA inspections are conducted periodically at the discretion of the FDA. Our latest inspection by the FDA occurred in May 2004.

The results of operations for the three or six months ended September 30, 2007 should not be taken as an indication of the results of operations for all or any part of the balance of the year.

(4)       VALUATION AND EXPENSE INFORMATION UNDER SFAS 123(R)

On April 1, 2006, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the three and six months ended September 30, 2007, which was allocated as follows:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Six Months Ended September 30, 2007	Six Months Ended September 30, 2006
Sales and marketing	$7,051	$10,588	$16,995	$21,176
General and administrative	24,806	28,240	49,612	56,480
Research and development	4,483	8,499	8,607	16,998
Stock-based compensation expense included in operating expenses	$36,340	$47,327	$75,214	$94,654

The Black-Scholes model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk-free interest rate and expected dividends. Employee stock options for 5,000 shares of stock were granted during the three and six months ended September 30, 2007.

As of September 30, 2007, $303,000 of total unrecognized compensation costs related to nonvested stock is expected to be recognized over a weighted-average period of three years.

ITEM 2   -   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this section on Management’s Discussion and Analysis are not historical facts, including statements about our strategies and expectations with respect to new and existing products, market demand, acceptance of new and existing products, marketing efforts, technologies and opportunities, market and industry segment growth, and return on investments in products and markets. These statements are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward looking statements. All forward looking statements in this section on Management’s Discussion and Analysis are based on information available to us on the date of this document, and we assume no obligation to update such forward looking statements. Readers of this Form 10-QSB are strongly encouraged to review the section entitled “Risk Factors” in our Form 10-KSB for the year ended March 31, 2007.

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

When a hospital changes to AEM technology, we receive recurring sales from sales of replacement instruments. We believe that there is no directly competing technology to supplant AEM products once a hospital switches to our products. The replacement market of reusable and disposable AEM products in hospitals that use our AEM technology represented over 90% of our sales over the past three months. This sales stream is expected to grow as the base of hospitals that switch to AEM technology continues to grow. In addition, we intend to develop disposable versions of more of our AEM products in order to meet market demands and expand our sales opportunities.

We achieved profitable operations in fiscal years 2004 and 2003. However, in each fiscal year prior to 2003 and in fiscal years 2005, 2006 and 2007, we incurred losses and had an accumulated deficit of $16,566,810 at September 30, 2007. Operations have been financed primarily through the issuance of our common stock.

During the six months ended September 30, 2007, we used $345,381 of cash in our operations and used $324,127 for investments in equipment. As of September 30, 2007, we had $59,419 in cash and cash equivalents available to fund future operations, a decrease of $376,984 from March 31, 2007. As of September 30, 2007, we have borrowed $280,000 from our credit facility. Our working capital was $1,755,883 at September 30, 2007.

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

We believe that the unique performance of the AEM technology and our breadth of independent endorsements provide an opportunity for continued market share growth. In our view, market awareness and awareness of the clinical credibility of the AEM technology, as well as awareness of our endorsements, are continually improving, and we expect this awareness to benefit our sales efforts for the remainder of fiscal year 2008. Our objectives in the remainder of fiscal year 2008 is to maintain expense controls while optimizing sales execution in the field, to expand market awareness of the AEM technology and to maximize the number of additional hospital accounts switching to AEM instruments while retaining existing hospital customers. In addition, acceptance of AEM products depends on surgeons’ preference for our instruments, which depends on factors such as ergonomics and ease of use in addition to the technological advantage of AEM products. If surgeons prefer other instruments to our instruments, our business results will suffer.

Possibility of Operating Losses:  We achieved profitable operations in fiscal years 2004 and 2003. However, in each fiscal year prior to 2003 and in fiscal years 2005, 2006 and 2007, we incurred losses and had an accumulated deficit of $16,566,810 at September 30, 2007. We have made strides toward improving our operating results. Due to the ongoing need to develop, optimize and train the direct sales managers and the independent sales representative network, the need to support the development of refinements to our product line, and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss from time to time. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to raise additional capital.

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

Results of Operations

For the three months ended September 30, 2007 compared to the three months ended September 30, 2006.

Net sales.  Net sales for the quarter ended September 30, 2007, was $3,092,390 compared to $2,651,466 for the quarter ended September 30, 2006, an increase of 17%. The increase is attributable to the addition of new hospital accounts, partially offset by business lost from hospitals that previously changed to AEM technology. We opened nine new hospital accounts for AEM technology in the three months ended September 30, 2007 versus eight new hospital accounts for AEM technology in the three months ended September 30, 2006. We have changed and added new sales managers and independent sales representatives in an effort to capitalize on identified market opportunities. It will take a number of months before new sales managers and new independent sales representatives generate new hospital accounts, but we expect that the combination of these new additions will provide the focus that is needed to achieve market gains.

Gross profit.  Gross profit for the quarter ended September 30, 2007 of $1,925,937 represented an increase of 13% from gross profit of $1,698,829 for the quarter ended September 30, 2006. Gross profit as a percentage of sales (gross margins) decreased from 64% for the quarter ended September 30, 2006 to 62% for the quarter ended September 30, 2007. Last year’s quarter ended September 30, 2006 included an approximately 1.5% increase in gross margin that was attributed to a decrease in accrued liabilities related to warranty claims.

Sales and marketing expenses.  Sales and marketing expenses of $1,236,871 for the quarter ended September 30, 2007 represented an increase of 15% from sales and marketing expenses of $1,070,931 for the quarter ended September 30, 2006. The increase was a result of increased compensation for additional sales employees and increases in sales samples and travel expenses. The increase in such cost was partially offset by decreased commissions for independent sales representatives.

General and administrative expenses.  General and administrative expenses of $349,806 for the quarter ended September 30, 2007 represented a decrease of 5% from general and administrative expenses of $366,717 for the quarter ended September 30, 2006. The decrease was primarily the result of a decrease in the allowance for doubtful accounts and a decrease in outside services and investor relations expense. The decrease in such cost was partially offset by increased legal fees.

Research and development expenses.  Research and development expenses of $333,460 for the quarter ended September 30, 2007 represented an increase of 34% compared to $249,122 for the quarter ended September 30, 2006. The increase was a result of employing additional engineers and outside services.

Net income.   Net income was $7,837 for the quarter ended September 30, 2007 compared to net income of $32,161 for the quarter ended September 30, 2006. Net income was a result of increased sales income that was partially reduced by increased operating expenses.

For the six months ended September 30, 2007 compared to the six months ended September 30, 2006.

Net sales.  Net sales for the six months ended September 30, 2007, was $5,751,661 compared to $5,405,653 for the six months ended September 30, 2006, an increase of 6%. The increase is attributable to the decrease in hospitals orders for reusable instruments compared to orders placed one year ago and the addition of new hospital accounts, partially offset by business lost from hospitals that previously changed to AEM technology. We opened twenty-one new hospital accounts for AEM technology in the six months ended September 30, 2007 versus twenty-one new hospital accounts for AEM technology in the six months ended September 30, 2006. We have changed and added new sales managers and independent sales representatives in an effort to capitalize on identified market opportunities. It will take a number of months before new sales managers and new independent sales representatives generate new hospital accounts, but we expect that the combination of these new additions will provide the focus that is needed to achieve market gains.

Gross profit.  Gross profit for the six months ended September 30, 2007 of $3,554,256 represented an increase of 4% from gross profit of $3,404,551 for the six months ended September 30, 2006. Gross profit as a percentage of sales (gross margins) decreased from 63% for the six months ended September 30, 2006 to 62% for the six months ended September 30, 2007.

Sales and marketing expenses.  Sales and marketing expenses of $2,450,729 for the six months ended September 30, 2007 represented an increase of 14% from sales and marketing expenses of $2,143,085 for the six months ended September 30, 2006. The increase was a result of increased compensation for additional sales employees and increases in sales samples and travel expenses. The increase in such cost was partially offset by decreased commissions for independent sales representatives.

General and administrative expenses.  General and administrative expenses of $722,244 for the six months ended September 30, 2007 represented an increase of 7% from general and administrative expenses of $678,115 for the six months ended September 30, 2006. The increase was primarily the result of an increase in bank service charges and legal fees.

Research and development expenses.  Research and development expenses of $663,631 for the six months ended September 30, 2007 represented an increase of 40% compared to $474,230 for the six months ended September 30, 2006. The increase was a result of employing additional engineers, outside services and test or prototype materials.

Net income or loss.   Net loss was $287,522 for the six months ended September 30, 2007 compared to net income of $135,750 for the six months ended September 30, 2006. Net loss was a result of an increase in sales that was affected by a reduced profit margin and increased operating expenses.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by sales of our common stock and of warrants to purchase our common stock, which together totaled $19,323,739 through September 30, 2007, and, to a lesser degree, by funds provided by sales of our products.

On November 10, 2006, we entered into a credit facility agreement with Silicon Valley Bank. The terms of the credit facility include a line of credit for $2,000,000 for three years at an interest rate calculated at prime rate plus 1.25%. In connection with the credit facility, we issued warrants to Silicon Valley Bank to purchase 28,000 shares of our common stock at a per share price of $2.75. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. As of September 30, 2007, we have borrowed $280,000 from this facility.

Our operations used $345,381 of cash in the six months ended September 30, 2007 on net sales of $5,751,661. Prior to fiscal year 2003 and in fiscal years 2005, 2006 and 2007, the use of cash in our operations resulted primarily from the funding of annual net losses. These amounts of cash generated from and used in operations are not indicative of the expected cash to be generated from or used in operations in fiscal year 2008. For the six months ended September 30, 2007, we invested $324,127 in the acquisition of property and equipment, of which $244,570 was for manufacturing equipment and associated costs (equipment-in-progress). As of September 30, 2007, we had $59,419 in cash and cash equivalents available to fund future operations and have borrowed $280,000 from our credit facility. Working capital was $1,755,883 at September 30, 2007 compared to $2,172,722 at March 31, 2007. Current liabilities were $1,745,971 at September 30, 2007, compared to $1,464,153 at March 31, 2007.

If we are not successful in obtaining profitability and positive cash flow, additional capital may be required to maintain ongoing operations. We have explored and are continuing to explore options to provide additional financing to fund future operations as well as other possible courses of action. Such actions include, but are not limited to, securing further lines of credit, sales of debt or equity securities (which may result in dilution to existing shareholders), licensing of technology, strategic alliances and other similar actions. There can be no assurance that we will be able to obtain additional funding (if needed), on acceptable terms or at all, through a sale of our common stock, loans from financial institutions or other third parties, or any of the actions discussed above. If we cannot sustain profitable operations, and additional capital is unavailable, lack of liquidity could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

We currently lease our facilities located at 6797 Winchester Circle, Boulder, Colorado under noncancelable lease agreements through August 14, 2009. The minimum future lease payments as of September 30, 2007, by fiscal year, are as follows:

Fiscal Year	Amount
2008 (remaining six months)	$120,685
2009	249,691
2010	94,804
$465,180

Our minimum future equipment lease payments with General Electric Capital Corporation as of September 30, 2007, by fiscal year, are as follows:

Fiscal Year	Amount
2008 (remaining six months)	$50,937
2009	101,873
2010	101,873
2011	101,873
2012	101,873
2013	101,873
2014	8,488
$568,790

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

Recent Developments

On July 16, 2007, we received a letter from AMEX stating that we were not in compliance with Section 1003(a)(ii) of the Amex Company Guide due to stockholders’ equity of less than $4,000,000 and losses from continuing operations and/or net losses in three out of four of its most recent fiscal years. On August 15, 2007, we provided AMEX with information regarding our plan of compliance and financial projections. Based on a review of this information and conversations between AMEX Staff and our representatives, AMEX agreed to extend the period by which we must regain compliance with its listing standards to January 16, 2009. We will be subject to periodic review by the AMEX Staff regarding our compliance plan during the extension period. Failure to make progress consistent with the plan could result in commencement of immediate delisting proceedings by AMEX.

At the Annual Meeting of Shareholders on August 2, 2007, the shareholders approved the Encision Inc. 2007 Stock Option Plan (the “2007 Plan”). On April 12, 2007, the board of directors approved the 2007 Plan, subject to shareholder approval. The number of common shares reserved for issuance under the 2007 Plan is 700,000, subject to adjustment for dividend, stock split or other relevant changes in our capitalization.

On October 24, 2007, the board of directors approved and adopted amended bylaws of the Company. The principal amendments include: increasing the required minimum number of directors of the Company from three directors to five directors; (ii) permitting electronic notices to the directors regarding special meetings; and (iii) eliminating the requirement that the officers of the Company include one or more Vice-Presidents.

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

(a) We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15e of the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Principal Accounting and Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us under the Exchange Act was recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms.

(b) During the quarter ended September 30, 2007, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures or internal control over financial reporting requiring corrective actions. As a result, no corrective actions were taken.

PART II.                OTHER INFORMATION

ITEM 4                   Submission of Matters to a Vote of Security Holders

                                At our Annual Meeting of shareholders on August 2, 2007 the following actions were taken:

(i) The following persons were elected director of Encision Inc. for terms expiring in 2008:

	Votes For	Votes Withheld
Bruce L. Arfmann	5,782,756	242,392
Robert H. Fries	5,607,020	418,128
Vern D. Kornelsen	5,607,080	418,068
David W. Newton	5,682,780	342,368
Roger C. Odell	5,682,938	342,210
John R. Serino	5,608,029	417,119
George A. Stewart	5,782,469	242,679

(ii) Approval of the 2007 Stock Option Plan:

Votes for	4,010,033
Votes against	218,276
Abstentions	98,284
Non-votes	1,698,555

(iii) Ratification of appointment of Gordon, Hughes & Banks, LLP to serve as Company’s Independent Auditors in 2008:

Votes for	5,848,734
Votes against	161,900
Abstentions	14,514

ITEM 6                  EXHIBITS

The following exhibits are attached to this report on Form 10-QSB or are incorporated by reference:

3.1              Articles of Incorporation of the Company, as amended (incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).

3.2              Bylaws of the Company (incorporated by reference from Current Report on Form 8-K dated October 30, 2007).

4.1              Form of certificate for shares of Common Stock (incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).

10.1        Encision Inc. 2007 Stock Option Plan (incorporated by reference from Proxy Statement dated June 29, 2007).

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

Encision Inc.

November 13, 2007	/s/ Marcia McHaffie
Date	Marcia McHaffie
Controller
Principal Accounting Officer &
Principal Financial Officer