Form 10QSB
period 2007-12-31
ENCISION INC
filed 2008-02-11
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Yes   ☒       No   ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐       No   ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	6,447,100 Shares
(Class)	(outstanding at January 31, 2008)

Transitional Small Business Disclosure Format

Yes   ☐       No   ☒

ENCISION INC.

FORM 10-QSB

For the Quarter Ended December 31, 2007

PART I          FINANCIAL INFORMATION

ITEM 1   -   CONDENSED INTERIM FINANCIAL STATEMENTS

Encision Inc.

Condensed Balance Sheets

	December 31, 2007 (unaudited)	March 31, 2007 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$98,908	$436,403
Accounts receivable, net of allowance for doubtful accounts of $18,500 at December 31, 2007 and $23,500 at March 31, 2007	1,247,803	1,194,373
Inventories, net of reserve for obsolescence of $65,000 at December 31, 2007 and $80,000 at March 31, 2007	2,091,735	1,764,227
Prepaid expenses	104,525	241,872
Total current assets	3,542,971	3,636,875
Equipment, at cost:
Furniture, fixtures and equipment	1,725,460	1,084,260
Customer-site equipment	639,950	612,553
Equipment-in-progress	28,790	233,357
Accumulated depreciation	(1,555,982)	(1,413,656)
Equipment, net	838,218	516,514
Patents, net of accumulated amortization of $113,613 at December 31, 2007 and $104,496 at March 31, 2007	185,573	153,066
Other assets	60,310	81,195
TOTAL ASSETS	$4,627,072	$4,387,650
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$694,482	$620,814
Accrued compensation	210,003	295,994
Line of credit	280,000	—
Other accrued liabilities	590,282	547,345
Total current liabilities	1,774,767	1,464,153
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 6,447,100 and 6,430,437 shares issued and outstanding at December 31, 2007 and March 31, 2007, respectively	19,360,079	19,202,785
Accumulated (deficit)	(16,507,774)	(16,279,288)
Total shareholders’ equity	2,852,305	2,923,497
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,627,072	$4,387,650

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

Three Months Ended	December 31, 2007	December 31, 2006
NET SALES	$3,130,752	$2,787,147
COST OF SALES	1,103,185	1,054,308
GROSS PROFIT	2,027,567	1,732,839
OPERATING EXPENSES:
Sales and marketing	1,304,732	1,105,251
General and administrative	330,777	378,359
Research and development	325,028	310,083
Total operating expenses	1,960,537	1,793,693
OPERATING INCOME (LOSS)	67,030	(60,854)
Interest income (expense), net	(8,293)	12,407
Other income (expense), net	299	(611)
Interest and other income (expense), net	(7,994)	11,796
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	59,036	(49,058)
Provision for income taxes	—	—
NET INCOME (LOSS)	$59,036	$(49,058)
Net income (loss) per share—basic and diluted	$0.01	$(0.01)
Weighted average shares—basic	6,447,100	6,430,437
Weighted average shares—diluted	6,450,709	6,430,437

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

Nine Months Ended	December 31, 2007	December 31, 2006
NET SALES	$8,882,413	$8,192,800
COST OF SALES	3,300,591	3,055,411
GROSS PROFIT	5,581,822	5,137,389
OPERATING EXPENSES:
Sales and marketing	3,755,460	3,248,336
General and administrative	1,053,022	1,056,473
Research and development	988,659	784,313
Total operating expenses	5,797,141	5,089,122
OPERATING INCOME (LOSS)	(215,319)	48,267
Interest income (expense), net	(23,292)	31,729
Other income (expense), net	10,125	6,696
Interest and other income (expense), net	(13,167)	38,425
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(228,486)	86,692
Provision for income taxes	—	—
NET INCOME (LOSS)	$(228,486)	$86,692
Net income (loss) per share—basic and diluted	$(0.04)	$0.01
Weighted average shares—basic	6,439,527	6,420,280
Weighted average shares—diluted	6,439,527	6,434,704

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Cash Flows

(Unaudited)

Nine months ended	December 31, 2007	December 31, 2006
Cash flows from operating activities:
Net income (loss)	$(228,486)	$86,692
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	151,443	147,147
Stock-based compensation expense related to stock options	111,554	138,539
Stock-based interest expense related to warrants	9,381	1,268
Provision for doubtful accounts, net	(5,000)	(14,500)
Provision for inventory obsolescence	(15,000)	12,000
Change in operating assets and liabilities:
Accounts receivable	(48,430)	(154,086)
Inventories	(312,508)	(133,438)
Prepaid expenses and other assets	148,850	(124,456)
Accounts payable	73,668	383,303
Accrued compensation and other accrued liabilities	(43,054)	(20,537)
Net cash provided by (used in) operating activities	(157,582)	321,932
Cash flows from investing activities:
Acquisition of property and equipment	(464,030)	(124,567)
Patent costs	(41,623)	(10,880)
Net cash used in investing activities	(505,653)	(135,447)
Cash flows from financing activities:
Borrowings from credit facility	280,000	—
Proceeds from the exercise of stock options	45,740	61,948
Net cash provided by financing activities	325,740	61,948
Net increase (decrease) in cash and cash equivalents	(337,495)	248,433
Cash and cash equivalents, beginning of period	436,403	901,541
Cash and cash equivalents, end of period	$98,908	$1,149,974

The accompanying notes to financial statements are an integral part of these condensed statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2007

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

We achieved profitable operations in fiscal years 2004 and 2003. However, in each fiscal year prior to 2003 and in fiscal years 2005, 2006 and 2007, we incurred losses and had an accumulated deficit of $16,507,774 at December 31, 2007. Operations have been financed primarily through the issuance of our common stock.

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

The accompanying condensed interim financial statements have been prepared, in all material respects, in conformity with the standards of accounting measurements set forth in Accounting Principles Board Opinion 28 and reflect, in the opinion of management, all adjustments necessary to summarize fairly the financial position and results of operations for such periods in accordance with accounting principles generally accepted in the United States.  All adjustments are of a normal recurring nature. The results of operations for the most recent interim period are not necessarily indicative of the results to be expected for the full year.

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

                                    Concentration of Credit Risk

We have no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. We maintain the majority of our cash balances with one financial institution in the form of demand deposits.

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

The net accounts receivable balance at December 31, 2007 of $1,247,803 included no more than 6% from any one customer. The net accounts receivable balance at March 31, 2007 of $1,194,373 included no more than 3% from any one customer.

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

	December 31,	March 31,
	2007	2007

Raw materials	$1,095,715	$1,166,607
Finished goods	1,061,020	677,620
	2,156,735	1,844,227
Less - Reserve for obsolescence	(65,000)	(80,000)
	$2,091,735	$1,764,227

                                Accrued Liabilities

We have accrued $75,000 related to warranty claims, $107,828 related to sales commissions and $68,852 related to rent normalization and have included these amounts in accrued liabilities in the accompanying condensed balance sheet as of December 31, 2007. We have accrued $100,000 related to warranty claims, $136,128 related to sales commissions and $96,822 related to rent normalization and have included these amounts in accrued liabilities in the accompanying condensed balance sheet as of March 31, 2007.

                                    Property and Equipment

Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally three to seven years. Prior to fiscal year 2008, we utilized the double-declining method of depreciation for property and equipment due to the expected usage of the property and equipment over time. We expect to continue using this method throughout the life of such equipment. Manufacturing and production equipment acquired, but not depreciated, in fiscal year 2007 and manufacturing and production equipment acquired after fiscal year 2007 are technologically different, and, as a result, since April 1, 2007 we have utilized, and will continue to utilize the straight-line method of depreciation for this and other property and equipment. This difference in depreciation methods utilized for manufacturing and production equipment is based on the technological differences of the equipment and does not constitute a change in accounting principles.

                                    Income Taxes

The provision for income taxes is based on our estimated annualized effective tax rate for the year. Effective April 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.” FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, we had no unrecognized tax benefits. During the third quarter of 2007, we recognized no adjustments for uncertain tax benefits.

Deferred income tax assets are adjusted by a valuation allowance, if necessary, to recognize future tax benefits only to the extent, based on available evidence, it is more likely than not such benefits will be realized. We recognize interest and penalties, if any, related to uncertain tax positions in general and administrative expenses. No interest or penalties related to uncertain tax positions were accrued at December 31, 2007. We expect no material changes to unrecognized tax positions within the next twelve months.

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

We have adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of our fiscal year 2007. Our financial statements as of and for the three and nine months ended December 31, 2007 and December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and nine months ended December 31, 2007 was $36,340 and $111,554, respectively, which consisted of stock-based compensation expense related to employee stock options. Stock-based compensation expense related to employee stock options during the three and nine months ended December 31, 2006 was $43,885 and $138,539, respectively.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. The stock-based compensation expense recognized in our Statement of Operations for the third quarter of fiscal year 2008 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2007, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and the compensation expense for the share-based payment awards granted subsequent to July 30, 2005, which are also based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all share-based payment is recognized using the straight-line, single-option method. As stock-based compensation expense recognized in the Statements of Operations for the third quarter of fiscal year 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to fiscal year 2007, we accounted for forfeitures as they occurred.

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

For the three and nine month periods ended December 31, 2007, we had currently-exercisable stock options outstanding that could create future dilution to our common shareholders but are not currently classified as outstanding common shares. Our common stock number is based on specific conversion or issuance assumptions pursuant to the corresponding terms of each instrument.

The following table presents the calculation of basic and diluted net income or loss per share:

	Three Months Ended		Nine Month Ended
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
Net income (loss)	$59,036	$(49,058)	$(228,486)	$86,692
Weighted-average shares — basic	6,447,100	6,430,437	6,439,527	6,420,280
Effect of dilutive potential common shares	3,609	—	—	14,424
Weighted-average shares — diluted	6,450,709	6,430,437	6,439,527	6,434,704
Net income (loss) per share — basic	$0.01	$(0.01)	$(0.04)	$0.01
Net income (loss) per share — diluted	$0.01	$(0.01)	$(0.04)	$0.01
Antidilutive employee stock options	381,391	440,000	385,000	425,576

(3)                      COMMITMENTS AND CONTINGENCIES

We currently lease our facilities located at 6797 Winchester Circle, Boulder, Colorado under noncancelable lease agreements through August 14, 2009. The minimum future lease payments as of December 31, 2007, by fiscal year, are as follows:

Fiscal Year	Amount
2008 (remaining three months)	$60,343
2009	249,691
2010	94,804
$404,838

Our minimum future equipment lease payments with General Electric Capital Corporation as of December 31, 2007, by fiscal year, are as follows:

Fiscal Year	Amount
2008 (remaining three months)	$25,469
2009	101,873
2010	101,873
2011	101,873
2012	101,873
2013	101,873
2014	8,488
$543,322

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine compliance with these regulations. We believe that we were in substantial compliance with all known regulations as of December 31, 2007. FDA inspections are conducted periodically at the discretion of the FDA. Our latest inspection by the FDA occurred in May 2004.

The results of operations for the three and nine months ended December 31, 2007 should not be taken as an indication of the results of operations for all or any part of the balance of the year.

(4)                      VALUATION AND EXPENSE INFORMATION UNDER SFAS 123(R)

On April 1, 2006, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors including employee stock options based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the three and nine months ended December 31, 2007, which was allocated as follows:

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006	Nine Months Ended December 31, 2007	Nine Months Ended December 31, 2006
Sales and marketing	$7,051	$10,590	$24,046	$31,768
General and administrative	24,806	28,240	74,418	84,718
Research and development	4,483	5,055	13,090	22,053
Stock-based compensation expense included in operating expenses	$36,340	$43,885	$111,554	$138,539

The Black-Scholes model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk-free interest rate and expected dividends. Employee stock options for 5,000 shares of stock were granted during the three and nine months ended December 31, 2007.

As of December 31, 2007, $286,000 of total unrecognized compensation costs related to nonvested stock is expected to be recognized over a weighted-average period of three years.

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

We achieved profitable operations in fiscal years 2004 and 2003. However, in each fiscal year prior to 2003 and in fiscal years 2005, 2006 and 2007, we incurred losses and had an accumulated deficit of $16,507,774 at December 31, 2007. Operations have been financed primarily through the issuance of our common stock.

During the nine months ended December 31, 2007, we used $157,582 of cash in our operations and used $464,030 for investments in equipment. As of December 31, 2007, we had $98,908 in cash and cash equivalents available to fund future operations, a decrease of $337,495 from March 31, 2007. As of December 31, 2007, we have borrowed $280,000 from our credit facility. Our working capital was $1,768,204 at December 31, 2007.

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

Possibility of Operating Losses:  We achieved profitable operations in fiscal years 2004 and 2003. However, in each fiscal year prior to 2003 and in fiscal years 2005, 2006 and 2007, we incurred losses and had an accumulated deficit of $16,507,774 at December 31, 2007. We have made strides toward improving our operating results. Due to the ongoing need to develop, optimize and train the direct sales managers and the independent sales representative network, the need to support the development of refinements to our product line, and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss from time to time. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to raise additional capital.

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

Gross Profit and Gross Margins:  Gross profit and gross margins can be expected to fluctuate from quarter to quarter as a result of product sales mix and sales volume. Gross margins on products manufactured or assembled by us are expected to improve at higher levels of production and sales.

Manufacturing Equipment.  We expect to increase gross profit and gross margins from manufacturing our scissor inserts internally. We began manufacturing our scissor inserts in the third quarter of fiscal year 2008.

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

Results of Operations

For the three months ended December 31, 2007 compared to the three months ended December 31, 2006.

Net sales.  Net sales for the quarter ended December 31, 2007, was $3,130,752 compared to $2,787,147 for the quarter ended December 31, 2006, an increase of 12%. The increase is attributable to the addition of new hospital accounts, partially offset by business lost from hospitals that previously changed to AEM technology. We opened nine new hospital accounts for AEM technology in the three months ended December 31, 2007 versus nine new hospital accounts for AEM technology in the three months ended December 31, 2006. We have changed and added new sales managers and independent sales representatives in an effort to capitalize on identified market opportunities. It will take a number of months before new sales managers and new independent sales representatives generate new hospital accounts, but we expect that the combination of these new additions will provide the focus that is needed to achieve market gains.

Gross profit.  Gross profit for the quarter ended December 31, 2007 of $2,027,567 represented an increase of 17% from gross profit of $1,732,839 for the quarter ended December 31, 2006. Gross profit as a percentage of sales (gross margins) increased from 62% for the quarter ended December 31, 2006 to 65% for the quarter ended December 31, 2007. This year’s quarter ended December 31, 2007 included an approximately 1% increase in gross margin that was attributed to a decrease in accrued liabilities related to warranty claims.

Sales and marketing expenses.  Sales and marketing expenses of $1,304,732 for the quarter ended December 31, 2007 represented an increase of 18% from sales and marketing expenses of $1,105,251 for the quarter ended December 31, 2006. The increase was a result of increased compensation for additional sales employees and increases in sales samples and travel expenses. The increase in such cost was partially offset by decreased commissions for independent sales representatives.

General and administrative expenses.  General and administrative expenses of $330,777 for the quarter ended December 31, 2007 represented a decrease of 13% from general and administrative expenses of $378,359 for the quarter ended December 31, 2006. The decrease was primarily the result of last year’s quarter ended December 31, 2006 one-time expense of approximately $73,000 relating to the costs of obtaining equity capital financing, a project that was subsequently abandoned after we obtained a $2,000,000 line of credit facility from SVB Silicon Valley Bank. The decrease in expenses during the quarter ended December 31, 2007 was partially offset by increased compensation and outside services. Excluding the one-time expense of approximately $73,000 during the quarter ended December 31, 2006, general and administrative expenses for the quarter ended December 31, 2007 increased 8% from the quarter ended December 31, 2006.

Research and development expenses.  Research and development expenses of $325,028 for the quarter ended December 31, 2007 represented an increase of 5% compared to $310,083 for the quarter ended December 31, 2006. The increase was a result of compensation and inventory and test material usage.

Net income.   Net income was $59,036 for the quarter ended December 31, 2007 compared to net loss of $49,058 for the quarter ended December 31, 2006. Net income was a result of increased sales income that was partially reduced by increased operating expenses.

For the nine months ended December 31, 2007 compared to the nine months ended December 31, 2006.

Net sales.  Net sales for the nine months ended December 31, 2007, was $8,882,413 compared to $8,192,800 for the nine months ended December 31, 2006, an increase of 8%. The increase is attributable to the decrease in hospitals orders for reusable instruments compared to orders placed one year ago and the addition of new hospital accounts, partially offset by business lost from hospitals that previously changed to AEM technology. We opened 30 new hospital accounts for AEM technology in the nine months ended December 31, 2007 versus 30 new hospital accounts for AEM technology in the nine months ended December 31, 2006. We have changed and added new sales managers and independent sales representatives in an effort to capitalize on identified market opportunities. It will take a number of months before new sales managers and new independent sales representatives generate new hospital accounts, but we expect that the combination of these new additions will provide the focus that is needed to achieve market gains.

Gross profit.  Gross profit for the nine months ended December 31, 2007 of $5,581,822 represented an increase of 9% from gross profit of $5,137,389 for the nine months ended December 31, 2006. Gross profit as a percentage of sales (gross margins) was 63% for both the nine months ended December 31, 2007 and the nine months ended December 31, 2006.

Sales and marketing expenses.  Sales and marketing expenses of $3,755,460 for the nine months ended December 31, 2007 represented an increase of 16% from sales and marketing expenses of $3,248,336 for the nine months ended December 31, 2006. The increase was a result of increased compensation for additional sales employees and increases in sales samples and travel expenses. The increase in such cost was partially offset by decreased commissions for independent sales representatives.

General and administrative expenses.  General and administrative expenses of $1,053,022 for the nine months ended December 31, 2007 represented a small decrease from general and administrative expenses of $1,056,473 for the nine months ended December 31, 2006. The decrease was primarily the result of last year’s quarter ended December 31, 2006 one-time expense of approximately $73,000 relating to the costs of obtaining equity capital financing, a project that was subsequently abandoned after we obtained a $2,000,000 line of credit facility from SVB Silicon Valley Bank. The decrease in expenses was offset by increased compensation, legal fees and outside services. Excluding last year’s quarter one-time expense of approximately $73,000, general and administrative expenses for the nine months ended December 31, 2006 increased 7% from the nine months ended December 31, 2006.

Research and development expenses.  Research and development expenses of $988,659 for the nine months ended December 31, 2007 represented an increase of 26% compared to $784,313 for the nine months ended December 31, 2006. The increase was a result of compensation of employing additional engineers, outside services and test or prototype materials.

Net income or loss.   Net loss was $228,486 for the nine months ended December 31, 2007 compared to net income of $86,692 for the nine months ended December 31, 2006. Net loss was a result of an increase in sales that was offset by increased operating expenses.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by sales of our common stock and of warrants to purchase our common stock, which together totaled $19,360,079 through December 31, 2007, and, to a lesser degree, by funds provided by sales of our products.

On November 10, 2006, we entered into a credit facility agreement with Silicon Valley Bank. The terms of the credit facility include a line of credit for $2,000,000 for three years at an interest rate calculated at prime rate plus 1.25%. In connection with the credit facility, we issued warrants to Silicon Valley Bank to purchase 28,000 shares of our common stock at a per share price of $2.75. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. As of December 31, 2007, we have borrowed $280,000 from this facility.

Our operations used $157,582 of cash in the nine months ended December 31, 2007 on net sales of $8,882,413. Prior to fiscal year 2003 and in fiscal years 2005, 2006 and 2007, the use of cash in our operations resulted primarily from the funding of annual net losses. These amounts of cash generated from and used in operations are not indicative of the expected cash to be generated from or used in operations in fiscal year 2008. For the nine months ended December 31, 2007, we invested $464,030 in the acquisition of property and equipment. As of December 31, 2007, we had $98,908 in cash and cash equivalents available to fund future operations and have borrowed $280,000 from our credit facility. Working capital was $1,768,204 at December 31, 2007 compared to $2,172,722 at March 31, 2007. Current liabilities were $1,774,767 at December 31, 2007, compared to $1,464,153 at March 31, 2007.

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

We currently lease our facilities located at 6797 Winchester Circle, Boulder, Colorado under noncancelable lease agreements through August 14, 2009. The minimum future lease payments as of December 31, 2007, by fiscal year, are as follows:

Fiscal Year	Amount
2008 (remaining three months)	$60,343
2009	249,691
2010	94,804
$404,838

Our minimum future equipment lease payments with General Electric Capital Corporation as of December 31, 2007, by fiscal year, are as follows:

Fiscal Year	Amount
2008 (remaining three months)	$25,469
2009	101,873
2010	101,873
2011	101,873
2012	101,873
2013	101,873
2014	8,488
$543,322

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

(a) We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15e of the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Principal Accounting and Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us under the Exchange Act was recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms.

(b) During the quarter ended December 31, 2007, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures or internal control over financial reporting requiring corrective actions. As a result, no corrective actions were taken.

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

Encision Inc.

February 11, 2008	/s/ Marcia McHaffie
Date	Marcia McHaffie
Controller
Principal Accounting Officer &
Principal Financial Officer