Form 10KSB
period 2008-03-31
ENCISION INC
filed 2008-06-30
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File No.:  0-28604

ENCISION INC.

(Name of small business issuer in its charter)

Colorado	84-1162056
(State of incorporation)	(I.R.S. Employer Identification No.)

6797 Winchester Circle, Boulder, Colorado	80301
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (303) 444-2600

Securities registered under Section 12(b) of the Exchange Act: Common Stock, no par value

Name of exchange on which registered: American Stock Exchange

Securities registered under Section 12(g) of the Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

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

The issuer’s revenues for fiscal year ended March 31, 2008 was $12,065,659

As of May 30, 2008, the aggregate market value of the shares of common stock held by non-affiliates of the issuer on such date was $6,675,352. This figure is based on the closing sales price of $2.30 per share of the issuer’s common stock on May 30, 2008.

The number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date.

Common Stock, no par value	6,455,100
(Class)	(Outstanding at May 30, 2008)

Transitional Small Business Disclosure Format   Yes  ☐  No ☒

Documents Incorporated by Reference: Definitive Proxy Statement for the 2008 Annual Shareholders’ Meeting to be filed with the Securities and Exchange Commission and incorporated by reference as described in Part III. The 2008 Proxy Statement will be filed within 120 days after the end of the fiscal year ended March 31, 2008.

Statements contained in this Annual Report on Form 10-KSB include forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward looking statements. All forward looking statements in the Annual Report on Form 10-KSB, including statements about our strategies, expectations about new and existing products, market demand, acceptance of new and existing products, technologies and opportunities, market size and growth, and return on investments in products and market, are based on information available to us on the date of this document, and we assume no obligation to update such forward looking statements. In some cases, you can identify forward looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of such terms or other comparable terminology. Readers of this Annual Report on Form 10-KSB are strongly encouraged to review the section entitled “Risk Factors”.

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

We were founded to address market opportunities created by the increase in minimally-invasive surgery (“MIS”) and surgeons’ use of electrosurgery devices in these procedures. The product opportunity was created by surgeons’ widespread demand to use monopolar electrosurgery instruments, which, when used in laparoscopic surgery, are susceptible to causing inadvertent collateral tissue damage outside the surgeon’s field of view. The risk of unintended electrosurgical burn injury to the patient in laparoscopic surgery has been well documented. This risk poses a threat to patient safety and creates liability exposure for surgeons and hospitals.

Our patented AEM technology provides surgeons with the desired tissue effects, while preventing stray electrosurgical energy that can cause unintended and unseen tissue injury. AEM Laparoscopic Instruments are equivalent to conventional instruments in size, shape, ergonomics and functionality, but they incorporate “active electrode monitoring” technology to dynamically and continuously monitor the flow of electrosurgical current, thereby helping to prevent patient injury. With our “shielded and monitored” instruments, surgeons are able to perform electrosurgical procedures more safely and effectively than is possible using conventional instruments. In addition, the AEM instruments are cost competitive with conventional “non-shielded, non-monitored” instruments. The result is advanced patient safety at comparable cost and with no change in surgeon technique.

AEM technology has been recommended and endorsed by sources from all groups involved in MIS. Surgeons, nurses, biomedical engineers, the medicolegal community, malpractice insurance carriers and electrosurgical device manufacturers advocate the use of AEM technology. The breadth of endorsements continues to expand with the recognition of active electrode monitoring technology as an AORN Recommended Practice for Electrosurgery and AORN Recommended Practice for Minimally-Invasive Surgery by the Association of periOperative Registered Nurses (AORN). Additionally, a recommendation was made by a hospital malpractice insurance carrier that hospitals use surgical instruments which incorporate shielding and monitoring technology.

Business Highlights

Proprietary, Patented Technology

We have developed and launched patented AEM Surgical Instruments that enhance patient safety and patient outcome in laparoscopic surgical procedures. We have been issued four patents relating to AEM technology from the United States Patent and Trademark Office, each encompassing multiple claims, and which have between three years two months and seven years three months remaining. We also have patents relating to AEM technology issued in Europe, Japan, Canada and Australia.

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

Product Line has been Developed and Launched

Our AEM Surgical Instruments have been engineered to provide a seamless transition for surgeons switching from conventional laparoscopic instruments. AEM technology has been integrated into instruments that have the same look, feel and functionality as conventional instruments that surgeons have been using for years. The AEM product line encompasses the full range of instrument sizes, types and styles favored by surgeons. Thus, hospitals can make a complete and smooth conversion to our product line, thereby advancing patient safety in MIS.

Emerging as a Standard of Care

We believe that AEM technology is following a similar path as previous technological revolutions in surgery. Throughout the history of electrosurgery, companies that have developed significant technological breakthroughs in patient safety have seen their technologies become widely used. As with “Isolated” electrosurgical generators in the 1970s and with “REM” technology in the 1980s, AEM technology is receiving the broad endorsements that drove these previous new technologies to becoming a standard of care. Our proprietary AEM technology enhances patient safety in MIS, and clinicians are now widely advocating its use. The expansion of a fully integrated AEM product line, combined with broad independent endorsements, has created momentum for us in the marketplace.

Developing Distribution Network is Advancing Utilization of AEM Technology

Our AEM technology, in the hands of a sales network with broad access to the surgery marketplace, will help to increase utilization and market share. Historically, our sales and marketing efforts have been hindered by our small size and limited distribution channels. While these limitations continue, we have improved our sales network, which provided new hospital accounts with AEM technology in fiscal year 2008. Our supplier agreements with Novation and Premier, the two largest Group Purchasing Organizations (GPOs) for hospitals in the U.S., are beginning to expose more hospitals to the benefits of our AEM technology.

Sole Possession of Key Technology Provides Marketing Leverage

We believe that our sole possession of patented AEM technology provides us with marketing leverage toward gaining an increased share of the large market for surgical instruments in MIS.

Market Overview

In the 1990s, surgeons began widespread use of minimally-invasive surgical techniques. The benefits of MIS are substantial and include reduced trauma for the patient, reduced hospital stay, shorter recovery time and lower medical costs. With improvements in the micro-camera and in the variety of available instruments, laparoscopic surgery became popular among general and gynecologic surgeons. Laparoscopy now accounts for a large percentage of all surgical procedures performed in the United States. Approximately 85% of surgeons employ monopolar electrosurgery for laparoscopy (INTERactive SURVeys). There are over 4.4 million laparoscopic procedures performed annually in the United States, and this number is increasing annually (Note: except as otherwise stated, market estimates in this section are as reported by Patient Safety & Quality Healthcare).

A component of the endoscopic surgery products market includes laparoscopic hand instruments, including scissors, graspers, dissectors, forceps, suction/irrigation devices, clip appliers and other surgical instruments of various designs, which provide a variety of tissue effects. Among the laparoscopic hand instruments, approximately $400 million in sales annually are instruments designed for “monopolar” electrosurgical utility. This market for laparoscopic monopolar electrosurgical instruments is the market we are targeting with our innovative AEM Laparoscopic Instruments. Our proprietary AEM product line supplants the conventional “non-shielded, non-monitored” electrosurgical instruments commonly used in laparoscopic surgery.

When a hospital decides to use our AEM technology, we make recurring sales to such hospital for replacement instruments. Sales from replacement reusable and disposable AEM products in hospitals represents over 90% of our sales in the fiscal year ended March 31, 2008, and we expect this sales stream to grow as the number of newly changed hospitals increases. AEM Instruments are competitively priced to conventional laparoscopic instruments.

We aim to further develop the market by continuing to educate healthcare professionals about the benefits of AEM technology to advance patient safety. We are working to improve our sales network to reach the decision makers who purchase laparoscopic instruments and electrosurgical devices. We are also pursuing relationships with GPOs to assist in promoting the benefits of AEM technology. GPOs have significant influence on the market for surgical instruments. Supplier agreements with Novation and Premier is helping to expose AEM technology to new hospitals. Together, Novation and Premier represent over 3,000 hospitals which perform approximately 50% of all surgery in the United States.

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

Because stray electrical current can occur at any point along the shaft of the instrument, the potential for burns occurring to tissue outside the surgeon’s field-of-view is of great concern. Such burns to non-targeted tissue are dangerous as they are likely to go unnoticed and may lead to complications, such as perforation and infection in adjacent tissues or organs, and this can cause numerous adverse consequences. In many cases, the surgeon cannot detect stray electrosurgical burns at the time of the procedure. The resulting complication usually presents itself days later in the form of a severe infection, which often results in a return to the hospital and a difficult course of recovery for the patient. Reports indicate that this situation has even resulted in fatalities.

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

The AEM system consists of shielded 5mm AEM instruments and an AEM monitor. The AEM instruments are designed to function identically to the conventional 5mm instruments that surgeons are familiar with, but with the added benefit of enhanced patient safety. Our entire line of laparoscopic instruments has the integrated AEM design and includes the full range of instruments that are common in laparoscopic surgery today. The AEM monitor is compatible with most electrosurgical generators. AEM Laparoscopic Instruments provide enhanced patient safety, require no change in surgeon technique and are cost competitive. Thus, conversion to AEM Laparoscopic Instruments can be easy and economical.

Technology Precedents

We believe that gaining broad independent endorsements in the surgical community is a demonstrated and successful method for new surgical technology to advance in the marketplace. From a concern or problem in surgery, the medical device industry develops a technological solution, and this solution evolves to garner credibility and endorsements. Once this occurs, the technology is then widely employed by hospitals to benefit patients, surgeons and the operating room staff. We believe that AEM technology is following the same path as previous revolutions in electrosurgery. As with other safety advances (i.e. “Isolated” electrosurgical generators in the 1970s and “REM” technology in the 1980s), AEM technology has received the breadth of independent endorsements that drove previous new technology to broad market acceptance. (“REM” is a registered trademark of Covidien Ltd. “AEM” is a registered trademark of Encision Inc.).

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

Historical Perspective

We were organized as a Colorado corporation in 1991 and spent several years developing the AEM monitoring system and protective sheaths to adapt to conventional electrosurgical instruments. During this period, we conducted product trials and applied for patents with the United States Patent and Trademark Office and with International patent agencies. Patents were issued to us by the United States Patent and Trademark Office in 1994, 1997, 1998 and 2002.

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

Products

We produce and market a full line of AEM Surgical Instruments, which are ‘shielded and monitored’ to prevent stray electrosurgical burns from insulation failure and capacitive coupling. Our product line includes a broad range of articulating instruments (scissors, graspers and dissectors), fixed-tip electrodes and suction-irrigation electrodes. These AEM Instruments are available in a wide array of reusable and disposable options. Our new line of disposable hand-switching fixed tip electrodes offers disposable and reusable alternatives for each of our major product groups. We also have a new line of handles that are used for advanced laparoscopic procedures that incorporate stiffer shafts and ergonomic features. In addition, we market the AEM Monitor product line that is used in conjunction with the AEM Instruments.

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

To cost-effectively expand market coverage, we have developed and continue to enhance a network of independent distributors and sales representatives across the U.S. The goal is to optimize a network that has experience selling into the hospital operating room environment. We believe that improvement in this network offers us the best opportunity to cost effectively broaden acceptance of our product line and generate increased and recurring sales. Additionally, we are pursuing supplier agreements with the major GPOs. GPOs have significant influence on the market for surgical devices and instruments. We have GPO agreements with Novation and Premier, which together represent over 3,000 hospitals in the United States. We have negotiated a one year extension with Novation through January 31, 2009 and a new three year agreement with Premier effective as of June 1, 2008. While these agreements do not involve purchase commitments, these relationships with Novation and Premier expand the market visibility of AEM technology and smooth the procurement and conversion process for new hospital customers. In fiscal year 2008, approximately thirty percent of our new hospital account sales were sales to members of Novation and Premier.

In addition to the efforts to broaden market acceptance in the United States, we have contracted with independent distributors in Canada, Australia and elsewhere to market our products internationally. We have achieved CE marking for our products so that we may sell into the European marketplace. The CE marking, Conformite Europeene (“CE”), indicates that a manufacturer has conformed to all of the obligations imposed by European health, safety and environmental legislation. While CE certification opens up incremental markets in Europe, our distribution options in the European marketplace are yet to be developed, and sales in international markets is negligible.

We believe that the expanding independent endorsements for AEM technology and the improved sales network of independent representatives will provide the basis for increased sales and continuing profitable operations. However, these measures, or any others that we may adopt, may not result in increased sales or profitable operations.

Research and Development

We aim to continually expand the AEM instrument product line to satisfy the evolving needs of surgeons. For AEM technology to fully become a standard of care, we must satisfy surgeons’ preferred instrument shapes, sizes, styles and functionality with integrated AEM instruments. This commitment includes expanding the styles of electrosurgical instruments available for MIS applications so that the conversion to AEM technology is transparent to surgeons and does not require significant change in their current surgical techniques. We employ full-time engineers and use independent contractors from time to time in our research and product development efforts. This group continuously explores ways to broaden and enhance the product line. Current research and development efforts are focused primarily on line-extension projects to further expand the AEM Laparoscopic Instrument product offering to increase surgeons’ choices and options in laparoscopic surgery. Our research and development expenses were $1,267,834 in fiscal year 2008 and $1,099,619 in fiscal year 2007. We expense research and development costs for products and processes as incurred. Costs that are included in research and development expenses include direct salaries, contractor fees, materials, facility costs and administrative expenses that relate to research and development.

Manufacturing, Regulatory Affairs and Quality Assurance

We engage in various manufacturing and assembly activities at our leased facility in Boulder, Colorado. These operations include manufacturing and assembly of the AEM Laparoscopic Instrument system as well as fabrication, assembly and test operations for instruments and accessories. We also have relationships with a number of outside suppliers, including Alinabal, Inc. who accounted for approximately 17% of our purchases in fiscal year 2008, who provide primary sub-assemblies, various electronic and sheet metal components, and molded parts used in our products.

We believe that the use of both internal and external manufacturing capabilities allows for increased flexibility in meeting our customer delivery requirements, and significantly reduces the need for investment in specialized capital equipment. We have developed multiple sources of supply where possible. Our relationship with our suppliers is generally limited to individual purchase order agreements supplemented, as appropriate, by contractual relationships to help ensure the availability and low cost of certain products. All components, materials and subassemblies used in our products, whether produced in-house or obtained from others, are inspected to ensure compliance with our specifications. All finished products are subject to our quality assurance and performance testing procedures.

As discussed in the section on Government Regulation, we are subject to the rules and regulations of the United States Food and Drug Administration (“FDA”). Our leased facility of 28,696 square feet contains approximately 15,100 square feet of manufacturing, regulatory affairs and quality assurance space. The facility is designed to comply with the Quality System Regulation (“QSR”), as specified in published FDA regulations. Our latest inspection by the FDA occurred in August 2007.

We achieved CE marking in August 2000, which required prior certification of our quality system and product documentation. Maintenance of the CE marking status requires periodic audits of the quality system and technical documentation by our European Notified Body, LGA InterCert. The most recent audit was completed in February 2008.

Patents, Patent Applications and Intellectual Proprietary Rights

We have invested heavily in an effort to protect our valuable technology, and, as a result of this effort, we have been issued eight relevant patents that together form a significant intellectual property position. We were issued a United States patent having 42 claims on May 17, 1994. This patent relates to the basic shielding and monitoring technologies that we incorporate into our AEM products. Three additional United States patents were issued to us in 1997, 1998 and 2002, relating to specific implementations of shielding and monitoring in instruments. Foreign patents relating to the core AEM shielding and monitoring technologies have been issued to us in Europe, Japan, Canada and Australia. There are between three years two months and seven years three months remaining on our AEM patents.

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

Competition

The electrosurgical device market is intensely competitive and tends to be dominated by a relatively small group of large and well-financed companies. We compete directly for customers with those companies that currently make conventional electrosurgical instruments. Larger competitors include U.S. Surgical Corporation (a division of Covidien Ltd.) and Ethicon Endo-Surgery (a division of Johnson & Johnson). While we know of no competitor (including those referenced above) that can provide a continuous solution to stray electrosurgical burns, the manufacturers of conventional (non-monitored, non-shielded) instruments will resist any loss of market share resulting from the presence of our products in the marketplace.

We also believe that manufacturers of products based on alternative technology to monopolar electrosurgery are our competitors. These alternative technologies include other “energy” technologies such as bipolar electrosurgery, laser surgery and the harmonic scalpel. Leading manufacturers in these areas include Gyrus/ACMI (a division of Olympus Corporation and a leader in bi-polar electrosurgery), Lumenis (laser surgery) and Ethicon Endo-Surgery (a division of Johnson and Johnson, manufacturers of the harmonic scalpel). We believe that monopolar electrosurgery offers substantial competitive, functional and financial advantages over these alternative energy technologies and will remain the primary tool for the surgeon, as it has been for decades. However, the risk exists that these alternative technologies may gain greater market share and that new competitive techniques may be developed and introduced.

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

If a manufacturer or distributor of medical devices can establish that a proposed device is “substantially equivalent” to a legally marketed Class I or Class II medical device or to a Class III medical device for which the FDA has not required a Pre-Market Approval application, the manufacturer or distributor may seek FDA marketing clearance for the device by filing a 510(k) pre-market notification. Following submission of the 510(k) notification, the manufacturer or distributor may not place the device into commercial distribution in the United States until an order has been issued by the FDA. The FDA’s target for issuing such orders is within 90 days of submission, but the process can take significantly longer. The order may declare the FDA’s determination that the device is “substantially equivalent” to another legally marketed device and allow the proposed device to be marketed in the United States. The FDA may, however, determine that the proposed device is not substantially equivalent or may require further information, such as additional test data, before making a determination regarding substantial equivalence. Any adverse determination or request for additional information could delay market introduction and have a material adverse effect on our continued operations. We have received a favorable 510(k) notification for our AEM monitors and the AEM laparoscopic instruments, all of which are designated as Class II medical devices.

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

The FDA regulates our quality control and manufacturing procedures by requiring us and our contract manufacturers to demonstrate compliance with the QSR as specified in published FDA regulations. The FDA requires manufacturers to register with the FDA, which subjects them to periodic FDA inspections of manufacturing facilities. If violations of applicable regulations are noted during FDA inspections of our manufacturing facilities or the facilities of our contract manufacturers, the continued marketing of our products may be adversely affected. Such regulations are subject to change and depend heavily on administrative interpretations. In August 2007, the FDA conducted a Quality System Regulation Inspection of our facilities. We believe that we have the internal resources and processes in place to be reasonably assured that we are in compliance with all applicable United States regulations regarding the manufacture and sale of medical devices. However, if we were found not to be in compliance with the QSR, in the future, such findings could result in a material adverse impact on our financial condition, results of operations and cash flows.

Sales of medical devices outside of the United States are subject to United States export requirements and foreign regulatory requirements. Legal restrictions on the sale of imported medical devices vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval and the requirements may differ. We have obtained a Certificate of Export from the United States Department of Health and Human Services that states that we have been found to be “...in substantial compliance with Current Good Manufacturing Practices...” based on the most recent inspection. However, a specific foreign country in which we wish to sell our products may not accept or continue to accept the Export Certificate. Entry into the European Economic Area market also requires prior certification of our quality system and product documentation. We achieved CE marking in August 2000, allowing a launch into the European marketplace. Maintenance of the CE marking status requires annual audits of the quality system and technical documentation by our European Notified Body, LGA InterCert. The most recent audit was completed in February 2008. In addition to licensing, entry into the Canadian market now requires quality system certification to ISO 13485:2003. Our quality system was audited and a certification was issued by LGA-InterCert, of Nuremberg, Germany, in February 2008.

Environmental Laws and Regulations

From time to time we receive materials returned from customers, sales representatives and other sources which are potentially biologically hazardous. These materials are segregated, and disposed of in accordance with specific procedures that minimize potential exposure to employees. The costs of compliance with these procedures are not significant. Our operations, in general, do not involve the use of environmentally sensitive materials.

Insurance

We are covered under comprehensive general liability insurance policies, which have per occurrence and aggregate limits of $1 million and $2 million, respectively, and a $5 million umbrella policy. We maintain customary property and casualty, workers’ compensation, employer liability and other commercial insurance policies.

Employees

As of March 31, 2008, we employed 50 full-time individuals, of which 13 are engaged directly in research, development and regulatory activities, 10 in manufacturing/operations, 22 in marketing and sales and 5 in administrative positions. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

Item 2. Properties.

We lease 28,696 square feet of office and manufacturing space under noncancelable lease agreements through August 14, 2009 at 6797 Winchester Circle, Boulder, Colorado. We believe that our existing facilities are adequate for our current operations.

Item 3. Legal Proceedings.

We are not involved in any legal proceeding. We may become involved in litigation in the future in the normal course of business.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a shareholder vote during the fourth quarter of the fiscal year ended March 31, 2008.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our common stock is quoted on the AMEX under the symbol ECI. The following table lists the high and low sales prices for each period indicated:

	2008		2007
Fiscal	High	Low	High	Low
First quarter	$4.20	$3.14	$3.80	$2.81
Second quarter	$3.40	$2.40	$2.90	$2.21
Third quarter	$2.75	$1.78	$3.31	$2.26
Fourth quarter	$2.30	$1.78	$4.03	$3.00

We have never paid cash dividends on our common stock and have no present plans to do so. We presently intend to retain any cash generated from operations in the future for use in our business. As of March 31, 2008, there were approximately 117 holders of record of our common stock.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this section are not historical facts, including statements about our strategies and expectations about new and existing products, market demand, acceptance of new and existing products, technologies and opportunities, market and industry segment growth, and return on investments in products and markets. These statements are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward looking statements. All forward looking statements in this section are based on information available to us on the date of this document, and we assume no obligation to update such forward looking statements. Readers of this Form 10-KSB are strongly encouraged to review the section entitled “Risk Factors”.

Outlook

Installed Base of AEM Monitoring Equipment. We believe that sales of our installed base of AEM monitors will increase as the inherent risks associated with monopolar laparoscopic electrosurgery become more widely acknowledged and as the network of direct and independent sales representatives becomes more adept at selling the AEM products to our customers. We expect that the replacement sales of electrosurgical instruments and accessories will also increase as additional hospitals are converted to AEM technology. We believe that improvement in the quality of sales representatives carrying the AEM product line, along with increased marketing efforts and the introduction of new products, may provide the basis for increased sales and continuing profitable operations. However, these measures, or any others that we may adopt, may not result in either increased sales or continuing profitable operations.

Possibility of Continued Operating Losses. Except for fiscal years 2004 and 2003 when we achieved profitable operations, we have incurred losses since our inception and have an accumulated deficit of $16,458,606 as of March 31, 2008. We have made significant strides toward improving our operating results. However, due to the ongoing need to develop, optimize and train our sales distribution network and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may continue to operate at a net loss.

Sales Growth. We expect to generate increased sales in the U.S. from sales to new hospital customers as our network of direct and independent sales representatives becomes more proficient and expands the number of new hospital accounts to AEM Laparoscopic Instruments. We believe that the visibility and credibility of the independent clinical endorsements for AEM technology will contribute to new hospital accounts and increased sales in fiscal year 2009. We also expect that supplier agreements with Novation and Premier, which together represent over 3,000 U.S. hospitals, will expose more hospitals to the benefits of AEM technology and may stimulate new hospital accounts. Major progress was achieved in developing our disposable fixed-tip instruments with hand activation. We launched this new family of products at the end of the fourth quarter of fiscal year 2008. Our goal is to offer our customers an AEM disposable counterpart for each AEM reusable instrument.

Sales and Marketing Expenses. We continue our efforts to expand domestic and international distribution capability, and we believe that sales and marketing expenses will need to be maintained at a healthy level in order to expand our market visibility and optimize the field sales capability of converting new hospital customers to AEM technology. Sales and marketing expenses are expected to increase as we increase our direct sales representatives. In fiscal year 2009, we expect to have 18 direct sales territories and five direct sales managers.

Manufacturing. We believe that we will be able to achieve a major cost reduction, and provide better control over quality and consistency, by producing the product on our own. During the second half of fiscal year 2008, we began manufacturing our own disposable scissor inserts.

Research and Development Expenses. Research and development expenses are expected to increase to support development of refinements to our AEM product line, which will further expand the instrument options for the surgeon. New refinements to the AEM product line are planned for introduction in fiscal year 2009.

On July 16, 2007, we received a notice from the American Stock Exchange (the “Amex”) that we did not satisfy a rule for continued listing on the Amex. The notice serves as a warning letter and asserts that we failed to comply with the requirements of Section 1003(a)(ii) of the Amex Company Guide (the “Amex Guide”), which failure could jeopardize our continued listing on the Amex. Section 1003(a)(ii) of the Amex Guide requires, among other things, that we have stockholders’ equity of not less than $4,000,000 because we have sustained losses from continuing operations and/or net losses in three out of our four most recent fiscal years. The notice letter required us to submit a compliance plan to the Amex advising the Amex of the action that we have taken, or that we will take, to bring us back  into compliance with all of the continued listing standards of the Amex Guide by January 9, 2009. We will be subject to periodic review by Amex regarding our compliance plan. We cannot assure that we will meet all the continued listing standards of the Amex Guide or increase our stockholders’ equity above $4,000,000 by January 2009 and if we fail to do so we may be subject to immediate delisting proceedings from Amex.

Results of Operations

Net sales. Our sales for the fiscal year ended March 31, 2008 (“FY 08”) were $12,065,659, and for the fiscal year ended March 31, 2007 (“FY 07”) our sales were $11,010,038. This represents an increase of 10% in FY 08 from FY 07. This increase is due to the establishment of new accounts in forty-one hospitals for AEM technology, which increased the installed base of users of reusable and disposable AEM Laparoscopic Instruments. We benefited from a high customer retention rate and a recurring sales stream from the purchases of replacement instruments in existing accounts. Our retention rate of customers is also very strong due to the fact that there is no directly competing technology to supplant AEM products once a hospital has changed to AEM technology. Sales from replacement AEM products in hospitals represented over 90% of our sales in FY 08.

Gross profit. Gross profit in FY 08 increased $697,747, or 10%, to $7,602,194 from $6,904,447 in FY 07, which resulted in a gross margin of 63% of net sales for both FY 08 and FY 07.

Sales and marketing expenses. Sales and marketing expenses were $5,083,521 in FY 08, an increase of $575,111, or 13%, from $4,508,410 in FY 07. The increase resulted from additions to our direct sales force, increased sales sample costs due to the introduction of new products, and travel costs. The increase was partially offset by a decrease in commissions for independent representatives and trade show expense.

General and administrative expenses. General and administrative expenses were $1,405,357 in FY 08, a decrease of $22,474, or 2%, from $1,427,831 in FY 07. The decrease was primarily the result of a one-time expense, in FY 07, of approximately $73,000 relating to the costs of obtaining equity capital financing, a project that was subsequently abandoned after we obtained a $2,000,000 line of credit facility from SVB Silicon Valley Bank. The decrease was partially offset by an increase in compensation expense, bank service charges and outside service costs.

Research and development expenses. Research and development expenses were $1,267,834 in FY 08, an increase of $168,215, or 15%, from $1,099,619 in FY 07. The increase was a result of an increase in compensation expense for additional engineers and outside services.

Net loss. Net loss in FY 08 of $179,318 represented a net loss increase of $89,241 compared to FY 07 net loss of $90,077. The increase is a result of an increase in sales and gross profit margin that was exceeded by total operating expenses, reduced interest income and increased interest expense. Net loss in FY 07 included $73,000 relating to the costs of obtaining equity capital financing, a project that was subsequently abandoned after we obtained our credit facility.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by issuances of our common stock and warrants and the exercise of stock options to purchase our common stock, which totaled $19,387,331 from our inception through March 31, 2008, and, to a lesser degree, by sales of our products. Our operations used $467,213 of cash in FY 08 on sales of $12,065,659 and used $116,959 of cash in FY 07 on sales of $11,010,038. In FY 08 and prior years, the use of cash in our operations resulted primarily from the funding of our annual net losses. These amounts of cash generated from and used in operations are not indicative of the expected cash to be generated from or used in operations in the fiscal year ending March 31, 2009 (“FY 09”). As of March 31, 2008, we had $70,995 in cash and cash equivalents, and an unused line of credit of $1,394,000, available to fund future operations. Working capital was $2,483,993 at March 31, 2008 compared to $2,172,722 at March 31, 2007. Current liabilities were $1,409,750 at March 31, 2008, compared to $1,464,153 at March 31, 2007.

On November 10, 2006, we entered into a credit facility agreement with Silicon Valley Bank. The terms of the credit facility include a line of credit for $2,000,000 for three years at an interest rate calculated at prime rate plus 1.25%. In connection with the credit facility, we issued warrants to Silicon Valley Bank to purchase 28,000 shares of our common stock at a per share price of $2.75. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. As of March 31, 2008, we had borrowed $606,000 from the credit facility. The credit facility requires us to meet certain financial covenants. In February 2008, we failed to meet the minimum defined quick debt ratio covenant. As a result, the lender has imposed a $750 a month maintenance fee, additional financial reporting and we may ask for additional borrowings only at the beginning of each week instead of when needed.

We believe that the unique performance of the AEM technology and our breadth of independent endorsements provide an opportunity for continued market share growth. We believe that the market awareness of the AEM technology and its endorsements is continually improving and that this will benefit sales efforts in FY 09. We believe that we enter FY 09 having achieved improvements in the clinical credibility of our technology. Our FY 09 operating plan is focused on growing sales, increasing gross profits, increasing research and development costs while reducing losses and negative cash flows. We cannot predict with certainty the expected sales, gross profit, net income or loss and usage of cash and cash equivalents for FY 09. However, we believe that cash resources and borrowing capacity will be sufficient to fund our operations for at least the next twelve months under our current operating plan. If we are unable to manage the business operations in line with our budget expectations, it could have a material adverse effect on business viability, financial position, results of operations and cash flows. Further, if we are not successful in sustaining profitability and remaining at least cash flow break-even, additional capital may be required to maintain ongoing operations.

We have explored and are continuing to explore options to provide additional financing to fund future operations as well as other possible courses of action. Such actions include, but are not limited to, securing a larger credit facility, sales of debt or equity securities (which may result in dilution to existing shareholders), licensing of technology, strategic alliances and other similar actions. There can be no assurance that we will be able to obtain additional funding (if needed) through a sale of our common stock or loans from financial institutions or other third parties or through any of the actions discussed above on terms acceptable to us or at all. If we cannot sustain profitable operations and additional capital is unavailable, lack of liquidity could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

Income Taxes

As of March 31, 2008, net operating loss carryforwards totaling approximately $16,400,000 were available to reduce taxable income in the future. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in FY 09. We have not paid income taxes since our inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including changes in our ownership. We have established a valuation allowance for the entire amount of our deferred tax asset since inception due to our history of losses. During FY 08 and FY 07, no tax benefit was obtained from our loss. As a result, no tax benefit is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed.

Contractual Obligations

For more information on our contractual obligations on operating leases, refer to Note 4 of the Financial Statements.

We currently lease our facilities under noncancelable lease agreements through August 14, 2009 at 6797 Winchester Circle, Boulder, Colorado. The minimum future lease payment by fiscal year as of March 31, 2008 is as follows:

Fiscal Year	Amount
2009	$249,691
2010	94,804
Total	$344,495

Our minimum future equipment lease payments with General Electric Capital Corporation as of March 31, 2008, by fiscal year, are as follows:

Fiscal Year	Amount
2009	$101,873
2010	101,873
2011	101,873
2012	101,873
2013	101,873
2014	8,488
Total	$517,853

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

We state property and equipment at cost, with depreciation computed over the estimated useful lives of the assets, generally three to seven years. Prior to FY 08, we utilized the double-declining method of depreciation for property and equipment due to the expected usage of the property and equipment over time. This method is expected to continue throughout the life of this equipment. Manufacturing and production equipment acquired, but not placed in service, in FY 07 and manufacturing and production equipment acquired after FY 07 is of a different technology for which the straight-line method is more appropriate. Therefore, we will utilize the straight-line method of depreciation for this and other property and equipment starting April 1, 2007. This difference in depreciation methods utilized for manufacturing and production equipment is based on the technological differences of the equipment and does not constitute a change in accounting principle. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized.

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

Beginning in FY 07, we adopted Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values.

Risk Factors:

You should carefully consider the risk factors described below. If any of the following risk factors actually occur, our business, prospects, financial condition or results of operations would likely suffer. In such case, the trading price of our common stock could fall, resulting in the loss of all or part of your investment. You should look at all these risk factors in total. Some risk factors may stand on their own. Some risk factors may affect (or be affected by) other risk factors. You should not assume we have identified these connections. You should not assume that we will always update these and future risk factors in a timely manner. We are not undertaking any obligation to update these risk factors to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Among the factors that could cause future results and financial condition to be materially different from expectations are:

Our products may not be accepted by the market. The success of our products and our financial condition depends on the acceptance of AEM products by the medical community in commercially viable quantities during FY 08 and beyond. We cannot predict how quickly or how broadly AEM products will be accepted by the medical community. We need to continually educate the marketplace about the potential hazards involved in the use of conventional electrosurgical products during MIS procedures and the expected benefits associated with the use of AEM products. If we are unsuccessful in educating the marketplace about our technology and the hazards of conventional instruments, we will not create sufficient demand by hospitals and surgeons for AEM products and our financial condition, results of operations and cash flows could be adversely affected.

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

We may need additional funding to support our operations. We were formed in 1991 and have incurred losses of $16.5 million since that date. We have primarily financed research, development and operational activities with sales of our common stock. At March 31, 2008, we had $70,995 in cash available to fund future operations and, in addition, access to a line of credit for $1,394,000. We may find that investment in sales, marketing, research and development initiatives, merited by market opportunity, may result in our operating at a net loss from quarter to quarter. We may also find ourselves at a competitive disadvantage due to our constrained liquidity. On November 10, 2006, we entered into a credit facility agreement with Silicon Valley Bank. The terms of the credit facility include a line of credit for $2,000,000 for three years at an interest rate calculated at prime rate plus 1.25%. In connection with the credit facility, we issued warrants to Silicon Valley Bank to purchase 28,000 shares of our common stock at a per share price of $2.75. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. As of March 31, 2008, we had borrowed $606,000 from the credit facility. The credit facility requires us to meet certain financial covenants. In February 2008, we failed to meet the minimum quick debt ratio covenant. As a result, the lender has imposed a $750 monthly maintenance fee, additional financial reporting and we may ask for additional borrowings only at the beginning of each week instead of when needed. If we fail to comply with the restrictions contained in the credit facility and the lender does not waive such noncompliance, the resulting event of default could result in the lender accelerating the repayment of all outstanding amounts due under the credit facility. There can be no assurances that we would be successful in obtaining alternative sources of funding to repay these obligations should this event occur. In addition, should we need additional financing, we may not be able to obtain it on terms acceptable to us or at all.

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

If we do not continually enhance our products and keep pace with rapid technological changes, we may not be able to attract and retain customers. Our future success and financial performance will depend in part on our ability to meet the increasingly sophisticated needs of customers through the timely development and successful introduction of product upgrades, enhancements and new products. These upgrades, enhancements and new products are subject to significant technological risks. The medical device market is subject to rapid technological change, resulting in frequent new product introductions and enhancements of existing products, as well as the risk of product obsolescence. While we are currently developing new products and enhancing our existing product lines, we may not be successful in completing the development of the new products or enhancements. In addition, we must respond effectively to technological changes by continuing to enhance our existing products to incorporate emerging or evolving standards. We may not be successful in developing and marketing product enhancements or new products that respond to technological changes or evolving industry standards. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of those products, and our new products and product enhancements may not adequately meet the requirements of the marketplace and achieve commercially viable levels of market acceptance. If any potential new products, upgrades, or enhancements are delayed, or if any potential new products, upgrades, or enhancements experience quality problems or do not achieve such market acceptance, or if new products make our existing products obsolete, our financial position, results of operations and cash flows would be materially adversely affected.

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

If we fail to comply with the extensive regulatory requirements governing the manufacturing of our products, we could be subject to fines, suspensions or withdrawals of regulatory approvals, product recalls, suspension of manufacturing, operating restrictions and/or criminal prosecution. The manufacturing of our products is subject to extensive regulatory requirements administered by the Food and Drug Administration and other regulatory bodies. Inspection of our manufacturing facilities and processes can be conducted at any time, without prior notice, by such regulatory bodies. In addition, future changes in regulations or interpretations made by the Food and Drug Administration or other regulatory bodies, with possible retroactive effect, could adversely affect us. Changes in existing regulations or adoption of new regulations or policies could prevent us from obtaining, or affect the timing of, future regulatory approvals or clearances. We may not be able to obtain necessary regulatory approvals or clearances on a timely basis in the future, or at all. Delays in receipt of, failure to receive such approvals or clearances and/or failure to comply with existing or future regulatory requirements would have a material adverse effect on our financial position, results of operations and cash flows.

Our current patents, trade secrets and know-how may not provide a competitive advantage, the pending applications may not result in patents being issued, and our competitors may design around any patents issued to us. Our success will continue to depend in part on our ability to maintain patent protection for our products and processes, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. We have four issued U.S. patents on several technologies embodied in our AEM Monitoring System, AEM Instruments and related accessories and we have applied for additional U.S. patents. In addition, we have four issued foreign patents. There are between three years two months and seven years three months remaining on our AEM patents. The validity and breadth of claims coverage in medical technology patents involve complex legal and factual questions and may be highly uncertain. Also, patents may not protect our proprietary information and know-how or provide adequate remedies for us in the event of unauthorized use or disclosure of such information, and others may be able to develop competing technology, independent of such information. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation may be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us, to defend us against claimed infringement of the rights of others or to determine the ownership, scope or validity of our proprietary rights or those of others. Any such claims may require us to incur substantial litigation expenses and to divert substantial time and effort of management personnel and could substantially decrease the amount of capital available for our operations. An adverse determination in litigation involving the proprietary rights of others could subject us to significant liabilities to third parties, could require us to seek licenses from third parties, and could prevent us from manufacturing, selling or using our products. The occurrence of any such actual or threatened litigation or the effect on our business of such litigation may materially adversely affect our financial position, results of operations and cash flows. Additionally, our assessment that a patent is no longer of value could result in a significant charge against our earnings.

We depend on single source suppliers for certain of the key components of our products and sub-contractors to provide much of the materials used in the manufacturing of our products. The loss of a supplier or limitation in supply from existing suppliers could have a material adverse effect on our ability to manufacture our products until a new source of supply is located. Although we believe that there are alternative suppliers, any interruption in the supply of key components could have a material adverse effect on us. A sudden increase in customer demand may create a backorder situation as lead times for some of our critical materials are in excess of 12 weeks. We rely on subcontractors to provide products, either in the form of finished goods or sub-assemblies that we then assemble and test. While these sub-contractors reduce our total cost of manufacturing, they may not be as responsive to increased demand as we would be if we had our manufacturing capacity entirely in-house, which may limit our growth strategy and sales.

The potential fluctuation in future quarterly results may cause our stock price to fluctuate. We expect that our operating results could fluctuate significantly from quarter to quarter in the future and will depend upon a number of factors, many of which are outside our control. These factors include the extent to which our AEM technology and related accessories gain market acceptance; our investments in marketing, sales, research and development and administrative personnel necessary to support growth; our ability to expand our market share; actions of competitors; and, general economic conditions. The market value of our common stock has dramatically fluctuated in the past and is likely to fluctuate in the future. Any deviation could have an immediate and significant negative impact on the market price of our stock.

Our common stock is thinly traded, the prices at which it trades are volatile and the buying or selling actions of a few shareholders may adversely affect our stock price. As of May 31, 2008, we had a public float, which is defined as shares outstanding minus shares held by our officers, directors, or holders of greater than 5% of our outstanding common stock, of 2,902,327 shares, or 45% of our outstanding common stock. The average number of shares traded in any given day over the past year has been relatively small compared to the public float. Thus, the actions of a few shareholders either buying or selling shares of our common stock may adversely affect the price of the shares. Historically, thinly traded securities such as our common stock have experienced extreme price and volume fluctuations that do not necessarily relate to operating performance.

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

We depend on certain key personnel. We are highly dependent on a limited number of key management personnel, particularly our President and CEO, John R. Serino, and our Chairman of the Board, Roger C. Odell. Our loss of key personnel to death, disability or termination, or our inability to hire and retain qualified personnel, could have a material adverse effect on our financial position, results of operations and cash flow.

We may be delisted from the American Stock Exchange, which may cause our stock price to drop. On July 16, 2007, we received a notice from the American Stock Exchange (the “Amex”) that we did not satisfy a rule for continued listing on the Amex. The notice warned that we failed to comply with the requirements of the Amex Company Guide (the “Amex Guide”), which failure could jeopardize our continued listing on the Amex. The Amex Guide requires, among other things, that we have stockholders’ equity of not less than $4,000,000 because we have sustained losses from continuing operations and/or net losses in three out of our four most recent fiscal years. The notice letter required us to submit a compliance plan to the Amex advising the Amex of the action that we have taken, or that we will take, to bring us back  into compliance with all of the continued listing standards of the Amex Guide by January 9, 2009. We cannot assure that we will meet all the continued listing standards of the Amex Guide or increase our stockholders’ equity above $4,000,000 by January 2009 and if we fail to do so we may be subject to immediate delisting proceedings from Amex. Delisting from Amex would likely result in a less liquid trading market for our common stock, which could lead to more dramatic fluctuations in our stock price and may negatively impact the market price of our stock.

Item 7. Financial Statements and Supplementary Data.

The following financial statements are included in this Report:

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Encision Inc.

Boulder, Colorado

We have audited the accompanying balance sheets of Encision Inc. as of March 31, 2008 and 2007 and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Encision Inc. as of March 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/   Gordon, Hughes & Banks, LLP

Greenwood Village, Colorado

May 30, 2008

Encision Inc.

Balance Sheets

	March 31, 2008	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$70,995	$436,403
Accounts receivable, net of allowance for doubtful account of $15,000 at March 31, 2008 and $23,500 at March 31, 2007	1,452,770	1,194,373
Inventories, net of reserve for obsolescence of $65,000 at March 31, 2008 and $80,000 at March 31, 2007	2,270,953	1,764,227
Prepaid expenses	99,025	241,872
Total current assets	3,893,743	3,636,875
Equipment, at cost:
Furniture, fixtures and equipment	1,746,583	1,084,260
Customer-site equipment	644,946	612,553
Equipment-in-progress	30,240	233,357
Accumulated depreciation	(1,623,432)	(1,413,656)
Equipment, net	798,337	516,514
Patents, net of accumulated amortization of $116,652 at March 31, 2008 and $104,496 at March 31, 2007	199,246	153,066
Other assets	53,149	81,195
TOTAL ASSETS	$4,944,475	$4,387,650
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$536,755	$620,814
Accrued compensation	391,889	295,994
Other accrued liabilities	481,106	547,345
Total current liabilities	1,409,750	1,464,153
Long-term debt	606,000	—
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 6,447,100 and 6,430,437 shares issued and outstanding at March 31, 2008 and March 31, 2007, respectively	19,387,331	19,202,785
Accumulated (deficit)	(16,458,606)	(16,279,288)
Total shareholders’ equity	2,928,725	2,923,497
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,944,475	$4,387,650

The accompanying notes to financial statements are an integral part of these statements.

Encision Inc.

Statements of Operations

Years Ended	March 31, 2008	March 31, 2007
NET SALES	$12,065,659	$11,010,038
COST OF SALES	4,463,465	4,105,591
GROSS PROFIT	7,602,194	6,904,447
OPERATING EXPENSES:
Sales and marketing	5,083,521	4,508,410
General and administrative	1,405,357	1,427,831
Research and development	1,267,834	1,099,619
Total operating expenses	7,756,712	7,035,860
OPERATING LOSS	(154,518)	(131,413)
Interest income (expense), net	(35,450)	29,685
Other income (expense), net	10,650	11,651
Interest and other income (expense), net	(24,800)	41,336
LOSS BEFORE PROVISION FOR INCOME TAXES	(179,318)	(90,077)
Provision for income taxes	—	—
NET LOSS	$(179,318)	$(90,077)
Net loss per share—basic and diluted	$(0.03)	$(0.01)
Weighted average shares—basic and diluted	6,441,410	6,422,785

The accompanying notes to financial statements are an integral part of these statements.

Encision Inc.

Statements of Shareholders’ Equity

	Shares of Common Stock	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
BALANCES AT MARCH 31, 2006	6,398,146	$18,920,885	$(16,189,211)	$2,731,674
Net loss	—	—	(90,077)	(90,077)
Exercise of stock options	32,291	61,947	—	61,947
Compensation expense related to stock options	—	182,423	—	182,423
Estimated fair value of warrants issued in conjunction with line of credit	—	37,530	—	37,530
BALANCES AT MARCH 31, 2007	6,430,437	$19,202,785	$(16,279,288)	$2,923,497
Net loss	—	—	(179,318)	(179,318)
Exercise of stock options	16,663	45,740	—	45,740
Compensation expense related to stock options	—	138,806	—	138,806
BALANCES AT MARCH 31, 2008	6,447,100	$19,387,331	$(16,458,606)	$2,928,725

The accompanying notes to financial statements are an integral part of these statements.

Encision Inc.

Statements of Cash Flows

Years Ended	March 31, 2008	March 31, 2007
Cash flows from operating activities:
Net loss	$(179,318)	$(90,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	221,932	209,653
Stock-based compensation expense related to stock options	138,806	182,423
Stock-based interest expense related to warrants	12,508	4,833
Provision for doubtful accounts, net change	(8,500)	(14,500)
Provision for inventory obsolescence, net change	(15,000)	10,000
Change in operating assets and liabilities:
Accounts receivable	(249,897)	(237,379)
Inventories	(491,726)	(375,379)
Prepaid expenses and other assets	158,385	(185,058)
Accounts payable	(84,059)	321,048
Accrued compensation and other accrued liabilities	29,656	57,477
Net cash (used in) operating activities	(467,213)	(116,959)
Cash flows from investing activities:
Acquisition of property and equipment	(491,599)	(397,832)
Patent costs	(58,336)	(12,294)
Net cash (used in) investing activities	(549,935)	(410,126)
Cash flows from financing activities:
Borrowings from credit facility	606,000	—
Proceeds from the exercise of stock options	45,740	61,947
Net cash provided by financing activities	651,740	61,947
Net (decrease) in cash and cash equivalents	(365,408)	(465,138)
Cash and cash equivalents, beginning of fiscal year	436,403	901,541
Cash and cash equivalents, end of fiscal year	$70,995	$436,403

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$22,162	$—
Noncash cost related to warrants issued	$—	$32,697

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

We have, except for fiscal years 2004 and 2003 when we achieved profitable operations, incurred losses since our inception and have an accumulated deficit of $16,458,606 at March 31, 2008. Operations have been financed primarily through issuance of common stock. Our liquidity has substantially diminished because of such continuing operating losses, and we may be required to seek additional capital in the future.

Our strategic marketing and sales plan is designed to expand the use of our products in surgically active hospitals in the United States.

2. Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expense during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents. For purposes of reporting cash flows, we consider all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments. Our financial instruments consist of cash and cash equivalents and short-term trade receivables and payables. The carrying values of cash and cash equivalents and short-term receivables and payables approximate their fair value due to their short maturities.

Concentration of Credit Risk. Statement of Financial Accounting Standards (“SFAS”) 105, “Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk,” requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash. The amount on deposit with financial institutions does exceed the $100,000 federally insured limit at March 31, 2008. However, we believe that the financial institutions are financially sound and the risk of loss is minimal.

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

A summary of the activity in our allowance for doubtful accounts is as follows:

Years Ended	March 31, 2008	March 31, 2007
Balance, beginning of year	$23,500	$38,000
Provision for estimated losses	(2,207)	(4,791)
Write-off of uncollectible accounts	(6,293)	(9,709)
Balance, end of year	$15,000	$23,500

The net accounts receivable balance at March 31, 2008 of $1,452,770 included no more than 4% from any one customer. The net accounts receivable balance at March 31, 2007 of $1,194,373 included no more than 3% from any one customer.

Warranty Accrual. We provide for the estimated cost of product warranties at the time sales are recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is based upon historical experience and is also affected by product failure rates and material usage incurred in correcting a product failure. Should actual product failure rates or material usage costs differ from our estimates, revisions to the estimated warranty liability would be required. A summary of our warranty claims activity, included in other accrued liabilities, is as follows:

Years Ended	March 31, 2008	March 31, 2007
Balance, beginning of year	$100,000	$135,000
Provision for estimated warranty claims	2,561	(25,378)
Claims made	(27,561)	(9,622)
Balance, end of year	$75,000	$100,000

Inventories  Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At March 31, 2008 and 2007, inventory consisted of the following:

	March 31, 2008	March 31, 2007
Raw materials	$1,296,761	$1,166,607
Finished goods	1,039,192	677,620
Total gross inventories	2,335,953	1,844,227
Less reserve for obsolescence	(65,000)	(80,000)
Total net inventories	$2,270,953	$1,764,227

A summary of the activity in our inventory reserve for obsolescence is as follows:

Years Ended	March 31, 2008	March 31, 2007
Balance, beginning of year	$80,000	$70,000
Provision for estimated obsolescence	26,951	36,199
Write-off of obsolete inventory	(41,951)	(26,199)
Balance, end of year	$65,000	$80,000

Property and Equipment. Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally three to seven years. Prior to FY 08, we utilized the double-declining method of depreciation for property and equipment due to the expected usage of the property and equipment over time. This method is expected to continue throughout the life of this equipment. Manufacturing and production equipment acquired, but not placed in service, in FY 07 and manufacturing and production equipment acquired after FY 07 is of a different technology for which the straight-line method is more appropriate. Therefore, we will use the straight-line method of depreciation for this and other property and equipment starting April 1, 2007. This difference in depreciation methods utilized for manufacturing and production equipment is based on the technological differences of the equipment and does not constitute a change in accounting principle. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized. Depreciation expense for the years ended March 31, 2008 and 2007 was $209,776 and $197,146, respectively.

Long-Lived Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A long-lived asset is considered impaired when estimated future cash flows related to the asset, undiscounted and without interest, are insufficient to recover the carrying amount of the asset. If deemed impaired, the long-lived asset is reduced to its estimated fair value. Long-lived assets to be disposed of are reported at the lower of their carrying amount or estimated fair value less cost to sell.

Patents. The costs of applying for patents are capitalized and amortized on a straight-line basis over the lesser of the patent’s economic or legal life (17 years in the United States). Capitalized costs are expensed if patents are not granted. We review the carrying value of our patents periodically to determine whether the patents have continuing value and such reviews could result in the conclusion that the recorded amounts have been impaired. A summary of our patents at March 31, 2008 and 2007 is as follows:

	March 31, 2008	March 31, 2007
Patents issued	$172,788	$172,788
Accumulated amortization	(116,652)	(104,496)
Patents issued, net of accumulated amortization	56,136	68,292

Patent applications	201,740	143,403
Reserve for patent applications	(58,629)	(58,629)
Patent applications, net of reserve	143,111	84,774

Total net patents	$199,246	$153,066

Accrued Liabilities. We have accrued $75,000 related to warranty claims, $107,034 related to sales commissions and $58,890 related to rent normalization and have included these amounts in accrued liabilities in the accompanying balance sheet at March 31, 2008. At March 31, 2007, we had accrued $100,000 related to warranty claims, $136,128 related to sales commissions and $96,822 related to rent normalization and included these amounts in accrued liabilities in the accompanying balance sheet at March 31, 2007.

Income Taxes. We account for income taxes under the provisions of Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. SFAS 109 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized. During fiscal years 2008 and 2007, no tax benefit was obtained from our loss. As a result, no tax benefit is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed (Note 5).

Sales Recognition. Sales from product sales is recorded when we ship the product and title has passed to the customer, provided that we have evidence of a customer arrangement and can conclude that collection is probable. Our shipping policy is FOB Shipping Point. We recognize revenue from sales to stocking distributors when there is no right of return, other than for normal warranty claims. We have no ongoing obligations related to product sales, except for normal warranty.

Research and Development Expenses. We expense research and development costs for products and processes as incurred.

Stock-Based Compensation. Beginning in fiscal year 2007, we adopted Statement of Financial Accounting Standards 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion  25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal year 2007. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We have adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of our fiscal year 2007. Our financial statements as of and for fiscal years 2008 and 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for fiscal years 2008 and 2007 was $138,806 and $182,423, respectively, which consisted of stock-based compensation expense related to employee stock options.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the accompanying statement of operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in our statement of operations because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our statement of operations for fiscal years 2008 and 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of March 31, 2008, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to July 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all share-based payment is recognized using the straight-line, single-option method. As stock-based compensation expense recognized in the accompanying statement of operations for fiscal years 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to fiscal year 2007, we accounted for forfeitures as they occurred.

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

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

Stock-based compensation expense related to employee stock options under SFAS 123(R) for fiscal years 2008 and 2007 was allocated as follows:

Years Ended	March 31, 2008	March 31, 2007
Sales and marketing	$31,097	$42,358
General and administrative	90,135	112,957
Research and development	17,574	27,108
Stock-based compensation expense included in operating expenses	$138,806	$182,423

Comprehensive Income (Loss). We have adopted the provisions of SFAS 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 establishes standards for reporting and display of comprehensive income or loss and its components in a full set of general-purpose financial statements. For fiscal years ended March 31, 2008 and 2007, we had no comprehensive income items.

Segment Reporting. We have concluded that we have one operating segment.

Basic and Diluted Income and Loss per Common Share. Net income or loss per share is calculated in accordance with SFAS 128, “Earnings Per Share” (“SFAS 128”). Under the provisions of SFAS 128, basic net income or loss per common share is computed by dividing net income or loss for the period by the weighted average number of common shares outstanding for the period. Diluted net income or loss per common share is computed by dividing the net income or loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. As a result of our net loss in fiscal years 2008 and 2007, all potentially dilutive securities in the loss year would be anti-dilutive and were excluded from the computation of diluted loss per share, and there are no differences between basic and diluted per share amounts for the loss year presented.

The following table presents the calculation of basic and diluted net loss per share:

Years Ended	March 31, 2008	March 31, 2007
Net income (loss)	$(179,318)	$(90,077)
Weighted-average shares — basic	6,447,100	6,422,785
Effect of dilutive potential common shares	—	—
Weighted-average shares — diluted	6,447,100	6,422,785
Net income (loss) per share — basic	$(0.03)	$(0.01)
Net income (loss) per share — diluted	$(0.03)	$(0.01)
Antidilutive employee stock options	425,000	415,000

Recently Issued Accounting Standards. Effective April 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes.” FIN 48  Requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is not met, a company must measure the tax position to determine the amount to recognize in the financial statements. The application of income tax law and regulations is inherently complex and subject to change. We are required to make many subjective assumptions and judgments regarding the income tax exposures. Changes in these subjective assumptions and judgments can materially affect amounts recognized in our financial statements. At the adoption date of April 1, 2007 and at March 31, 2008, we had no unrecognized tax benefits which would affect the effective tax rate if recognized, and as of March 31, 2008, we had no accrued interest or penalties related to uncertain tax positions. On initial application, FIN 48 was applied to all tax positions for which the statute of limitations remained open. As we have a federal net operating loss carryover from the fiscal year ended March 31, 1994 forward, except for fiscal years ended March 31, 2003 and 2004, all tax years from fiscal year ended March 31, 1994 forward are subject to examination. As states have varying carryforward periods, the states are generally subject to examination for the previous 15 years or less.

In February 2007, the FASB issued Statement of Financial Standards No. 159 (“FASB 159”), “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. FASB 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FASB 159 is effective for fiscal years beginning after November 15, 2007. We do not believe that the adoption of SFAS 159 will have a material impact on our results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time. We are still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We believe that SFAS 160 should not have a material impact on our financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We are still assessing the impact of this pronouncement.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We are still assessing the impact of this pronouncement.

3. Shareholders’ Equity

Stock Option Plan  We adopted our 2007 Stock Option Plan (the “Plan,” as summarized below) to promote our and our shareholders’ interests by helping us to attract, retain and motivate our key employees and associates. Under the terms of the Plan, the Board of Directors may grant either “nonqualified” or “incentive” stock options, as defined by the Internal Revenue Code and related regulations. The purchase price of the shares subject to a stock option will be the fair market value of our common stock on the date the stock option is granted. Generally, vesting of stock options occurs such that 20% becomes exercisable one year after the date of grant and 20% becomes exercisable each year thereafter. Generally, all stock options must be exercised within five years from the date granted. The number of common shares reserved for issuance under the Plan is 700,000 shares of common stock, subject to adjustment for dividend, stock split or other relevant changes in our capitalization.

Statement of Financial Accounting Standards 123(R)  Beginning in fiscal year 2007, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options based on estimated fair values. Stock-based compensation expense related to employee stock options under SFAS 123(R) for fiscal years 2008 and 2007 was allocated as follows:

Years Ended	March 31, 2008	March 31, 2007
Sales and marketing	$31,097	$42,358
General and administrative	90,135	112,957
Research and development	17,574	27,108
Stock-based compensation expense included in operating expenses	$138,806	$182,423

Upon adoption of SFAS 123(R) the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of financial information in accordance with SFAS 123. The use of a Black-Scholes model requires the use of actual employee exercise behavior data and the use of a number of assumptions including expected volatility, risk-free interest rate and expected dividends. Employee stock options for 45,000 shares of stock were granted during fiscal year 2008.

As of March 31, 2008, $279,000 of total unrecognized compensation costs related to nonvested stock is expected to be recognized over a weighted-average period of two years. The weighted-average assumptions for employee stock options are summarized as follows:

Years Ended	March 31, 2008	March 31, 2007
Risk-free interest rate	3.0%	5.0%
Expected life (in years)	5.0	5.0
Expected volatility	49%	63%
Expected dividend	0%	0%

To estimate expected lives of options for this valuation, it was assumed options would be exercised upon becoming fully vested. All options are initially assumed to vest. Cumulative compensation cost recognized in net income or loss with respect to options that are forfeited prior to vesting is adjusted as a reduction of compensation expense in the period of forfeiture. The volatility of the stock is based on the historical volatility for the period that approximates the expected lives of the options being valued. Fair value computations are highly sensitive to the volatility factor; the greater the volatility, the higher the computed fair value of options granted.

The total fair value of options granted was computed to be approximately $43,675 and $78,082, for the fiscal years ended March 31, 2008 and 2007, respectively. For disclosure purposes, these amounts are amortized ratably over the vesting periods of the options. Effects of stock-based compensation, net of the effect of forfeitures, totaled $138,806 and $182,423 for fiscal years 2008 and 2007, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the use of assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options. A summary of our stock option activity and related information for each of the fiscal years ended March 31, 2008 and 2007 is as follows:

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT MARCH 31, 2006	448,017	$2.73
Granted	40,000	3.38
Exercised	(32,291)	1.92
Forfeited/expired	(40,726)	2.63
BALANCE AT MARCH 31, 2007	415,000	$2.86
Granted	45,000	2.09
Exercised	(16,663)	2.75
Forfeited/expired	(18,337)	2.73
BALANCE AT MARCH 31, 2008	425,000	$2.79

The following table summarizes information about employee stock options outstanding and exercisable at March 31, 2008:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$1.44 - $2.40	60,000	1.6	$1.93	21,111	$1.92
$2.53 - $2.89	285,000	1.5	$2.81	248,571	$2.81
$3.00 - $3.75	80,000	2.2	$3.36	49,466	$3.36
	425,000	1.6	$2.79	319,148	$2.84

Of the 425,000 options exercisable as of March 31, 2008, 75,000 represent nonqualified stock options and 350,000 represent incentive stock options. The exercise price of all options granted through March 31, 2008 has been equal to or greater than the fair market value, as determined by our Board of Directors or based upon publicly quoted market values of our common stock on the date of the grant. As of March 31, 2008, options for 660,000 shares of our common stock are available for grant under the Plan.

4. Commitments and Contingencies

We currently lease our facilities under noncancelable lease agreements through August 14, 2009 at 6797 Winchester Circle, Boulder, Colorado. The minimum future lease payment by fiscal year as of March 31, 2008 is as follows:

Fiscal Year	Amount
2009	$249,691
2010	94,804
Total	$344,495

Our minimum future equipment lease payments with General Electric Capital Corporation as of March 31, 2008, by fiscal year, are as follows:

Fiscal Year	Amount
2009	$101,873
2010	101,873
2011	101,873
2012	101,873
2013	101,873
2014	8,488
Total	$517,853

Rent expense for our facilities for the fiscal years ended March 31, 2008 and 2007 was $179,505 and $129,237, respectively. Rent expense for our equipment for the fiscal years ended March 31, 2008 and 2007 was $93,777 and $0, respectively.

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine our and their compliance with these regulations. As of March 31, 2008, we believe we were in substantial compliance with all known regulations. FDA inspections are conducted periodically at the discretion of the FDA. We were last inspected in May 2004 and were notified of six potential deficiencies from that inspection, none of which we believe to be material.

We were granted a Certificate to Foreign Government in October 11, 2000 that states in part that, based on the last periodic inspection, we were in substantial compliance with current good manufacturing processes, thereby allowing us to ship products to foreign countries.

Our obligation with respect to employee severance benefits is minimized by the “at will” nature of the employee relationships. Our total obligation as of March 31, 2008 with respect to contingent severance benefit obligations is less than $150,000.

On November 10, 2006, we entered into a credit facility agreement with Silicon Valley Bank. The terms of the credit facility include a line of credit for $2,000,000 for three years at an interest rate calculated at prime rate plus 1.25%. In connection with the credit facility, we issued warrants to Silicon Valley Bank to purchase 28,000 shares of our common stock at a per share price of $2.75. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. The credit facility requires us to meet certain financial covenants. In February 2008, we failed to meet the minimum defined quick debt ratio covenant. As a result, the lender has imposed a $750 monthly maintenance fee, additional financial reporting and we may ask for additional borrowings only at the beginning of each week instead of when needed.

5. Income Taxes

The provision for income taxes consists of the following:

Years Ended	March 31, 2008	March 31, 2007
Current:
Federal	$—	$—
State	—	—
Total current	—	—
Deferred:
Federal	71,000	156,000
State	7,000	16,000
Total deferred	78,000	172,000
Decrease in valuation allowance	(78,000)	(172,000)
Total	$—	$—

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

Years Ended	March 31, 2008	March 31, 2007
Federal statutory rate	$(61,000)	$(31,000)
Effect of:
State taxes, net of federal tax benefit	(6,000)	(3,000)
Other	65,000	80,000
Valuation allowance	2,000	(46,000)
Total	$—	$—

The components of the deferred tax asset are as follows:

Years Ended	March 31, 2008	March 31, 2007
Credits and net operating loss carryforwards	$6,011,000	$6,059,000
Other	127,000	157,000
Gross deferred tax assets	6,138,000	6,216,000
Valuation allowance	(6,138,000)	(6,216,000)
Total deferred tax assets	$—	$—

We believe that based on all available evidence, it is more likely than not that the deferred tax assets will not be fully realized. Accordingly, a valuation allowance has been recorded against the deferred tax asset.

As of March 31, 2008, we had approximately $16.4 million of net operating loss carryovers for tax purposes. Additionally, we have certain research and development tax credits available to offset future federal and state income taxes. The net operating loss and credit carryovers begin to expire in the fiscal year ended March 31, 2009. In the fiscal years ended March 31, 2009, 2010 and 2011, net operating losses of approximately $900,000, $1,000,000 and $1,300,000, respectively, will begin to expire if sufficient taxable income is not available to use them. Our net operating loss carryovers at March 31, 2008 include $582,000 in income tax deductions related to stock options which will be tax effected and the benefit will be reflected as a credit to additional paid-in capital when realized. The Internal Revenue Code contains provisions, which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests.

6. Legal Proceedings

We are not involved in any legal proceeding. We may become involved in litigation in the future in the normal course of business.

7. Major Customers/Suppliers

We depend on sales that are generated from hospitals’ ongoing usage of AEM surgical instruments. In fiscal year 2008, we generated sales from over 350 hospitals that have changed to AEM products, but no hospital customer contributed more than 3% to the total sales. Approximately 50% of the new hospital accounts in fiscal years 2008 and 2007 were from hospitals affiliated with group purchasing organizations, Novation and Premier, with whom we signed supplier agreements in 2002 with an extension with Novation through January 31, 2009 and a new three year agreement with Premier effective as of June 1, 2008. In fiscal year 2008, we depended upon one vendor for approximately 17% of our purchases.

8. Defined Contribution Employee Benefit Plan

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

9. Quarterly Results (Unaudited)

(In thousands, except per share amounts)

Quarter Ended	Mar. 31, 2008	Dec. 31, 2007	Sep. 30, 2007	June 30, 2007	Mar. 31, 2007	Dec. 31, 2006	Sep. 30, 2006	June 30, 2006
Net sales	$3,183	$3,131	$3,092	$2,659	$2,817	$2,787	$2,652	$2,754
Gross profit	$2,020	$2,028	$1,926	$1,628	$1,767	$1,733	$1,699	$1,706
Operating income (loss)	$61	$67	$6	$(288)	$(179)	$(61)	$12	$97
Net income (loss)	$49	$59	$8	$(295)	$(177)	$(49)	$32	$104
Net income (loss) per share—basic and diluted	$0.01	$0.01	$0.00	$(0.05)	$(0.03)	$(0.01)	$0.01	$0.02

10. Recent Developments

On July 16, 2007, we received a letter from AMEX stating that we were not in compliance with Section 1003(a)(ii) of the Amex Company Guide due to stockholders’ equity of less than $4,000,000 and losses from continuing operations and/or net losses in three out of four of our most recent fiscal years. On August 15, 2007, we provided AMEX with information regarding our plan of compliance and financial projections. Based on a review of this information and conversations between AMEX Staff and our representatives, AMEX agreed to extend the period by which we must regain compliance with its listing standards to January 16, 2009. We will be subject to periodic review by the AMEX Staff regarding our compliance plan during the extension period. Failure to make progress consistent with the plan could result in commencement of immediate delisting proceedings by AMEX.

11. Subsequent Event

We have signed a new three year GPO agreement with Premier effective as of June 1, 2008.

Item 8 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8 (T). Controls and Procedures.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities and Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment of internal control over financial reporting, management has concluded that, as of March 31, 2008, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes In Internal Control Over Financial Reporting

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

Item 8 B. Other Information

   None

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement for its 2009 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2008.

Item 10. Executive Compensation.

Information in response to this item is incorporated by reference from the registrant’s definitive statement for its 2009 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2008.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement for its 2009 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2008.

The following table summarizes certain information regarding our equity compensation plan as of March 31, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (1)

Equity compensation plans approved by security holders	425,000	$2.79	660,000

Equity compensation plans not approved by security holders	—	—	—
Total	425,000	$2.79	660,000

(1) Shares issued and available under the 2007 Stock Option Plan.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement for its 2009 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2008.

Item 13. Exhibits.

(a)  Exhibits - The following exhibits are attached to this report on Form 10-KSB or are incorporated herein by reference:

3.1                         Articles of Incorporation of the Company, as amended. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).

3.2                         Bylaws of the Company. (Incorporated by reference from Current Report on Form 8-K filed on October 30, 2007).

4.1                         Form of certificate for shares of Common Stock. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).

10.1                   Lease Agreement dated June 3, 2004 between Encision Inc. and DaPuzzo Investment Group, LLC (Incorporated by reference from Quarterly Report on Form 10-QSB filed on August 12, 2004).

10.2                   Encision Inc. 2007 Stock Option Plan. (Incorporated by reference from Proxy Statement dated June 30, 2007).

10.3                   Loan and Security Agreement between Encision Inc. and Silcon Valley Bank (Incorporated by reference from Current Report on Form 8-K filed on November 10, 2006).

23.1                   Consent of Independent Registered Public Accounting Firm, Gordon, Hughes and Banks, LLP.

31.1                   Section 302 Certification of Principal Executive Officer

31.2                   Section 302 Certification of Principal Financial and Accounting Officer

32.1                   Section 906 Certifications

Item 14. Principal Accountant Fees and Services.

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement for its 2009 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 27, 2008.	ENCISION INC.

	By:	/s/ Marcia K. McHaffie

Marcia K. McHaffie
Controller
Principal Accounting Officer & Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Bruce L. Arfmann	June 27, 2008
Bruce L. Arfmann
Director

/s/ Robert H. Fries	June 27, 2008
Robert H. Fries
Director

/s/ Vern D. Kornelsen	June 27, 2008
Vern D. Kornelsen
Director

/s/ George A. Stewart	June 27, 2008
George A. Stewart
Director

/s/ John R. Serino	June 27, 2008
John R. Serino
President and CEO
Principal Executive Officer
Director

/s/ David W. Newton	June 27, 2008
David W. Newton
Vice President - Technology
Director

/s/ Roger C. Odell	June 27, 2008
Roger C. Odell
Chairman of the Board and Vice-President – Business Development
Director