Form 10-Q
period 2008-06-30
ENCISION INC
filed 2008-08-14
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number   0-28604

ENCISION INC.

(Exact name of registrant as specified in its charter)

Colorado	84-1162056
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6797 Winchester Circle

Boulder, Colorado  80301

(Address of principal executive offices)

(303) 444-2600

(Registrant’s telephone number)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	6,455,100 Shares
(Class)	(outstanding at July 31, 2008)

Transitional Small Business Disclosure Format

Yes   ☐     No   ☒

ENCISION INC.

FORM 10-Q

For the Quarter Ended June 30, 2008

PART I                  FINANCIAL INFORMATION

ITEM 1 – CONDENSED INTERIM FINANCIAL STATEMENTS

Encision Inc.

Condensed Balance Sheets

(unaudited)

	June 30, 2008	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$46,055	$70,995
Accounts receivable, net of allowance for doubtful accounts of $12,500 at June 30, 2008 and $15,000 at March 31, 2008	1,273,565	1,452,770
Inventories, net of reserve for obsolescence of $50,000 at June 30, 2008 and $65,000 at March 31, 2008	2,050,090	2,270,953
Prepaid expenses	147,904	99,025
Total current assets	3,517,614	3,893,743
Equipment, at cost:
Furniture, fixtures and equipment	1,813,805	1,776,823
Customer-site equipment	657,717	644,946
Accumulated depreciation	(1,671,541)	(1,623,432)
Equipment, net	799,981	798,337
Patents, net of accumulated amortization of $119,691 at June 30, 2008 and $116,652 at March 31, 2008	199,747	199,246
Other assets	45,988	53,149
TOTAL ASSETS	$4,563,330	$4,944,475
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$611,051	$536,755
Accrued compensation	267,214	391,889
Line of credit	432,876	—
Other accrued liabilities	437,242	481,106
Total current liabilities	1,748,383	1,409,750
Long-term debt	—	606,000
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 6,455,100 and 6,447,100 shares issued and outstanding at June 30, 2008 and March 31, 2008, respectively	19,437,854	19,387,331
Accumulated (deficit)	(16,622,907)	(16,458,606)
Total shareholders’ equity	2,814,947	2,928,725
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,563,330	$4,944,475

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

Three Months Ended	June 30, 2008	June 30, 2007
NET SALES	$3,093,966	$2,659,271
COST OF SALES	1,229,546	1,030,952
GROSS PROFIT	1,864,420	1,628,319
OPERATING EXPENSES:
Sales and marketing	1,374,152	1,213,857
General and administrative	366,909	372,438
Research and development	288,754	330,171
Total operating expenses	2,029,815	1,916,466
OPERATING LOSS	(165,395)	(288,147)
Interest expense, net	(18,672)	(4,861)
Other income (expense), net	19,766	(2,351)
Interest and other income (expense), net	1,094	(7,212)
LOSS BEFORE PROVISION FOR INCOME TAXES	(164,301)	(295,359)
Provision for income taxes	—	—
NET LOSS	$(164,301)	$(295,359)
Net loss per share—basic and diluted	$(0.03)	$(0.05)
Weighted average shares—basic and diluted	6,449,774	6,432,096

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Cash Flows

(Unaudited)

Three months ended	June 30, 2008	June 30, 2007
Cash flows from operating activities:
Net loss	$(164,301)	$(295,359)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	51,148	42,799
Stock-based compensation expense related to stock options	39,003	38,874
Stock-based interest expense related to warrants	3,127	3,127
Provision for doubtful accounts, net	(2,500)	10,500
Provision for inventory obsolescence	(15,000)	—
Change in operating assets and liabilities:
Accounts receivable	181,705	70,549
Inventories	235,863	(170,756)
Prepaid expenses and other assets	(44,845)	96,306
Accounts payable	74,296	151,396
Accrued compensation and other accrued liabilities	(168,539)	(53,846)
Net cash provided by (used in) operating activities	189,957	(106,410)
Cash flows from investing activities:
Acquisition of property and equipment	(49,753)	(228,803)
Patent costs	(3,540)	(26,996)
Net cash used in investing activities	(53,293)	(255,799)
Cash flows from financing activities:
Paydown of credit facility	(173,124)	—
Proceeds from the exercise of stock options	11,520	14,250
Net cash provided by (used in) financing activities	(161,604)	14,250
Net decrease in cash and cash equivalents	(24,940)	(347,959)
Cash and cash equivalents, beginning of period	70,995	436,403
Cash and cash equivalents, end of period	$46,055	$88,444

The accompanying notes to financial statements are an integral part of these condensed statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2008

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

We have, except for fiscal years 2004 and 2003 when we achieved profitable operations, incurred losses since our inception and have an accumulated deficit of $16,622,907 at June 30, 2008. Operations have been financed primarily through issuances of our common stock. Our liquidity has substantially diminished because of such continuing operating losses, and we may be required to seek additional capital in the future.

Our strategic marketing and sales plan is designed to expand the use of our products in surgically active hospitals in the United States. We expect these efforts to result in continued sales increases for fiscal year 2009.

(2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  The condensed interim financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto, included in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2008, filed on June 28, 2008.

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

Use of Estimates in the Preparation of Financial Statements.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expense during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents.  For purposes of reporting cash flows, we consider all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments.  In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model.

We adopted SFAS 157 as of April 1, 2008. Our financial instruments consist of cash and cash equivalents and short-term trade receivables and payables. The carrying values of cash and cash equivalents and short-term receivables and payables approximate their fair value due to their short maturities.

Concentration of Credit Risk.  Statement of Financial Accounting Standards (“SFAS”) 105, “Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk,” requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash. The amount of cash that we have on deposit with financial institutions exceeds the $100,000 federally insured limit at March 31, 2008. However, we believe that the financial institutions are financially sound and the risk of loss is minimal.

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

Accounts receivable are typically unsecured and are derived from transactions with and from entities in the healthcare industry primarily located in the United States. Accordingly, we may be exposed to credit risk generally associated with the healthcare industry. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The net accounts receivable balance at June 30, 2008 of $1,273,565 included no more than 4% from any one customer. The net accounts receivable balance at March 31, 2008 of $1,452,770 included no more than 4% from any one customer.

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

Inventories.  Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At June 30, 2008 and March 31, 2008, inventory consisted of the following:

	June 30, 2008	March 31, 2008
Raw materials	$1,144,809	$1,296,761
Finished goods	955,281	1,039,192
Total gross inventories	2,100,090	2,335,953
Less reserve for obsolescence	(50,000)	(65,000)
Total net inventories	$2,050,090	$2,270,953

Property and Equipment. Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally three to seven years. Prior to fiscal year 2008, we utilized the double-declining method of depreciation for property and equipment due to the expected usage of the property and equipment over time. This method is expected to continue throughout the life of this equipment. Manufacturing and production equipment acquired, but not placed in service, in fiscal year 2007 and manufacturing and production equipment acquired after fiscal year 2007 is of a different technology for which the straight-line method is more appropriate. Therefore, we used the straight-line method of depreciation for this and other property and equipment starting April 1, 2007. This difference in depreciation methods utilized for manufacturing and production equipment is based on the technological differences of the equipment and does not constitute a change in accounting principle. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized.

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

Patents.  The costs of applying for patents are capitalized and amortized on a straight-line basis over the lesser of the patent’s economic or legal life (17 years in the United States). Capitalized costs are expensed if patents are not granted. We review the carrying value of our patents periodically to determine whether the patents have continuing value, and such reviews could result in the conclusion that the recorded amounts have been impaired.

Accrued Liabilities.  We have accrued $75,000 related to warranty claims, $71,760 related to sales commissions and $48,927 related to rent normalization and have included these amounts in accrued liabilities in the accompanying balance sheet at June 30, 2008. At March 31, 2008, we had accrued $75,000 related to warranty claims, $107,034 related to sales commissions and $58,890 related to rent normalization and have included these amounts in accrued liabilities in the accompanying balance sheet at March 31, 2008.

Income Taxes.  We account for income taxes under the provisions of SFAS 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. SFAS 109 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized. During fiscal years 2008 and 2007, no tax benefit was obtained from our loss. As a result, no tax benefit is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed.

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

Stock-Based Compensation.  Beginning in fiscal year 2007, we adopted SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion  25, “Accounting for Stock Issued to Employees” (“APB 25”), for periods beginning in fiscal year 2007. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We have adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of our fiscal year 2007. Our financial statements as of and for fiscal years 2008 and 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended June 30, 2008 and 2007 was $39,003 and $38,874, respectively, which consisted of stock-based compensation expense related to grants of employee stock options.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the accompanying statement of operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, no stock-based compensation expense had been recognized in our statement of operations because the exercise price of our stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our statement of operations for the three months ended June 30, 2008 and 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of June 30, 2008, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to July 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all share-based payment is recognized using the straight-line, single-option method. As stock-based compensation expense recognized in the accompanying statements of operations for the three months ended June 30, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Upon adoption of SFAS 123(R), we continued to use the Black-Scholes option-pricing model (“Black-Scholes model”), which was previously used for our pro forma information required under SFAS 123. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

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

Basic and Diluted Income and Loss per Common Share.  Net income or loss per share is calculated in accordance with SFAS 128, “Earnings Per Share” (“SFAS 128”). Under the provisions of SFAS 128, basic net income or loss per common share is computed by dividing net income or loss for the period by the weighted average number of common shares outstanding for the period. Diluted net income or loss per common share is computed by dividing the net income or loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. As a result of our net loss for the three months ended June 30, 2008 and 2007, all potentially dilutive securities in the loss year would be anti-dilutive and were excluded from the computation of diluted loss per share, and there are no differences between basic and diluted per share amounts for the loss year presented.

The following table presents the calculation of basic and diluted net loss per share:

Three Months Ended	June 30, 2008	June 30, 2007
Net loss	$(164,301)	$(295,359)
Weighted-average shares — basic	6,449,774	6,432,096
Effect of dilutive potential common shares	—	—
Weighted-average shares — diluted	6,449,774	6,432,096
Net loss per share — basic	$(0.03)	$(0.05)
Net loss per share — diluted	$(0.03)	$(0.05)
Antidilutive employee stock options	415,000	415,000

(3)       COMMITMENTS AND CONTINGENCIES

We currently lease our facilities at 6797 Winchester Circle, Boulder, Colorado under noncancelable lease agreements through August 14, 2009. The minimum future lease payment by fiscal year as of June 30, 2008 is as follows:

Fiscal Year	Amount
2009 (nine months remaining)	$187,268
2010	94,804
Total	$282,072

Our minimum future equipment lease payments with General Electric Capital Corporation as of June 30, 2008, by fiscal year, are as follows:

Fiscal Year	Amount
2009 (nine months remaining)	$76,405
2010	101,873
2011	101,873
2012	101,873
2013	101,873
2014	8,488
Total	$492,385

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine compliance with these regulations. We believe that we were in substantial compliance with all known regulations as of June 30, 2008. FDA inspections are conducted periodically at the discretion of the FDA. Our latest inspection by the FDA occurred in May 2004.

(4)       VALUATION AND EXPENSE INFORMATION UNDER SFAS 123(R)

On April 1, 2006, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options, based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the three months ended June 30, 2008 and 2007, which was allocated as follows:

Three Months Ended	June 30, 2008	June 30, 2007
Cost of sales	$210	$—
Sales and marketing	7,059	9,944
General and administrative	26,913	24,806
Research and development	4,821	4,124
Stock-based compensation expense included in operating expenses	$39,003	$38,874

The Black-Scholes model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk-free interest rate and expected dividends. Employee stock options to purchase 5,000 shares of stock were granted during the three months ended June 30, 2008.

As of June 30, 2008, $262,000 of total unrecognized compensation costs related to nonvested stock is expected to be recognized over a weighted-average period of two years.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this section on Management’s Discussion and Analysis are not historical facts, including statements about our strategies and expectations with respect to new and existing products, market demand, acceptance of new and existing products, marketing efforts, technologies and opportunities, market and industry segment growth, and return on investments in products and markets. These statements are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward looking statements. All forward looking statements in this section on Management’s Discussion and Analysis are based on information available to us on the date of this document, and we assume no obligation to update such forward looking statements. Readers of this Form 10-Q are strongly encouraged to review the section entitled “Risk Factors” in our Form 10-KSB for the fiscal year ended March 31, 2008.

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

AEM technology has been recommended and endorsed by sources from various groups involved in minimally-invasive surgery. Surgeons, nurses, biomedical engineers, the medicolegal community, malpractice insurance carriers and electrosurgical device manufacturers advocate the use of AEM technology. Recommendations from the malpractice insurance and medicolegal communities complement the broad clinical endorsements AEM technology has garnered over the past few years.

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

We have focused our marketing strategies to date on expanding the market awareness of the AEM technology and our broad independent endorsements and have continued efforts to improve and expand the AEM product line. Accordingly, we are currently focusing on modernizing our accepted AEM instruments to include ergonomics and user functionalities for which surgeons have been expressing a preference. During fiscal year 2006, we announced enTouch™, an ergonomically-designed handle for our articulating instruments, and we plan to introduce new additions to the AEM product line in fiscal year 2009.

When a hospital changes to AEM technology, we receive recurring sales from sales of replacement instruments. We believe that there is no directly competing technology to supplant AEM products once a hospital switches to our products. The replacement market of reusable and disposable AEM products in hospitals that use our AEM technology represented over 90% of our sales during the three months ended June 30, 2008. This sales stream is expected to grow as the base of hospitals that switch to AEM technology continues to grow. In addition, we intend to develop disposable versions of more of our AEM products in order to meet market demands and expand our sales opportunities.

We have, except for fiscal years 2004 and 2003 when we achieved profitable operations, incurred losses since our inception and have an accumulated deficit of $16,622,907 at June 30, 2008. Operations have been financed primarily through issuance of our common stock. Our liquidity has substantially diminished because of such continuing operating losses, and we may be required to seek additional capital in the future.

During the three months ended June 30, 2008, we provided $189,957 of cash from our operations and used $49,753 for investments in equipment. As of June 30, 2008, we had $46,055 in cash and cash equivalents available to fund future operations, a decrease of $24,940 from March 31, 2008. As of June 30, 2008, we borrowed $432,876 from our credit facility, a decrease of $173,124 from March 31, 2008. Our working capital was $2,202,107 at June 30, 2008 compared to $2,483,993 at March 31, 2008.

Historical Perspective

We were organized in 1991 and spent several years developing the AEM monitoring system and protective sheaths to adapt to conventional electrosurgical instruments. During this period, we conducted product trials and applied for patents with the United States Patent Office and international patent agencies. Patents were issued to us in 1994, 1996, 1997, 1998 and 2002.

As we evolved, it became clear to us that our AEM technology needed to be integrated into the standard laparoscopic instrument design. As the development program proceeded, it also became apparent that the merging of electrical and mechanical engineering skills in the instrument development process for our patented, integrated electrosurgical instruments was a complex and difficult task. As a result, instruments with integrated AEM technology were not completed for several years. Prior to offering a full range of laparoscopic electrosurgical instrumentation, it was difficult for hospitals to commit to the AEM solution, as we did not have adequate comparable surgical instrument options to meet surgeons’ demands. As of fiscal year 2005, a sufficiently broad product line was available to provide hospital operating rooms with AEM instruments in most of the designs common for laparoscopic surgery.

The launch of an expanded line of AEM instruments was accomplished over the past three years. We are now turning our focus to developing next generation versions of our AEM instruments to better meet market demands, particularly the demand for improved ergonomics and simplified user functionalities. This strategy coincides with the independent endorsements of our AEM technology and the recommendations from the malpractice insurance and medicolegal communities.

Outlook

Installed Base of AEM Monitoring Equipment:  We believe that sales of our installed base of AEM monitors will increase sales as the inherent risks associated with monopolar laparoscopic electrosurgery become more widely acknowledged and as we focus on increasing our sales efficiency. We expect that the replacement sales of electrosurgical instruments and accessories will also increase as additional hospitals adopt AEM technology. We anticipate that the efforts to improve the quality of sales representatives carrying the AEM product line, along with increased marketing efforts and the introduction of next generation products, may provide the basis for increased sales and profitable operations. However, these measures, or any others that we may adopt, may not result in either increased sales or profitable operations. Furthermore, most of our next generation products are in the early stages of development. Further additions to the AEM product line are planned for introduction in fiscal year 2009.

We believe that the unique performance of the AEM technology and our breadth of independent endorsements provide an opportunity for continued market share growth. In our view, market awareness and awareness of the clinical credibility of the AEM technology, as well as awareness of our endorsements, are continually improving, and we expect this awareness to benefit our sales efforts for the remainder of fiscal year 2009. Our objectives in the remainder of fiscal year 2009 are to maintain expense controls while optimizing sales execution in the field, to expand market awareness of the AEM technology and to maximize the number of additional hospital accounts switching to AEM instruments while retaining existing hospital customers. In addition, acceptance of AEM products depends on surgeons’ preference for our instruments, which depends on factors such as ergonomics and ease of use in addition to the technological advantage of AEM products. If surgeons prefer other instruments to our instruments, our business results will suffer.

Possibility of Operating Losses:  We have, except for fiscal years 2004 and 2003 when we achieved profitable operations, incurred losses since our inception and have an accumulated deficit of $16,622,907 at June 30, 2008. Operations have been financed primarily through issuance of our common stock. We have made strides toward improving our operating results but due to the ongoing need to develop, optimize and train our direct sales managers and the independent sales representative network, the need to support the development of refinements to our product line, and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may continue to operate at a net loss. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to raise additional capital.

Sales Growth:  We expect to generate increased sales in the U.S. from sales to new hospital customers and from expanded sales in existing hospitals as our network of direct and independent sales representatives becomes more efficient. We believe that the visibility and credibility of the independent clinical endorsements for AEM technology will contribute to new hospital accounts and increase sales in fiscal year 2009. We also expect that supplier agreements with Novation and Premier, which together represent over 3,000 U.S. hospitals, will expose more hospitals to the benefits of AEM technology and may stimulate new hospital accounts. We also expect to increase market share through promotional programs of placing our AEM monitors at no charge into hospitals that commit to standardize AEM instruments. However, all of these efforts to increase market share and grow sales will depend in part on our ability to expand the efficiency and effective coverage range of our direct and independent sales representatives.

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

Manufacturing Equipment.  We expect to increase gross profit and gross margins by manufacturing our scissor inserts internally. We began manufacturing our scissor inserts in the third quarter of fiscal year 2008.

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

Results of Operations

For the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

Net sales.  Net sales for the quarter ended June 30, 2008, were $3,093,966 compared to $2,659,271 for the quarter ended June 30, 2007, an increase of 16%. The increase is attributable to the addition of new hospital accounts, partially offset by business lost from hospitals that previously changed to AEM technology. We opened eleven new hospital accounts for AEM technology in the three months ended June 30, 2008 versus twelve new hospital accounts for AEM technology in the three months ended June 30, 2007. We have changed and added new sales managers and independent sales representatives in an effort to capitalize on identified market opportunities. It will take a number of months before new sales managers and new independent sales representatives generate new hospital accounts, but we expect that the combination of these new additions will provide the focus that is needed to achieve market gains.

Gross profit.  Gross profit for the quarter ended June 30, 2008 of $1,864,420 represented an increase of 14% from gross profit of $1,628,319 for the quarter ended June 30, 2007. Gross profit as a percentage of sales (gross margins) decreased from 61% for the quarter ended June 30, 2007 to 60% for the quarter ended June 30, 2008. The gross profit margin decrease for this year’s quarter ended June 30, 2008 was primarily due to increased scrap costs of 0.9% and increased sales of lower gross profit margin products. The decrease was partially offset by a higher gross profit margin for our internally manufactured disposable scissor inserts.

Sales and marketing expenses.  Sales and marketing expenses of $1,374,152 for the quarter ended June 30, 2008 represented an increase of 13% from sales and marketing expenses of $1,213,857 for the quarter ended June 30, 2007. The increase was a result of increased compensation for additional sales employees and increases in sales samples, travel expenses, outside services and trade shows. The increase in such cost was partially offset by decreased commissions for independent sales representatives.

General and administrative expenses.  General and administrative expenses of $366,909 for the quarter ended June 30, 2008 represented a decrease of 1% from general and administrative expenses of $372,438 for the quarter ended June 30, 2007. The decrease was primarily the result of a benefit of reduced bad debts.

Research and development expenses.  Research and development expenses of $288,754 for the quarter ended June 30, 2008 represented a decrease of 13% compared to $330,171 for the quarter ended June 30, 2007. The decrease was a result of decreased outside services and test materials.

Net income.   Net loss was $164,301 for the quarter ended June 30, 2008 compared to net loss of $295,359 for the quarter ended June 30, 2007. Net loss decrease was a result of increased sales income that was partially reduced by increased operating expenses.

The results of operations for the three months ended June 30, 2008 should not be taken as an indication of the results of operations for all or any part of the balance of the year.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by issuances of our common stock and warrants to purchase our common stock, which together totaled $19,437,854 through June 30, 2008, and, to a lesser degree, by funds provided by sales of our products.

On November 10, 2006, we entered into a credit facility agreement with Silicon Valley Bank. The terms of the credit facility include a line of credit for $2,000,000 for three years at an interest rate calculated at prime rate plus 1.25%, subject to increase upon our default. In connection with the credit facility, we issued warrants to Silicon Valley Bank to purchase 28,000 shares of our common stock at a per share price of $2.75. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. As of June 30, 2008, we had borrowed $432,876 from the credit facility. The credit facility requires us to meet certain financial covenants. In February 2008, we failed to meet the minimum defined quick debt ratio covenant. As a result, the lender has imposed a $750 a month maintenance fee, additional financial reporting and we may ask for additional borrowings only at the beginning of each week instead of when needed. In addition, as of June 30, 2008, we failed to meet our financial covenant regarding net income. Silicon Valley Bank may have the right to certain remedies upon our failure to meet our financial covenants, including an increase to the interest rate.

Our operations provided $189,957 of cash in the three months ended June 30, 2008 on net sales of $3,093,966. The amounts of cash generated from and used in operations are not indicative of the expected cash to be generated from or used in operations in fiscal year 2009. For the three months ended June 30, 2008, we invested $49,753 in the acquisition of property and equipment. As of June 30, 2008, we had $46,055 in cash and cash equivalents available to fund future operations and have borrowed $432,876 from our credit facility. Working capital was $1,769,231 at June 30, 2008 compared to $2,483,993 at March 31, 2008. Current liabilities were $1,748,383 at June 30, 2008, compared to $1,409,750 at March 31, 2008.

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

We currently lease our facilities at 6797 Winchester Circle, Boulder, Colorado under noncancelable lease agreements through August 14, 2009. The minimum future lease payment by fiscal year as of June 30, 2008 is as follows:

Fiscal Year	Amount
2009 (nine months remaining)	$187,268
2010	94,804
Total	$282,072

Our minimum future equipment lease payments with General Electric Capital Corporation as of June 30, 2008, by fiscal year, are as follows:

Fiscal Year	Amount
2009 (nine months remaining)	$76,405
2010	101,873
2011	101,873
2012	101,873
2013	101,873
2014	8,488
Total	$492,385

Our fiscal year 2009 operating plan is focused on increasing new hospital accounts, retaining existing hospital customers, growing sales, increasing gross profits and conserving cash. We are investing in research and development efforts to develop next generation versions of the AEM product line. We are also investing in manufacturing property and equipment to manufacture disposable scissors inserts internally and reduce our cost of sales. We cannot predict with certainty the expected sales, gross profit, net income or loss and usage of cash and cash equivalents for fiscal year 2009. However, we believe that our cash resources and credit facility will be sufficient to fund our operations for at least the next twelve months. If we are unable to manage our business operations in line with budget expectations, it could have a material adverse effect on our business viability, financial position, results of operations and cash flows. If we are not successful in achieving profitability and positive cash flow, additional capital may be required to maintain ongoing operations.

On July 16, 2007, we received a notice from the American Stock Exchange (the “Amex”) that we did not satisfy a rule for continued listing on the Amex. The notice serves as a warning letter and asserts that we failed to comply with the requirements of Section 1003(a)(ii) of the Amex Company Guide (the “Amex Guide”), which failure could jeopardize our continued listing on the Amex. Section 1003(a)(ii) of the Amex Guide requires, among other things, that we have stockholders’ equity of not less than $4,000,000 because we have sustained losses from continuing operations and/or net losses in three out of our four most recent fiscal years.  The notice letter required us to submit a compliance plan to the Amex advising the Amex of the action that we have taken, or that we will take, to bring us back  into compliance with all of the continued listing standards of the Amex Guide by January 9, 2009. We will be subject to periodic review by Amex regarding our compliance plan and as of the date of this report we have not we regained compliance with the continued listing standards and may be subject to immediate delisting prior to January 2009. We expect that AMEX may begin it delisting procedures in the near future.

Income Taxes

As of March 31, 2008, net operating loss carryforwards totaling approximately $16,400,000 are available to reduce taxable income in the future. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the fiscal year ending March 31, 2009. We have not paid income taxes since our inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including changes in ownership interests. We have established a valuation allowance for the entire amount of our deferred tax asset since inception due to our history of losses. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. If some or all of the valuation allowance were reversed, then, to the extent of the reversal, a tax benefit would be recognized which would result in an increase to income.

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

We provide for the estimated cost of product warranties at the time sales are recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, we have experienced some costs related to warranties. The warranty accrual is based on historical experience and is adjusted based on current experience. Should actual warranty experience differ from our estimates, revisions to the estimated warranty liability would be required.

We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Any write-downs of inventory would reduce our reported net income during the period in which such write-downs were applied. To the extent that our estimates prove to be too high, and we ultimately utilize or sell inventory previously determined to be impaired, we may record a reversal of the provision in the period of such determination.

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

Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally three to seven years. Prior to fiscal year 2008, we utilized the double-declining method of depreciation for property and equipment due to the expected usage of the property and equipment over time. This method is expected to continue throughout the life of this equipment. Manufacturing and production equipment acquired, but not placed in service, in fiscal year 2007 and manufacturing and production equipment acquired after fiscal year 2007 is of a different technology for which the straight-line method is more appropriate. Therefore, we used the straight-line method of depreciation for this and other property and equipment starting April 1, 2007. This difference in depreciation methods utilized for manufacturing and production equipment is based on the technological differences of the equipment and does not constitute a change in accounting principle. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized.

We amortize our patent costs over their estimated useful lives, which is typically the remaining statutory life. From time to time, we may be required to adjust these useful lives of our patents based on advances in technology, competitor actions, and the like. We review the recorded amounts of patents at each period end to determine if their carrying amount is still recoverable based on our expectations regarding sales of related products. Such an assessment, in the future, may result in a conclusion that the assets are impaired, with a corresponding charge against earnings.

We currently estimate forfeitures for stock-based compensation expense related to employee stock options at 7% and evaluate the forfeiture rate quarterly.

Risk Factors

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications, as well as oral forward looking statements made from time to time by our representatives. These risks and uncertainties include, but are not limited to, those listed in our Annual Report on Form 10-KSB for the year ended March 31, 2008. These risks and uncertainties and additional risks and uncertainties not presently known to us or that we currently deem immaterial may cause our business, financial condition, operating results and cash flows to be materially adversely affected. Except for the historical information contained herein, the matters discussed in this analysis are forward looking statements that involve risks and uncertainties, including but not limited to general business conditions and other factors which are often beyond our control. We do not undertake any obligation to update forward looking statements except as required by law.

ITEM 3 - CONTROLS AND PROCEDURES

(a) We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15e of the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Principal Accounting and Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us under the Exchange Act was recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms.

(b) During the quarter ended June 30, 2008, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures or internal control over financial reporting requiring corrective actions. As a result, no corrective actions were taken.

PART II.                                           OTHER INFORMATION

ITEM 6                                                   EXHIBITS

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

3.1              Articles of Incorporation of the Company, as amended (incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).

3.2              Bylaws of the Company (incorporated by reference from Current Report on Form 8-K dated October 30, 2007).

4.1              Form of certificate for shares of Common Stock (incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).

31.1        Certification of Chief Executive Officer under Rule 13a-14(a) of the Exchange Act filed herewith.

31.2        Certification of Principal Financial and Accounting Officer under Rule 13a-14(a) of the Exchange Act filed herewith.

32.1        Certification of Periodic Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Encision Inc.

August 14, 2008	/s/ Marcia McHaffie
Date	Marcia McHaffie
Controller
Principal Accounting Officer &
Principal Financial Officer