Form 10-Q
period 2008-09-30
ENCISION INC
filed 2008-11-14
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

(303) 444-2600

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	6,455,100 Shares
(Class)	(outstanding at October 31, 2008)

Transitional Small Business Disclosure Format

Yes   ☐   No   ☒

ENCISION INC.

FORM 10-Q

For the Quarter Ended September 30, 2008

PART I                  FINANCIAL INFORMATION

ITEM 1 – CONDENSED INTERIM FINANCIAL STATEMENTS

Encision Inc.

Condensed Balance Sheets

(unaudited)

	September 30, 2008	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$300,060	$70,995
Accounts receivable, net of allowance for doubtful accounts of $17,500 at September 30, 2008 and$15,000 at March 31, 2008	1,319,675	1,452,770
Inventories, net of reserve for obsolescence of $50,000 at September 30, 2008 and $65,000 at March 31, 2008	1,945,713	2,270,953
Prepaid expenses	97,601	99,025
Total current assets	3,663,049	3,893,743
Equipment, at cost:
Furniture, fixtures and equipment	1,881,541	1,776,823
Customer-site equipment	667,444	644,946
Accumulated depreciation	(1,732,068)	(1,623,432)
Equipment, net	816,917	798,337
Patents, net of accumulated amortization of $122,823 at September 30, 2008 and $116,652 at March 31, 2008	203,120	199,246
Other assets	38,827	53,149
TOTAL ASSETS	$4,721,913	$4,944,475
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$531,989	$536,755
Accrued compensation	357,823	391,889
Other accrued liabilities	397,409	481,106
Total current liabilities	1,287,221	1,409,750
Long-term debt	505,034	606,000
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 6,455,100 and 6,447,100 shares issued and outstanding at September 30, 2008 and March 31, 2008, respectively	19,477,282	19,387,331
Accumulated (deficit)	(16,547,624)	(16,458,606)
Total shareholders’ equity	2,929,658	2,928,725
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,721,913	$4,944,475

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

Three Months Ended	September 30, 2008	September 30, 2007
NET SALES	$3,346,208	$3,092,390
COST OF SALES	1,293,869	1,166,453
GROSS PROFIT	2,052,339	1,925,937
OPERATING EXPENSES:
Sales and marketing	1,321,798	1,236,871
General and administrative	358,044	349,806
Research and development	280,459	333,460
Total operating expenses	1,960,301	1,920,137
OPERATING INCOME	92,038	5,800
Interest expense, net	(16,953)	(10,138)
Other income (expense), net	199	12,175
Interest and other income (expense), net	(16,754)	2,037
INCOME BEFORE PROVISION FOR INCOME TAXES	75,284	7,837
Provision for income taxes	—	—
NET INCOME	$75,284	$7,837
Net income per share—basic and diluted	$0.01	$0.00
Weighted average shares—basic	6,455,100	6,439,305
Weighted average shares—diluted	6,455,100	6,457,921

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

Six Months Ended	September 30, 2008	September 30, 2007
NET SALES	$6,440,174	$5,751,661
COST OF SALES	2,523,415	2,197,405
GROSS PROFIT	3,916,759	3,554,256
OPERATING EXPENSES:
Sales and marketing	2,695,950	2,450,729
General and administrative	724,954	722,244
Research and development	569,213	663,631
Total operating expenses	3,990,117	3,836,604
OPERATING LOSS	(73,358)	(282,348)
Interest expense, net	(35,625)	(15,000)
Other income (expense), net	19,965	9,826
Interest and other income (expense), net	(15,660)	(5,174)
LOSS BEFORE PROVISION FOR INCOME TAXES	(89,018)	(287,522)
Provision for income taxes	—	—
NET LOSS	$(89,018)	$(287,522)
Net loss per share—basic and diluted	$(0.01)	$(0.04)
Weighted average shares—basic and diluted	6,452,452	6,435,720

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Cash Flows

(Unaudited)

Six Months Ended	September 30, 2008	September 30, 2007
Cash flows from operating activities:
Net loss	$(89,018)	$(287,522)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	114,807	93,349
Stock-based compensation expense related to stock options	78,431	75,214
Stock-based interest expense related to warrants	3,127	6,254
Provision for doubtful accounts, net	2,500	(4,500)
Provision for inventory obsolescence	(15,000)	25,000
Change in operating assets and liabilities:
Accounts receivable	130,595	(90,567)
Inventories	340,240	(305,425)
Prepaid expenses and other assets	12,619	140,998
Accounts payable	(4,766)	(6,973)
Accrued compensation and other accrued liabilities	(117,763)	8,791
Net cash provided by (used in) operating activities	455,772	(345,381)
Cash flows from investing activities:
Acquisition of property and equipment	(127,216)	(324,127)
Patent costs	(10,045)	(33,216)
Net cash used in investing activities	(137,261)	(357,343)
Cash flows from financing activities:
(Paydown of) borrowings from credit facility	(100,966)	280,000
Proceeds from the exercise of stock options	11,520	45,740
Net cash provided by (used in) financing activities	(89,446)	325,740
Net increase (decrease) in cash and cash equivalents	229,065	(376,984)
Cash and cash equivalents, beginning of period	70,995	436,403
Cash and cash equivalents, end of period	$300,060	$59,419

The accompanying notes to financial statements are an integral part of these condensed statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

We have, except for fiscal years 2004 and 2003 when we achieved profitable operations, incurred losses since our inception and have an accumulated deficit of $16,547,624 at September 30, 2008. Operations have been financed primarily through issuances of our common stock. Our liquidity has substantially diminished because of such continuing operating losses, and we may be required to seek additional capital in the future.

Our strategic marketing and sales plan is designed to expand the use of our products in surgically active hospitals in the United States. We expect these efforts to result in continued sales increases for fiscal year 2009.

(2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  The condensed interim financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2008, filed on June 28, 2008.

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

Fair Value of Financial Instruments.  In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements”, which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model.

We adopted SFAS 157 as of April 1, 2008. Our financial instruments consist of cash and cash equivalents and short-term trade receivables and payables. The carrying values of cash and cash equivalents and short-term receivables and payables approximate their fair value due to their short maturities.

Concentration of Credit Risk.  SFAS 105, “Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk,” requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash. The amount of cash that we have on deposit with financial institutions exceeds the $250,000 federally insured limit at September 30, 2008. However, we believe that the financial institutions are financially sound and the risk of loss is minimal.

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

Accounts receivable are typically unsecured and are derived from transactions with and from entities in the healthcare industry primarily located in the United States. Accordingly, we may be exposed to credit risk generally associated with the healthcare industry. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The net accounts receivable balance at September 30, 2008 of $1,319,675 included no more than 5% from any one customer. The net accounts receivable balance at March 31, 2008 of $1,452,770 included no more than 4% from any one customer.

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

Inventories.  Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At September 30, 2008 and March 31, 2008, inventory consisted of the following:

	September 30, 2008	March 31, 2008
Raw materials	$1,200,424	$1,296,761
Finished goods	795,289	1,039,192
Total gross inventories	1,995,713	2,335,953
Less reserve for obsolescence	(50,000)	(65,000)
Total net inventories	$1,945,713	$2,270,953

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

Accrued Liabilities.  We have accrued $50,000 related to warranty claims, $74,730 related to sales commissions and $38,005 related to rent normalization and have included these amounts in accrued liabilities in the accompanying balance sheet at September 30, 2008. At March 31, 2008, we had accrued $75,000 related to warranty claims, $107,034 related to sales commissions and $58,890 related to rent normalization and have included these amounts in accrued liabilities in the accompanying balance sheet at March 31, 2008.

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

We have adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of our fiscal year 2007. Our financial statements as of and for fiscal years 2008 and 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended September 30, 2008 was $39,428 and $78,431, respectively, which consisted of stock-based compensation expense related to grants of employee stock options. Stock-based compensation expense related to employee stock options during the three and six months ended September 30, 2007 was $36,340 and $75,214, respectively.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our statement of operations for the three months ended September 30, 2008 and 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of September 30, 2008, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to July 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all share-based payment is recognized using the straight-line, single-option method. As stock-based compensation expense recognized in the accompanying statements of operations for the three months ended September 30, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

On November 10, 2005, FASB issued FASB Staff Position FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

Segment Reporting.  We have concluded that we have one operating segment.

Basic and Diluted Income and Loss per Common Share.  Net income or loss per share is calculated in accordance with SFAS 128, “Earnings Per Share” (“SFAS 128”). Under the provisions of SFAS 128, basic net income or loss per common share is computed by dividing net income or loss for the period by the weighted average number of common shares outstanding for the period. Diluted net income or loss per common share is computed by dividing the net income or loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. As a result of our net loss for the three months ended September 30, 2008 and 2007, all potentially dilutive securities in the loss year would be anti-dilutive and were excluded from the computation of diluted loss per share, and there are no differences between basic and diluted per share amounts for the loss year presented.

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net income (loss)	$75,284	$7,837	$(89,017)	$(287,522)
Weighted-average shares — basic	6,455,100	6,439,305	6,452,452	6,435,720
Effect of dilutive potential common shares	—	18,616	—	—
Weighted-average shares — diluted	6,455,100	6,457,921	6,452,452	6,435,720
Net income (loss) per share — basic	$0.01	$0.00	$(0.01)	$(0.04)
Net income (loss) per share — diluted	$0.01	$0.00	$(0.01)	$(0.04)
Antidilutive employee stock options	440,000	147,750	440,000	385,000

(3)       COMMITMENTS AND CONTINGENCIES

We currently lease our facilities at 6797 Winchester Circle, Boulder, Colorado under noncancelable lease agreements through August 14, 2009. The minimum future lease payment by fiscal year as of September 30, 2008 is as follows:

Fiscal Year	Amount
2009 (six months remaining)	$124,845
2010	94,804
Total	$219,649

Our minimum future equipment lease payments with General Electric Capital Corporation as of September 30, 2008, by fiscal year, are as follows:

Fiscal Year	Amount
2009 (six months remaining)	$50,937
2010	101,873
2011	101,873
2012	101,873
2013	101,873
2014	8,488
Total	$466,917

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine compliance with these regulations. We believe that we were in substantial compliance with all known regulations as of September 30, 2008. FDA inspections are conducted periodically at the discretion of the FDA. Our latest inspection by the FDA occurred in May 2004.

(4)       VALUATION AND EXPENSE INFORMATION UNDER SFAS 123(R)

On April 1, 2006, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options, based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the three and six months ended September 30, 2008 and 2007, which was allocated as follows:

	Three Months Ended		Six Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Cost of sales	$210	$—	$420	$—
Sales and marketing	7,059	7,051	14,118	16,995
General and administrative	27,338	24,806	54,251	49,612
Research and development	4,821	4,483	9,642	8,607
Stock-based compensation expense	$39,428	$36,340	$78,431	$75,214

The Black-Scholes model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk-free interest rate and expected dividends. Employee stock options to purchase 5,000 and 40,000 shares of stock were granted during the three and six months ended September 30, 2008, respectively.

As of September 30, 2008, $232,000 of total unrecognized compensation costs related to nonvested stock is expected to be recognized over a weighted-average period of two years.

(5)       RELATED PARTY TRANSACTION

During the quarter ended September 30, 2008, we paid consulting fees of approximately $12,000 to an entity owned by one of our directors.

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

We have focused our marketing strategies to date on expanding the market awareness of the AEM technology and our broad independent endorsements and have continued efforts to improve and expand the AEM product line. Accordingly, we are currently focusing on modernizing our accepted AEM instruments to include ergonomics and user functionalities for which surgeons have been expressing a preference. During fiscal year 2006, we announced enTouch™, an ergonomically-designed handle for our articulating instruments, and we plan to introduce new additions to the AEM product line in fiscal year 2009. During fiscal year 2009, we launched our next generation of enTouch handles for AEM articulating laparoscopic instrument inserts.

When a hospital changes to AEM technology, we receive recurring sales from sales of replacement instruments. We believe that there is no directly competing technology to supplant AEM products once a hospital switches to our products. The replacement market of reusable and disposable AEM products in hospitals that use our AEM technology represented over 90% of our sales during the three months ended September 30, 2008. This sales stream is expected to grow as the base of hospitals that switch to AEM technology continues to grow. In addition, we intend to develop disposable versions of more of our AEM products in order to meet market demands and expand our sales opportunities.

We have, except for fiscal years 2004 and 2003 when we achieved profitable operations, incurred losses since our inception and have an accumulated deficit of $16,547,624 at September 30, 2008. Operations have been financed primarily through issuances of our common stock. Our liquidity has substantially diminished because of such continuing operating losses, and we may be required to seek additional capital in the future.

During the six months ended September 30, 2008, we provided $455,772 of cash from our operations and used $127,216 for investments in equipment. As of September 30, 2008, we had $300,060 in cash and cash equivalents available to fund future operations, an increase of $229,065 from March 31, 2008. As of September 30, 2008, we borrowed $505,034 from our $2,000,000 credit facility, a decrease of $100,966 from March 31, 2008. Our working capital was $2,375,828 at September 30, 2008 compared to $2,483,993 at March 31, 2008.

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

Possibility of Operating Losses:  We have, except for fiscal years 2004 and 2003 when we achieved profitable operations, incurred losses since our inception and have an accumulated deficit of $16,547,624 at September 30, 2008. Operations have been financed primarily through issuances of our common stock. We have made strides toward improving our operating results but due to the ongoing need to develop, optimize and train our direct sales managers and the independent sales representative network, the need to support the development of refinements to our product line, and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may continue to operate at a net loss. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to raise additional capital.

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

Manufacturing Equipment:  We expect to increase gross profit and gross margins by manufacturing our scissor inserts internally. We began manufacturing our scissor inserts in the third quarter of fiscal year 2008.

Sales and Marketing Expenses: We continue our efforts to expand domestic and international distribution capability, and we believe that sales and marketing expenses will decrease as a percentage of net sales with increasing sales volume.

Research and Development Expenses: Research and development expenses are expected to decrease modestly but will support development of refinements to our AEM product line, which will further expand the instrument options for surgeons.

Results of Operations

For the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

Net sales.  Net sales for the quarter ended September 30, 2008, were $3,346,208 compared to $3,092,390 for the quarter ended September 30, 2007, an increase of 8%. The increase is attributable to the addition of new hospital accounts, partially offset by business lost from hospitals that previously changed to AEM technology. We opened fifteen new hospital accounts for AEM technology in the three months ended September 30, 2008 versus nine new hospital accounts for AEM technology in the three months ended September 30, 2007. We have changed and added new sales managers and independent sales representatives in an effort to capitalize on identified market opportunities. It will take a number of months before new sales managers and new independent sales representatives generate new hospital accounts, but we expect that the combination of these new additions will provide the focus that is needed to achieve market gains.

Gross profit.  Gross profit for the quarter ended September 30, 2008 of $2,052,339 represented an increase of 7% from gross profit of $1,925,937 for the quarter ended September 30, 2007. Gross profit as a percentage of sales (gross margins) decreased from 62% for the quarter ended September 30, 2007 to 61% for the quarter ended September 30, 2008. The gross profit margin decrease for the quarter ended September 30, 2008 was primarily due to increased scrap costs of 0.7% and increased sales of lower gross profit margin products. The decrease was partially offset by a higher gross profit margin for our internally manufactured disposable scissor inserts and a 0.7% increase to gross profit margin that was attributed to a decrease in warranty claims.

Sales and marketing expenses.  Sales and marketing expenses of $1,321,798 for the quarter ended September 30, 2008 represented an increase of 7% from sales and marketing expenses of $1,236,871 for the quarter ended September 30, 2007. The increase was a result of increased compensation for additional sales employees and travel expenses. The increase in such cost was partially offset by decreased commissions for independent sales representatives and decreased trade shows expense.

General and administrative expenses.  General and administrative expenses of $358,044 for the quarter ended September 30, 2008 represented an increase of 2% from general and administrative expenses of $349,806 for the quarter ended September 30, 2007. The increase was primarily the result of a slight increase to bad debts.

Research and development expenses.  Research and development expenses of $280,459 for the quarter ended September 30, 2008 represented a decrease of 16% compared to $333,460 for the quarter ended September 30, 2007. The decrease was a result of decreased outside services and test materials.

Net income.  Net income was $75,284 for the quarter ended September 30, 2008 compared to net income of $7,837 for the quarter ended September 30, 2007. Net income increase was a result of increased sales income that was partially reduced by increased operating expenses.

The results of operations for the three months ended September 30, 2008 should not be taken as an indication of the results of operations for all or any part of the balance of the fiscal year.

For the six months ended September 30, 2008 compared to the six months ended September 30, 2007.

Net sales.  Net sales for the six months ended September 30, 2008, were $6,440,174 compared to $5,751,661 for the six months ended September 30, 2007, an increase of 12%. The increase is attributable to the addition of new hospital accounts, partially offset by business lost from hospitals that previously changed to AEM technology. We opened twenty-six new hospital accounts for AEM technology in the six months ended September 30, 2008 versus twenty-one new hospital accounts for AEM technology in the six months ended September 30, 2007. We have changed and added new sales managers and independent sales representatives in an effort to capitalize on identified market opportunities. It will take a number of months before new sales managers and new independent sales representatives generate new hospital accounts, but we expect that the combination of these new additions will provide the focus that is needed to achieve market gains.

Gross profit.  Gross profit for the six months ended September 30, 2008 of $3,916,759 represented an increase of 10% from gross profit of $3,554,256 for the six months ended September 30, 2007. Gross profit as a percentage of sales (gross margins) decreased from 62% for the six months ended September 30, 2007 to 61% for the six months ended September 30, 2008. The gross profit margin decrease for the six months ended September 30, 2008 was primarily due to increased scrap costs of 0.7% and increased sales of lower gross profit margin products. The decrease was partially offset by a higher gross profit margin for our internally manufactured disposable scissor inserts.

Sales and marketing expenses.  Sales and marketing expenses of $2,695,950 for the six months ended September 30, 2008 represented an increase of 10% from sales and marketing expenses of $2,450,729 for the six months ended September 30, 2007. The increase was a result of increased compensation for additional sales employees and increases in sales samples, travel expenses and outside services. The increase in such cost was partially offset by decreased commissions for independent sales representatives.

General and administrative expenses.  General and administrative expenses of $724,954 for the six months ended September 30, 2008 represented a de minimus increase from general and administrative expenses of $722,244 for the six months ended September 30, 2007. The increase was primarily the result of a number of smaller increased costs. The increase in such cost was partially offset by reduced investor relations costs and reduced legal fees.

Research and development expenses.  Research and development expenses of $569,213 for the six months ended September 30, 2008 represented a decrease of 14% compared to $663,631 for the six months ended September 30, 2007. The decrease was a result of decreased outside services, inventory usage and test materials.

Net loss.  Net loss was $89,018 for the six months ended September 30, 2008 compared to a net loss of $287,522 for the six months ended September 30, 2007. Net loss reduction was a result of increased sales income that was partially reduced by increased operating expenses.

The results of operations for the six months ended September 30, 2008 should not be taken as an indication of the results of operations for all or any part of the balance of the fiscal year.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by issuances of our common stock and warrants to purchase our common stock, which together totaled $19,477,282 through September 30, 2008, and, to a lesser degree, by funds provided by sales of our products.

On November 10, 2006, we entered into a credit facility agreement with Silicon Valley Bank. The terms of the credit facility include a line of credit for $2,000,000 for three years at an interest rate calculated at prime rate plus 1.25%, subject to increase upon a default. In connection with the credit facility, we issued warrants to Silicon Valley Bank to purchase 28,000 shares of our common stock at a per share price of $2.75. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. As of September 30, 2008, we had borrowed $505,034 from the credit facility. The credit facility requires us to meet certain financial covenants. In February 2008, we failed to meet the minimum defined quick debt ratio covenant. As a result, the lender has imposed a $750 a month maintenance fee, additional financial reporting and we may ask for additional borrowings only at the beginning of each week instead of when needed.

Our operations provided $455,772 of cash in the six months ended September 30, 2008 on net sales of $6,440,174. The amounts of cash generated from and used in operations are not indicative of the expected cash to be generated from or used in operations in fiscal year 2009. For the six months ended September 30, 2008, we invested $127,216 in the acquisition of property and equipment. As of September 30, 2008, we had $300,060 in cash and cash equivalents available to fund future operations and have borrowed $505,034 from our credit facility. Working capital was $2,375,828 at September 30, 2008 compared to $2,483,993 at March 31, 2008. Current liabilities were $1,287,221 at September 30, 2008, compared to $1,409,750 at March 31, 2008.

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

We currently lease our facilities at 6797 Winchester Circle, Boulder, Colorado under noncancelable lease agreements through August 14, 2009. The minimum future lease payment by fiscal year as of September 30, 2008 is as follows:

Fiscal Year	Amount
2009 (six months remaining)	$124,845
2010	94,804
Total	$219,649

Our minimum future equipment lease payments with General Electric Capital Corporation as of September 30, 2008, by fiscal year, are as follows:

Fiscal Year	Amount
2009 (six months remaining)	$50,937
2010	101,873
2011	101,873
2012	101,873
2013	101,873
2014	8,488
Total	$466,917

Our fiscal year 2009 operating plan is focused on increasing new hospital accounts, retaining existing hospital customers, growing sales, increasing gross profits and conserving cash. We are investing in research and development efforts to develop next generation versions of the AEM product line. We have invested in manufacturing property and equipment to manufacture disposable scissors inserts internally and reduce our cost of sales. We cannot predict with certainty the expected sales, gross profit, net income or loss and usage of cash and cash equivalents for fiscal year 2009. However, we believe that our cash resources and credit facility will be sufficient to fund our operations for at least the next twelve months. If we are unable to manage our business operations in line with budget expectations, it could have a material adverse effect on our business viability, financial position, results of operations and cash flows. If we are not successful in achieving profitability and positive cash flow, additional capital may be required to maintain ongoing operations.

On July 16, 2007, we received notice from the American Stock Exchange (the “Amex”) that we were not in compliance with Section 1003(a)(ii) of the Amex Company Guide due to stockholders’ equity of less than $4,000,000 and losses from continuing operations and net losses in three out of four of our most recent fiscal years. We submitted a plan of compliance on August 15, 2007 advising the Amex of action that we would take to regain compliance by January 16, 2009.

On September 24, 2008, we received notice from the Amex indicating that, based on a review of our Form 10-KSB for the year ended March 31, 2008, Form 10-Q for the period ended June 30, 2008 and information provided by us, the Amex had determined that we had not made progress consistent with our plan of compliance and that there is no basis for the Amex to conclude that we could regain compliance by the January 16, 2009 deadline. Accordingly, the Amex determined that delisting procedures pursuant to Section 1009(e) of the Amex Company Guide were warranted. We do not intend to appeal the delisting.

Upon our delisting of common stock from the Amex, we determined that our securities are eligible to trade on the Over-the-Counter Bulletin Board (“OTCBB”). We intend to continue to comply with our Securities and Exchange Commission filing obligations.

Trading of our common stock on the OTCBB, which is maintained by the Financial Industry Regulatory Authority (“FINRA”), is subject to a market maker’s filing of a Form 211 with, and the clearance of such Form 211 by, FINRA. Our common stock is currently quoted under the symbol “ECIA” on the Pink Sheets, an electronic quotation service for securities traded over-the-counter, and will continue to be quoted on the Pink Sheets.

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

ITEM 4 -  CONTROLS AND PROCEDURES

(a) We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Principal Accounting and Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us under the Exchange Act was recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms.

(b) During the quarter ended September 30, 2008, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures or internal control over financial reporting requiring corrective actions. As a result, no corrective actions were taken.

PART II.                                           OTHER INFORMATION

ITEM 4                                                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Shareholders on August 6, 2008, the following actions were taken:

(i)        The following persons were elected as directors of Encision Inc. for terms expiring at the 2009 annual meeting of shareholders, and until their successors are duly elected and qualified:

	Votes For	Votes Withheld
Bruce L. Arfmann	5,126,484	29,619

Robert H. Fries	5,093,766	62,337

Vern D. Kornelsen	4,426,645	729,458

David W. Newton	4,435,694	720,409

Roger C. Odell	5,098,265	57,838

John R. Serino	5,126,999	29,104

George A. Stewart	4,439,029	717,074

(ii)       Ratification of appointment of Gordon, Hughes & Banks, LLP to serve as our independent auditors in fiscal year 2009:

Votes for	5,112,449

Votes against	2,982

Abstentions	40,672

ITEM 6                                                   EXHIBITS

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

3.1            Articles of Incorporation of the Company, as amended (incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).

3.2            Bylaws of the Company (incorporated by reference from Current Report on Form 8-K dated October 30, 2007).

4.1            Form of certificate for shares of Common Stock (incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).

31.1      Certification of Chief Executive Officer under Rule 13a-14(a) of the Exchange Act (filed herewith).

31.2      Certification of Principal Financial and Accounting Officer under Rule 13a-14(a) of the Exchange Act (filed herewith).

32.1      Certification of Periodic Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Encision Inc.

November 14, 2008	/s/ Marcia McHaffie
Date	Marcia McHaffie
Controller
Principal Accounting Officer &
Principal Financial Officer