Form 10-Q
period 2008-12-31
ENCISION INC
filed 2009-02-13
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         ☐            No           ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	6,455,100 Shares
(Class)	(outstanding at January 31, 2009)

Transitional Small Business Disclosure Format

Yes         ☐            No           ☒

ENCISION INC.

FORM 10-Q

For the Quarter Ended December 31, 2008

PART I                  FINANCIAL INFORMATION

ITEM 1        -        CONDENSED INTERIM FINANCIAL STATEMENTS

Encision Inc.

Condensed Balance Sheets

(unaudited)

	December 31, 2008	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$72,380	$70,995
Accounts receivable, net of allowance for doubtful accounts of $14,000 at December 31, 2008 and $15,000 at March 31, 2008	1,432,854	1,452,770
Inventories, net of reserve for obsolescence of $45,000 at December 31, 2008 and $65,000 at March 31, 2008	2,098,137	2,270,953
Prepaid expenses	101,569	99,025
Total current assets	3,704,940	3,893,743
Equipment, at cost:
Furniture, fixtures and equipment	1,917,515	1,776,823
Customer-site equipment	688,504	644,946
Accumulated depreciation	(1,795,277)	(1,623,432)
Equipment, net	810,742	798,337
Patents, net of accumulated amortization of $125,909 at December 31, 2008 and $116,652 at March 31, 2008	218,481	199,246
Other assets	31,666	53,149
TOTAL ASSETS	$4,765,829	$4,944,475
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$672,964	$536,755
Accrued compensation	293,454	391,889
Other accrued liabilities	392,072	481,106
Line of credit	198,942	—
Total current liabilities	1,557,432	1,409,750
Long-term debt	—	606,000
Commitments and contingencies (Note 3)
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 6,455,100 and 6,447,100 shares issued and outstanding at December 31, 2008 and March 31, 2008, respectively	19,523,110	19,387,331
Accumulated (deficit)	(16,314,713)	(16,458,606)
Total shareholders’ equity	3,208,397	2,928,725
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,765,829	$4,944,475

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

Three Months Ended	December 31, 2008	December 31, 2007
NET SALES	$3,270,854	$3,130,752
COST OF SALES	1,191,493	1,103,185
GROSS PROFIT	2,079,362	2,027,567
OPERATING EXPENSES:
Sales and marketing	1,191,079	1,304,732
General and administrative	354,908	330,777
Research and development	286,551	325,028
Total operating expenses	1,832,538	1,960,537
OPERATING INCOME	246,824	67,030
Interest expense, net	(14,449)	(8,293)
Other income (expense), net	535	299
Interest and other income (expense), net	(13,914)	(7,994)
INCOME BEFORE PROVISION FOR INCOME TAXES	232,910	59,036
Provision for income taxes	—	—
NET INCOME	$232,910	$59,036
Net income per share—basic and diluted	$0.04	$0.01
Weighted average shares—basic	6,455,100	6,447,100
Weighted average shares—diluted	6,455,100	6,450,709

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

Nine Months Ended	December 31, 2008	December 31, 2007
NET SALES	$9,711,029	$8,882,413
COST OF SALES	3,714,908	3,300,591
GROSS PROFIT	5,996,121	5,581,822
OPERATING EXPENSES:
Sales and marketing	3,887,030	3,755,460
General and administrative	1,079,861	1,053,022
Research and development	855,764	988,659
Total operating expenses	5,822,655	5,797,141
OPERATING INCOME (LOSS)	173,466	(215,319)
Interest expense, net	(50,073)	(23,292)
Other income (expense), net	20,500	10,125
Interest and other income (expense), net	(29,573)	(13,167)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	143,893	(228,486)
Provision for income taxes	—	—
NET INCOME (LOSS)	$143,893	$(228,486)
Net income (loss) per share—basic and diluted	$0.02	$(0.04)
Weighted average shares—basic and diluted	6,453,338	6,439,527

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Cash Flows

(Unaudited)

Nine Months Ended	December 31, 2008	December 31, 2007
Cash flows from operating activities:
Net income (loss)	$143,893	$(228,486)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	181,102	151,443
Stock-based compensation expense related to stock options	124,259	111,554
Stock-based interest expense related to warrants	9,381	9,381
Provision for doubtful accounts, net	(1,000)	(5,000)
Provision for inventory obsolescence, net	(20,000)	(15,000)
Change in operating assets and liabilities:
Accounts receivable	20,916	(48,430)
Inventories	192,816	(312,508)
Prepaid expenses and other assets	9,558	148,850
Accounts payable	136,209	73,668
Accrued compensation and other accrued liabilities	(187,469)	(43,054)
Net cash provided by (used in) operating activities	609,665	(157,582)
Cash flows from investing activities:
Acquisition of property and equipment	(184,250)	(464,030)
Patent costs	(28,492)	(41,623)
Net cash (used in) investing activities	(212,742)	(505,653)
Cash flows from financing activities:
(Paydown of) borrowings from credit facility	(407,058)	280,000
Proceeds from the exercise of stock options	11,520	45,740
Net cash (used in) provided by financing activities	(395,538)	325,740
Net increase (decrease) in cash and cash equivalents	1,385	(337,495)
Cash and cash equivalents, beginning of period	70,995	436,403
Cash and cash equivalents, end of period	$72,380	$98,908

The accompanying notes to financial statements are an integral part of these condensed statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2008

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

We have, except for the nine months ended December 31, 2008 and fiscal years 2004 and 2003 when we achieved profitable operations, incurred losses since our inception and have an accumulated deficit of $16,314,713 at December 31, 2008. Operations have been financed primarily through issuances of our common stock. Our liquidity has substantially diminished because of such continuing operating losses, and we may be required to seek additional capital in the future.

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

Concentration of Credit Risk.  SFAS 105, “Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk,” requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash. The amount of cash that we have on deposit with financial institutions may at any time exceed the $250,000 federally insured limit at December 31, 2008. However, we believe that the financial institutions are financially sound and the risk of loss is minimal.

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

Accounts receivable are typically unsecured and are derived from transactions with and from entities in the healthcare industry primarily located in the United States. Accordingly, we may be exposed to credit risk generally associated with the healthcare industry. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The net accounts receivable balance at December 31, 2008 of $1,432,854 included no more than 8% from any one customer. The net accounts receivable balance at March 31, 2008 of $1,452,770 included no more than 4% from any one customer.

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

Inventories.  Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At December 31, 2008 and March 31, 2008, inventory consisted of the following:

	December 31, 2008	March 31, 2008
Raw materials	$1,125,710	$1,296,761
Finished goods	1,017,427	1,039,192
Total gross inventories	2,143,137	2,335,953
Less reserve for obsolescence	(45,000)	(65,000)
Total net inventories	$2,098,137	$2,270,953

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

Patents.  The costs of applying for patents are capitalized and amortized on a straight-line basis over the lesser of the patent’s economic or legal life (17 years in the United States). Capitalized costs are expensed if patents are not granted. We review the carrying value of our patents periodically to determine whether the patents have continuing value, and such reviews could result in the conclusion that the recorded amounts have been impaired; however, we have determined no impairment is necessary as of December 31, 2008.

Accrued Liabilities.  We have accrued $50,000 related to warranty claims, $60,805 related to sales commissions and $26,604 related to rent normalization and have included these amounts in accrued liabilities in the accompanying balance sheet at December 31, 2008. At March 31, 2008, we had accrued $75,000 related to warranty claims, $107,034 related to sales commissions and $58,890 related to rent normalization and have included these amounts in accrued liabilities in the accompanying balance sheet at March 31, 2008.

Income Taxes.  We account for income taxes under the provisions of SFAS 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. SFAS 109 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized. During the three and nine months ended December 31, 2008, we reversed our deferred tax assets and valuation allowance by the effective tax rate on loss carryforwards that were used to offset taxable income for these periods. During fiscal year 2008, no tax benefit was obtained from our loss. As a result, no tax benefit is reflected in the accompanying statements of operations for fiscal year 2008. Should we achieve sufficient, sustained income in the future, we may conclude that more or all of the valuation allowance should be reversed. FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes requires us to make many subjective assumptions and judgments regarding our income tax exposures. At December 31, 2008, we had no unrecognized tax benefits which would affect the effective tax rate if recognized and had no accrued interest or penalties related to uncertain tax positions.

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

We have adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of our fiscal year 2007. Our financial statements as of and for fiscal years 2008 and 2007 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and nine months ended December 31, 2008 was $45,828 and $124,259, respectively, which consisted of stock-based compensation expense related to grants of employee stock options. Stock-based compensation expense related to employee stock options during the three and nine months ended December 31, 2007 was $36,340 and $111,554, respectively.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our statement of operations for the three months ended December 31, 2008 and 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2008, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to July 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all share-based payment is recognized using the straight-line, single-option method. As stock-based compensation expense recognized in the accompanying statements of operations for the three months ended December 31, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

(3)           BASIC AND DILUTED INCOME AND LOSS PER COMMON SHARE

Net income or loss per share is calculated in accordance with SFAS 128, “Earnings Per Share” (“SFAS 128”). Under the provisions of SFAS 128, basic net income or loss per common share is computed by dividing net income or loss for the period by the weighted average number of common shares outstanding for the period. Diluted net income or loss per common share is computed by dividing the net income or loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. The shares used in the calculation of dilutive potential common shares exclude options to purchase shares where the exercise price was greater than the average market price of common shares for the period. As a result of our net loss for the nine months ended December 31, 2007, all potentially dilutive securities in the loss year would be anti-dilutive and were excluded from the computation of diluted loss per share, and there are no differences between basic and diluted per share amounts for the loss year presented.

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Net income (loss)	$232,910	$59,036	$143,893	$(228,486)
Weighted-average shares — basic	6,455,100	6,447,100	6,453,338	6,439,527
Effect of dilutive potential common shares	—	3,609	—	—
Weighted-average shares — diluted	6,455,100	6,450,709	6,453,338	6,439,527
Net income (loss) per share — basic	$0.04	$0.01	$0.02	$(0.04)
Net income (loss) per share — diluted	$0.04	$0.01	$0.02	$(0.04)
Antidilutive employee stock options	590,000	381,391	590,000	385,000

(4)           COMMITMENTS AND CONTINGENCIES

We currently lease our facilities at 6797 Winchester Circle, Boulder, Colorado under noncancelable lease agreements through August 14, 2009. The minimum future lease payment by fiscal year as of December 31, 2008 is as follows:

Fiscal Year	Amount
2009 (three months remaining)	$62,423
2010	94,804
Total	$157,227

Our minimum future equipment lease payments with General Electric Capital Corporation as of December 31, 2008, by fiscal year, are as follows:

Fiscal Year	Amount
2009 (three months remaining)	$25,469
2010	101,873
2011	101,873
2012	101,873
2013	101,873
2014	8,488
Total	$441,449

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine compliance with these regulations. We believe that we were in substantial compliance with all known regulations as of December 31, 2008. FDA inspections are conducted periodically at the discretion of the FDA. Our latest inspection by the FDA occurred in May 2004.

On November 10, 2006, we entered into a credit facility agreement with Silicon Valley Bank. The terms of the credit facility include a line of credit for $2,000,000 for three years at an interest rate calculated at prime rate plus 1.25%, subject to increase upon a default. In connection with the credit facility, we issued warrants to Silicon Valley Bank to purchase 28,000 shares of our common stock at a per share price of $2.75. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. As of December 31, 2008, we had borrowed $198,942 from the credit facility and, under our eligible receivables and inventory limit, had an additional $1,507,068 available to borrow.

(5)           VALUATION AND EXPENSE INFORMATION UNDER SFAS 123(R)

On April 1, 2006, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options, based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the three and nine months ended December 31, 2008 and 2007, which was allocated as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Cost of sales	$1,113	$—	$1,533	$—
Sales and marketing	7,950	7,051	22,068	24,046
General and administrative	30,756	24,806	85,007	74,418
Research and development	6,009	4,483	15,651	13,090
Stock-based compensation expense	$45,828	$36,340	$124,259	$111,554

The Black-Scholes model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk-free interest rate and expected dividends. Employee stock options to purchase 160,000 and 200,000 shares of stock were granted during the three and nine months ended December 31, 2008, respectively. The weighted-average assumptions for employee stock options granted during the three and nine months ended December 31, 2008 are summarized as follows:

	Three Months Ended	Nine Months Ended
	December 31, 2008	December 31, 2008
Risk-free interest rate	3.0%	3.0%
Expected life (in years)	5.0	5.0
Expected volatility	64%	60%
Expected dividend	0%	0%

As of December 31, 2008, $279,000 of total unrecognized compensation costs related to nonvested stock is expected to be recognized over a weighted-average period of two years.

(6)           RELATED PARTY TRANSACTION

We paid consulting fees of approximately $13,000 and $42,000 to an entity owned by one of our directors during the three and nine months ended December 31, 2008, respectively and approximately $16,000 and $47,000 during the three and nine months ended December 31, 2007, respectively.

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

When a hospital changes to AEM technology, we receive recurring sales from sales of replacement instruments. We believe that there is no directly competing technology to supplant AEM products once a hospital switches to our products. The replacement market of reusable and disposable AEM products in hospitals that use our AEM technology represented over 90% of our sales during the three months ended December 31, 2008. This sales stream is expected to grow as the base of hospitals that switch to AEM technology continues to grow. In addition, we intend to develop disposable versions of more of our AEM products in order to meet market demands and expand our sales opportunities.

We have, except for the nine months ended December 31, 2008 and fiscal years 2004 and 2003 when we achieved profitable operations, incurred losses since our inception and have an accumulated deficit of $16,314,713 at December 31, 2008. Operations have been financed primarily through issuances of our common stock. Our liquidity has substantially diminished because of such continuing operating losses, and we may be required to seek additional capital in the future.

During the nine months ended December 31, 2008, we provided $609,665 of cash from our operations and used $184,250 for investments in equipment. As of December 31, 2008, we had $72,380 in cash and cash equivalents available to fund future operations, an increase of $1,385 from March 31, 2008. As of December 31, 2008, we had borrowed $198,942 from our $2,000,000 credit facility, a decrease of $407,058 from March 31, 2008. Our working capital was $2,147,508 at December 31, 2008 compared to $2,483,993 at March 31, 2008.

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

Possibility of Operating Losses:  We have, except for the nine months ended December 31, 2008 and fiscal years 2004 and 2003 when we achieved profitable operations, incurred losses since our inception and have an accumulated deficit of $16,314,713 at December 31, 2008. Operations have been financed primarily through issuances of our common stock. We have made strides toward improving our operating results but due to the ongoing need to develop, optimize and train our direct sales managers and the independent sales representative network, the need to support the development of refinements to our product line, and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may continue to operate at a net loss. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to raise additional capital.

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

Results of Operations

For the three months ended December 31, 2008 compared to the three months ended December 31, 2007.

Net sales. Net sales for the quarter ended December 31, 2008, were $3,270,854 compared to $3,130,752 for the quarter ended December 31, 2007, an increase of 4%. The increase is attributable to the addition of new hospital accounts, partially offset by business lost from hospitals that previously changed to AEM technology. We opened five new hospital accounts for AEM technology in the three months ended December 31, 2008 versus nine new hospital accounts for AEM technology in the three months ended December 31, 2007. We have changed and added new sales managers and independent sales representatives in an effort to capitalize on identified market opportunities. It will take a number of months before new sales managers and new independent sales representatives generate new hospital accounts, but we expect that the combination of these new additions will provide the focus that is needed to achieve market gains.

Gross profit. Gross profit for the quarter ended December 31, 2008 of $2,079,362 represented an increase of 3% from gross profit of $2,027,567 for the quarter ended December 31, 2007. Gross profit as a percentage of sales (gross margins) decreased from 65% for the quarter ended December 31, 2007 to 64% for the quarter ended December 31, 2008. The gross profit margin decrease for the quarter ended December 31, 2008 was primarily due to increased sales of lower gross profit margin products that was partially offset by a higher gross profit margin for our internally manufactured disposable scissor inserts. In the quarter ended December 31, 2008, gross profit margin was 0.8% higher as a result of a decrease in warranty claims.

Sales and marketing expenses. Sales and marketing expenses of $1,191,079 for the quarter ended December 31, 2008 represented a decrease of 9% from sales and marketing expenses of $1,304,732 for the quarter ended December 31, 2007. The decrease was a result of decreased commissions for independent sales representatives and decreased independent contractor and trade shows expenses. The decrease in such cost was partially offset by increased compensation for additional sales employees.

General and administrative expenses. General and administrative expenses of $354,908 for the quarter ended December 31, 2008 represented an increase of 7% from general and administrative expenses of $330,777 for the quarter ended December 31, 2007. The increase was the result of an increase to compensation.

Research and development expenses. Research and development expenses of $286,551 for the quarter ended December 31, 2008 represented a decrease of 12% compared to $325,028 for the quarter ended December 31, 2007. The decrease was a result of decreased compensation and outside services.

Net income. Net income was $232,910 for the quarter ended December 31, 2008 compared to net income of $59,036 for the quarter ended December 31, 2007. Net income increase was a result of increased sales income and reduced operating expenses.

The results of operations for the three months ended December 31, 2008 should not be taken as an indication of the results of operations for all or any part of the balance of the fiscal year.

For the nine months ended December 31, 2008 compared to the nine months ended December 31, 2007.

Net sales. Net sales for the nine months ended December 31, 2008, were $9,711,029 compared to $8,882,413 for the nine months ended December 31, 2007, an increase of 9%. The increase is attributable to the addition of new hospital accounts, partially offset by business lost from hospitals that previously changed to AEM technology. We opened thirty-four new hospital accounts for AEM technology in the nine months ended December 31, 2008 versus thirty new hospital accounts for AEM technology in the nine months ended December 31, 2007. We have changed and added new sales managers and independent sales representatives in an effort to capitalize on identified market opportunities. It will take a number of months before new sales managers and new independent sales representatives generate new hospital accounts, but we expect that the combination of these new additions will provide the focus that is needed to achieve market gains.

Gross profit. Gross profit for the nine months ended December 31, 2008 of $5,996,121 represented an increase of 7% from gross profit of $5,581,822 for the nine months ended December 31, 2007. Gross profit as a percentage of sales (gross margins) decreased from 63% for the nine months ended December 31, 2007 to 62% for the nine months ended December 31, 2008. The gross profit margin decrease for the nine months ended December 31, 2008 was primarily due to increased sales of lower gross profit margin products. The decrease was partially offset by a higher gross profit margin for our internally manufactured disposable scissor inserts.

Sales and marketing expenses. Sales and marketing expenses of $3,887,030 for the nine months ended December 31, 2008 represented an increase of 4% from sales and marketing expenses of $3,755,460 for the nine months ended December 31, 2007. The increase was a result of increased compensation for additional sales employees and increases in travel expenses and outside services. The increase in such cost was partially offset by decreased commissions for independent sales representatives and trade shows.

General and administrative expenses. General and administrative expenses of $1,079,861 for the nine months ended December 31, 2008 represented a 3% increase from general and administrative expenses of $1,053,022 for the nine months ended December 31, 2007. The increase was primarily the result of an increase to compensation. The increase in such cost was partially offset by reduced investor relations costs.

Research and development expenses. Research and development expenses of $855,764 for the nine months ended December 31, 2008 represented a decrease of 13% compared to $988,659 for the nine months ended December 31, 2007. The decrease was a result of decreased compensation, outside services and inventory usage.

Net income. Net income was $143,893 for the nine months ended December 31, 2008 compared to a net loss of $228,486 for the nine months ended December 31, 2007. Net income increase was a result of increased sales income that was partially reduced by increased operating expenses.

The results of operations for the nine months ended December 31, 2008 should not be taken as an indication of the results of operations for all or any part of the balance of the fiscal year.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by issuances of our common stock and warrants to purchase our common stock, which together totaled $19,523,110 through December 31, 2008, and, to a lesser degree, by funds provided by sales of our products.

On November 10, 2006, we entered into a credit facility agreement with Silicon Valley Bank. The terms of the credit facility include a line of credit for $2,000,000 for three years at an interest rate calculated at prime rate plus 1.25%, subject to increase upon a default. In connection with the credit facility, we issued warrants to Silicon Valley Bank to purchase 28,000 shares of our common stock at a per share price of $2.75. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. As of December 31, 2008, we had borrowed $198,942 from the credit facility and, under our eligible receivables and inventory limit, had an additional $1,507,068 available to borrow.

Our operations provided $609,665 of cash in the nine months ended December 31, 2008 on net sales of $9,711,029. Cash was provided principally by sales and our reduced cost structure as it relates to engineering projects. The amounts of cash provided by and used in operations for the nine months ended December 31, 2008 are not indicative of the expected cash to be generated from or used in operations in fiscal year 2009. During the nine months ended December 31, 2008, we invested $184,250 in the acquisition of property and equipment. As of December 31, 2008, we had $72,380 in cash and cash equivalents available to fund future operations and have borrowed $198,942 from our credit facility. Working capital was $2,147,508 at December 31, 2008 compared to $2,483,993 at March 31, 2008. Current liabilities were $1,557,432 at December 31, 2008, compared to $1,409,750 at March 31, 2008. The increase in current liabilities at December 31, 2008 was caused principally by a shift in debt from long-term debt to current liability line of credit.

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

We currently lease our facilities at 6797 Winchester Circle, Boulder, Colorado under noncancelable lease agreements through August 14, 2009. The minimum future lease payment by fiscal year as of December 31, 2008 is as follows:

Fiscal Year	Amount
2009 (three months remaining)	$62,423
2010	94,804
Total	$157,227

Our minimum future equipment lease payments with General Electric Capital Corporation as of December 31, 2008, by fiscal year, are as follows:

Fiscal Year	Amount
2009 (three months remaining)	$25,469
2010	101,873
2011	101,873
2012	101,873
2013	101,873
2014	8,488
Total	$441,449

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

On December 5, 2008, the OTC Bulletin Board (“OTCBB”) initiated quotes of our stock with a trading symbol of “ECIA.OB.” The Company will continue to be a Securities and Exchange Commission (“SEC”) reporting company and believes that it is current in all of its required SEC and regulatory filings. We do not pay a listing fee to the OTCBB.

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

We currently estimate forfeitures for stock-based compensation expense related to employee stock options at 7% and evaluate the forfeiture rate quarterly. Other assumptions that are used in calculating stock-based compensation expense include risk-free interest rate, expected life, expected volatility and expected dividend.

ITEM 4        -        CONTROLS AND PROCEDURES

(a)  We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Principal Accounting and Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us under the Exchange Act was recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms.

(b)  During the quarter ended December 31, 2008, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures or internal control over financial reporting requiring corrective actions. As a result, no corrective actions were taken.

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

Encision Inc.

February 13, 2009	/s/ Marcia McHaffie
Date	Marcia McHaffie
Controller
Principal Accounting Officer &
Principal Financial Officer