Form 10-K
period 2009-03-31
ENCISION INC
filed 2009-06-29
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File No.:  0-28604

ENCISION INC.

(Exact name of registrant as specified in its charter)

Colorado	84-1162056
(State of incorporation)	(I.R.S. Employer Identification No.)

6797 Winchester Circle, Boulder, Colorado	80301
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (303) 444-2600

Securities registered under Section 12(b) of the Act:  Common Stock, no par value

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐  No  ☒

As of September 30, 2008, the aggregate market value of the shares of common stock held by non-affiliates of the issuer on such date was $3,637,616. This figure is based on the closing sales price of $1.05 per share of the issuer’s common stock on September 30, 2008.

The number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date.

Common Stock, no par value	6,455,100
(Class)	(Outstanding at May 29, 2009)

Documents Incorporated by Reference: Definitive Proxy Statement for the 2009 Annual Shareholders’ Meeting to be filed with the Securities and Exchange Commission and incorporated by reference as described in Part III. The 2009 Proxy Statement will be filed within 120 days after the end of the fiscal year ended March 31, 2009.

Statements contained in this Annual Report on Form 10-K include forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward looking statements. All forward looking statements in this Annual Report on Form 10-K, including statements about our strategies, expectations about new and existing products, market demand, acceptance of new and existing products, technologies and opportunities, market size and growth, and return on investments in products and market, are based on information available to us on the date of this document, and we assume no obligation to update such forward looking statements. In some cases, you can identify forward looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of such terms or other comparable terminology. Readers of this Annual Report on Form 10-K are strongly encouraged to review the section entitled “Risk Factors”.

PART I

Item 1.  Business.

Company Overview

Encision Inc. (“Encision”, “we”, “us”, “our” or the “Company”), a medical device company based in Boulder, Colorado, has developed and launched innovative technology that is emerging as a standard of care in minimally-invasive surgery. We believe that our patented Active Electrode Monitoring® (“AEM”) Surgical Instruments are changing the marketplace for electrosurgical devices and laparoscopic instruments by providing a solution to a well-documented patient safety risk in laparoscopic surgery.

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

Our patented AEM technology provides surgeons with the desired tissue effects, while preventing stray electrosurgical energy that can cause unintended and unseen tissue injury. AEM Surgical Instruments are equivalent to conventional instruments in size, shape, ergonomics and functionality, but they incorporate “active electrode monitoring” technology to dynamically and continuously monitor the flow of electrosurgical current, thereby helping to prevent patient injury. With our “shielded and monitored” instruments, surgeons are able to perform electrosurgical procedures more safely and effectively than is possible using conventional instruments. In addition, AEM instruments are cost competitive with conventional “non-shielded, non-monitored” instruments. The result is advanced patient safety at comparable cost and with no change in surgeon technique.

AEM technology has been recommended and endorsed by sources from many groups involved in MIS. Surgeons, nurses, biomedical engineers, the medicolegal community, malpractice insurance carriers and electrosurgical device manufacturers advocate the use of AEM technology. The breadth of endorsements continues to expand with the recognition of AEM technology as an AORN Recommended Practice for Electrosurgery and AORN Recommended Practice for Minimally-Invasive Surgery by the Association of periOperative Registered Nurses (AORN). Additionally, a recommendation was made by a hospital malpractice insurance carrier that hospitals use surgical instruments which incorporate shielding and monitoring technology.

Business Highlights

Proprietary, Patented Technology

We have developed and launched patented AEM Surgical Instruments that enhance patient safety and patient outcome in laparoscopic surgical procedures. We have been issued seven patents relating to AEM technology from the United States Patent and Trademark Office, each encompassing multiple claims, and which have between two years two months and fifteen years four months remaining. We also have patents relating to AEM technology issued in Europe, Japan, Canada and Australia.

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

Emerging as a Standard of Care

We believe that AEM technology is following a similar path as previous technological developments in surgery. Throughout the history of electrosurgery, companies that have developed significant technological breakthroughs in patient safety have seen their technologies become widely used. As with “Isolated” electrosurgical generators in the 1970s and with “REM” technology in the 1980s, AEM technology is receiving the broad endorsements that drove these previous new technologies to becoming a standard of care. Our proprietary AEM technology enhances patient safety in MIS, and clinicians are now widely advocating its use.

Developing Distribution Network is Advancing Utilization of AEM Technology

Our AEM technology, in the hands of a sales network with broad access to the surgery marketplace, will help to increase utilization and market share. Historically, our sales and marketing efforts have been hindered by our small size and limited distribution channels.  While these limitations continue, we have improved our sales network, which provided new hospital accounts with AEM technology in fiscal year 2009. Our supplier agreements with Novation and Premier, the two largest Group Purchasing Organizations (“GPOs”) for hospitals in the U.S., are beginning to expose more hospitals to the benefits of our AEM technology.

Market Overview

We believe that our sole possession of patented AEM technology provides us with marketing leverage toward gaining an increased share of the large market for surgical instruments in MIS.

In the 1990s, surgeons began widespread use of minimally-invasive surgical techniques. The benefits of MIS are substantial and include reduced trauma for the patient, reduced hospital stay, shorter recovery time and lower medical costs. With improvements in the micro-camera and in the variety of available instruments, laparoscopic surgery became popular among general and gynecologic surgeons. Laparoscopy now accounts for a large percentage of all surgical procedures performed in the United States. Approximately 85% of surgeons employ monopolar electrosurgery for laparoscopy according to INTERactive SURVeys. There are over 4.4 million laparoscopic procedures performed annually in the United States, and this number is increasing annually (Note: except as otherwise stated, market estimates in this section are as reported by Patient Safety & Quality Healthcare).

A component of the endoscopic surgery products market includes laparoscopic hand instruments, including scissors, graspers, dissectors, forceps, suction/irrigation devices, clip appliers and other surgical instruments of various designs, which provide a variety of tissue effects. Among the laparoscopic hand instruments, approximately $400 million in sales annually are instruments designed for “monopolar” electrosurgical utility. This market for laparoscopic monopolar electrosurgical instruments is the market we are targeting with our innovative AEM Surgical Instruments. Our proprietary AEM product line supplants the conventional “non-shielded, non-monitored” electrosurgical instruments commonly used in laparoscopic surgery.

When a hospital decides to use our AEM technology, we make recurring sales to such hospital for replacement instruments. Sales from replacement reusable and disposable AEM products in hospitals represented over 90% of our sales in the fiscal year ended March 31, 2009, and we expect this sales stream to grow as new hospitals increasingly adopt AEM technology. AEM Instruments are competitively priced to conventional laparoscopic instruments.

We aim to further develop the market by continuing to educate healthcare professionals about the benefits of AEM technology to advance patient safety. We are working to improve our sales network to reach the decision makers who purchase laparoscopic instruments and electrosurgical devices. We are also pursuing relationships with GPOs to assist in promoting the benefits of AEM technology. GPOs have significant influence on the market for surgical instruments. Supplier agreements with Novation and Premier are helping to expose AEM technology to new hospitals. Together, Novation and Premier represent over 3,000 hospitals which perform approximately 50% of all surgery in the United States.

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

Encision’s AEM Surgical Instruments

Active electrode monitoring technology can eliminate the risk of stray electrical energy caused by instrument insulation failure and capacitive coupling, and thus helps to prevent unintended burn injury to the patient.

AEM Surgical Instruments are an innovative solution to stray electrosurgical burns in laparoscopic surgery and are designed with the same look, feel and functionality as conventional instruments. They direct electrosurgical energy where the surgeon desires, while continuously monitoring the current flow to prevent stray electrosurgical energy from instrument insulation failure or capacitive coupling.

Whereas conventional instruments are simply a conductive element with a layer of insulation coating, AEM Surgical Instruments have a patented, multi-layered design with a built-in “shield,” a concept much like the third-wire ground in standard electrical cords. The shield in these instruments is referenced back to a monitor at the electrosurgical generator. In the event of a harmful level of stray electrical energy, the monitor shuts down the power at the source, advancing patient safety. For instance, if instrument insulation failure should occur, the AEM system, while continually monitoring the instrument, immediately shuts down the electrosurgical generator, turning off the electrical current and alerting the surgical staff.  The AEM system protects against capacitive coupling by providing a neutral return path for “capacitively coupled” electrical current. Capacitively coupled energy is continually drained away from the instrument and away from the patient through the protective shield built into all AEM instruments.

The AEM system consists of shielded 5mm AEM Instruments and an AEM monitor. The AEM Instruments are designed to function identically to the conventional 5mm instruments that surgeons are familiar with, but with the added benefit of enhanced patient safety. Our entire line of laparoscopic instruments has the integrated AEM design and includes the full range of instruments that are common in laparoscopic surgery today. The AEM monitor is compatible with most electrosurgical generators. AEM Surgical Instruments provide enhanced patient safety, require no change in surgeon technique and are cost competitive. Thus, conversion to AEM Surgical Instruments can be easy and economical.

Technology Precedents

We believe that gaining broad independent endorsements in the surgical community is a demonstrated and successful method for new surgical technology to advance in the marketplace. From a concern or problem in surgery, the medical device industry develops a technological solution, and this solution evolves to garner credibility and endorsements. Once this occurs, the technology is then widely employed by hospitals to benefit patients, surgeons and the operating room staff. We believe that AEM technology is following the same path as previous developments in electrosurgery. As with other safety advances (i.e. “Isolated” electrosurgical generators in the 1970s and “REM” technology in the 1980s), AEM technology has received the breadth of independent endorsements that drove previous new technology to broad market acceptance. (“REM” is a registered trademark of Covidien Ltd. “AEM” is a registered trademark of Encision Inc.).

Time Period	Problem	Solution	Results

1970s	All electrosurgical units had a “grounded” design

	Alternate paths for the current were possible, causing patient burns	“Isolated” Electrosurgery	Patient safety is improved; New standard of care

1980s	All electrosurgical patient return electrodes were “not monitored”

	Patient burns at return electrode site were possible	REM - Return Electrode Monitoring	Patient safety is improved; New standard of care

1990s & 2000s	Introduction of Minimally Invasive Surgery (MIS)

	MIS instruments are susceptible to causing stray electrosurgical burns to unintended, unseen tissue	AEM Surgical Instruments—Shielded and monitored instruments and the active electrode monitoring system.	Patient safety is improved; Emerging standard of care

Historical Perspective

We were organized as a Colorado corporation in 1991 and spent several years developing the AEM monitoring system and protective sheaths to adapt to conventional electrosurgical instruments. During this period, we conducted product trials and applied for patents with the United States Patent and Trademark Office and with International patent agencies. Patents were issued to us by the United States Patent and Trademark Office in 1994, 1997, 1998, 2002 and 2008.

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

With the broad array of AEM instruments now available, the surgeon has a wide choice of instrument options and does not have to change surgical technique to use our AEM products. Since conversion to AEM technology is transparent to the surgeon, hospitals can now universally convert to AEM technology, thus providing all of their laparoscopic surgery patients a higher level of safety. This development coincides with the continued expansion of independent endorsements for AEM technology. Recommendations from the malpractice insurance and medicolegal communities complement the broad clinical endorsements that AEM technology has garnered over the past few years, leading to market gains for the technology.

Products

We produce and market a full line of AEM Instruments, which are ‘shielded and monitored’ to prevent stray electrosurgical burns from insulation failure and capacitive coupling. Our product line includes a broad range of articulating instruments (scissors, graspers and dissectors), fixed-tip electrodes and suction-irrigation electrodes. These AEM Instruments are available in a wide array of reusable and disposable options. Our new line of disposable hand-switching fixed tip electrodes offers disposable and reusable alternatives for each of our major product groups. In 2006, we introduced a new line of handles that are used for advanced laparoscopic procedures that incorporate stiffer shafts and ergonomic features. In addition, we market an AEM monitor product line that is used in conjunction with AEM Instruments.

Sales and Marketing Overview

We believe that AEM technology will become the standard of care in laparoscopic surgery worldwide. Our marketing efforts are focused toward capitalizing on substantial independent endorsements for AEM technology. These third-party endorsements advocate utilizing active electrode monitoring for advancing patient safety in laparoscopic surgery. Substantial visibility has been achieved as a result of the technology’s recognition as an AORN Recommended Practice.

In addition, there is increasing public interest in the reduction of medical errors and the advancement of patient safety. This interest and focus is reflected in the Joint Commission on Accreditation of Healthcare Organizations (“the JCAHO”) Standards enacted in July 2001 requiring hospitals to show proactive initiatives for advancing patient safety in order to renew their accreditation. Some recent new hospital accounts changing to AEM technology have been motivated in part by these JCAHO patient safety standards. We believe that the credibility and importance of our technology is complemented by this expanding public interest in advancing patient safety.

To cost-effectively expand market coverage, we focus on optimizing our distribution network comprised of direct and independent sales representatives who are managed and directed by our regional sales managers throughout the United States. In some instances, customers have recognized the patient safety risks inherent in monopolar electrosurgery and have accepted AEM technology as the way to eliminate those risks. In other instances, we have found selling the concept behind AEM technology more difficult. This difficulty is due to several factors, including the necessity to make surgeons, nurses and hospital risk managers aware of the potential for unintended electrosurgical burns (which exists when conventional instruments are used during laparoscopic monopolar electrosurgery) and the resulting increased medicolegal liability exposure. Additionally, we must contend with the overall lack of single purchasing points in the industry (surgeons and hospital staff have to be in substantial agreement as to the benefits of new technology), and the resulting need to make multiple sales calls on personnel with the authority to commit to hospital expenditures. Other challenges include the fact that many hospitals have exclusive contractual agreements with manufacturers of competing surgical instruments.

Our goal is to optimize a network that has experience selling into the hospital operating room environment. We believe that improvement in this network offers us the best opportunity to cost effectively broaden acceptance of our product line and generate increased and recurring sales. Additionally, we are pursuing supplier agreements with the major GPOs. GPOs have significant influence on the market for surgical devices and instruments. We have GPO agreements with Novation and Premier, which together represent over 3,000 hospitals in the United States. We have negotiated a three year extension with Novation through January 31, 2012 and a new three year agreement with Premier effective as of June 1, 2008. While these agreements do not involve purchase commitments, these relationships with Novation and Premier expand the market visibility of AEM technology and smooth the procurement and conversion process for new hospital customers. In fiscal year 2009, approximately twenty percent of our new hospital account sales were sales to members of Novation and Premier.

On March 20, 2009, we and Caldera Medical, Inc. entered into a Representation Agreement, whereby we will use our sales employees to sell certain of Caldera’s products to physicians and hospitals. Caldera will pay us commissions on such sales pursuant to the terms of the Agreement.

In addition to the efforts to broaden market acceptance in the United States, we have contracted with independent distributors in Canada, Australia and New Zealand to market our products internationally. We have achieved Conformite Europeene (“CE”), marking for our products so that we may sell into the European marketplace. The CE marking indicates that a manufacturer has conformed to all of the obligations imposed by European health, safety and environmental legislation. While CE certification opens up incremental markets in Europe, our distribution options in the European marketplace are yet to be developed, and sales in international markets are negligible.

We believe that the expanding independent endorsements for AEM technology and the improved sales network of independent representatives will provide the basis for increased sales and continuing profitable operations. However, these measures, or any others that we may adopt, may not result in increased sales or profitable operations.

Research and Development

We aim to continually expand our AEM Instrument product line to satisfy the evolving needs of surgeons. For AEM technology to fully become a standard of care, we must satisfy surgeons’ preferred instrument shapes, sizes, styles and functionality with integrated AEM Instruments. This commitment includes expanding the styles of electrosurgical instruments available for MIS applications so that the conversion to AEM technology is transparent to surgeons and does not require significant change in their current surgical techniques. We employ full-time engineers and use independent contractors from time to time in our research and product development efforts. This group continuously explores ways to broaden and enhance the product line. Current research and development efforts are focused primarily on line-extension projects to further expand our AEM Instrument product offering to increase surgeons’ choices and options in laparoscopic surgery. Our research and development expenses were $1,138,677 in fiscal year 2009 and $1,267,834 in fiscal year 2008. We expense research and development costs for products and processes as incurred. Costs that are included in research and development expenses include direct salaries, contractor fees, materials, facility costs and administrative expenses that relate to research and development.

Manufacturing, Regulatory Affairs and Quality Assurance

We engage in various manufacturing and assembly activities at our leased facility in Boulder, Colorado. These operations include disposable scissor inserts manufacturing and assembly of our AEM Instrument system as well as fabrication, assembly and test operations for instruments and accessories. We also have relationships with a number of outside suppliers, including New Deantronics, Inc., who accounted for approximately 13% of our purchases in fiscal year 2009, who provide primary sub-assemblies, various electronic and sheet metal components, and molded parts used in our products.

We believe that the use of both internal and external manufacturing capabilities allows for increased flexibility in meeting our customer delivery requirements and significantly reduces the need for investment in specialized capital equipment. We have developed multiple sources of supply where possible. Our relationship with our suppliers is generally limited to individual purchase order agreements supplemented, as appropriate, by contractual relationships to help ensure the availability and low cost of certain products. All components, materials and sub-assemblies used in our products, whether produced in-house or obtained from others, are inspected to ensure compliance with our specifications. All finished products are subject to our quality assurance and performance testing procedures.

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

We achieved CE marking in August 2000, which required prior certification of our quality system and product documentation. Maintenance of the CE marking status requires periodic audits of the quality system and technical documentation by our European Notified Body, LGA InterCert. The most recent audit was completed in February 2009.

Patents, Patent Applications and Intellectual Proprietary Rights

We have invested heavily in an effort to protect our valuable technology, and, as a result of this effort, we have been issued eight relevant patents that together form a significant intellectual property position. We were issued a United States patent having 42 claims on May 17, 1994. This patent relates to the basic shielding and monitoring technologies that we incorporate into our AEM products. Six additional United States patents were issued to us in 1997, 1998, 2002 and 2008 relating to specific implementations of shielding and monitoring in instruments. Foreign patents relating to the core AEM shielding and monitoring technologies have been issued to us in Europe, Japan, Canada and Australia. There are between two years two months and fifteen years four months remaining on our AEM patents.

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

As mentioned in the Sales and Marketing discussion, the competitive issues involved in selling our AEM product line do not primarily revolve around a comparison of cost or features, but rather involve generating an awareness of the inherent hazards of electrosurgery and the potential for injury to the patient. This involves selling concepts, rather than just a product, which results in a longer sales cycle and generally higher sales costs. Independent endorsements of AEM technology have greatly enhanced the credibility of AEM Instruments. However, our efforts to increase market awareness of this technology may not be successful, and our competitors may develop alternative strategies and/or products to counter our marketing efforts.

Many of our competitors and potential competitors have widely-used products and significantly greater financial, technical, product development, marketing and other resources. We utilize a network of independent distributor representatives. In some cases, our options for independent distribution have conflicting and competing product interests which compromise our ability to make market advances in certain areas. We may not be able to compete successfully against current and future competitors, and competitive pressures faced by us may have a material adverse impact on our business, operating results and financial condition.

Government Regulation

Government regulation in the United States and other countries is a significant factor in the development and marketing of our products and in our ongoing manufacturing, research and development activities. The FDA regulates us and our products under a number of statutes, including the Federal Food, Drug and Cosmetics Act (the “FDC Act”).  Under the FDC Act, medical devices are classified as Class I, II or III on the basis of the controls deemed necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to the least extensive controls, as their safety and effectiveness can be reasonably assured through general controls (e.g., labeling, pre-market notification and adherence to QSR). For Class II devices, safety and effectiveness can be assured through the use of special controls (e.g., performance standards, post-market surveillance, patient registries and FDA guidelines). Class III devices (e.g., life-sustaining or life-supporting implantable devices or new devices which have been found not to be substantially equivalent to legally marketed devices) require the highest level of control, generally requiring pre-market approval by the FDA to ensure their safety and effectiveness.

If a manufacturer or distributor of medical devices can establish that a proposed device is “substantially equivalent” to a legally marketed Class I or Class II medical device or to a Class III medical device for which the FDA has not required a pre-market approval application, the manufacturer or distributor may seek FDA marketing clearance for the device by filing a 510(k) pre-market notification. Following submission of the 510(k) notification, the manufacturer or distributor may not place the device into commercial distribution in the United States until an order has been issued by the FDA. The FDA’s target for issuing such orders is within 90 days of submission, but the process can take significantly longer. The order may declare the FDA’s determination that the device is “substantially equivalent” to another legally marketed device and allow the proposed device to be marketed in the United States. The FDA may, however, determine that the proposed device is not substantially equivalent or may require further information, such as additional test data, before making a determination regarding substantial equivalence. Any adverse determination or request for additional information could delay market introduction and have a material adverse effect on our continued operations. We have received a favorable 510(k) notification for our AEM monitors and AEM Instruments, all of which are designated as Class II medical devices.

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

The FDA regulates our quality control and manufacturing procedures by requiring us and our contract manufacturers to demonstrate compliance with the QSR as specified in published FDA regulations. The FDA requires manufacturers to register with the FDA, which subjects them to periodic FDA inspections of manufacturing facilities. If violations of applicable regulations are noted during FDA inspections of our manufacturing facilities or the facilities of our contract manufacturers, the continued marketing of our products may be adversely affected. Such regulations are subject to change and depend heavily on administrative interpretations. In August 2007, the FDA conducted a QSR inspection of our facilities. We believe that we have the internal resources and processes in place to be reasonably assured that we are in compliance with all applicable United States regulations regarding the manufacture and sale of medical devices. However, if we were found not to be in compliance with the QSR, in the future, such findings could result in a material adverse impact on our financial condition, results of operations and cash flows.

Sales of medical devices outside of the United States are subject to United States export requirements and foreign regulatory requirements. Legal restrictions on the sale of imported medical devices vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval and the requirements may differ. We have obtained a Certificate of Export from the United States Department of Health and Human Services that states that we have been found to be “...in substantial compliance with Current Good

Manufacturing Practices...” based on the most recent inspection. However, a specific foreign country in which we wish to sell our products may not accept or continue to accept the Certificate of Export. Entry into the European Economic Area market also requires prior certification of our quality system and product documentation. We achieved CE marking in August 2000, allowing a launch into the European marketplace. Maintenance of the CE marking status requires annual audits of the quality system and technical documentation by our European Notified Body, LGA InterCert. The most recent audit was completed in February 2009. In addition to licensing, entry into the Canadian market now requires quality system certification to ISO 13485:2003. Our quality system was audited and a certification was issued by LGA-InterCert, of Nuremberg, Germany, in February 2008.

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

Employees

As of March 31, 2009, we employed 54 full-time individuals, of which 13 are engaged directly in research, development and regulatory activities, 13 in manufacturing/operations, 23 in marketing and sales and 5 in administrative positions. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

Item 2.  Properties.

We lease 28,696 square feet of office and manufacturing space under noncancelable lease agreements through August 14, 2009 at 6797 Winchester Circle, Boulder, Colorado. We have renewed our lease under lease agreements through July 31, 2014. We believe that our existing facilities are adequate for our current operations.

Item 3.  Legal Proceedings.

We are not involved in any legal proceeding. We may become involved in litigation in the future in the normal course of business.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a shareholder vote during the fourth quarter of the fiscal year ended March 31, 2009.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our common stock has been traded on the OTCBB under the symbol ECIA since November 13, 2008. Prior to that date, our common stock was quoted on the AMEX under the symbol ECI. The following table lists, for each period indicated, the high and low sales prices quoted on the AMEX or the high and low bid quotation for our common stock on the OTCBB, as applicable. The bid prices listed for the third and fourth quarter of fiscal 2009 reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

	2009		2008
Fiscal	High	Low	High	Low

First quarter	$2.75	$1.80	$4.20	$3.14

Second quarter	$2.00	$1.05	$3.40	$2.40

Third quarter	$1.50	$0.30	$2.75	$1.78

Fourth quarter	$1.01	$0.51	$2.30	$1.78

We have never paid cash dividends on our common stock and have no present plans to do so. We presently intend to retain any cash generated from operations in the future for use in our business. As of March 31, 2009, there were approximately 115 holders of record of our common stock.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this section are not historical facts, including statements about our strategies and expectations about new and existing products, market demand, acceptance of new and existing products, technologies and opportunities, market and industry segment growth, and return on investments in products and markets. These statements are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward looking statements. All forward looking statements in this section are based on information available to us on the date of this document, and we assume no obligation to update such forward looking statements. Readers of this Form 10-K are strongly encouraged to review the section entitled “Risk Factors”.

Outlook

Installed Base of AEM Monitoring Equipment.  We believe that sales of our installed base of our AEM monitors will increase as the inherent risks associated with monopolar laparoscopic electrosurgery become more widely acknowledged and as the network of direct and independent sales representatives becomes more adept at selling AEM products to our customers. We expect that the replacement sales of electrosurgical instruments and accessories will also increase as additional hospitals are converted to AEM technology. We believe that improvement in the quality of sales representatives carrying AEM product line, along with increased marketing efforts and the introduction of new products, may provide the basis for increased sales and continuing profitable operations. However, these measures, or any others that we may adopt, may not result in either increased sales or continuing profitable operations.

Possibility of Continued Operating Losses.  We have, except for the fiscal years 2009, 2004 and 2003 when we achieved profitable operations, incurred losses since our inception and have an accumulated deficit of $16,298,789 at March 31, 2009. We have made significant strides toward improving our operating results. However, due to the ongoing need to develop, optimize and train our sales distribution network and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss.

Sales Growth.  We expect to generate increased sales in the U.S. from sales to new hospital customers as our network of direct and independent sales representatives becomes more proficient and expands the number of new hospital accounts to AEM Surgical Instruments. We believe that the visibility and credibility of the independent clinical endorsements for AEM technology will contribute to new hospital accounts and increased sales in fiscal year 2010. We also expect that supplier agreements with Novation and Premier, which together represent over 3,000 U.S. hospitals, will expose more hospitals to the benefits of AEM technology and may stimulate new hospital accounts. Major progress was achieved in developing our disposable fixed-tip instruments with hand activation. We launched this new family of products at the end of the fourth quarter of fiscal year 2008. Our goal is to offer our customers an AEM disposable counterpart for each AEM reusable instrument. We expect additional sales from the agreements that we signed in fiscal year 2009 with Caldera Medical, Inc. and in fiscal year 2010 with Intuitive Surgical Inc.

Sales and Marketing Expenses.  We continue our efforts to expand domestic and international distribution capability, and we believe that sales and marketing expenses will need to be maintained at a healthy level in order to expand our market visibility and optimize the field sales capability of converting new hospital customers to AEM technology. Sales and marketing expenses are expected to increase as we increase our direct sales representatives. In fiscal year 2010, we expect to have 17 direct sales territories and five direct sales managers.

Manufacturing.  We believe that we will be able to achieve major cost reductions, and provide better control over quality and consistency, by producing products on our own. During the second half of fiscal year 2008, we began manufacturing our own disposable scissor inserts and are exploring other products that we may manufacture on our own.

Research and Development Expenses.  Research and development expenses are expected to increase to support development of refinements to our AEM product line, which will further expand the instrument options for the surgeon. New refinements to AEM product line are planned for introduction in fiscal year 2010.

Results of Operations

Net sales. Our sales for the fiscal year ended March 31, 2009 (“FY 09”) were $12,789,293, and for the fiscal year ended March 31, 2008 (“FY 08”) our sales were $12,065,659. This represents an increase of 6% in FY 09 from FY 08. This increase is due to the establishment of new accounts in thirty-six hospitals for AEM technology, which increased the installed base of users of reusable and disposable AEM Surgical Instruments. We benefited from a high customer retention rate and a recurring sales stream from the purchases of replacement instruments in existing accounts. Our retention rate of customers is also very strong due to the fact that there is no directly competing technology to supplant AEM products once a hospital has changed to AEM technology. Sales from replacement AEM products in hospitals represented over 90% of our sales in FY 09.

Gross profit.  Gross profit in FY 09 increased $364,327, or 5%, to $7,966,521 from $7,602,194 in FY 08, which resulted in a gross margin of 62% of net sales for FY 09 from 63 for FY 08.

Sales and marketing expenses.  Sales and marketing expenses were $5,166,573 in FY 09, an increase of $83,052, or 2%, from $5,083,521 in FY 08. The increase resulted from additions to our direct sales force and increased trade show expense. The increase was partially offset by a decrease in commissions for independent representatives and sales sample costs.

General and administrative expenses.  General and administrative expenses were $1,453,999 in FY 09, an increase of $48,642, or 3%, from $1,405,357 in FY 08. The increase was primarily the result of compensation, outside services and regulatory fees.

Research and development expenses.  Research and development expenses were $1,138,677 in FY 09, a decrease of $129,157, or 10%, from $1,267,834 in FY 08. The decrease was a result of a decrease in compensation expense, inventory usage and outside services.

Net income.  Net income in FY 09 of $159,817 represented a net income increase of $339,135 compared to FY 08 net loss of $179,318. The increase is a result of an increase in sales, a nominal increase of total operating expenses and increased interest expense.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock and stock-based expense related to stock options, which totaled $19,559,626 from our inception through March 31, 2009, and, to a lesser degree, by sales of our products. Our operations provided $694,837 of cash in FY 09 on sales of $12,789,293 and used $467,213 of cash in FY 08 on sales of $12,065,659. In FY 08 and prior years, the use of cash in our operations resulted primarily from the funding of our annual net losses. These amounts of cash generated from and used in operations are not indicative of the expected cash to be generated from or used in operations in the fiscal year ending March 31, 2010 (“FY 10”). As of March 31, 2009, we had $84,658 in cash and cash equivalents, and an unused line of credit of $1,800,000, available to fund future operations. Working capital was $2,180,296 at March 31, 2009 compared to $2,483,993 at March 31, 2008. The decrease in working capital was caused principally by a shift in debt from long-term debt to current liability line of credit. Current liabilities were $1,709,252 at March 31, 2009, compared to $1,409,750 at March 31, 2008. The increase in current liabilities at March 31, 2009 was caused principally by a shift in debt from long-term debt to current liability line of credit.

On November 10, 2006, we entered into a credit facility agreement with Silicon Valley Bank. The terms of the credit facility include a line of credit for $2,000,000 for three years at an interest rate calculated at prime rate plus 1.25%. In connection with the credit facility, we issued warrants to Silicon Valley Bank to purchase 28,000 shares of our common stock at a per share price of $2.75. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. At March 31, 2009 and 2008, we had borrowed $190,942 and $606,000, respectively, from the credit facility and, under our eligible receivables and inventory limit, had an additional $1,435,000 available to borrow. The credit facility requires us to meet certain financial covenants. At March 31, 2009, we were in compliance with the financial covenants.

We believe that the unique performance of AEM technology and our breadth of independent endorsements provide an opportunity for continued market share growth. We believe that the market awareness of AEM technology and its endorsements is continually improving and that this will benefit sales efforts in FY 10. We believe that we enter FY 10 having achieved improvements in the clinical credibility of our technology. Our FY 10 operating plan is focused on growing sales, increasing gross profits, increasing research and development costs while increasing profits and positive cash flows. We cannot predict with certainty the expected sales, gross profit, net income or loss and usage of cash and cash equivalents for FY 10. However, we believe that cash resources and borrowing capacity will be sufficient to fund our operations for at least the next twelve months under our current operating plan. If we are unable to manage the business operations in line with our budget expectations, it could have a material adverse effect on business viability, financial position, results of operations and cash flows. Further, if we are not successful in sustaining profitability and remaining at least cash flow break-even, additional capital may be required to maintain ongoing operations.

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

Income Taxes

As of March 31, 2009, net operating loss carryforwards totaling approximately $15.5 million were available to reduce taxable income in the future. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in FY 10. We have not paid income taxes since our inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including changes in our ownership. We have established a valuation allowance for the entire amount of our deferred tax asset since inception due to our history of losses. During FY 08, no tax benefit was obtained from our loss. As a result, no tax benefit is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed.

Off-Balance Sheet Financing Arrangements

Except as described below, we do not utilize variable interest entities or other off-balance sheet financial arrangements.

We have a commitment under an operating lease for manufacturing equipment with General Electric Capital Corporation. Lease expense under this arrangement for the fiscal years ended March 31, 2009 and 2008was $101,873 and $101,873, respectively.

We have a commitment for our facility at 6797 Winchester Circle, Boulder, Colorado. Rent expense for our facilities for the fiscal years ended March 31, 2009 and 2008 was $249,691 and $179,505, respectively

Contractual Obligations

We currently lease our facilities at 6797 Winchester Circle, Boulder, Colorado under noncancelable lease agreements through August 14, 2009. We have renewed our lease under lease agreements through July 31, 2014. The minimum future lease payment by fiscal year as of March 31, 2009 is as follows:

Fiscal Year	Amount
2010	$245,925
2011	247,264
2012	254,629
2013	262,281
2014	270,221
2015	90,966
Total	$1,371,286

Our minimum future equipment lease payments with General Electric Capital Corporation as of March 31, 2009, by fiscal year, are as follows:

Fiscal Year	Amount
2010	$101,873
2011	101,873
2012	101,873
2013	101,873
2014	8,488
Total	$415,980

At March 31, 2009, we had borrowed $190,942 under our credit facility agreement with Silicon Valley Bank. We must repay our borrowings by November 10, 2009 unless we renegotiate a commitment with Silicon Valley Bank or another financial institution by then.

As of March 31, 2009, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Line of credit obligations	$190,942	$190,942	$—	$—	$—
Operating lease obligations	1,787,266	347,798	705,639	642,863	90,966
Total	$1,978,208	$538,740	$705,639	$642,863	$90,966

Aside from the operating lease and credit facility commitments, we do not have any material contractual commitments requiring settlement in the future.

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

We state property and equipment at cost, with depreciation computed over the estimated useful lives of the assets, generally three to seven years. Prior to FY 08, we utilized the double-declining method of depreciation for property and equipment due to the expected usage of the property and equipment over time. This method is expected to continue throughout the life of this equipment. Manufacturing and production equipment acquired, but not placed in service, in FY 07 and manufacturing and production equipment acquired after FY 07 is of a different technology for which the straight-line method is more appropriate. Therefore, we have utilized the straight-line method of depreciation for this and other property and equipment starting April 1, 2007. This difference in depreciation methods utilized for manufacturing and production equipment is based on the technological differences of the equipment and does not constitute a change in accounting principle. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized.

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

Among the factors that could cause future results and financial condition to be materially different from expectations are:

Our products may not be accepted by the market. The success of our products and our financial condition depends on the acceptance of AEM products by the medical community in commercially viable quantities during FY 10 and beyond. We cannot predict how quickly or how broadly AEM products will be accepted by the medical community. We need to continually educate the marketplace about the potential hazards involved in the use of conventional electrosurgical products during MIS procedures and the expected benefits associated with the use of AEM products. If we are unsuccessful in educating the marketplace about our technology and the hazards of conventional instruments, we will not create sufficient demand by hospitals and surgeons for AEM products and our financial condition, results of operations and cash flows could be adversely affected.

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

We may need additional funding to support our operations. We were formed in 1991 and have incurred losses of $16.3 million since that date. We have primarily financed research, development and operational activities with sales of our common stock. At March 31, 2009, we had $84,658 in cash available to fund future operations and, in addition, access to a line of credit for $1,800,000. We may find that investment in sales, marketing, research and development initiatives, merited by market opportunity, may result in our operating at a net loss from quarter to quarter. We may also find ourselves at a competitive disadvantage due to our constrained liquidity. On November 10, 2006, we entered into a credit facility agreement with Silicon Valley Bank. The terms of the credit facility include a line of credit for $2,000,000 for three years at an interest rate calculated at prime rate plus 1.25%. The credit facility will expire in November 2009 and may not be extended. In connection with the credit facility, we issued warrants to Silicon Valley Bank to purchase 28,000 shares of our common stock at a per share price of $2.75. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. At March 31, 2009, we had borrowed $190,942 from the credit facility and, under our eligible receivables and inventory limit, had an additional $1,435,000 available to borrow. The credit facility requires us to meet certain financial covenants. If we fail to comply with the restrictions contained in the credit facility and the lender does not waive such noncompliance, the resulting event of default could result in the lender accelerating the repayment of all outstanding amounts due under the credit facility or in our ability to receive additional funds under the credit facility. There can be no assurances that we would be successful in obtaining alternative sources of funding to repay these obligations should this event occur. In addition, should we need additional financing, we may not be able to obtain it on terms acceptable to us or at all.

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

Our current patents, trade secrets and know-how may not provide a competitive advantage, the pending applications may not result in patents being issued, and our competitors may design around any patents issued to us. Our success will continue to depend in part on our ability to maintain patent protection for our products and processes, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. We have seven issued U.S. patents on several technologies embodied in our AEM Monitoring System, AEM Instruments and related accessories and we have applied for additional U.S. patents. In addition, we have four issued foreign patents. There are between two years two months and fifteen years four months remaining on our AEM patents. The validity and breadth of claims coverage in medical technology patents involve complex legal and factual questions and may be highly uncertain. Also, patents may not protect our proprietary information and know-how or provide adequate remedies for us in the event of unauthorized use or disclosure of such information, and others may be able to develop competing technology, independent of such information. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation may be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us, to defend us against claimed infringement of the rights of others or to determine the ownership, scope or validity of our proprietary rights or those of others. Any such claims may require us to incur substantial litigation expenses and to divert substantial time and effort of management personnel and could substantially decrease the amount of capital available for our operations. An adverse determination in litigation involving the proprietary rights of others could subject us to significant liabilities to third parties, could require us to seek licenses from third parties, and could prevent us from manufacturing, selling or using our products. The occurrence of any such actual or threatened litigation or the effect on our business of such litigation may materially adversely affect our financial position, results of operations and cash flows. Additionally, our assessment that a patent is no longer of value could result in a significant charge against our earnings.

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

The potential fluctuation in future quarterly results may cause our stock price to fluctuate. We expect that our operating results could fluctuate significantly from quarter to quarter in the future and will depend upon a number of factors, many of which are outside our control. These factors include the extent to which our AEM technology and related accessories gain market acceptance; our investments in marketing, sales, research and development and administrative personnel necessary to support growth; our ability to expand our market share; actions of competitors; and, general economic conditions. The market value of our common stock has dramatically fluctuated in the past and is likely to fluctuate in the future. Any of these factors, or factors not listed, could have an immediate and significant negative impact on the market price of our stock.

Our common stock is thinly traded, the prices at which it trades are volatile and the buying or selling actions of a few shareholders may adversely affect our stock price. As of May 29, 2009, we had a public float, which is defined as shares outstanding minus shares held by our officers, directors, or holders of greater than 5% of our outstanding common stock, of 3,432,896 shares, or 53% of our outstanding common stock. The average number of shares traded in any given day over the past year has been relatively small compared to the public float. Thus, the actions of a few shareholders either buying or selling shares of our common stock may adversely affect the price of the shares. Historically, thinly traded securities such as our common stock have experienced extreme price and volume fluctuations that do not necessarily relate to operating performance.

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

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Encision Inc.

Boulder, Colorado

We have audited the accompanying balance sheet of Encision Inc. (the “Company”) as of March 31, 2009 and the related statements of operations, changes in shareholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Encision Inc. as of March 31, 2009, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/   Eide Bailly LLP

Greenwood Village, Colorado

June 9, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Encision Inc.

Boulder, Colorado

We have audited the accompanying balance sheet of Encision Inc. as of March 31, 2008 and the related statements of operations, shareholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Encision Inc. as of March 31, 2008, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/   Gordon, Hughes & Banks, LLP

Greenwood Village, Colorado

May 30, 2008

Encision Inc.

Balance Sheets

	March 31, 2009	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$84,658	$70,995
Accounts receivable, net of allowance for doubtful account of $9,000 at March 31, 2009 and $15,000 at March 31, 2008	1,263,751	1,452,770
Inventories, net of reserve for obsolescence of $55,000 at March 31, 2009 and $65,000 at March 31, 2008	2,504,598	2,270,953
Prepaid expenses	36,541	99,025
Total current assets	3,889,548	3,893,743
Equipment, at cost:
Furniture, fixtures and equipment	1,858,547	1,746,583
Customer-site equipment	667,171	644,946
Equipment-in-progress	144,790	30,240
Accumulated depreciation	(1,830,273)	(1,623,432)
Equipment, net	840,235	798,337
Patents, net of accumulated amortization of $128,994 at March 31, 2009 and $116,652 at March 31, 2008	215,801	199,246
Other assets	24,505	53,149
TOTAL ASSETS	$4,970,089	$4,944,475
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$745,138	$536,755
Accrued compensation	405,906	391,889
Other accrued liabilities	367,266	481,106
Line of credit	190,942	—
Total current liabilities	1,709,252	1,409,750
Line of credit	—	606,000
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 6,455,100 and 6,447,100 shares issued and outstanding at March 31, 2009 and March 31, 2008, respectively	19,559,626	19,387,331
Accumulated (deficit)	(16,298,789)	(16,458,606)
Total shareholders’ equity	3,260,837	2,928,725
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,970,089	$4,944,475

The accompanying notes to financial statements are an integral part of these statements.

Encision Inc.

Statements of Operations

Years Ended	March 31, 2009	March 31, 2008
NET SALES	$12,789,293	$12,065,659
COST OF SALES	4,822,772	4,463,465
GROSS PROFIT	7,966,521	7,602,194
OPERATING EXPENSES:
Sales and marketing	5,166,573	5,083,521
General and administrative	1,453,999	1,405,357
Research and development	1,138,677	1,267,834
Total operating expenses	7,759,249	7,756,712
OPERATING INCOME (LOSS)	207,272	(154,518)
Interest expense, net	(62,617)	(35,450)
Other income, net	15,162	10,650
Interest (expense) and other income, net	(47,455)	(24,800)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	159,817	(179,318)
Provision for income taxes	—	—
NET INCOME (LOSS)	$159,817	$(179,318)
Net income (loss) per share—basic and diluted	$0.02	$(0.03)
Weighted average shares—basic and diluted	6,453,338	6,441,410

The accompanying notes to financial statements are an integral part of these statements.

Encision Inc.

Statements of Shareholders’ Equity

	Shares of Common Stock	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
BALANCES AT MARCH 31, 2007	6,430,437	$19,202,785	$(16,279,288)	$2,923,497
Net loss	—	—	(179,318)	(179,318)
Exercise of stock options	16,663	45,740	—	45,740
Compensation expense related to stock options	—	138,806	—	138,806
BALANCES AT MARCH 31, 2008	6,447,100	$19,387,331	$(16,458,606)	$2,928,725
Net income	—	—	159,817	159,817
Exercise of stock options	8,000	11,520	—	11,520
Compensation expense related to stock options	—	160,775	—	160,775
BALANCES AT MARCH 31, 2009	6,455,100	$19,559,626	$(16,298,789)	$3,260,837

The accompanying notes to financial statements are an integral part of these statements.

Encision Inc.

Statements of Cash Flows

Years Ended	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net income (loss)	$159,817	$(179,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	219,183	221,932
Stock-based compensation expense related to stock options	160,775	138,806
Stock-based interest expense related to warrants	12,508	12,508
Provision for doubtful accounts, net change	(6,000)	(8,500)
Provision for inventory obsolescence, net change	(10,000)	(15,000)
Change in operating assets and liabilities:
Accounts receivable	195,019	(249,897)
Inventories	(223,645)	(491,726)
Prepaid expenses and other assets	78,620	158,385
Accounts payable	208,383	(84,059)
Accrued compensation and other accrued liabilities	(99,823)	29,656
Net cash provided by (used in) operating activities	694,837	(467,213)
Cash flows from investing activities:
Acquisition of property and equipment	(248,739)	(491,599)
Patent costs	(28,897)	(58,336)
Net cash (used in) investing activities	(277,636)	(549,935)
Cash flows from financing activities:
(Paydowns to) borrowings from credit facility	(415,058)	606,000
Proceeds from the exercise of stock options	11,520	45,740
Net cash (used in) provided by financing activities	(403,538)	651,740
Net increase (decrease) in cash and cash equivalents	13,663	(365,408)
Cash and cash equivalents, beginning of fiscal year	70,995	436,403
Cash and cash equivalents, end of fiscal year	$84,658	$70,995

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$36,168	$22,162

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

We have, except for the fiscal years 2009, 2004 and 2003 when we achieved profitable operations, incurred losses since our inception and have an accumulated deficit of $16,298,789 at March 31, 2009. Operations have been financed primarily through issuances of our common stock. Our liquidity has substantially diminished because of such continuing operating losses, and we may be required to seek additional capital in the future.

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

Concentration of Credit Risk.  Statement of Financial Accounting Standards (“SFAS”) 105, “Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk,” requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash. The amount of cash on deposit with financial institutions does not exceed the $250,000 federally insured limit at March 31, 2009. However, we believe that in the event that cash on deposit exceeds $250,000, the financial institutions are financially sound and the risk of loss is minimal.

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

A summary of the activity in our allowance for doubtful accounts is as follows:

Years Ended	March 31, 2009	March 31, 2008
Balance, beginning of year	$15,000	$23,500
Provision for estimated losses	(5,251)	(2,207)
Write-off of uncollectible accounts	(749)	(6,293)
Balance, end of year	$9,000	$15,000

The net accounts receivable balance at March 31, 2009 of $1,263,751 included no more than 6% from any one customer. The net accounts receivable balance at March 31, 2008 of $1,452,770 included no more than 4% from any one customer.

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

Years Ended	March 31, 2009	March 31, 2008

Balance, beginning of year	$75,000	$100,000
Provision for estimated warranty claims	4,419	2,561
Claims made	(29,419)	(27,561)
Balance, end of year	$50,000	$75,000

Inventories.  Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At March 31, 2009 and 2008, inventory consisted of the following:

	March 31, 2009	March 31, 2008
Raw materials	$1,336,376	$1,296,761
Finished goods	1,223,222	1,039,192
Total gross inventories	2,559,598	2,335,953
Less reserve for obsolescence	(55,000)	(65,000)
Total net inventories	$2,504,598	$2,270,953

A summary of the activity in our inventory reserve for obsolescence is as follows:

Years Ended	March 31, 2009	March 31, 2008
Balance, beginning of year	$65,000	$80,000
Provision for estimated obsolescence	29,254	26,951
Write-off of obsolete inventory	(39,254)	(41,951)
Balance, end of year	$55,000	$65,000

Property and Equipment. Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally three to seven years. Prior to fiscal year 2008, we utilized the double-declining method of depreciation for property and equipment due to the expected usage of the property and equipment over time. This method is expected to continue throughout the life of this equipment. Manufacturing and production equipment acquired, but not placed in service, in fiscal year 2007 and manufacturing and production equipment acquired after fiscal year 2007 is of a different technology for which the straight-line method is more appropriate. Therefore, we will use the straight-line method of depreciation for this and other property and equipment starting April 1, 2007. This difference in depreciation methods utilized for manufacturing and production equipment is based on the technological differences of the equipment and does not constitute a change in accounting principle. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized. Depreciation expense for the years ended March 31, 2009 and 2008 was $209,776 and $197,146, respectively.

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

Patents.  The costs of applying for patents are capitalized and amortized on a straight-line basis over the lesser of the patent’s economic or legal life (17 years in the United States). Capitalized costs are expensed if patents are not granted. We review the carrying value of our patents periodically to determine whether the patents have continuing value and such reviews could result in the conclusion that the recorded amounts have been impaired. A summary of our patents at March 31, 2009 and 2008 is as follows:

	March 31, 2009	March 31, 2008
Patents issued	$202,918	$172,788
Accumulated amortization	(128,995)	(116,652)
Patents issued, net of accumulated amortization	73,923	56,136
Patent applications	141,878	143,110
Total net patents	$215,801	$199,246

Accrued Liabilities.  We have accrued $50,000 related to warranty claims, $63,300 related to sales commissions and $15,202 related to rent normalization and have included these amounts in accrued liabilities in the accompanying balance sheet at March 31, 2009. At March 31, 2008, we had accrued $75,000 related to warranty claims, $107,034 related to sales commissions and $58,890 related to rent normalization and included these amounts in accrued liabilities in the accompanying balance sheet at March 31, 2008.

Income Taxes.  We account for income taxes under the provisions of Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. SFAS 109 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized. During fiscal years 2009 and 2008, no tax benefit was obtained from our loss. As a result, no tax benefit is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed (Note 5).

Sales Recognition.  Sales from product sales are recorded when we ship the product and title has passed to the customer, provided that we have evidence of a customer arrangement and can conclude that collection is probable. Our shipping policy is FOB Shipping Point. We recognize revenue from sales to stocking distributors when there is no right of return, other than for normal warranty claims. We have no ongoing obligations related to product sales, except for normal warranty.

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

We have adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of our fiscal year 2007. Our financial statements as of and for fiscal years 2009 and 2008 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for fiscal years 2009 and 2008 was $160,775 and $138,806, respectively, which consisted of stock-based compensation expense related to employee stock options.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our statement of operations for fiscal years 2009 and 2008 included compensation expense for share-based payment awards granted prior to, but not yet vested as of March 31, 2009, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to July 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all share-based payment is recognized using the straight-line, single-option method. As stock-based compensation expense recognized in the accompanying statement of operations for fiscal years 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to fiscal year 2007, we accounted for forfeitures as they occurred.

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

Stock-based compensation expense related to employee stock options under SFAS 123(R) for fiscal years 2009 and 2008 was allocated as follows:

Years Ended	March 31, 2009	March 31, 2008
Cost of sales	$1,882	$—
Sales and marketing	28,667	31,097
General and administrative	110,443	90,135
Research and development	19,783	17,574
Stock-based compensation expense	$160,775	$138,806

Comprehensive Income (Loss).  We have adopted the provisions of SFAS 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 establishes standards for reporting and display of comprehensive income or loss and its components in a full set of general-purpose financial statements. For fiscal years ended March 31, 2009 and 2008, we had no comprehensive income items.

Segment Reporting.  We have concluded that we have one operating segment.

Basic and Diluted Income and Loss per Common Share.  Net income or loss per share is calculated in accordance with SFAS 128, “Earnings Per Share” (“SFAS 128”). Under the provisions of SFAS 128, basic net income or loss per common share is computed by dividing net income or loss for the period by the weighted average number of common shares outstanding for the period. Diluted net income or loss per common share is computed by dividing the net income or loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. The shares used in the calculation of dilutive potential common shares exclude options to purchase shares where the exercise price was greater than the average market price of common shares for fiscal year 2009. As a result of our net loss in fiscal year 2008, all potentially dilutive securities in fiscal year 2008 would be anti-dilutive and were excluded from the computation of diluted loss per share, and there are no differences between basic and diluted per share amounts for fiscal year 2008.

The following table presents the calculation of basic and diluted net income (loss) per share:

Years Ended	March 31, 2009	March 31, 2008
Net income (loss)	$159,817	$(179,318)
Weighted-average shares — basic	6,453,338	6,441,410
Effect of dilutive potential common shares	—	—
Weighted-average shares — diluted	6,453,338	6,441,410
Net income (loss) per share — basic	$0.02	$(0.03)
Net income (loss) per share — diluted	$0.02	$(0.03)
Antidilutive employee stock options	570,000	425,000

Recent Accounting Pronouncements.  Effective April 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes.” FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is not met, a company must measure the tax position to determine the amount to recognize in the financial statements. The application of income tax law and regulations is inherently complex and subject to change. We are required to make many subjective assumptions and judgments regarding the income tax exposures. Changes in these subjective assumptions and judgments can materially affect amounts recognized in our financial statements. At March 31, 2009 and 2008, we had no unrecognized tax benefits which would affect the effective tax rate if recognized, and as of March 31, 2009, we had no accrued interest or penalties related to uncertain tax positions. On initial application, FIN 48 was applied to all tax positions for which the statute of limitations remained open. As we have a federal net operating loss carryover from the fiscal year ended March 31, 1995 forward, except for fiscal years ended March 31, 2003 and 2004, all tax years from fiscal year ended March 31, 1995 forward are subject to examination. As states have varying carryforward periods, the states are generally subject to examination for the previous 14 years or less.

In February 2007, the FASB issued Statement of Financial Standards No. 159 (“FASB 159”), “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. FASB 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. FASB 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 has not had a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R changes the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R changes the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing generally accepted accounting principles (“GAAP”) until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time. We believe that SFAS 141 should not have a material impact on our financial position or results of operations.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”).  The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We believe that SFAS 161 should not have a material impact on our financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This Statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We believe that SFAS 162 should not have a material impact on our financial position or results of operations.

3. Shareholders’ Equity

Stock Option Plan.  We adopted our 2007 Stock Option Plan (the “Plan,” as summarized below) to promote our and our shareholders’ interests by helping us to attract, retain and motivate our key employees and associates. Under the terms of the Plan, the Board of Directors may grant either “nonqualified” or “incentive” stock options, as defined by the Internal Revenue Code and related regulations. The purchase price of the shares subject to a stock option will be the fair market value of our common stock on the date the stock option is granted. Generally, vesting of stock options occurs such that 20% becomes exercisable on each anniversary of the date of grant for five years following the grant of such option. Generally, all stock options must be exercised within five years from the date granted. The number of common shares reserved for issuance under the Plan is 700,000 shares of common stock, subject to adjustment for dividend, stock split or other relevant changes in our capitalization.

Statement of Financial Accounting Standards 123(R).  Beginning in fiscal year 2007, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options based on estimated fair values. Stock-based compensation expense related to employee stock options under SFAS 123(R) for fiscal years 2009 and 2008 was allocated as follows:

Years Ended	March 31, 2009	March 31, 2008
Cost of sales	$1,882	$—
Sales and marketing	28,667	31,097
General and administrative	110,443	90,135
Research and development	19,783	17,574
Stock-based compensation expense	$160,775	$138,806

Upon adoption of SFAS 123(R) the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of financial information in accordance with SFAS 123. The use of a Black-Scholes model requires the use of actual employee exercise behavior data and the use of a number of assumptions including expected volatility, risk-free interest rate and expected dividends. Employee stock options for 200,000 and 45,000 shares of stock were granted during fiscal years 2009 and 2008, respectively.

As of March 31, 2009, $223,000 of total unrecognized compensation costs related to nonvested stock is expected to be recognized over a period of five years. The weighted-average assumptions for employee stock options are summarized as follows:

Years Ended	March 31, 2009	March 31, 2008
Risk-free interest rate	2.6%	3.0%
Expected life (in years)	5.0	5.0
Expected volatility	60%	49%
Expected dividend	0%	0%

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

The total fair value of options granted was computed to be approximately $144,652 and $43,675, for the fiscal years ended March 31, 2009 and 2008, respectively. For disclosure purposes, these amounts are amortized ratably over the vesting periods of the options. Effects of stock-based compensation, net of the effect of forfeitures, totaled $160,775 and $138,806 for fiscal years 2009 and 2008, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the use of assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options. A summary of our stock option activity and related information for each of the fiscal years ended March 31, 2009 and 2008 is as follows:

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT MARCH 31, 2007	415,000	$2.86
Granted	45,000	2.09
Exercised	(16,663)	2.75
Forfeited/expired	(18,337)	2.73
BALANCE AT MARCH 31, 2008	425,000	$2.79
Granted	200,000	1.39
Exercised	(8,000)	1.44
Forfeited/expired	(47,000)	2.55
BALANCE AT MARCH 31, 2009	570,000	$2.33

The following table summarizes information about employee stock options outstanding and exercisable at March 31, 2009:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$1.20 - $2.20	230,000	4.4	$1.46	11,667	$1.94
$2.53 - $2.89	275,000	0.4	$2.81	264,455	$2.82
$3.00 - $3.75	65,000	1.3	$3.41	49,877	$3.42
	570,000	2.1	$2.33	325,999	$2.88

Of the 570,000 options exercisable as of March 31, 2009, 250,000 are nonqualified stock options and 320,000 are incentive stock options. The exercise price of all options granted through March 31, 2009 has been equal to or greater than the fair market value, as determined by our Board of Directors or based upon publicly quoted market values of our common stock on the date of the grant. As of March 31, 2009, options for 470,000 shares of our common stock remain available for grant under the Plan.

4. Commitments and Contingencies

We currently lease our facilities at 6797 Winchester Circle, Boulder, Colorado under noncancelable lease agreements through August 14, 2009. We have renewed our lease under lease agreements through July 31, 2014. The minimum future lease payment by fiscal year as of March 31, 2009 is as follows:

Fiscal Year	Amount
2010	$245,925
2011	247,264
2012	254,629
2013	262,281
2014	270,221
2015	90,966
Total	$1,371,286

Our minimum future equipment lease payments with General Electric Capital Corporation as of March 31, 2009, by fiscal year, are as follows:

Fiscal Year	Amount
2010	$101,873
2011	101,873
2012	101,873
2013	101,873
2014	8,488
Total	$415,980

At March 31, 2009, we had borrowed $190,942 under our credit facility agreement with Silicon Valley Bank. We must repay our borrowings by November 10, 2009 unless we renegotiate a commitment with Silicon Valley Bank or another financial institution by then.

Rent expense for our facilities for the fiscal years ended March 31, 2009 and 2008 was $249,691 and $179,505, respectively. Rent expense for our equipment for the fiscal years ended March 31, 2009 and 2008 was $101,873 and $101,873, respectively.

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine our and their compliance with these regulations. As of March 31, 2009, we believe we were in substantial compliance with all known regulations. FDA inspections are conducted periodically at the discretion of the FDA. We were last inspected in May 2004 and were notified of six potential deficiencies from that inspection, none of which we believe to be material.

We were granted a Certificate to Foreign Government in October 11, 2000 that states in part that, based on the last periodic inspection, we were in substantial compliance with current good manufacturing processes, thereby allowing us to ship products to foreign countries.

Our obligation with respect to employee severance benefits is minimized by the “at will” nature of the employee relationships. Our total obligation as of March 31, 2009 with respect to contingent severance benefit obligations is less than $150,000.

On November 10, 2006, we entered into a credit facility agreement with Silicon Valley Bank. The terms of the credit facility include a line of credit for $2,000,000 for three years at an interest rate calculated at prime rate plus 1.25%. In connection with the credit facility, we issued warrants to Silicon Valley Bank to purchase 28,000 shares of our common stock at a per share price of $2.75. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. At March 31, 2009 and 2008, we had borrowed $190,942 and $606,000, respectively, from the credit facility and, under our eligible receivables and inventory limit, had an additional $1,435,000 available to borrow. The credit facility requires us to meet certain financial covenants, which we met as of March 31, 2009. The credit facility is secured by all goods, accounts receivable, equipment, inventory, contract rights or rights to payment of money, leases, license agreements, franchise agreements, general intangibles, commercial tort claims, documents, instruments, chattel paper, cash, deposit accounts, fixtures, letters of credit rights, securities, and all other investment property, supporting obligations, and financial assets, whether now owned or hereafter acquired, wherever located.

5. Income Taxes

The provision for income taxes consists of the following:

Years Ended	March 31, 2009	March 31, 2008
Current:
Federal	$—	$—
State	—	—
Total current	—	—
Deferred:
Federal	280,000	71,000
State	29,000	7,000
Total deferred	309,000	78,000
Decrease in valuation allowance	(309,000)	(78,000)
Total	$—	$—

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

Years Ended	March 31, 2009	March 31, 2008
Federal statutory rate	$54,000	$(61,000)
Effect of:
State taxes, net of federal tax benefit	6,000	(6,000)
Other	77,000	65,000
Valuation allowance	(137,000)	2,000
Total	$—	$—

The components of the deferred tax asset are as follows:

Years Ended	March 31, 2009	March 31, 2008
Credits and net operating loss carryforwards	$5,734,000	$6,011,000
Other	95,000	127,000
Gross deferred tax assets	5,829,000	6,138,000
Valuation allowance	(5,829,000)	(6,138,000)
Total deferred tax assets	$—	$—

We believe that based on all available evidence, it is more likely than not that the deferred tax assets will not be fully realized. Accordingly, a valuation allowance has been recorded against the deferred tax asset.

As of March 31, 2009, we had approximately $15.5 million of net operating loss carryovers for tax purposes. Additionally, we have approximately $124 thousand of research and development tax credits available to offset future federal income taxes. The net operating loss and credit carryovers begin to expire in the fiscal year ended March 31, 2010. In the fiscal years ended March 31, 2010, 2011 and 2012, net operating losses of approximately $1,000,000, $1,300,000 and $3,000,000, respectively, will begin to expire if sufficient taxable income is not available to use them. Our net operating loss carryovers at March 31, 2009 include $582,000 in income tax deductions related to stock options which will be tax effected and the benefit will be reflected as a credit to additional paid-in capital when realized. The Internal Revenue Code contains provisions, which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests.

6. Legal Proceedings

We are not involved in any legal proceeding. We may become involved in litigation in the future in the normal course of business.

7. Major Customers/Suppliers

We depend on sales that are generated from hospitals’ ongoing usage of AEM surgical instruments. In fiscal year 2009, we generated sales from over 350 hospitals that have changed to AEM products, but no hospital customer contributed more than 6% to the total sales. Approximately 50% of the new hospital accounts in fiscal years 2009 and 2008 were from hospitals affiliated with group purchasing organizations, Novation and Premier, with whom we signed supplier agreements in 2002 with an extension with Novation through January 31, 2009 and a new three year agreement with Premier effective as of June 1, 2008. In fiscal year 2009, we depended upon one vendor for approximately 13% of our purchases.

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

9. Related Party Transaction

We paid consulting fees of approximately $58,000 and $64,000 to an entity owned by one of our directors in fiscal years 2009 and 2008, respectively.

We have an employment agreement with Roger C. Odell, an executive officer. In the event that the agreement is terminated, Mr. Odell is entitled, for a period of one year, to receive benefits and severance pay at the rate of his annual salary as of the date of termination, payable in equal monthly amounts. We have accrued a liability of $101,804 and $86,000 at March 31, 2009 and 2008, respectively.

10. Quarterly Results (Unaudited)

(In thousands, except per share amounts)

Quarter Ended	Mar. 31, 2009	Dec. 31, 2008	Sep. 30, 2008	June 30, 2008	Mar. 31, 2008	Dec. 31, 2007	Sep. 30, 2007	June 30, 2007
Net sales	$3,078	$3,271	$3,346	$3,094	$3,183	$3,131	$3,092	$2,659
Gross profit	$1,970	$2,079	$2,052	$1,865	$2,020	$2,028	$1,926	$1,628
Operating income (loss)	$34	$247	$92	$(165)	$61	$67	$6	$(288)
Net income (loss)	$16	$233	$75	$(164)	$49	$59	$8	$(295)
Net income (loss) per share—basic and diluted	$0.00	$0.04	$0.01	$(0.03)	$0.01	$0.01	$0.00	$(.05)

11. Recent Developments

On March 20, 2009, we and Caldera Medical, Inc. (“Caldera”) entered into a Representation Agreement (the “Agreement”), whereby we will use our sales employees to sell certain of Caldera’s products to physicians and hospitals. Caldera will pay us commissions on such sales pursuant to the terms of the Agreement. The Agreement commenced on April 1, 2009 and will continue in effect until April 1, 2012, subject to early termination as provided in the Agreement. Caldera may, upon 45 days written notice to us, terminate the Agreement in the event that we fail to achieve a stated percentage of the quarterly sales forecast. Either party may terminate the Agreement for any reason with 30 days written notice to the other party or upon a material breach by the other party that remains uncured within a certain period. Upon the termination of the Agreement, we will be entitled to receive commissions for sales received by Caldera prior to the termination date and paid by the customers within a certain time period. Caldera will pay us commissions on all sales to pre-approved target accounts and customers that are accepted and fulfilled by Caldera. In connection with our sales of Caledera products, we will provide certain required in-service and customer service, as needed, but will not be responsible for warranty issues, regulatory requirements, or certain training activities with respect to such products. Caldera is required to indemnify us against losses relating to product performance, patent infringement claims, breach of the Agreement by Caldera, or any act, negligence, default or omission of Caldera or any of its employees or representatives. Pursuant to the Agreement, we and our employees are subject to confidentiality, non-competition and non-solicitation obligations, and we are required to indemnify Caldera for losses relating to a breach of the Agreement by us or any act, negligence, default or omission of us or any of our employees or representatives.

12. Subsequent Event

On April 3, 2009, we and Intuitive Surgical Inc. (“Intuitive”) entered into a Manufacturing, Supply, and License Agreement (the “Agreement”), effective March 30, 2009, whereby Intuitive will, on a non-exclusive basis, purchase and use certain of our AEM technology products (the “Products”) with Intuitive Surgical’s da Vinci® Surgical Systems. The Agreement will continue in effect until March 30, 2014, subject to early termination as provided in the Agreement. After the five-year initial term, the Agreement will automatically renew for additional two-year periods, unless either party delivers a notice of non-renewal at least six months before the expiration of the then-current term. Either party may terminate the Agreement by delivering written notice to the other party (a) upon a material breach by the other party that remains uncured within a certain period; (b) if the other party experiences certain bankruptcy events; (c) if we violate the anti-assignment provision in the Agreement; (d) if we are unable or unwilling to supply the Products under the terms of the Agreement; or (e) if the parties fail to agree on the pricing for the Products. In addition, Intuitive may, upon written notice, terminate the Agreement in the event that a delay in the delivery of the Products pursuant to the Agreement continues for more than 18 days. Upon the termination or expiration of the Agreement, we may be obligated to manufacture and deliver a certain amount of additional Products to Intuitive or may otherwise be obligated to license to Intuitive certain of its intellectual property for the manufacture of the Products ordered by Intuitive after such termination or expiration. The parties intend for us to make a certain gross margin on our sales of the Products to Intuitive under the Agreement. Intuitive will also pay us a one-time license fee and the development costs associated with an Intuitive branded cord product. We are required to maintain quality systems in compliance with certain regulatory requirements and maintain commercial general liability insurance coverage, including coverage for contractual liability, product liability, personal injury and bodily injury, throughout the term of the Agreement. Pursuant to the Agreement, we grant to Intuitive certain non-exclusive, royalty-free licenses to use, sell, import and export the Products, licensed patents and inventions for a defined purpose and within a defined field of use. Intuitive grants to us an exclusive, royalty-free license to use outside of the defined field of use any inventions made jointly between us and Intuitive under the Agreement. We are required to indemnify Intuitive against losses relating to our breach of the Agreement, its negligence or willful misconduct, or the infringement by any of the Products of a third party’s intellectual property rights. Intuitive is required to indemnify us against losses relating to Intuitive’s breach of the Agreement, its negligence or willful misconduct, or any of Intuitive’s activities beyond or outside of the purpose of the Agreement. We and Intuitive are subject to mutual confidentiality obligations with respect to the Agreement and the other party’s proprietary information.

We have renewed our lease on our facilities at 6797 Winchester Circle, Boulder, Colorado under lease agreements through July 31, 2014.

Item 9     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9 (T).  Controls and Procedures.

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment of internal control over financial reporting, management has concluded that, as of March 31, 2009, our internal control over financial reporting was effective.

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

Changes In Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9 B.         Other Information

None

PART III

Item 10.            Directors, Executive Officers and Corporate Governance.

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement for its 2009 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2009.

Item 11.            Executive Compensation.

Information in response to this item is incorporated by reference from the registrant’s definitive statement for its 2009 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2009.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement for its 2009 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2009.

The following table summarizes certain information regarding our equity compensation plan as of March 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (1)

Equity compensation plans approved by security holders	570,000	$2.33	470,000
Equity compensation plans not approved by security holders	—	—	—
Total	570,000	$2.33	470,000

(1) Shares available under the 2007 Stock Option Plan.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement for its 2009 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2009.

PART IV

Item 14.            Principal Accounting Fees and Services.

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement for its 2009 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2009.

Item 15.    Exhibits, Financial Statement Schedules.

(a)  Financial Statements - See the index to the Financial Statements of Encision Inc. that appears in Item 8 of this Report.

(b)  Exhibits - The following exhibits are attached to this report on Form 10-K or are incorporated herein by reference:

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

10.4                         Representation Agreement dated March 20, 2009 between Encision Inc. and Caldera Medical, Inc.

10.5*                  Manufacturing, Supply and License Agreement dated April 3, 2009 between Encision Inc. and Intuitive Surgical Inc.

23.1                         Consent of Independent Registered Public Accounting Firm, Gordon, Hughes and Banks, LLP.

31.1                         Section 302 Certification of Principal Executive Officer

31.2                         Section 302 Certification of Principal Financial and Accounting Officer

32.1                         Section 906 Certifications

*                                         Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 26, 2009.	ENCISION INC.

	By:	/s/ Marcia K. McHaffie

Marcia K. McHaffie
Controller
Principal Accounting Officer & Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Bruce L. Arfmann	June 26, 2009
Bruce L. Arfmann
Director

/s/ Robert H. Fries	June 26, 2009
Robert H. Fries
Director

/s/ Vern D. Kornelsen	June 26, 2009
Vern D. Kornelsen
Director

/s/ Ruediger Naumann-Etienne	June 26, 2009
Ruediger Naumann-Etienne
Director

/s/ John R. Serino	June 26, 2009
John R. Serino
President and CEO
Principal Executive Officer
Director

/s/ David W. Newton	June 26, 2009
David W. Newton
Vice President - Technology
Director

/s/ Roger C. Odell	June 26, 2009
Roger C. Odell
Chairman of the Board and Vice-President — Business Development
Director