Form 10-Q
period 2009-06-30
ENCISION INC
filed 2009-08-14
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

(303) 444-2600

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	6,455,100 Shares
(Class)	(outstanding at July 31, 2009)

ENCISION INC.

FORM 10-Q

For the Three Months Ended June 30, 2009

PART I                  FINANCIAL INFORMATION

ITEM 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

Encision Inc.

Condensed Balance Sheets

(unaudited)

	June 30, 2009	March 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$125,535	$84,658
Accounts receivable, net of allowance for doubtful accounts of $9,000 at June 30, 2009 and March 31, 2009	1,235,146	1,263,751
Inventories, net of reserve for obsolescence of $47,500 at June 30, 2009 and $55,000 at March 31, 2009	2,459,549	2,504,598
Prepaid expenses	109,845	36,541
Total current assets	3,930,075	3,889,548
Equipment, at cost:
Furniture, fixtures and equipment	2,091,263	2,003,337
Customer-site equipment	681,694	667,171
Accumulated depreciation	(1,888,755)	(1,830,273)
Equipment, net	884,202	840,235
Patents, net of accumulated amortization of $133,352 at June 30, 2009 and $128,994 at March 31, 2009	223,306	215,801
Other assets	17,344	24,505
TOTAL ASSETS	$5,054,927	$4,970,089
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$661,544	$745,138
Accrued compensation	311,335	405,906
Other accrued liabilities	360,032	367,266
Line of credit	275,000	190,942
Total current liabilities	1,607,911	1,709,252

Commitments and contingencies

Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 6,455,100 and 6,455,100 shares issued and outstanding at June 30, 2009 and March 31, 2009, respectively	19,582,495	19,559,626
Accumulated (deficit)	(16,135,479)	(16,298,789)
Total shareholders’ equity	3,447,016	3,260,837
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,054,927	$4,970,089

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

Three Months Ended	June 30, 2009	June 30, 2008
NET SALES	$3,173,660	$3,093,966
COST OF SALES	1,141,735	1,229,546
GROSS PROFIT	2,031,925	1,864,420
OPERATING EXPENSES:
Sales and marketing	1,198,813	1,374,152
General and administrative	353,819	366,909
Research and development	300,989	288,754
Total operating expenses	1,853,621	2,029,815
OPERATING INCOME (LOSS)	178,304	(165,395)
Interest expense, net	(13,125)	(18,672)
Other income (expense), net	(1,869)	19,766
Interest and other income (expense), net	(14,994)	1,094
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	163,310	(164,301)
Provision for income taxes	—	—
NET INCOME (LOSS)	$163,310	$(164,301)
Net income (loss) per share—basic and diluted	$0.03	$(0.03)
Weighted average shares—basic and diluted	6,455,100	6,449,774

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Cash Flows

(Unaudited)

Three Months Ended	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net income (loss)	$163,310	$(164,301)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	62,850	51,148
Stock-based compensation expense related to stock options	22,869	39,003
Stock-based interest expense related to warrants	3,127	3,127
Provision for doubtful accounts, net	—	(2,500)
Provision for inventory obsolescence, net	(7,500)	(15,000)
Change in operating assets and liabilities:
Accounts receivable	28,605	181,705
Inventories	52,549	235,863
Prepaid expenses and other assets	(69,270)	(44,845)
Accounts payable	(83,594)	74,296
Accrued compensation and other accrued liabilities	(101,805)	(168,539)
Net cash provided by operating activities	71,141	189,957
Cash flows from investing activities:
Acquisition of property and equipment	(102,449)	(49,753)
Patent costs	(11,873)	(3,540)
Net cash (used in) investing activities	(114,322)	(53,293)
Cash flows from financing activities:
Borrowings from (paydown of) credit facility	84,058	(173,124)
Proceeds from the exercise of stock options	—	11,520
Net cash provided by (used in) financing activities	84,058	(161,604)
Net increase (decrease) in cash and cash equivalents	40,877	(24,940)
Cash and cash equivalents, beginning of period	84,658	70,995
Cash and cash equivalents, end of period	$125,535	$46,055

The accompanying notes to financial statements are an integral part of these condensed statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2009

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

We have, except for fiscal years 2009, 2004 and 2003 when we achieved profitable operations, incurred losses since our inception and have an accumulated deficit of $16,135,479 at June 30, 2009. Operations have been financed primarily through issuances of our common stock and warrants to purchase our common stock and, to a lesser extent, profits from operations. Our liquidity has substantially diminished because of such continuing operating losses, and we may be required to seek additional capital in the future.

Our strategic marketing and sales plan is designed to expand the use of our products in surgically active hospitals in the United States.

(2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  The condensed interim financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed on June 29, 2009.

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

Fair Value of Financial Instruments.  In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements”, which became effective with respect to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis for fiscal years beginning after November 15, 2007.  We adopted SFAS 157 as of April 1, 2008 for financial assets and liabilities and other assets and liabilities carried at fair value on a recurring basis.  FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.  We adopted SFAS 157 for all nonfinancial assets and liabilities as of April 1, 2009. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model.

Our financial instruments consist of cash and cash equivalents and short-term trade receivables and payables. The carrying values of cash and cash equivalents and short-term receivables and payables approximate their fair value due to their short maturities.

Concentration of Credit Risk.  SFAS 105, “Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk,” requires disclosure of significant concentrations of credit risk regardless of the degree of such risk. Financial instruments with significant credit risk include cash. The amount of cash that we have on deposit with financial institutions may from time to time exceed the $250,000 federally insured limit. However, we believe that the financial institutions are financially sound and the risk of loss is minimal.

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

Accounts receivable are typically unsecured and are derived from transactions with and from entities in the healthcare industry primarily located in the United States. Accordingly, we may be exposed to credit risk generally associated with the healthcare industry. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The net accounts receivable balance at June 30, 2009 of $1,235,146 included no more than 7% from any one customer. The net accounts receivable balance at March 31, 2009 of $1,263,751 included no more than 6% from any one customer.

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

Inventories.  Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At June 30, 2009 and March 31, 2009, inventory consisted of the following:

	June 30, 2009	March 31, 2009
Raw materials	$1,420,373	$1,336,376
Finished goods	1,086,676	1,223,222
Total gross inventories	2,507,049	2,559,598
Less reserve for obsolescence	(47,500)	(55,000)
Total net inventories	$2,459,549	$2,504,598

Property and Equipment. Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally three to seven years. We use the straight-line method of depreciation for property and equipment. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized.

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

Accrued Liabilities.  We have accrued $50,000 related to warranty claims, $48,239 related to sales commissions and $3,801 related to rent normalization and have included these amounts in accrued liabilities in the accompanying balance sheet at June 30, 2009. At March 31, 2009, we had accrued $50,000 related to warranty claims, $63,300 related to sales commissions and $15,202 related to rent normalization and have included these amounts in accrued liabilities in the accompanying balance sheet at March 31, 2009.

Income Taxes.  We account for income taxes under the provisions of SFAS 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. SFAS 109 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized. During the three months ended June 30, 2009, we reversed our deferred tax assets and valuation allowance by the effective tax rate on loss carryforwards that were used to offset taxable income for such period. During fiscal year 2009, no tax benefit was obtained from our loss. As a result, no tax benefit is reflected in the accompanying statements of operations for fiscal year 2009. Should we achieve sufficient, sustained income in the future, we may conclude that more or all of the valuation allowance should be reversed. We are required to make many subjective assumptions and judgments regarding our income tax exposures. At June 30, 2009, we had no unrecognized tax benefits which would affect the effective tax rate if recognized and had no accrued interest or penalties related to uncertain tax positions.

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

Stock-Based Compensation.  Beginning in fiscal year 2007, we adopted SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options, based on estimated fair values. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees” (“APB 25”), for periods beginning in fiscal year 2008. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We have adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of April 1, 2006, the first day of our fiscal year 2007. Our financial statements as of and for fiscal years 2009 and 2008 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended June 30, 2009 and 2008 was $22,869 and $39,003, respectively, which consisted of stock-based compensation expense related to grants of employee stock options.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our statement of operations for the three months ended June 30, 2009 and 2008 included compensation expense for share-based payment awards granted prior to, but not yet vested as of June 30, 2009, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to July 30, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all share-based payment is recognized using the straight-line, single-option method. As stock-based compensation expense recognized in the accompanying statements of operations for the three months ended June 30, 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Recent Accounting Pronouncements.  In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 was effective for interim or annual financial periods ending after June 15, 2009. Subsequent Events have been analyzed from June 30 through July 31, 2009. The adoption of SFAS 165 had no material impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”) and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 166 will require more information about transfers of financial assets, eliminates the qualifying special purpose entity concept, changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 167 amends FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” regarding certain guidance for determining whether an entity is a variable interest entity and modifies the methods allowed for determining the primary beneficiary of a variable interest entity. In addition, SFAS 167 requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and enhanced disclosures related to an enterprise’s involvement in a variable interest entity. SFAS 166 and SFAS 167 are effective for the first annual reporting period that begins after November 15, 2009. The Company does not anticipate the adoption of these SFASs will have a material impact on the Company’s current financial position or results of operations.

Also in June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 provides for the FASB Accounting Standards Codification TM (the “Codification”) to become the single official source of authoritative, nongovernmental GAAP. The Codification did not change GAAP but reorganizes the literature. Following SFAS 168 the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead it will issue Accounting Standards Updates (“ASU”). The ASUs will not be considered authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusion on the change(s) in the Codification. The FASB issued ASU No. 2009-01 “Topic 105 — Generally Accounting Principles” and ASU No. 2009-02 “Omnibus Update”. Both ASU 2009-01 and 2009-02 are technical corrections and neither have any effect on GAAP. SFAS 168 is effective for interim and annual periods ending after September 15, 2009.

(3)       BASIC AND DILUTED INCOME AND LOSS PER COMMON SHARE

Net income or loss per share is calculated in accordance with SFAS 128, “Earnings Per Share” (“SFAS 128”). Under the provisions of SFAS 128, basic net income or loss per common share is computed by dividing net income or loss for the period by the weighted average number of common shares outstanding for the period. Diluted net income or loss per common share is computed by dividing the net income or loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. The shares used in the calculation of dilutive potential common shares exclude options to purchase shares where the exercise price was greater than the average market price of common shares for the period. As a result of our net loss for the three months ended June 30, 2008, all potentially dilutive securities in such period would be anti-dilutive and were excluded from the computation of diluted loss per share for the three months ended June 30, 2008, and there are no differences between basic and diluted per share amounts presented for such period.

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended
	June 30, 2009	June 30, 2008
Net income (loss)	$163,310	$(164,301)
Weighted-average shares — basic	6,455,100	6,449,774
Effect of dilutive potential common shares	—	—
Weighted-average shares — diluted	6,455,100	6,449,774
Net income (loss) per share — basic and diluted	$0.03	$(0.03)
Antidilutive employee stock options	580,000	415,000

(4)       COMMITMENTS AND CONTINGENCIES

We currently lease our facilities at 6797 Winchester Circle, Boulder, Colorado under noncancelable lease agreements through July 31, 2014. The minimum future lease payment by fiscal year as of June 30, 2009 is as follows:

Fiscal Year	Amount
2010 (nine months remaining)	$184,444
2011	247,264
2012	254,629
2013	262,281
2014	270,221
2015	90,966
Total	$1,309,805

Our minimum future equipment lease payments with General Electric Capital Corporation as of June 30, 2009, by fiscal year, are as follows:

Fiscal Year	Amount
2010 (nine months remaining)	$76,405
2011	101,873
2012	101,873
2013	101,873
2014	8,488
Total	$390,512

On November 10, 2006, we entered into a credit facility agreement with Silicon Valley Bank. The terms of the credit facility include a line of credit for $2,000,000 for three years at an interest rate calculated at prime rate plus 1.25%, subject to increase upon a default. In connection with the credit facility, we issued warrants to Silicon Valley Bank to purchase 28,000 shares of our common stock at a per share price of $2.75. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. As of June 30, 2009, we had borrowed $275,000 from the credit facility and, under our eligible receivables and inventory limit, had an additional $1,329,845 available to borrow. We must repay our borrowings by November 10, 2009 unless we renegotiate a commitment with Silicon Valley Bank or another financial institution prior to that date.

Aside from the operating lease and credit facility commitments, we do not have any material contractual commitments requiring settlement in the future.

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine compliance with these regulations. We believe that we were in substantial compliance with all known regulations as of June 30, 2009. FDA inspections are conducted periodically at the discretion of the FDA. Our latest inspection by the FDA occurred in May 2004.

(5)       VALUATION AND EXPENSE INFORMATION UNDER SFAS 123(R)

On April 1, 2006, we adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options, based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases under SFAS 123(R) for the three months ended June 30, 2009 and 2008, which was allocated as follows:

	Three Months Ended
	June 30, 2009	June 30, 2008
Cost of sales	$810	$210
Sales and marketing	4,857	7,059
General and administrative	13,026	26,913
Research and development	4,176	4,821
Stock-based compensation expense	$22,869	$39,003

The Black-Scholes model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk-free interest rate and expected dividends. Director stock options to purchase 10,000 and 200,000 shares of stock were granted during the three months ended June 30, 2009. The weighted-average assumptions for employee stock options granted during the three months ended June 30, 2009 are summarized as follows:

Three Months Ended
June 30, 2009
Risk-free interest rate	1.9%
Expected life (in years)	5.0
Expected volatility	47%
Expected dividend	0%

As of June 30, 2009, $220,000 of total unrecognized compensation costs related to nonvested stock is expected to be recognized over a period of five years.

(6)       RELATED PARTY TRANSACTION

We paid consulting fees of $18,520 and $20,920 to an entity owned by one of our directors during the three months ended June 30, 2009 and 2008, respectively.

ITEM 2   -   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this section on Management’s Discussion and Analysis are not historical facts, including statements about our strategies and expectations with respect to new and existing products, market demand, acceptance of new and existing products, marketing efforts, technologies and opportunities, market and industry segment growth, and return on investments in products and markets. These statements are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward looking statements. All forward looking statements in this section on Management’s Discussion and Analysis are based on information available to us on the date of this document, and we assume no obligation to update such forward looking statements. Readers of this Form 10-Q are strongly encouraged to review the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended March 31, 2009.

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

AEM technology has been recommended and endorsed by sources from various groups involved in MIS. Surgeons, nurses, biomedical engineers, the medicolegal community, malpractice insurance carriers and electrosurgical device manufacturers advocate the use of AEM technology. Recommendations from the malpractice insurance and medicolegal communities complement the broad clinical endorsements AEM technology has garnered over the past few years.

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

We have focused our marketing strategies to date on expanding the market awareness of the AEM technology and our broad independent endorsements and have continued efforts to improve and expand the AEM product line. Accordingly, we are currently focusing on modernizing our accepted AEM instruments to include ergonomics and user functionalities for which surgeons have been expressing a preference. During fiscal year 2006, we announced enTouch™, an ergonomically-designed handle for our articulating instruments, and we plan to introduce new additions to the AEM product line in fiscal year 2010.

When a hospital changes to AEM technology, we receive recurring sales from sales of replacement instruments. We believe that there is no directly competing technology to supplant AEM products once a hospital switches to our products. The replacement market of reusable and disposable AEM products in hospitals that use our AEM technology represented over 90% of our sales during the three months ended June 30, 2009. This sales stream is expected to grow as the base of hospitals that switch to AEM technology continues to grow. In addition, we intend to develop disposable versions of more of our AEM products in order to meet market demands and expand our sales opportunities.

We have, except for fiscal years 2009, 2004 and 2003 when we achieved profitable operations, incurred losses since our inception and have an accumulated deficit of $16,135,479 at June 30, 2009. Operations have been financed primarily through issuances of our common stock and warrants, and to a lesser extent, from profits on operations. Our liquidity has substantially diminished because of such continuing operating losses, and we may be required to seek additional capital in the future.

During the three months ended June 30, 2009, we provided $71,141 of cash from our operations and used $102,449 for investments in equipment. As of June 30, 2009, we had $125,535 in cash and cash equivalents available to fund future operations, an increase of $40,877 from March 31, 2009. As of June 30, 2009, we had borrowed $275,000 from our $2,000,000 credit facility, an increase of $84,058 from March 31, 2009. Our working capital was $2,322,164 at June 30, 2009 compared to $2,180,296 at March 31, 2009.

Historical Perspective

We were organized in 1991 and spent several years developing the AEM monitoring system and protective sheaths to adapt to conventional electrosurgical instruments. During this period, we conducted product trials and applied for patents with the United States Patent Office and international patent agencies. Patents were issued to us in 1994, 1996, 1997, 1998, 2002 and 2008.

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

We believe that the unique performance of the AEM technology and our breadth of independent endorsements provide an opportunity for continued market share growth. In our view, market awareness and awareness of the clinical credibility of the AEM technology, as well as awareness of our endorsements, are continually improving, and we expect this awareness to benefit our sales efforts for the remainder of fiscal year 2010. Our objectives in the remainder of fiscal year 2010 are to maintain expense controls while optimizing sales execution in the field, to expand market awareness of the AEM technology and to maximize the number of additional hospital accounts switching to AEM instruments while retaining existing hospital customers. In addition, acceptance of AEM products depends on surgeons’ preference for our instruments, which depends on factors such as ergonomics and ease of use in addition to the technological advantage of AEM products. If surgeons prefer other instruments to our instruments, our business results will suffer.

Possibility of Operating Losses:  We have, except for fiscal years 2009, 2004 and 2003 when we achieved profitable operations, incurred losses since our inception and have an accumulated deficit of $16,135,479 at June 30, 2009. Operations have been financed primarily through issuances of our common stock and warrants to purchase our common stock and, to a lesser extent, profits from operations. We have made strides toward improving our operating results but due to the ongoing need to develop, optimize and train our direct sales managers and the independent sales representative network, the need to support the development of refinements to our product line, and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to raise additional capital.

Sales Growth:  We expect to generate increased sales in the U.S. from sales to new hospital customers and from expanded sales in existing hospitals as our network of direct and independent sales representatives becomes more efficient. We believe that the visibility and credibility of the independent clinical endorsements for AEM technology will contribute to new hospital accounts and increase sales in fiscal year 2010. We also expect that supplier agreements with Novation and Premier, which together represent over 3,000 U.S. hospitals, will expose more hospitals to the benefits of AEM technology and may stimulate new hospital accounts. We also expect to increase market share through promotional programs of placing our AEM monitors at no charge into hospitals that commit to standardize AEM instruments. However, all of these efforts to increase market share and grow sales will depend in part on our ability to expand the efficiency and effective coverage range of our direct and independent sales representatives.

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

Results of Operations

For the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

Net sales.  Net sales for the quarter ended June 30, 2009 were $3,173,660 compared to $3,093,966 for the quarter ended June 30, 2008, an increase of 3%. The increase is attributable to the addition of new hospital accounts, partially offset by business lost from hospitals that previously changed to AEM technology. We opened six new hospital accounts for AEM technology in the three months ended June 30, 2009 versus eleven new hospital accounts for AEM technology in the three months ended June 30, 2008. We have changed sales managers and independent sales representatives in an effort to capitalize on identified market opportunities. It will take a number of months before new sales managers and new independent sales representatives generate new hospital accounts, but we expect that the combination of these new additions will provide the focus that is needed to achieve market gains.

Gross profit.  Gross profit for the quarter ended June 30, 2009 of $2,031,925 represented an increase of 9% from gross profit of $1,864,420 for the quarter ended June 30, 2008. Gross profit as a percentage of sales (gross margins) increased from 60% for the quarter ended June 30, 2008 to 64% for the quarter ended June 30, 2009. The gross profit margin increase in the first quarter of fiscal year 2010 was the result of production efficiencies and an increase to inventory, as compared to last fiscal year’s first quarter, which resulted in a higher absorption of overhead costs to inventory and a decrease to cost of sales.

Sales and marketing expenses.  Sales and marketing expenses of $1,198,813 for the quarter ended June 30, 2009 represented a decrease of 13% from sales and marketing expenses of $1,374,152 for the quarter ended June 30, 2008. The decrease was a result of decreased commissions for independent sales representatives, decreased marketing independent contractor, and decreased travel and trade shows expenses. The decrease in such cost was partially offset by increased commissions generated by sales by our sales employees.

General and administrative expenses.  General and administrative expenses of $353,819 for the quarter ended June 30, 2009 represented a decrease of 4% from general and administrative expenses of $366,909 for the quarter ended June 30, 2008. The decrease was the result of a decrease to stock option expense and regulatory fees, which were due to timing of when the costs of the regulatory fees are due.

Research and development expenses.  Research and development expenses of $300,989 for the quarter ended June 30, 2009 represented an increase of 4% compared to $288,754 for the quarter ended June 30, 2008. The increase was a result of software license and outside services expense. The increase in such cost was partially offset by decreased compensation expense.

Net income.  Net income was $163,310 for the quarter ended June 30, 2009 compared to a net loss of $164,301 for the quarter ended June 30, 2008. The income increase was a result of a slight increase in sales income, increased gross margin and reduced operating expenses, as discussed above.

The results of operations for the three months ended June 30, 2009 should not be taken as an indication of the results of operations for all or any part of the balance of the fiscal year.

Liquidity and Capital Resources

To date, operations have been financed primarily through issuances of our common stock and warrants to purchase our common stock and, to a lesser extent, profits from operations, which together totaled $19,582,495 through June 30, 2009.

On November 10, 2006, we entered into a credit facility agreement with Silicon Valley Bank. The terms of the credit facility include a line of credit for $2,000,000 for three years at an interest rate calculated at prime rate plus 1.25%, subject to increase upon a default. In connection with the credit facility, we issued warrants to Silicon Valley Bank to purchase 28,000 shares of our common stock at a per share price of $2.75. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. As of June 30, 2009, we had borrowed $275,000 from the credit facility and, under our eligible receivables and inventory limit, had an additional $1,329,845 available to borrow. We must repay our borrowings by November 10, 2009 unless we renegotiate a commitment with Silicon Valley Bank or another financial institution by then.

Our operations provided $71,141 of cash during the three months ended June 30, 2009 on net sales of $3,173,660. Cash was provided principally by net income. The amounts of cash provided by and used in operations for the three months ended June 30, 2009 are not indicative of the expected cash to be generated from or used in operations in fiscal year 2010. During the three months ended June 30, 2009, we invested $102,449 in the acquisition of property and equipment. As of June 30, 2009, we had $125,535 in cash and cash equivalents available to fund future operations and had borrowed $275,000 from our credit facility. Working capital was $2,322,164 at June 30, 2009 compared to $2,180,296 at March 31, 2009. Current liabilities were $1,607,911 at June 30, 2009, compared to $1,709,252 at March 31, 2009. The decrease in current liabilities at June 30, 2009 was caused, principally, by reducing accounts payable and accrued compensation and was partially offset by an increase of our borrowings under our line of credit.

If we are not successful in maintaining profitability and positive cash flow, additional capital may be required to maintain ongoing operations. We have explored and are continuing to explore options to provide additional financing to fund future operations as well as other possible courses of action. Such actions include, but are not limited to, securing additional lines of credit, sales of debt or equity securities (which may result in dilution to existing shareholders), licensing of technology, strategic alliances and other similar actions. There can be no assurance that we will be able to obtain additional funding (if needed), on acceptable terms or at all, through a sale of our common stock, loans from financial institutions or other third parties, or any of the actions discussed above. If we cannot sustain profitable operations, and additional capital is unavailable, lack of liquidity could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

We currently lease our facilities at 6797 Winchester Circle, Boulder, Colorado under noncancelable lease agreements through July 31, 2014. The minimum future lease payment by fiscal year as of June 30, 2009 is as follows:

Fiscal Year	Amount
2010 (nine months remaining)	$184,444
2011	247,264
2012	254,629
2013	262,281
2014	270,221
2015	90,966
Total	$1,309,805

Our minimum future equipment lease payments with General Electric Capital Corporation as of June 30, 2009, by fiscal year, are as follows:

Fiscal Year	Amount
2010 (nine months remaining)	$76,405
2011	101,873
2012	101,873
2013	101,873
2014	8,488
Total	$390,512

As of June 30, 2009, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Line of credit obligations	$275,000	$275,000	$—	$—	$—
Operating lease obligations	1,700,317	349,053	697,792	630,729	22,743
Total	$1,975,317	$624,053	$697,792	$630,729	$22,743

Aside from the operating lease and credit facility commitments, we do not have any material contractual commitments requiring settlement in the future.

Our fiscal year 2010 operating plan is focused on increasing new hospital accounts, retaining existing hospital customers, growing sales, increasing gross profits and conserving cash. We are investing in research and development efforts to develop next generation versions of the AEM product line. We have invested in manufacturing property and equipment to manufacture disposable scissors inserts internally and reduce our cost of sales. We cannot predict with certainty the expected sales, gross profit, net income or loss and usage of cash and cash equivalents for fiscal year 2010. However, we believe that our cash resources and credit facility will be sufficient to fund our operations for at least the next twelve months. If we are unable to manage our business operations in line with budget expectations, it could have a material adverse effect on our business viability, financial position, results of operations and cash flows. If we are not successful in continuing profitability and positive cash flow, additional capital may be required to maintain ongoing operations.

Income Taxes

As of March 31, 2009, net operating loss carryforwards totaling approximately $15.5 million are available to reduce taxable income in the future. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the fiscal year ending March 31, 2010. We have not paid income taxes since our inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including changes in ownership interests. We have established a valuation allowance for the entire amount of our deferred tax asset since inception due to our history of losses. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. If some or all of the valuation allowance were reversed, then, to the extent of the reversal, a tax benefit would be recognized which would result in an increase to income.

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

We recognize deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized. Should we maintain sufficient, sustained income in the future, we may conclude that all or some of the valuation allowance should be reversed.

Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally three to seven years. We use the straight-line method of depreciation for property and equipment. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized.

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

We currently estimate forfeitures for stock-based compensation expense related to employee stock options at 9% and evaluate the forfeiture rate quarterly. Other assumptions that are used in calculating stock-based compensation expense include risk-free interest rate, expected life, expected volatility and expected dividend.

ITEM 4   -   CONTROLS AND PROCEDURES

(a)  We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Principal Accounting and Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us under the Exchange Act was recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms.

(b)  During the quarter ended June 30, 2009, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures or internal control over financial reporting requiring corrective actions.

PART II.	OTHER INFORMATION

ITEM 6	EXHIBITS

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

	3.1	Articles of Incorporation of the Company, as amended (incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).

	3.2	Bylaws of the Company (incorporated by reference from Current Report on Form 8-K dated October 30, 2008).

	4.1	Form of certificate for shares of Common Stock (incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).

	31.1	Certification of Chief Executive Officer under Rule 13a-14(a) of the Exchange Act (filed herewith).

	31.2	Certification of Principal Financial and Accounting Officer under Rule 13a-14(a) of the Exchange Act (filed herewith).

	32.1	Certifications of Periodic Reports pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURE

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Encision Inc.

August 14, 2009	/s/ Marcia McHaffie
Date	Marcia McHaffie
Controller
Principal Accounting Officer &
Principal Financial Officer