Form 10-K/A
period 2009-03-31
ENCISION INC
filed 2009-09-15
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File No.:  0-28604

ENCISION INC.

(Exact name of registrant as specified in its charter)

Colorado	84-1162056
(State of incorporation)	(I.R.S. Employer Identification No.)

6797 Winchester Circle, Boulder, Colorado	80301
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (303) 444-2600

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date.

Common Stock, no par value	6,455,100
(Class)	(Outstanding at September 11, 2009)

EXPLANATORY NOTE

Encision Inc. (“we” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) for the sole purpose of re-filing Exhibit 10.5 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, which was filed with the Securities and Exchange Commission on June 29, 2009 (the “Original Annual Report”).

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, we have set forth in this Amendment the text of Part IV, Item 15 in its entirety.  This Amendment should be read in conjunction with the Original Annual Report, which continues to speak as of the date of the Original Annual Report.  Except for Part IV, Item 15, this Amendment does not modify or update disclosures in the Original Annual Report, and this Amendment does not reflect events occurring after the filing of the Original Annual Report.

As a result of this Amendment, we are also filing as exhibits to this Amendment currently-dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained in this Amendment, we are not filing as exhibits to this Amendment certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)  Financial Statements - See the index to the Financial Statements of Encision Inc. that appears in Item 8 of this Report.

(b)  Exhibits - The following exhibits are attached to this report on Form 10-K/A or are incorporated herein by reference:

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

10.4†       Representation Agreement dated March 20, 2009 between Encision Inc. and Caldera Medical, Inc.

10.5*       Manufacturing, Supply and License Agreement dated April 3, 2009 between Encision Inc. and Intuitive Surgical Inc.**

23.1†       Consent of Independent Registered Public Accounting Firm, Gordon, Hughes and Banks, LLP.

31.1*       Section 302 Certification of Principal Executive Officer

31.2*       Section 302 Certification of Principal Financial and Accounting Officer

32.1†       Section 906 Certifications

†        Incorporated by reference to same exhibit number of our annual report on Form 10-K filed on June 29, 2009.

*       Filed herewith.

**     Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 15, 2009	ENCISION INC.

	By:	/s/ Marcia K. McHaffie

Marcia K. McHaffie
Controller
Principal Accounting Officer & Principal Financial Officer