Form 10-Q
period 2009-09-30
ENCISION INC
filed 2009-11-13
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

(303) 444-2600

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	6,455,100 Shares
(Class)	(outstanding at October 31, 2009)

ENCISION INC.

FORM 10-Q

For the Three Months Ended September 30, 2009

PART I                  FINANCIAL INFORMATION

ITEM 1 – CONDENSED INTERIM FINANCIAL STATEMENTS

Encision Inc.

Condensed Balance Sheets

(unaudited)

	September 30, 2009	March 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$179,910	$84,658
Accounts receivable, net of allowance for doubtful accounts of $13,000 at September 30, 2009 and $9,000 at March 31, 2009	1,237,844	1,263,751
Inventories, net of reserve for obsolescence of $47,500 at September 30, 2009 and $55,000 at March 31, 2009	2,427,711	2,504,598
Prepaid expenses	75,802	36,541
Total current assets	3,921,267	3,889,548
Equipment, at cost:
Furniture, fixtures and equipment	2,170,959	2,003,337
Customer-site equipment	709,950	667,171
Accumulated depreciation	(1,948,231)	(1,830,273)
Equipment, net	932,678	840,235
Patents, net of accumulated amortization of $136,877 at September 30, 2009 and $128,994 at March 31, 2009	264,145	215,801
Other assets	10,183	24,505
TOTAL ASSETS	$5,128,273	$4,970,089
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$661,776	$745,138
Accrued compensation	406,921	405,906
Other accrued liabilities	317,212	367,266
Line of credit	—	190,942
Total current liabilities	1,385,909	1,709,252
Long-term liabilities:
Line of credit	225,000	—
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 6,455,100 and 6,455,100 shares issued and outstanding at September 30, 2009 and March 31, 2009, respectively	19,606,398	19,559,626
Accumulated (deficit)	(16,089,034)	(16,298,789)
Total shareholders’ equity	3,517,364	3,260,837
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,128,273	$4,970,089

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

Three Months Ended	September 30, 2009	September 30, 2008
NET SALES	$3,215,610	$3,346,208
COST OF SALES	1,270,592	1,293,869
GROSS PROFIT	1,945,018	2,052,339
OPERATING EXPENSES:
Sales and marketing	1,235,087	1,321,798
General and administrative	343,243	358,044
Research and development	304,853	280,459
Total operating expenses	1,883,183	1,960,301
OPERATING INCOME	61,835	92,038
Interest expense, net	(11,688)	(16,953)
Other income (expense), net	(3,702)	199
Interest and other income (expense), net	(15,390)	(16,754)
INCOME BEFORE PROVISION FOR INCOME TAXES	46,445	75,284
Provision for income taxes	—	—
NET INCOME	$46,445	$75,284
Net income per share—basic and diluted	$0.01	$0.01
Weighted average shares—basic and diluted	6,455,100	6,455,100

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

Six Months Ended	September 30, 2009	September 30, 2008
NET SALES	$6,389,270	$6,440,174
COST OF SALES	2,412,327	2,523,415
GROSS PROFIT	3,976,943	3,916,759
OPERATING EXPENSES:
Sales and marketing	2,433,900	2,695,950
General and administrative	697,063	724,954
Research and development	605,842	569,213
Total operating expenses	3,736,805	3,990,117
OPERATING INCOME (LOSS)	240,138	(73,358)
Interest expense, net	(24,813)	(35,625)
Other income (expense), net	(5,570)	19,965
Interest and other income (expense), net	(30,383)	(15,660)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	209,755	(89,018)
Provision for income taxes	—	—
NET INCOME (LOSS)	$209,755	$(89,018)
Net income (loss) per share—basic and diluted	$0.03	$(0.01)
Weighted average shares—basic and diluted	6,455,100	6,452,452

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Cash Flows

(Unaudited)

Six Months Ended	September 30, 2009	September 30, 2008
Cash flows from operating activities:
Net income (loss)	$209,755	$(89,018)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	125,841	114,807
Stock-based compensation expense related to stock options	46,772	78,431
Stock-based interest expense related to warrants	3,127	3,127
Provision for doubtful accounts, net	4,000	2,500
Provision for inventory obsolescence, net	(7,500)	(15,000)
Change in operating assets and liabilities:
Accounts receivable	21,907	130,595
Inventories	84,387	340,240
Prepaid expenses and other assets	(28,066)	12,619
Accounts payable	(83,362)	(4,766)
Accrued compensation and other accrued liabilities	(49,039)	(117,763)
Net cash provided by operating activities	327,822	455,772
Cash flows from investing activities:
Acquisition of property and equipment	(210,401)	(127,216)
Patent costs	(56,227)	(10,045)
Net cash (used in) investing activities	(266,628)	(137,261)
Cash flows from financing activities:
Borrowings from (paydown of) credit facility	34,058	(100,966)
Proceeds from the exercise of stock options	—	11,520
Net cash provided by (used in) financing activities	34,058	(89,446)
Net increase in cash and cash equivalents	95,252	229,065
Cash and cash equivalents, beginning of period	84,658	70,995
Cash and cash equivalents, end of period	$179,910	$300,060

The accompanying notes to financial statements are an integral part of these condensed statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

Note 1.   ORGANIZATION AND NATURE OF BUSINESS

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

We have, except for fiscal years 2009, 2004 and 2003 when we achieved profitable operations, incurred losses since our inception and have an accumulated deficit of $16,089,034 at September 30, 2009. Operations have been financed primarily through issuances of our common stock and warrants to purchase our common stock and, to a lesser extent, profits from operations. Our liquidity has substantially diminished because of such continuing operating losses, and we may be required to seek additional capital in the future.

Our strategic marketing and sales plan is designed to expand the use of our products in surgically active hospitals in the United States.

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying condensed interim financial statements have been prepared, in all material respects, in conformity with the standards of accounting measurements and reflect, in the opinion of management, all adjustments necessary to summarize fairly the financial position and results of operations for such periods in accordance with accounting principles generally accepted in the United States.  All adjustments are of a normal recurring nature. The results of operations for the most recent interim period are not necessarily indicative of the results to be expected for the full year.

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

Fair Value of Financial Instruments.  In February 2008, the FASB issued FSP FASB ASC 820-10-55 (Prior authoritative literature: FASB FSP 157-2/Statement 157, Effective Date of FASB Statement No. 157.) FASB ASC 820-10-55 (Prior authoritative literature: FASB FSP 157-2/Statement 157, Effective Date of FASB Statement No. 157) delayed the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of the provisions of FASB ASC 820-10-55 (Prior authoritative literature: FASB FSP 157-2/Statement 157, Effective Date of FASB Statement No. 157) related to nonfinancial assets and nonfinancial liabilities on January 1, 2009 did not have a material impact on the Financial Statements. We adopted FASB ASC 820-10-55 as of April 1, 2008 for financial assets and liabilities and other assets and liabilities carried at fair value on a recurring basis. We adopted FASB ASC 820-10-55 for all nonfinancial assets and liabilities as of April 1, 2009. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements.

Our financial instruments consist of cash and cash equivalents, short-term trade receivables and payables. The carrying values of cash and cash equivalents and short-term receivables and payables approximate their fair value due to their short maturities.

Concentration of Credit Risk.  Financial instruments with significant credit risk include cash. The amount of cash that we have on deposit with financial institutions may from time to time exceed the $250,000 federally insured limit. However, we believe that the financial institutions are financially sound and the risk of loss is minimal.

Financial instruments consist of cash and cash equivalents, short-term trade receivables and payables. The carrying value of all financial instruments approximate fair value.

We have no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. We maintain the majority of our cash balances with two financial institutions in the form of demand deposits and money market funds.  Accounts receivable are typically unsecured and are derived from transactions with and from entities in the healthcare industry primarily located in the United States. Accordingly, we may be exposed to credit risk generally associated with the healthcare industry. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The net accounts receivable balance at

September 30, 2009 of $1,237,844 included no more than 6% from any one customer. The net accounts receivable balance at March 31, 2009 of $1,263,751 included no more than 6% from any one customer.

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

Inventories.  Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At September 30, 2009 and March 31, 2009, inventory consisted of the following:

	September 30, 2009	March 31, 2009
Raw materials	$1,505,203	$1,336,376
Finished goods	970,008	1,223,222
Total gross inventories	2,475,211	2,559,598
Less reserve for obsolescence	(47,500)	(55,000)
Total net inventories	$2,427,711	$2,504,598

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

Accrued Liabilities.  We have accrued $50,000 related to warranty claims, $44,159 related to sales commissions and $2,487 related to rent normalization and have included these amounts in accrued liabilities in the accompanying balance sheet at September 30, 2009. At March 31, 2009, we had accrued $50,000 related to warranty claims, $63,300 related to sales commissions and $15,202 related to rent normalization and have included these amounts in accrued liabilities in the accompanying balance sheet at March 31, 2009.

Income Taxes.  We account for income taxes under FASB ASC 740-10-30 (Prior authoritative literature, FASB Statement 109 “Accounting for Income Taxes”. Recognition is required of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. SFAS 109 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized. During the three months ended September 30, 2009, we reversed our deferred tax assets and valuation allowance by the effective tax rate on loss carryforwards that were used to offset taxable income for such period. During fiscal year 2009, no tax benefit was obtained from our loss. As a result, no tax benefit is reflected in the accompanying statements of operations for fiscal year 2009. Should we achieve sufficient, sustained income in the future, we may conclude that more or all of the valuation allowance should be reversed. We are required to make many subjective assumptions and judgments regarding our income tax exposures. At September 30, 2009, we had no unrecognized tax benefits which would affect the effective tax rate if recognized and had no accrued interest or penalties related to uncertain tax positions.

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

Stock-Based Compensation.  We accounted for stock-based compensation under the provisions of FASB Accounting Standards Codification (ASC) 718-10-55 (Prior authoritative literature: FASB Statement 123(R), Share-Based Payment).” This statement requires us to record an expense associated with the fair value of stock-based compensation. We currently use the Black-Scholes option valuation model to calculate stock based compensation at the date of grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in these assumptions can materially affect the fair value estimate.

Stock-based compensation expense recognized under FASB Accounting Standards Codification (ASC) 718-10-55 for the three and six months ended September 30, 2009 was $23,903 and $46,772, respectively, which consisted of stock-based compensation expense related to grants of employee stock options. Stock-based compensation expense related to grants of employee stock options recognized for the three and six months ended September 30, 2008 was $39,428 and $78,431, respectively.

Segment Reporting.  We have concluded that we have one operating segment.

Recently Adopted and Issued Accounting Guidance

Recently Issued Accounting Guidance

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 810, Consolidation, (formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R)) regarding the consolidation of variable interest entities. ASC 810 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. This standard is effective for interim and annual periods ending after November 15, 2009, which will not have a material impact on our financial statements.

In June 2009, the FASB issued ASC 860, Transfers and Servicing (formerly SFAS No. 166, Accounting for Transfers of Financial Assets). ASC 860 requires more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. ASC 860 eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets and requires additional disclosure. This standard is effective for interim and annual periods ending after November 15, 2009, which will not have a material impact on our financial statements.

Recently Adopted Accounting Guidance

In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles (formerly SFAS No. 168, The “FASB Accounting Standards Codification”™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162). ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP, except for SEC rules and interpretive releases, which are sources of authoritative GAAP for SEC registrants. The standard is effective for interim and annual periods ending after September 15, 2009. We adopted the provisions of the standard on September 30, 2009, which did not have a material impact on our unaudited condensed consolidated financial statements.

In May 2009, the FASB issued ASC 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events). ASC 855 establishes general accounting standards and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for fiscal years and interim periods ended after June 15, 2009. We adopted the provisions of the standard, which had no effect on the unaudited condensed consolidated financial statements and subsequent events through the date of this filing. We evaluated subsequent events from October 1, 2009 to November 13, 2009, the date we issued our unaudited condensed consolidated financial statements.

In April 2009, the FASB issued ASC 825, Financial Instruments (formerly Financial Staff Position (“FSP”) No. 107-1 and Accounting Principles Board (“APB”) 28-1 (FSP No. 107-1 and APB 28-1), Interim Disclosures about Fair Value of Financial Instruments). ASC 825 requires disclosures of fair value for any financial instruments not currently reflected at fair value on the balance sheet for all interim periods. ASC 825 enhances consistency in financial reporting by increasing the frequency of fair value disclosures and is effective for interim and annual periods ending after June 15, 2009, and is to be applied prospectively. We adopted the provisions of the standard, which did not have an effect on our unaudited condensed consolidated financial statements.

Note 3.   BASIC AND DILUTED INCOME AND LOSS PER COMMON SHARE

We report both basic and diluted net income (loss) per share. Basic net income or loss per common share is computed by dividing net income or loss for the period by the weighted average number of common shares outstanding for the period. Diluted net income or loss per common share is computed by dividing the net income or loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. The shares used in the calculation of dilutive potential common shares exclude options to purchase shares where the exercise price was greater than the average market price of common shares for the period. As a result of our net loss for the six months ended September 30, 2008, all potentially dilutive securities in such period would be anti-dilutive and were excluded from the computation of diluted loss per share for the six months ended September 30, 2008, and there are no differences between basic and diluted per share amounts presented for such period.

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net income (loss)	$46,445	$75,284	$209,755	$(89,017)
Weighted-average shares — basic	6,455,100	6,455,100	6,455,100	6,452,452
Effect of dilutive potential common shares	—	—	—	—
Weighted-average shares — diluted	6,455,100	6,455,100	6,455,100	6,452,452
Net income (loss) per share — basic and diluted	$0.01	$0.01	$0.03	$(0.01)
Antidilutive employee stock options	590,000	440,000	590,000	440,000

Note 4.   COMMITMENTS AND CONTINGENCIES

We currently lease our facilities at 6797 Winchester Circle, Boulder, Colorado under noncancelable lease agreements through July 31, 2014. The minimum future lease payment by fiscal year as of September 30, 2009 is as follows:

Fiscal Year	Amount
2010 (six months remaining)	$121,241
2011	247,264
2012	254,629
2013	262,281
2014	270,221
2015	90,966
Total	$1,246,602

Our minimum future equipment lease payments with General Electric Capital Corporation as of September 30, 2009, by fiscal year, are as follows:

Fiscal Year	Amount
2010 (six months remaining)	$50,937
2011	101,873
2012	101,873
2013	101,873
2014	8,488
Total	$365,044

On November 10, 2006, we entered into a credit facility agreement with Silicon Valley Bank. The terms of the credit facility include a line of credit for $2,000,000 for three years at an interest rate calculated at prime rate plus 1.25%, subject to increase upon a default. In connection with the credit facility, we issued warrants to Silicon Valley Bank to purchase 28,000 shares of our common stock at a per share price of $2.75. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. As of September 30, 2009, we had borrowed $225,000 from the credit facility and, under our eligible receivables and inventory limit, had an additional $1,362,883 available to borrow.

On November 4, 2009, we signed and entered into a new credit facility agreement with Silicon Valley Bank, effective November 10, 2009. The terms of the credit facility include a line of credit for $2,000,000 for two years at an interest rate calculated at prime rate plus 1.25%, subject to increase upon a default. As a result of this subsequent event, we have classified the outstanding balance as a long-term liability as of September 30, 2009. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. No warrants were issued under the new credit facility agreement.

Aside from the operating lease and credit facility commitments, we do not have any material contractual commitments requiring settlement in the future.

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine compliance with these regulations. We believe that we were in substantial compliance with all known regulations as of September 30, 2009. FDA inspections are conducted periodically at the discretion of the FDA. Our latest inspection by the FDA occurred in May 2004.

Note 5.   VALUATION AND EXPENSE INFORMATION UNDER SFAS 123(R)

The provisions of FASB Accounting Standards Codification (ASC) 718-10-55 requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options, based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases for the three and six months ended September 30, 2009 and 2008, which was allocated as follows:

	Three Months Ended		Six Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Cost of sales	$810	$210	$1,620	$420
Sales and marketing	5,891	7,059	10,748	14,118
General and administrative	13,026	27,338	26,052	54,251
Research and development	4,176	4,821	8,352	9,642
Stock-based compensation expense	$23,903	$39,428	$46,772	$78,431

The Black-Scholes model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk-free interest rate and expected dividends. Stock options to purchase 25,000 and 35,000 shares of stock were granted during the three and six months ended September 30, 2009, respectively. The weighted-average assumptions for employee stock options granted during the three and six months ended September 30, 2009 are summarized as follows:

	Three Months Ended	Six Months Ended
	September 30, 2009	September 30, 2009
Risk-free interest rate	2.6%	2.4%
Expected life (in years)	5.0	5.0
Expected volatility	90%	77%
Expected dividend	0%	0%

As of September 30, 2009, $225,000 of total unrecognized compensation costs related to nonvested stock is expected to be recognized over a period of five years.

Note 6.   RELATED PARTY TRANSACTION

We paid consulting fees of $14,420 and $29,190 to an entity owned by one of our directors during the three and six months ended September 30, 2009, respectively and $12,070 and $29,990 during the three and six months ended September 30, 2008, respectively.

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

When a hospital changes to AEM technology, we receive recurring sales from sales of replacement instruments. We believe that there is no directly competing technology to supplant AEM products once a hospital switches to our products. The replacement market of reusable and disposable AEM products in hospitals that use our AEM technology represented over 90% of our sales during the three months ended September 30, 2009. This sales stream is expected to grow as the base of hospitals that switch to AEM technology continues to grow. In addition, we intend to develop disposable versions of more of our AEM products in order to meet market demands and expand our sales opportunities.

We have, except for fiscal years 2009, 2004 and 2003 when we achieved profitable operations, incurred losses since our inception and have an accumulated deficit of $16,089,034 at September 30, 2009. Operations have been financed primarily through issuances of our common stock and warrants, and to a lesser extent, from profits on operations. Our liquidity has substantially diminished because of such continuing operating losses, and we may be required to seek additional capital in the future.

During the three months ended September 30, 2009, we provided $327,822 of cash from our operations and used $210,401 for investments in equipment. As of September 30, 2009, we had $179,910 in cash and cash equivalents available to fund future operations, an increase of $95,252 from March 31, 2009. As of September 30, 2009, we had borrowed $225,000 from our $2,000,000 credit facility, an increase of $34,058 from March 31, 2009. Our working capital was $2,535,358 at September 30, 2009 compared to $2,180,296 at March 31, 2009.

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

Possibility of Operating Losses:  We have, except for fiscal years 2009, 2004 and 2003 when we achieved profitable operations, incurred losses since our inception and have an accumulated deficit of $16,089,034 at September 30, 2009. Operations have been financed primarily through issuances of our common stock and warrants to purchase our common stock and, to a lesser extent, profits from operations. We have made strides toward improving our operating results but due to the ongoing need to develop, optimize and train our direct sales managers and the independent sales representative network, the need to support the development of refinements to our product line, and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to raise additional capital.

Sales Growth:  Our sales growth has declined due to weakness in the medical device industry. We expect to generate increased sales in the U.S. from sales to new hospital customers and from expanded sales in existing hospitals as our network of direct and independent sales representatives becomes more efficient. We believe that the visibility and credibility of the independent clinical endorsements for AEM technology will contribute to new hospital accounts and increase sales in fiscal year 2010. We also expect that supplier agreements with Novation and Premier, which together represent over 3,000 U.S. hospitals, will expose more hospitals to the benefits of AEM technology and may stimulate new hospital accounts. We also expect to increase market share through promotional programs of placing our AEM monitors at no charge into hospitals that commit to standardize AEM instruments. However, all of these efforts to increase market share and grow sales will depend in part on our ability to expand the efficiency and effective coverage range of our direct and independent sales representatives.

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

Results of Operations

For the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

Net sales.  Net sales for the quarter ended September 30, 2009 were $3,215,610 compared to $3,346,208 for the quarter ended September 30, 2008, a decrease of 4%. The decrease is attributable to weakness in the medical device industry and by business lost from hospitals that previously changed to AEM technology. This was partially offset by addition of new hospital accounts. We opened three new hospital accounts for AEM technology in the three months ended September 30, 2009 versus fifteen new hospital accounts for AEM technology in the three months ended September 30, 2008. We have added sales employees in an effort to capitalize on identified market opportunities. It will take a number of months before new sales employees generate new hospital accounts, but we expect that these new additions will provide the focus that is needed to achieve market gains.

Gross profit.  Gross profit for the quarter ended September 30, 2009 of $1,945,018 represented a decrease of 5% from gross profit of $2,052,339 for the quarter ended September 30, 2008. Gross profit as a percentage of sales (gross margins) decreased from 61.3% for the quarter ended September 30, 2008 to 60.5% for the quarter ended September 30, 2009. The higher gross profit margin in the second quarter of fiscal year 2009 was the result of a reduction of warranty accrual which increased the gross profit margin by 0.7%.

Sales and marketing expenses.  Sales and marketing expenses of $1,235,087 for the quarter ended September 30, 2009 represented a decrease of 7% from sales and marketing expenses of $1,321,798 for the quarter ended September 30, 2008. The decrease was a result of decreased commissions for independent sales representatives, decreased marketing independent contractor cost, and decreased trade shows expenses. The decrease in such cost was partially offset by increased compensation of additional sales employees and sales samples for our sales employees.

General and administrative expenses.  General and administrative expenses of $343,243 for the quarter ended September 30, 2009 represented a decrease of 4% from general and administrative expenses of $358,044 for the quarter ended September 30, 2008. The decrease was the result of a decrease in stock option expense.

Research and development expenses.  Research and development expenses of $304,853 for the quarter ended September 30, 2009 represented an increase of 9% compared to $280,459 for the quarter ended September 30, 2008. The increase was primarily the result of higher tooling costs. The increase in such cost was partially offset by decreased compensation expense.

Net income.  Net income was $46,445 for the quarter ended September 30, 2009 compared to net income of $75,284 for the quarter ended September 30, 2008. The net income decrease was a result of a decrease in sales income and decreased gross margin. The decrease in net income was partially offset by reduced operating expenses, as discussed above.

For the six months ended September 30, 2009 compared to the six months ended September 30, 2008.

Net sales.  Net sales for the six months ended September 30, 2009 were $6,389,270 compared to $6,440,174 for the six months ended September 30, 2008, a decrease of 1%. The decrease is attributable to the addition of new hospital accounts, partially offset by business lost from hospitals that previously changed to AEM technology. We opened nine new hospital accounts for AEM technology in the three months ended September 30, 2009 versus 26 new hospital accounts for AEM technology in the six months ended September 30, 2008. We have added sales employees in an effort to capitalize on identified market opportunities. It will take a number of months before new sales employees generate new hospital accounts, but we expect that these new additions will provide the focus that is needed to achieve market gains.

Gross profit.  Gross profit for the six months ended September 30, 2009 of $3,976,943 represented an increase of 2% from gross profit of $3,916,759 for the six months ended September 30, 2008. Gross profit as a percentage of sales (gross margins) increased from 61% for the six months ended September 30, 2008 to 62% for the six months ended September 30, 2009. The gross profit margin increase in the first six months of fiscal year 2010 was the result of production efficiencies and an increase to inventory, as compared to last fiscal year’s first six months, which resulted in a higher absorption of overhead costs to inventory and a decrease to cost of sales.

Sales and marketing expenses.  Sales and marketing expenses of $2,433,900 for the six months ended September 30, 2009 represented a decrease of 10% from sales and marketing expenses of $2,695,950 for the six months ended September 30, 2008. The decrease was a result of decreased commissions for independent sales representatives, decreased marketing independent contractor cost, and decreased travel and trade shows expenses. The decrease in such cost was partially offset by increased commissions generated by sales of our sales employees.

General and administrative expenses.  General and administrative expenses of $697,063 for the six months ended September 30, 2009 represented a decrease of 4% from general and administrative expenses of $724,954 for the six months ended September 30, 2008. The decrease was the result of a decrease in stock option expense and regulatory fees.

Research and development expenses.  Research and development expenses of $605,842 for the six months ended September 30, 2009 represented an increase of 6% compared to $569,213 for the six months ended September 30, 2008. The increase was a result of software license and outside services expense. The increase in such cost was partially offset by decreased compensation expense.

Net income.  Net income was $209,755 for the six months ended September 30, 2009 compared to a net loss of $89,018 for the six months ended September 30, 2008. The net income increase was a result of increased gross margin and reduced operating expenses, as discussed above.

The results of operations for the three and six months ended September 30, 2009 should not be taken as an indication of the results of operations for all or any part of the balance of the fiscal year.

Liquidity and Capital Resources

To date, operations have been financed primarily through issuances of our common stock and warrants to purchase our common stock and, to a lesser extent, profits from operations, which together totaled $19,606,398 through September 30, 2009.

On November 10, 2006, we entered into a credit facility agreement with Silicon Valley Bank. The terms of the credit facility include a line of credit for $2,000,000 for three years at an interest rate calculated at prime rate plus 1.25%, subject to increase upon a default. In connection with the credit facility, we issued warrants to Silicon Valley Bank to purchase 28,000 shares of our common stock at a per share price of $2.75. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. As of September 30, 2009, we had borrowed $225,000 from the credit facility and, under our eligible receivables and inventory limit, had an additional $1,362,883 available to borrow.

On November 4, 2009, we signed and entered into a new credit facility agreement with Silicon Valley Bank, effective November 10, 2009. The terms of the credit facility include a line of credit for $2,000,000 for two years at an interest rate calculated at prime rate plus 1.25%, subject to increase upon a default. As a result of this subsequent event, we have classified the outstanding balance as a long-term liability as of September 30, 2009. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. No warrants were issued under the new credit facility agreement.

Our operations provided $327,822 of cash during the six months ended September 30, 2009 on net sales of $6,389,270. Cash was provided principally by net income and non-cash depreciation and amortization expense. The amounts of cash provided by and used in operations for the six months ended September 30, 2009 are not indicative of the expected cash to be generated from or used in operations in fiscal year 2010. During the six months ended September 30, 2009, we invested $210,401 in the acquisition of property and equipment. As of September 30, 2009, we had $179,910 in cash and cash equivalents available to fund future operations and had borrowed $225,000 from our credit facility. Working capital was $2,535,358 at September 30, 2009 compared to $2,180,296 at March 31, 2009. Current liabilities were $1,385,909 at September 30, 2009, compared to $1,709,252 at March 31, 2009. The decrease in current liabilities at September 30, 2009 was caused, principally, by reducing accounts payable and other accrued liabilities and classifying our borrowings under our line of credit as a long-term liability.

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

We currently lease our facilities at 6797 Winchester Circle, Boulder, Colorado under noncancelable lease agreements through July 31, 2014. The minimum future lease payment by fiscal year as of September 30, 2009 is as follows:

Fiscal Year	Amount
2010 (six months remaining)	$121,241
2011	247,264
2012	254,629
2013	262,281
2014	270,221
2015	90,966
Total	$1,246,602

Our minimum future equipment lease payments with General Electric Capital Corporation as of September 30, 2009, by fiscal year, are as follows:

Fiscal Year	Amount
2010 (six months remaining)	$50,937
2011	101,873
2012	101,873
2013	101,873
2014	8,488
Total	$365,044

As of September 30, 2009, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Line of credit obligations	$225,000	$—	$225,000	$—	$—
Operating lease obligations	1,611,646	346,746	713,149	551,751	—
Total	$1,836,646	$346,746	$938,149	$551,751	$—

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

(a)  We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Principal Accounting and Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us under the Exchange Act was recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms.

(b)  During the quarter ended September 30, 2009, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures or internal control over financial reporting requiring corrective actions.

PART II.	OTHER INFORMATION

ITEM 4	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders on August 5, 2009 the following actions were taken:

(i)                         The following persons were elected director of Encision Inc. for terms expiring in 2010:

	Votes For	Votes Withheld
Bruce L. Arfmann	3,926,684	128,639
Robert H. Fries	3,962,660	92,663
Vern D. Kornelsen	3,839,571	215,752
Ruediger Naumann-Etienne	4,042,723	12,600
David W. Newton	3,767,716	287,607
Roger C. Odell	3,769,811	285,512
John R. Serino	3,890,005	165,318

(ii)                      Ratification of appointment of Eide Bailly LLP to serve as our registered independent accounting firm for fiscal year 2010:

Votes for	4,046,233
Votes against	5,100
Abstentions	3,990

ITEM 5	SUBSEQUENT EVENT

On November 4, 2009, Encision Inc. (the “Company”) and Silicon Valley Bank (“Bank”) entered into a Second Amendment to Loan and Security Agreement (the “Amendment”), which amends the Loan and Security Agreement dated as of November 10, 2006, to extend the maturity date of the Company’s $2 million revolving line of credit to November 8, 2011 and increase the expenses payable by the Company in connection with Bank’s periodic audit of the Company’s records and inspection of the collateral.  The Amendment also requires the Company to pay a facility fee of $10,000 on the date of the Amendment and an additional $10,000 facility fee on November 9, 2010.

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

Encision Inc.

November 13, 2009	/s/ Marcia McHaffie
Date	Marcia McHaffie
Controller
Principal Accounting Officer &
Principal Financial Officer