Form 10-Q
period 2009-12-31
ENCISION INC
filed 2010-02-12
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	6,455,100 Shares
(Class)	(outstanding at January 31, 2010)

ENCISION INC.

FORM 10-Q

For the Three Months Ended December 31, 2009

PART I                  FINANCIAL INFORMATION

ITEM 1  -  CONDENSED INTERIM FINANCIAL STATEMENTS

Encision Inc.

Condensed Balance Sheets

(unaudited)

	December 31, 2009	March 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$46,582	$84,658
Accounts receivable, net of allowance for doubtful accounts of $10,500 at December 31, 2009 and $9,000 at March 31, 2009	1,196,611	1,263,751
Inventories, net of reserve for obsolescence of $55,000	2,351,121	2,504,598
Prepaid expenses	91,909	36,541
Total current assets	3,686,223	3,889,548
Equipment, at cost:
Furniture, fixtures and equipment	2,340,307	2,003,337
Customer-site equipment	751,504	667,171
Accumulated depreciation	(1,997,125)	(1,830,273)
Equipment, net	1,094,686	840,235
Patents, net of accumulated amortization of $140,393 at December 31, 2009 and $128,994 at March 31, 2009	264,887	215,801
Other assets	26,929	24,505
TOTAL ASSETS	$5,072,725	$4,970,089
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$372,276	$745,138
Accrued compensation	337,002	405,906
Other accrued liabilities	388,067	367,266
Line of credit	—	190,942
Total current liabilities	1,097,345	1,709,252
Long-term liabilities:
Line of credit	275,000	—
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 6,455,100 shares issued and outstanding	19,640,391	19,559,626
Accumulated (deficit)	(15,940,011)	(16,298,789)
Total shareholders’ equity	3,700,380	3,260,837
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,072,725	$4,970,089

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

Three Months Ended	December 31, 2009	December 31, 2008
NET SALES	$3,260,316	$3,270,854
COST OF SALES	1,251,710	1,191,492
GROSS PROFIT	2,008,606	2,079,362
OPERATING EXPENSES:
Sales and marketing	1,146,245	1,191,079
General and administrative	361,305	354,908
Research and development	340,749	286,551
Total operating expenses	1,848,299	1,832,538
OPERATING INCOME	160,307	246,824
Interest expense, net	(9,213)	(14,449)
Other income (expense), net	(2,071)	535
Interest and other income (expense), net	(11,284)	(13,914)
INCOME BEFORE PROVISION FOR INCOME TAXES	149,023	232,910
Provision for income taxes	—	—
NET INCOME	$149,023	$232,910
Net income per share—basic	$0.02	$0.04
Net income per share—diluted	$0.02	$0.04
Weighted average shares—basic	6,455,100	6,455,100
Weighted average shares—diluted	6,461,192	6,455,100

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

Nine Months Ended	December 31, 2009	December 31, 2008
NET SALES	$9,649,587	$9,711,029
COST OF SALES	3,664,038	3,714,908
GROSS PROFIT	5,985,549	5,996,121
OPERATING EXPENSES:
Sales and marketing	3,580,145	3,887,030
General and administrative	1,058,367	1,079,861
Research and development	946,591	855,764
Total operating expenses	5,585,103	5,822,655
OPERATING INCOME	400,446	173,466
Interest expense, net	(34,026)	(50,073)
Other income (expense), net	(7,642)	20,500
Interest and other income (expense), net	(41,668)	(29,573)
INCOME BEFORE PROVISION FOR INCOME TAXES	358,778	143,893
Provision for income taxes	—	—
NET INCOME	$358,778	$143,893
Net income per share—basic	$0.06	$0.02
Net income per share—diluted	$0.06	$0.02
Weighted average shares—basic	6,455,100	6,453,338
Weighted average shares—diluted	6,463,018	6,453,338

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Cash Flows

(Unaudited)

Nine Months Ended	December 31, 2009	December 31, 2008
Cash flows from operating activities:
Net income	$358,778	$143,893
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	178,251	181,102
Stock-based compensation expense related to stock options	80,765	124,259
Stock-based interest expense related to warrants	—	9,381
Provision for doubtful accounts, net	1,500	(1,000)
Provision for inventory obsolescence, net	—	(20,000)
Change in operating assets and liabilities:
Accounts receivable	65,640	20,916
Inventories	153,477	192,816
Prepaid expenses and other assets	(57,792)	9,558
Accounts payable	(372,862)	136,209
Accrued compensation and other accrued liabilities	(48,103)	(187,469)
Net cash provided by operating activities	359,654	609,665
Cash flows from investing activities:
Acquisition of property and equipment	(421,303)	(184,250)
Patent costs	(60,485)	(28,492)
Net cash (used in) investing activities	(481,788)	(212,742)
Cash flows from financing activities:
Borrowings from (paydown of) credit facility	84,058	(407,058)
Proceeds from the exercise of stock options	—	11,520
Net cash provided by (used in) financing activities	84,058	(395,538)
Net increase (decrease) in cash and cash equivalents	(38,076)	1,385
Cash and cash equivalents, beginning of period	84,658	70,995
Cash and cash equivalents, end of period	$46,582	$72,380

The accompanying notes to financial statements are an integral part of these condensed statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2009

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

We have, except for fiscal years 2009, 2004 and 2003 when we achieved profitable operations, incurred losses since our inception and have an accumulated deficit of $15,940,011 at December 31, 2009. Operations have been financed primarily through issuances of our common stock and warrants to purchase our common stock and, to a lesser extent, profits from operations. Our liquidity has substantially diminished because of such continuing operating losses, and we may be required to seek additional capital in the future.

Our strategic marketing and sales plan is designed to expand the use of our products in surgically active hospitals in the United States.

Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  The condensed interim financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed on June 29, 2009.

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

Fair Value of Financial Instruments.  In February 2008, the Financial Accounting Standards Board (“FASB”) issued FSP FASB ASC 820-10-55 (Prior authoritative literature: FASB FSP 157-2/Statement 157, Effective Date of FASB Statement No. 157.) FASB ASC 820-10-55 (Prior authoritative literature: FASB FSP 157-2/Statement 157, Effective Date of FASB Statement No. 157), which delayed the effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of the provisions of FASB ASC 820-10-55 (Prior authoritative literature: FASB FSP 157-2/Statement 157, Effective Date of FASB Statement No. 157) related to nonfinancial assets and nonfinancial liabilities on January 1, 2009 did not have a material impact on the Financial Statements. We adopted FASB ASC 820-10-55 as of April 1, 2008 for financial assets and liabilities and other assets and liabilities carried at fair value on a recurring basis. We adopted FASB ASC 820-10-55 for all nonfinancial assets and liabilities as of April 1, 2009. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This statement applies under other accounting pronouncements that require or permit fair value measurements.

Our financial instruments consist of cash and cash equivalents, short-term trade receivables, payables and line of credit. The carrying values of cash and cash equivalents and short-term receivables and payables approximate their fair value due to their short maturities.

Concentration of Credit Risk.  Financial instruments with significant credit risk include cash. The amount of cash that we have on deposit with financial institutions may from time to time exceed the $250,000 federally insured limit. However, we believe that the financial institutions are financially sound and the risk of loss is minimal.

Financial instruments consist of cash and cash equivalents, short-term trade receivables, payables and line of credit. The carrying value of all financial instruments approximate fair value.

We have no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. We maintain the majority of our cash balances with one financial institution in the form of demand deposits and money market funds. Accounts receivable are typically unsecured and are derived from transactions with and from entities in the healthcare industry primarily located in the United States. Accordingly, we may be exposed to credit risk generally associated with the healthcare industry. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The net accounts receivable balance at December

31, 2009 of $1,196,611 included no more than 3% from any one customer. The net accounts receivable balance at March 31, 2009 of $1,263,751 included no more than 6% from any one customer.

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

Inventories.  Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At December 31, 2009 and March 31, 2009, inventory consisted of the following:

	December 31, 2009	March 31, 2009
Raw materials	$1,281,718	$1,336,376
Finished goods	1,124,403	1,223,222
Total gross inventories	2,406,121	2,559,598
Less reserve for obsolescence	(55,000)	(55,000)
Total net inventories	$2,351,121	$2,504,598

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

Patents.  The costs of applying for patents are capitalized and amortized on a straight-line basis over the lesser of the patent’s economic or legal life (20 years from the date of application in the United States). Capitalized costs are expensed if patents are not granted. We review the carrying value of our patents periodically to determine whether the patents have continuing value, and such reviews could result in the conclusion that the recorded amounts have been impaired.

Accrued Liabilities.  We have accrued $50,000 related to warranty claims, $45,889 related to sales commissions and $6,217 related to rent normalization and have included these amounts in accrued liabilities in the accompanying balance sheet at December 31, 2009. At March 31, 2009, we had accrued $50,000 related to warranty claims, $63,300 related to sales commissions and $15,202 related to rent normalization and have included these amounts in accrued liabilities in the accompanying balance sheet at March 31, 2009.

Income Taxes.  We account for income taxes under FASB ASC 740-10-30 (Prior authoritative literature, FASB Statement 109 “Accounting for Income Taxes”. Recognition is required of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. SFAS 109 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized. During the three months ended December 31, 2009, we reversed our deferred tax assets and valuation allowance by the effective tax rate on loss carryforwards that were used to offset taxable income for such period. During fiscal year 2009, no tax benefit was obtained from our loss. As a result, no tax benefit is reflected in the accompanying statements of operations for fiscal year 2009. Should we achieve sufficient, sustained income in the future, we may conclude that more or all of the valuation allowance should be reversed. We are required to make many subjective assumptions and judgments regarding our income tax exposures. At December 31, 2009, we had no unrecognized tax benefits which would affect the effective tax rate if recognized and had no accrued interest or penalties related to uncertain tax positions.

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

Stock-based compensation expense recognized under FASB Accounting Standards Codification (ASC) 718-10-55 for the three and nine months ended December 31, 2009 was $33,993 and $80,765, respectively, which consisted of stock-based compensation expense related to grants of employee stock options. Stock-based compensation expense related to grants of employee stock options recognized for the three and nine months ended December 31, 2008 was $45,828 and $124,259, respectively.

Segment Reporting.  We have concluded that we have one operating segment.

Recently Issued and Adopted Accounting Guidance

Recently Issued Accounting Guidance

Since the filing of our Form 10-K for the fiscal year ended March 31, 2009, the Financial Accounting Standards Board (“FASB”) has issued 22 accounting standards updates. We have evaluated these updates and do not believe the adoption of any of these updates will have a material impact on our unaudited condensed financial statements.

Recently Adopted Accounting Guidance

In June 2009, the FASB issued Accounting Standards Codification (“ASC”) 810, Consolidation, (formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R)) regarding the consolidation of variable interest entities. ASC 810 is intended to improve financial reporting by providing additional guidance to companies involved with variable interest entities and by requiring additional disclosures about a company’s involvement in variable interest entities. We adopted the provisions of the standard on December 31, 2009, which did not have a material impact on our unaudited condensed consolidated financial statements.

In June 2009, the FASB issued ASC 860, Transfers and Servicing (formerly SFAS No. 166, Accounting for Transfers of Financial Assets). ASC 860 requires more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. ASC 860 eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets and requires additional disclosure. We adopted the provisions of the standard on December 31, 2009, which did not have a material impact on our unaudited condensed consolidated financial statements.

In June 2009, the FASB issued ASC 105, Generally Accepted Accounting Principles (formerly SFAS No. 168, The “FASB Accounting Standards Codification”™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162). ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP, except for SEC rules and interpretive releases, which are sources of authoritative GAAP for SEC reporting companies. The standard is effective for interim and annual periods ending after September 15, 2009. We adopted the provisions of the standard on September 30, 2009, which did not have a material impact on our unaudited condensed consolidated financial statements.

In May 2009, the FASB issued ASC 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events). ASC 855 establishes general accounting standards and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for fiscal years and interim periods ended after June 15, 2009. We adopted the provisions of the standard, which had no effect on the unaudited condensed consolidated financial statements and subsequent events through the date of this filing. We evaluated subsequent events from January 1, 2010 to February 12, 2010, the date we issued our unaudited condensed consolidated financial statements.

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Net income	$149,023	$232,910	$358,778	$143,893
Weighted-average shares — basic	6,455,100	6,455,100	6,455,100	6,453,338
Effect of dilutive potential common shares	6,092	—	7,918	—
Weighted-average shares — diluted	6,461,192	6,455,100	6,463,018	6,453,338
Net income per share — basic	$0.02	$0.04	$0.06	$0.02
Net income per share — diluted	$0.02	$0.04	$0.06	$0.02
Antidilutive employee stock options	552,667	590,000	552,667	590,000

Note 4.  COMMITMENTS AND CONTINGENCIES

We currently lease our facilities at 6797 Winchester Circle, Boulder, Colorado under noncancelable lease agreements through July 31, 2014. The minimum future lease payment by fiscal year as of December 31, 2009 is as follows:

Fiscal Year	Amount
2010 (three months remaining)	$60,621
2011	247,264
2012	254,629
2013	262,281
2014	270,221
2015	90,966
Total	$1,185,982

Our minimum future equipment lease payments with General Electric Capital Corporation as of December 31, 2009, by fiscal year, are as follows:

Fiscal Year	Amount
2010 (three months remaining)	$25,469
2011	101,873
2012	101,873
2013	101,873
2014	8,488
Total	$339,576

On November 4, 2009, we signed a second amendment to our credit facility agreement with Silicon Valley Bank, effective November 10, 2009. The terms of the credit facility include a line of credit for $2,000,000 for two years at an interest rate calculated at prime rate plus 1.25%, subject to increase upon a default. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. As of December 31, 2009, we had borrowed $275,000 from the credit facility and, under our eligible receivables and inventory limit, had an additional $1,300,000 available to borrow.

Aside from the operating lease and credit facility commitments, we do not have any material contractual commitments requiring settlement in the future.

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine compliance with these regulations. We believe that we were in substantial compliance with all known regulations as of December 31, 2009. FDA inspections are conducted periodically at the discretion of the FDA. Our latest inspection by the FDA occurred in November 2009.

Note 5.  SHARE BASED COMPENSATION

The provisions of FASB Accounting Standards Codification (ASC) 718-10-55 requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options, based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases for the three and nine months ended December 31, 2009 and 2008, which was allocated as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Cost of sales	$810	$1,113	$2,430	$1,533
Sales and marketing	5,562	7,950	16,310	22,068
General and administrative	23,445	30,756	49,497	85,007
Research and development	4,176	6,009	12,528	15,651
Stock-based compensation expense	$33,993	$45,828	$80,765	$124,259

The Black-Scholes model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk-free interest rate and expected dividends. Stock options to purchase 200,000 and 235,000 shares of stock were granted during the three and nine months ended December 31, 2009, respectively. The weighted-average assumptions for employee stock options granted during the three and nine months ended December 31, 2009 are summarized as follows:

	Three Months Ended December 31, 2009	Nine Months Ended December 31, 2009
Risk-free interest rate	2.2%	2.3%
Expected life (in years)	5.0	5.0
Expected volatility	90%	88%
Expected dividend	0%	0%

As of December 31, 2009, $422,000 of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over a period of five years.

Note 6.  RELATED PARTY TRANSACTION

We paid consulting fees of $18,035 and $47,225 to an entity owned by one of our directors during the three and nine months ended December 31, 2009, respectively, and approximately $13,000 and $42,000 during the three and nine months ended December 31, 2008, respectively.

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

We have focused our marketing strategies to date on expanding the market awareness of the AEM technology and our broad independent endorsements and have continued efforts to improve and expand the AEM product line. Accordingly, we are currently focusing on updating our accepted AEM instruments to include ergonomics and user functionalities for which surgeons have been expressing a preference. During fiscal year 2006, we announced enTouch™, an ergonomically-designed handle for our articulating instruments, and we plan to introduce new additions to the AEM product line in fiscal year 2010.

When a hospital changes to AEM technology, we receive recurring sales from sales of replacement instruments. We believe that there is no directly competing technology to supplant AEM products once a hospital switches to our products. The replacement market of reusable and disposable AEM products in hospitals that use our AEM technology represented over 90% of our sales during the three months ended December 31, 2009. This sales stream is expected to grow as the base of hospitals that switch to AEM technology continues to grow. In addition, we intend to develop disposable versions of more of our AEM products in order to meet market demands and expand our sales opportunities.

We have, except for fiscal years 2009, 2004 and 2003 when we achieved profitable operations, incurred losses since our inception and have an accumulated deficit of $15,940,011 at December 31, 2009. Operations have been financed primarily through issuances of our common stock and warrants, and to a lesser extent, from profits on operations. Our liquidity has substantially diminished because of such continuing operating losses, and we may be required to seek additional capital in the future.

During the nine months ended December 31, 2009, we provided $359,654 of cash from our operations and used $421,303 for investments in equipment. As of December 31, 2009, we had $46,582 in cash and cash equivalents available to fund future operations, a decrease of $38,076 from March 31, 2009. As of December 31, 2009, we had borrowed $275,000 from our $2,000,000 amended credit facility, an increase of $84,058 from March 31, 2009. Our working capital was $2,588,878 at December 31, 2009 compared to $2,180,296 at March 31, 2009.

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

Outlook

Installed Base of AEM Monitoring Equipment:  We believe that sales of our installed base of AEM monitors will increase sales as the inherent risks associated with monopolar laparoscopic electrosurgery become more widely acknowledged and as we focus on increasing our sales efficiency. We expect that the replacement sales of electrosurgical instruments and accessories will also increase as additional hospitals adopt AEM technology. We anticipate that the efforts to improve the quality of sales representatives carrying the AEM product line, along with the introduction of next generation products, may provide the basis for increased sales and profitable operations. However, these measures, or any others that we may adopt, may not result in either increased sales or profitable operations. Furthermore, most of our next generation products are in the early stages of development.

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

Possibility of Operating Losses:  We have, except for fiscal years 2009, 2004 and 2003 when we achieved profitable operations, incurred losses since our inception and have an accumulated deficit of $15,940,011 at December 31, 2009. Operations have been financed primarily through issuances of our common stock and warrants to purchase our common stock and, to a lesser extent, profits from operations. We have made strides toward improving our operating results but due to the ongoing need to develop, optimize and train our direct sales managers and the independent sales representative network, the need to support the development of refinements to our product line, and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to raise additional capital.

Sales Growth:  Our sales growth has stabilized from weakness in the medical device industry. We expect to generate increased sales in the U.S. from sales to new hospital customers and from expanded sales in existing hospitals as our network of direct and independent sales representatives becomes more efficient. We believe that the visibility and credibility of the independent clinical endorsements for AEM technology will contribute to new hospital accounts and increase sales in fiscal year 2010. We also expect that supplier agreements with Novation and Premier, which together represent over 3,000 U.S. hospitals, will expose more hospitals to the benefits of AEM technology and may stimulate new hospital accounts. We also expect to increase market share through promotional programs of placing our AEM monitors at no charge into hospitals that commit to standardize AEM instruments. However, all of these efforts to increase market share and grow sales will depend in part on our ability to expand the efficiency and effective coverage range of our direct and independent sales representatives.

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

Results of Operations

For the three months ended December 31, 2009 compared to the three months ended December 31, 2008.

Net sales.  Net sales for the quarter ended December 31, 2009 were $3,260,316 compared to $3,270,854 for the quarter ended December 31, 2008, no percentage change. The decrease is attributable to weakness in the medical device industry and by business lost from hospitals that previously changed to AEM technology. This was partially offset by addition of new hospital accounts. We opened six new hospital accounts for AEM technology in the three months ended December 31, 2009 versus five new hospital accounts for AEM technology in the three months ended December 31, 2008. We have added sales employees in an effort to capitalize on identified market opportunities. It will take a number of months before new sales employees generate new hospital accounts, but we expect that these new additions will provide the focus that is needed to achieve market gains.

Gross profit.  Gross profit for the quarter ended December 31, 2009 of $2,008,606 represented a decrease of 3% from gross profit of $2,079,362 for the quarter ended December 31, 2008. Gross profit as a percentage of sales (gross margins) decreased from 63.6% for the quarter ended December 31, 2008 to 61.6% for the quarter ended December 31, 2009. The gross profit margin decrease from the third quarter of fiscal year 2009 was due to increased sales of lower gross profit margin products.

Sales and marketing expenses.  Sales and marketing expenses of $1,146,245 for the quarter ended December 31, 2009 represented a decrease of 4% from sales and marketing expenses of $1,191,079 for the quarter ended December 31, 2008. The decrease was a result of decreased commissions for independent sales representatives, decreased sales sample and sales literature costs. The decrease in such costs was partially offset by increased commissions for our sales employees, increased travel and trade show costs.

General and administrative expenses.  General and administrative expenses of $361,305 for the quarter ended December 31, 2009 represented an increase of 2% from general and administrative expenses of $354,908 for the quarter ended December 31, 2008. The increase was the result of an increase in compensation expense.

Research and development expenses.  Research and development expenses of $340,749 for the quarter ended December 31, 2009 represented an increase of 19% compared to $286,551 for the quarter ended December 31, 2008. The increase was the result of an increase in compensation and temporary help expense, and inventory usage, test materials and outside services for future new products.

Net income.  Net income was $149,023 for the quarter ended December 31, 2009 compared to net income of $232,910 for the quarter ended December 31, 2008. The net income decrease was a result of a decrease in gross profit and increased operating expenses, as discussed above.

For the nine months ended December 31, 2009 compared to the nine months ended December 31, 2008.

Net sales.  Net sales for the nine months ended December 31, 2009 were $9,649,587 compared to $9,711,029 for the nine months ended December 31, 2008, a decrease of 1%. The decrease is attributable to the business lost from hospitals that previously changed to AEM technology, partially offset by the addition of new hospital accounts. We opened 15 new hospital accounts for AEM technology in the nine months ended December 31, 2009 versus 34 new hospital accounts for AEM technology in the nine months ended December 31, 2008.

Gross profit.  Gross profit for the nine months ended December 31, 2009 of $5,985,549 represented no percentage change from gross profit of $5,996,121 for the nine months ended December 31, 2008. Gross profit as a percentage of sales (gross margins) for the nine months ended December 31, 2009 did not change from 62% for the nine months ended December 31, 2008.

Sales and marketing expenses.  Sales and marketing expenses of $3,580,145 for the nine months ended December 31, 2009 represented a decrease of 8% from sales and marketing expenses of $3,887,030 for the nine months ended December 31, 2008. The decrease was a result of decreased commissions for independent sales representatives, decreased sales sample, travel, sales literature, public relations and trade shows costs. The decrease in such cost was partially offset by increased compensation of our sales employees.

General and administrative expenses.  General and administrative expenses of $1,058,367 for the nine months ended December 31, 2009 represented a decrease of 2% from general and administrative expenses of $1,079,861 for the nine months ended December 31, 2008. The decrease was the result of a decrease in stock option expense and regulatory fees.

Research and development expenses.  Research and development expenses of $946,591 for the nine months ended December 31, 2009 represented an increase of 11% compared to $855,764 for the nine months ended December 31, 2008. The increase was a result of inventory usage for testing of products, outside services and tooling expense. The increase in such cost was partially offset by decreased compensation expense, temporary help and test materials.

Net income.  Net income was $358,778 for the nine months ended December 31, 2009 compared to net income of $143,893 for the nine months ended December 31, 2008. The net income increase was a result of reduced operating expenses, as discussed above.

The results of operations for the three and nine months ended December 31, 2009 should not be taken as an indication of the results of operations for all or any part of the balance of the fiscal year.

Liquidity and Capital Resources

To date, operations have been financed primarily through issuances of our common stock and warrants to purchase our common stock which together totaled $19,640,391 through December 31, 2009 and, to a lesser extent, profits from operations.

On November 4, 2009, we signed a second amendment to our credit facility agreement with Silicon Valley Bank, effective November 10, 2009. The terms of the credit facility include a line of credit for $2,000,000 for two years at an interest rate calculated at prime rate plus 1.25%, subject to increase upon a default. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. As of December 31, 2009, we had borrowed $275,000 from the credit facility and, under our eligible receivables and inventory limit, had an additional $1,300,000 available to borrow.

Our operations provided $359,654 of cash during the nine months ended December 31, 2009 on net sales of $9,649,587. Cash was provided principally by net income and non-cash depreciation and amortization expense. The amounts of cash provided by and used in operations for the nine months ended December 31, 2009 are not indicative of the expected cash to be generated from or used in operations in fiscal year 2010. During the nine months ended December 31, 2009, we invested $421,303 in the acquisition of property and equipment. As of December 31, 2009, we had $46,582 in cash and cash equivalents available to fund future operations and had borrowed $275,000 from our credit facility. Working capital was $2,588,878 at December 31, 2009 compared to $2,180,296 at March 31, 2009. Current liabilities were $1,097,345 at December 31, 2009, compared to $1,709,252 at March 31, 2009. The decrease in current liabilities at December 31, 2009 was caused, principally, by reducing accounts payable and accrued compensation and classifying our borrowings under our line of credit as a long-term liability.

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

We currently lease our facilities at 6797 Winchester Circle, Boulder, Colorado under noncancelable lease agreements through July 31, 2014. The minimum future lease payment by fiscal year as of December 31, 2009 is as follows:

Fiscal Year	Amount
2010 (three months remaining)	$60,621
2011	247,264
2012	254,629
2013	262,281
2014	270,221
2015	90,966
Total	$1,185,982

Our minimum future equipment lease payments with General Electric Capital Corporation as of December 31, 2009, by fiscal year, are as follows:

Fiscal Year	Amount
2010 (three months remaining)	$25,469
2011	101,873
2012	101,873
2013	101,873
2014	8,488
Total	$339,576

As of December 31, 2009, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Line of credit obligations	$275,000	$—	$275,000	$—	$—
Operating lease obligations	1,525,558	347,343	716,854	461,361	—
Total	$1,800,558	$347,343	$991,854	$461,361	$—

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

(a)  We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Principal Accounting and Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us under the Exchange Act was recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms.

(b)  During the quarter ended December 31, 2009, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, nor were there any significant deficiencies or material weaknesses in such disclosure controls and procedures or internal control over financial reporting requiring corrective actions.

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

10.1

Second Amendment to Loan and Security Agreement by and between the Company and Silicon Valley Bank dated November 4, 2009 (incorporated by reference from Current Report on Form 8-K dated November 10, 2009).

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

Encision Inc.

February 12, 2010	/s/ Marcia McHaffie
Date	Marcia McHaffie
Controller
Principal Accounting Officer &
Principal Financial Officer