Form 10-K/A
period 2009-03-31
ENCISION INC
filed 2010-03-05
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K/A

(Amendment No. 2)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date.

Common Stock, no par value	6,455,100
(Class)	(Outstanding at February 28, 2010)

EXPLANATORY NOTE

Encision Inc. (“Company,” “we” or “our”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 filed with the Securities and Exchange Commission on June 29, 2009 (the “Original Annual Report”), as amended by Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission on September 15, 2009, for the sole purpose of amending the certifications of our Chief Executive Officer and our Principal Financial and Accounting Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, originally filed as Exhibits 31.1 and 31.2 to the Original Annual Report.  The amended certifications (the “Certifications”) filed herewith as Exhibits 31.1 and 31.2 include certain language required by Rule 13a-14(a) and Item 601(b)(31)(i) of Regulation S-K that was inadvertently omitted from the certifications filed with the Original Annual Report and conform to the exact language as prescribed by Item 601(b)(31)(i) of Regulation S-K.

Except for the filing of the Certifications, this Amendment does not modify or update any previously reported financial statements or other disclosures in, or exhibits to, the Original Annual Report.  Because no financial statements are contained in this Amendment, we are not filing as exhibits to this Amendment certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(b)  Exhibits - The following exhibits are attached to this report on Form 10-K/A:

31.1Section 302 Certification of Principal Executive Officer

31.2Section 302 Certification of Principal Financial and Accounting Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 5, 2010	ENCISION INC.

	By:	/s/ Marcia K. McHaffie

Marcia K. McHaffie
Controller
Principal Accounting Officer & Principal Financial Officer