Form 10-K
period 2010-03-31
ENCISION INC
filed 2010-06-04
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No ☐  (not required)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

As of September 30, 2009, the aggregate market value of the shares of common stock held by non-affiliates of the issuer on such date was $5,654,378. This figure is based on the average bid and asked price of $1.65 per share of the issuer’s common stock on September 30, 2009 as quoted on the OTC Bulletin Board.

The number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date.

Common Stock, no par value	6,455,100
(Class)	(Outstanding at June 4, 2010)

Documents Incorporated by Reference: Definitive Proxy Statement for the 2010 Annual Shareholders’ Meeting to be filed with the Securities and Exchange Commission and incorporated by reference as described in Part III. The 2010 Proxy Statement will be filed within 120 days after the end of the fiscal year ended March 31, 2010.

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

Business Highlights

Proprietary, Patented Technology

We have developed and launched patented AEM Surgical Instruments that enhance patient safety and patient outcome in laparoscopic surgical procedures. We have been issued eight patents relating to AEM technology from the United States Patent and Trademark Office, each encompassing multiple claims, and which have between one year two months and fourteen years four months remaining. We also have patents relating to AEM technology issued in Europe, Japan, Canada and Australia.

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

Developing Distribution Network is Advancing Utilization of AEM Technology

Our AEM technology, in the hands of a sales network with broad access to the surgery marketplace, will help to increase utilization and market share. Historically, our sales and marketing efforts have been hindered by our small size and limited distribution channels.  While these limitations continue, we have improved our sales network, which provided new hospital accounts with AEM technology in fiscal year 2010. Our supplier agreements with Novation and Premier, the two largest Group Purchasing Organizations (“GPOs”) for hospitals in the U.S., are beginning to expose more hospitals to the benefits of our AEM technology.

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

When a hospital decides to use our AEM technology, we make recurring sales to such hospital for replacement instruments. Sales from replacement reusable and disposable AEM products in hospitals represented over 90% of our sales in the fiscal year ended March 31, 2010, and we expect this sales stream to grow as new hospitals increasingly adopt AEM technology. AEM Instruments are competitively priced to conventional laparoscopic instruments.

We aim to further develop the market by continuing to educate healthcare professionals about the benefits of AEM technology to advance patient safety. We are working to improve our sales network to reach the decision makers who purchase laparoscopic instruments and electrosurgical devices. We are also pursuing relationships with GPOs and integrated delivery networks to assist in promoting the benefits of AEM technology. GPOs have significant influence on the market for surgical instruments.

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

Technology Precedents

We believe that gaining broad independent endorsements in the surgical community is a demonstrated and successful method for emerging surgical technology to advance in the marketplace. From a concern or problem in surgery, the medical device industry develops a technological solution, and this solution evolves to garner credibility and endorsements. Once this occurs, the technology is then widely employed by hospitals to benefit patients, surgeons and the operating room staff. We believe that AEM technology is following the same path as previous developments in electrosurgery. As with other safety advances (i.e. “Isolated” electrosurgical generators in the 1970s and “REM” technology in the 1980s), AEM technology has received the breadth of independent endorsements that drove previous new technology to broad market acceptance. (“REM” is a registered trademark of Covidien Ltd. “AEM” is a registered trademark of Encision Inc.).

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

Products

We produce and market a full line of AEM Instruments, which are ‘shielded and monitored’ to prevent stray electrosurgical burns from insulation failure and capacitive coupling. Our product line includes a broad range of articulating instruments (scissors, graspers and dissectors), fixed-tip electrodes and suction-irrigation electrodes. These AEM Instruments are available in a wide array of reusable and disposable options. Also, we have a line of handles that are used for advanced laparoscopic procedures that incorporate stiffer shafts and ergonomic features. In addition, we market an AEM monitor product line that is used in conjunction with AEM Instruments.

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

In addition, there is increasing public interest in the reduction of medical errors and the advancement of patient safety. This interest and focus is reflected in the Joint Commission on Accreditation of Healthcare Organizations (the “JCAHO”) Standards enacted in July 2001 requiring hospitals to show proactive initiatives for advancing patient safety in order to renew their accreditation. Some recent new hospital accounts changing to AEM technology have been motivated in part by these JCAHO patient safety standards. We believe that the credibility and importance of our technology is complemented by this expanding public interest in advancing patient safety.

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

Our goal is to optimize a network that has experience selling into the hospital operating room environment. We believe that improvement in this network offers us the best opportunity to cost effectively broaden acceptance of our product line and generate increased and recurring sales. Additionally, we are pursuing supplier agreements with the major GPOs. GPOs have significant influence on the market for surgical devices and instruments. We have GPO agreements with Novation and Premier, which together represent over 3,000 hospitals in the United States. We have negotiated a three year extension with Novation through January 31, 2012 and a new three year agreement with Premier effective as of June 1, 2008. While these agreements do not involve purchase commitments, these relationships with Novation and Premier expand the market visibility of AEM technology and smooth the procurement and conversion process for new hospital customers. In fiscal year 2010, approximately thirty percent of our new hospital account sales were sales to members of Novation and Premier.

In addition to the efforts to broaden market acceptance in the United States, we have contracted with independent distributors in Canada, Australia, New Zealand Japan and the Netherlands to market our products internationally. We have achieved Conformite Europeene (“CE”), marking for our products so that we may sell into the European marketplace. The CE marking indicates that a manufacturer has conformed to all of the obligations imposed by European health, safety and environmental legislation. While CE certification opens up incremental markets in Europe, our distribution options in the European marketplace are yet to be developed, and sales in international markets are negligible.

We believe that the expanding independent endorsements for AEM technology and the improved sales network of independent representatives will provide the basis for increased sales and continuing profitable operations. However, these measures, or any others that we may adopt, may not result in increased sales or profitable operations.

Research and Development

We aim to continually expand our AEM Instrument product line to satisfy the evolving needs of surgeons. For AEM technology to fully become a standard of care, we must satisfy surgeons’ preferred instrument shapes, sizes, styles and functionality with integrated AEM Instruments. This commitment includes expanding the styles of electrosurgical instruments available for MIS applications so that the conversion to AEM technology is transparent to surgeons and does not require significant change in their current surgical techniques. We employ full-time engineers and use independent contractors from time to time in our research and product development efforts. This group continuously explores ways to broaden and enhance the product line. Current research and development efforts are focused primarily on line-extension projects to further expand our AEM Instrument product offering to increase surgeons’ choices and options in laparoscopic surgery. Our research and development expenses were $1,338,557 in fiscal year 2010 and $1,138,677 in fiscal year 2009. We expense research and development costs for products and processes as incurred. Costs that are included in research and development expenses include direct salaries, contractor fees, materials, facility costs and administrative expenses that relate to research and development.

Manufacturing, Regulatory Affairs and Quality Assurance

We engage in various manufacturing and assembly activities at our leased facility in Boulder, Colorado. These operations include disposable scissor inserts manufacturing and assembly of our AEM Instrument system as well as fabrication, assembly and test operations for instruments and accessories. We also have relationships with a number of outside suppliers, including New Deantronics, Inc., who accounted for approximately 12% of our purchases in fiscal year 2010, who provide primary sub-assemblies, various electronic and sheet metal components, and molded parts used in our products.

We believe that the use of both internal and external manufacturing capabilities allows for increased flexibility in meeting our customer delivery requirements and significantly reduces the need for investment in specialized capital equipment. We have developed multiple sources of supply where possible. Our relationship with our suppliers is generally limited to individual purchase order agreements supplemented, as appropriate, by contractual relationships to help ensure the availability and low cost of certain products. All components, materials and sub-assemblies used in our products, whether produced in-house or obtained from others, are inspected to ensure compliance with our specifications. All finished products are subject to our quality assurance and performance testing procedures. During fiscal year 2010, we continued our manufacturing vertical integration goal with the addition of several processes and the addition of a controlled environment room to our manufacturing capabilities.

As discussed in the section on Government Regulation, we are subject to the rules and regulations of the United States Food and Drug Administration (“FDA”). Our leased facility of 28,696 square feet contains approximately 15,100 square feet of manufacturing, regulatory affairs and quality assurance space. The facility is designed to comply with the Quality System Regulation (“QSR”), as specified in published FDA regulations. Our latest inspection by the FDA occurred in November 2009.

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

Patents, Patent Applications and Intellectual Proprietary Rights

We have invested heavily in an effort to protect our valuable technology, and, as a result of this effort, we have been issued eight relevant patents that together form a significant intellectual property position. We were issued a United States patent having 42 claims on May 17, 1994. This patent relates to the basic shielding and monitoring technologies that we incorporate into our AEM products. Six additional United States patents were issued to us in 1997, 1998, 2002 and 2008 relating to specific implementations of shielding and monitoring in instruments. Foreign patents relating to the core AEM shielding and monitoring technologies have been issued to us in Europe, Japan, Canada and Australia. As of March 31, 2010, there are between one year two months and fourteen years four months remaining on our AEM patents.

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

The FDA regulates our quality control and manufacturing procedures by requiring us and our contract manufacturers to demonstrate compliance with the QSR as specified in published FDA regulations. The FDA requires manufacturers to register with the FDA, which subjects them to periodic FDA inspections of manufacturing facilities. If violations of applicable regulations are noted during FDA inspections of our manufacturing facilities or the facilities of our contract manufacturers, the continued marketing of our products may be adversely affected. Such regulations are subject to change and depend heavily on administrative interpretations. In November 2009, the FDA conducted a QSR inspection of our facilities. We believe that we have the internal resources and processes in place to be reasonably assured that we are in compliance with all applicable United States regulations regarding the manufacture and sale of medical devices. However, if we were found not to be in compliance with the QSR, in the future, such findings could result in a material adverse impact on our financial condition, results of operations and cash flows.

Sales of medical devices outside of the United States are subject to United States export requirements and foreign regulatory requirements. Legal restrictions on the sale of imported medical devices vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval and the requirements may differ. Our Certificate of Export from the United States Department of Health and Human Services expired in November 2009 and we have applied for renewal. Even if we obtain a renewal, a specific foreign country in which we wish to sell our products may not accept or continue to accept the Certificate of Export. Entry into the European Economic Area market also requires prior certification of our quality system and product documentation. We achieved CE marking in August

2000, allowing a launch into the European marketplace. Maintenance of the CE marking status requires annual audits of the quality system and technical documentation by our European Notified Body, LGA InterCert. The most recent audit was completed in January 2010. In addition to licensing, entry into the Canadian market now requires quality system certification to ISO 13485:2003. Our quality system was audited and a certification was issued by LGA-InterCert, of Nuremberg, Germany, in February 2008.

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

Employees

As of March 31, 2010, we employed 58 full-time individuals, of which 13 are engaged directly in research, development and regulatory activities, 18 in manufacturing/operations, 22 in marketing and sales and 5 in administrative positions. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

Item 2.  Properties.

We lease 28,696 square feet of office and manufacturing space under noncancelable lease agreements through July 31, 2014 at 6797 Winchester Circle, Boulder, Colorado. We believe that our existing facilities are adequate for our current operations.

Item 3.  Legal Proceedings.

We are involved in a legal proceeding that arose in the normal course of business. This matter is a product liability action. We do not know whether we will prevail in this matter nor can we assure that any remedy could be reached on commercially viable terms, if at all. Based on currently available information, we believe that we have meritorious defense to this action and that the resolution of this case is not likely to have a material adverse effect on our business, financial position or future results of operations. In accordance with generally accepted accounting principles in the United States (U.S. GAAP), we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

Item 4.  (Removed and Reserved.)

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been traded on the OTCBB under the symbol ECIA since November 13, 2008. Prior to that date, our common stock was quoted on the AMEX under the symbol ECI. The following table lists, for each period indicated, the high and low sales prices quoted on the AMEX or the high and low bid quotation for our common stock on the OTCBB, as applicable. The bid prices listed for fiscal 2010 and the third and fourth quarter of fiscal 2009 reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions.

	2010		2009
Fiscal	High	Low	High	Low
First quarter	$2.00	$0.75	$2.75	$1.80
Second quarter	$1.70	$1.16	$2.00	$1.05
Third quarter	$1.65	$1.03	$1.50	$0.30
Fourth quarter	$1.52	$1.22	$1.01	$0.51

We have never paid cash dividends on our common stock and have no present plans to do so. We presently intend to retain any cash generated from operations in the future for use in our business. As of March 31, 2010, there were approximately 107 holders of record of our common stock.

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

Possibility of Operating Losses.  We have, except for the fiscal years 2010, 2009, 2004 and 2003 when we achieved profitable operations, incurred losses since our inception and have an accumulated deficit of $16,033,931 at March 31, 2010. We have made significant strides toward improving our operating results. However, due to the ongoing need to develop, optimize and train our sales distribution network and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss.

Sales Growth.  We expect to generate increased sales in the U.S. from sales to new hospital customers as our network of direct and independent sales representatives becomes more proficient and expands the number of new hospital accounts to AEM Surgical Instruments. We believe that the visibility and credibility of the independent clinical endorsements for AEM technology will contribute to new hospital accounts and increased sales in fiscal year 2011. We also expect that supplier agreements with Novation and Premier, which together represent over 3,000 U.S. hospitals, will expose more hospitals to the benefits of AEM technology and may stimulate new hospital accounts. Our goal is to offer our customers an AEM disposable counterpart for each AEM reusable instrument.

Sales and Marketing Expenses.  We continue our efforts to expand domestic and international distribution capability, and we believe that sales and marketing expenses will need to be maintained at a healthy level in order to expand our market visibility and optimize the field sales capability of converting new hospital customers to AEM technology. Sales and marketing expenses are expected to increase as we increase our direct sales representatives. In fiscal year 2011, we expect to have 17 direct sales territories and four direct sales managers.

Manufacturing.  We believe that we will be able to achieve major cost reductions, and provide better control over quality and consistency, by producing products on our own. During the second half of fiscal year 2008, we began manufacturing our own disposable scissor inserts and are exploring other products that we may manufacture on our own.

Research and Development Expenses.  Research and development expenses are expected to increase to support development of refinements to our AEM product line, which will further expand the instrument options for the surgeon. New refinements to AEM product line are planned for introduction in fiscal year 2011.

Results of Operations

Net sales. Our sales for the fiscal year ended March 31, 2010 (“FY 10”) were $12,835,768, and for the fiscal year ended March 31, 2009 (“FY 09”) our sales were $12,789,293. This represents an increase of 0.4% in FY 10 from FY 09. This increase is due to the establishment of new accounts in 22 hospitals for AEM technology, which increased the installed base of users of reusable and disposable AEM Surgical Instruments. We benefited from a high customer retention rate and a recurring sales stream from the purchases of replacement instruments in existing accounts. Our retention rate of customers is also very strong due to the fact that there is no directly competing technology to supplant AEM products once a hospital has changed to AEM technology. Sales from replacement AEM products in hospitals represented over 90% of our sales in FY 10.  In the fourth quarter of fiscal year 2010, we and Caldera Medical, Inc. (“Caldera”) terminated our Representation Agreement, whereby we would use our sales employees to sell certain of Caldera’s products to physicians and hospitals. Caldera was to pay us commissions on such sales pursuant to the terms of the Agreement.

Gross profit.  Gross profit in FY 10 decreased $99,709, or 1%, to $7,866,812 from $7,966,521 in FY 09, which resulted in a gross margin of 61.3% of net sales for FY 10 and 62.3% of net sales for FY 09. The gross profit margin decrease from FY 09 was due to increased sales of lower gross profit margin products and an increase to inventory reserve of $95,940 due to expected scrap in inventory.

Sales and marketing expenses.  Sales and marketing expenses were $4,758,150 in FY 10, a decrease of $408,423, or 8%, from $5,166,573 in FY 09. The decrease was a result of decreased commissions for independent sales representatives, decreased sales samples, travel and meals, literature and printing, public relations and trade shows. The decrease was partially offset by an increase in compensation expense.

General and administrative expenses.  General and administrative expenses were $1,464,194 in FY 10, an increase of $10,195, or 1%, from $1,453,999 in FY 09. The increase was primarily the result of compensation expense and franchise taxes. The increase was partially offset by a decrease to stock option expense and regulatory fees.

Research and development expenses.  Research and development expenses were $1,338,557 in FY 10, an increase of $199,880, or 18%, from $1,138,677 in FY 09. The increase was a result of an increase in compensation expense, inventory usage, outside services and tooling. The increase was partially offset by a decrease in test materials and deferred costs for customer projects.

Net income.  Net income in FY 10 of $264,858 represented an increase of $105,041 compared to FY 09 net income of $159,817. The increase is a result of a slight increase in sales, a decrease of total operating expenses, as explained above, and decreased interest expense.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock, stock-based expense related to stock options and, in recent years, by operating profits. To date, operating funds totaled $19,677,322 from our inception through March 31, 2010. Our operations provided $466,286 and $729,688 of cash in FY 10 and FY 09, respectively, on sales of $12,835,768 and $12,789,293 in FY 10 and FY 09, respectively. These amounts of cash generated from operations are not indicative of the expected cash to be generated from or used in operations in the fiscal year ending March 31, 2011 (“FY 11”). As of March 31, 2010, we had $113,735 in cash and cash equivalents, and under our eligible receivables and inventory limit, had an additional $1,253,000 available to fund future operations. Working capital was $2,554,794 at March 31, 2010 compared to $2,180,296 at March 31, 2009. The increase in working capital was caused principally by a shift in debt from current liability line of credit to long-term line of credit and a reduction to accounts payable and other accrued liabilities. Current liabilities were $1,365,420 at March 31, 2010, compared to $1,709,252 at March 31, 2009. The decrease in current liabilities at March 31, 2010 was caused principally by a shift in debt from current liability line of credit to long-term line of credit and a reduction to accounts payable and other accrued liabilities

On November 4, 2009, we signed a second amendment to our credit facility agreement with Silicon Valley Bank, effective November 10, 2009. The terms of the credit facility include a line of credit for $2,000,000 for two years at an interest rate calculated at prime rate plus 1.25%, subject to increase upon a default. Under our original facility, we issued warrants to Silicon Valley Bank to purchase 28,000 shares of our common stock at a per share price of $2.75. As of March 31, 2010, these warrants were still outstanding. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. As of March 31, 2010 and 2009, we had borrowed $350,000 and $190,942 from the credit facility and, under our eligible receivables and inventory limit, had an additional $1,253,000 available to borrow. At March 31, 2010, we failed to meet the defined minimum profitability financial covenant under our credit facility agreement with Silicon Valley Bank. On June 3, 2010, we obtained a waiver of this covenant with terms that include defined minimum profitability by July 31, 2010, a loan fee of $2,000 and undetermined documentation fees.

We believe that the unique performance of AEM technology and our breadth of independent endorsements provide an opportunity for continued market share growth. We believe that the market awareness of AEM technology and its endorsements is continually improving and that this will benefit sales efforts in FY 11. We believe that we enter FY 11 having achieved improvements in the clinical credibility of our technology. Our FY 11 operating plan is focused on growing sales, increasing gross profits, increasing research and development costs while increasing profits and positive cash flows. We cannot predict with certainty the expected sales, gross profit, net income or loss and usage of cash and cash equivalents for FY 11. We believe that cash resources and borrowing capacity will be sufficient to fund our operations for at least the next twelve months under our current operating plan. If we are unable to manage business operations in line with our budget expectations, it could have a material adverse effect on business viability, financial position, results of operations and cash flows. Further, if we are not successful in sustaining profitability and remaining at least cash flow break-even, additional capital may be required to maintain ongoing operations.

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

Income Taxes

As of March 31, 2010, net operating loss carryforwards totaling approximately $14.5 million were available to reduce taxable income in the future. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in FY 11. We have not paid income taxes since our inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including changes in our ownership. We have established a valuation allowance for the entire amount of our deferred tax asset since inception due to our history of losses. During fiscal years 2010 and 2009, we used our tax loss carryforwards to reduce our taxable income. As a result, no provision for income tax is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed.

Off-Balance Sheet Financing Arrangements

Except as described below, we do not utilize variable interest entities or other off-balance sheet financial arrangements.

We have a commitment under an operating lease for manufacturing equipment with General Electric Capital Corporation. Lease expense under this arrangement for the fiscal years ended March 31, 2010 and 2009 was $101,873 and $101,873, respectively.

We have a commitment for our facility at 6797 Winchester Circle, Boulder, Colorado. Rent expense for our facilities for the fiscal years ended March 31, 2010 and 2009 was $245,925 and $249,691, respectively

Contractual Obligations

We currently lease our facilities at 6797 Winchester Circle, Boulder, Colorado under noncancelable lease agreements through July 31, 2014. The minimum future lease payment by fiscal year as of March 31, 2010 is as follows:

Fiscal Year	Amount
2011	247,264
2012	254,629
2013	262,281
2014	270,221
2015	90,966
Total	$1,125,361

Our minimum future equipment lease payments with General Electric Capital Corporation as of March 31, 2010, by fiscal year, are as follows:

Fiscal Year	Amount
2011	101,873
2012	101,873
2013	101,873
2014	8,488
Total	$314,107

On November 4, 2009, we signed a second amendment to our credit facility agreement with Silicon Valley Bank, effective November 10, 2009. The terms of the credit facility include a line of credit for $2,000,000 for two years at an interest rate calculated at prime rate plus 1.25%, subject to increase upon a default. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. As of March 31, 2010 and 2009, we borrowed $350,000 and $190,942 from the credit facility and, under our eligible receivables and inventory limit, had an additional $1,253,000 available to borrow.

As of March 31, 2010, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Line of credit obligations	$350,000	$—	$350,000	$—	$—
Operating lease obligations	1,439,468	349,137	720,656	369,675	—
Total	$1,789,468	$349,137	$1,070,656	$369,675	$—

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

Stock-based compensation is presented in accordance with the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation — Stock Compensation (“ASC 718”). Under the provisions of ASC 718, companies are required to estimate the fair value of share-based payment awards made to employees and directors including employee stock options based on estimated fair values on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our statement of operations.

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

Among the factors that could cause future results and financial condition to be materially different from expectations are:

Our products may not be accepted by the market. The success of our products and our financial condition depends on the acceptance of AEM products by the medical community in commercially viable quantities during FY 11 and beyond. We cannot predict how quickly or how broadly AEM products will be accepted by the medical community. We need to continually educate the marketplace about the potential hazards involved in the use of conventional electrosurgical products during MIS procedures and the expected benefits associated with the use of AEM products. If we are unsuccessful in educating the marketplace about our technology and the hazards of conventional instruments, we will not create sufficient demand by hospitals and surgeons for AEM products and our financial condition, results of operations and cash flows could be adversely affected.

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

We may need additional funding to support our operations. We were formed in 1991 and have incurred losses of approximately $15.9 million since that date. We have primarily financed research, development and operational activities with issuances of our common stock and warrants, the exercise of stock options to purchase our common stock, stock-based expense related to stock options and, in recent years, by operating profits. At March 31, 2010, we had $113,735 in cash available to fund future operations and, in addition, access to a line of credit for $1,650,000. We may find that investment in sales, marketing, research and development initiatives, merited by market opportunity, may result in our operating at a net loss from quarter to quarter. We may also find ourselves at a competitive disadvantage due to our constrained liquidity. On November 4, 2009, we signed a second amendment to our credit facility agreement with Silicon Valley Bank, effective November 10, 2009. The terms of the credit facility include a line of credit for $2,000,000 for two years at an interest rate calculated at the prime rate plus 1.25%, subject to increase upon a default. Under our original facility, we issued warrants to Silicon Valley Bank to purchase 28,000 shares of our common stock at a per share price of $2.75. As of March 31, 2010, these warrants were still outstanding. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. As of March 31, 2010, we had borrowed $350,000 from the credit facility and, under our eligible receivables and inventory limit, had an additional $1,253,000 available to borrow. The credit facility requires us to meet certain financial covenants. If we fail to comply with the restrictions contained in the credit facility and the lender does not waive such noncompliance, the resulting event of default could result in the lender accelerating the repayment of all outstanding amounts due under the credit facility or in our ability to receive additional funds under the credit facility. There can be no assurances that we would be successful in obtaining alternative sources of funding to repay these obligations should this event occur. In addition, should we need additional financing, we may not be able to obtain it on terms acceptable to us or at all.

We may not be able to compete successfully against current manufacturers of conventional (“unshielded, unmonitored”) electrosurgical instruments or against competitors who manufacture products that are based on surgical technologies that are alternatives to monopolar electrosurgery. The electrosurgical products market is intensely competitive. We expect that manufacturers of “unshielded, unmonitored” electrosurgical instruments will resist any loss of market share that might result from the presence of our “shielded and monitored” instruments in the marketplace. We also believe that manufacturers of products that are based upon surgical technologies that are alternatives to monopolar electrosurgery are our competitors. These technologies include bipolar electrosurgery, the harmonic scalpel and lasers. The alternative technologies may gain market share and new competitive technologies may be developed and introduced. Most of our competitors and potential competitors have significantly greater financial, technical, product development, marketing and other resources than we do. Most of our competitors also currently have substantial customer bases in the medical products market and have significantly greater market recognition than we have. As a result of these factors, our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products. It is possible that new competitors or new alliances among competitors may emerge and rapidly acquire significant market share. The competitive pressures we face may materially adversely affect our financial position, results of operations and cash flows, and this may hinder our ability to respond to competitive threats.

If we do not continually enhance our products and keep pace with rapid technological changes, we may not be able to attract and retain customers. Our future success and financial performance will depend in part on our ability to meet the increasingly sophisticated needs of customers through the timely development and successful introduction of product upgrades, enhancements and new products. These upgrades, enhancements and new products are subject to significant technological risks. The medical device market is subject to rapid technological change, resulting in frequent new product introductions and enhancements of existing products, as well as the risk of product obsolescence. While we are currently developing new products and enhancing our existing product lines, we may not be successful in completing the development of new products or enhancements. In addition, we must respond effectively to technological changes by continuing to enhance our existing products to incorporate emerging or evolving standards. We may not be successful in developing and marketing product enhancements or new products that respond to technological changes or evolving industry standards. We may experience difficulties that could delay or prevent the successful development, introduction and marketing of those products, and our new products and product enhancements may not adequately meet the requirements of the marketplace and achieve commercially viable levels of market acceptance. If any potential new products, upgrades, or enhancements are delayed, or if any potential new products, upgrades, or enhancements experience quality problems or do not achieve market acceptance, or if new products make our existing products obsolete, our financial position, results of operations and cash flows would be materially adversely affected.

If government regulations change or if we fail to comply with existing and/or new regulations, we might miss market opportunities and experience increased costs and limited growth. The research, development, manufacturing, marketing and distribution of our products in the United States and other countries are subject to extensive regulation by numerous governmental authorities including, but not limited to, the Food and Drug Administration. Under the Federal Food, Drug and Cosmetic Act, medical devices must receive clearance from the Food and Drug Administration through the Section 510(k) pre-market notification process or through the more lengthy pre-market approval process before they can be sold in the United States. The process of obtaining required regulatory approvals is lengthy and has required the expenditure of substantial resources. There can be no assurance that we will be able to continue to obtain the necessary approvals. As part of our strategy, we also intend to pursue commercialization of our products in international markets. Our products are subject to regulations that vary from country to country. The process of obtaining foreign regulatory approvals in certain countries can be lengthy and require the expenditure of substantial resources. We may not be able to obtain necessary regulatory approvals or clearances on a timely basis or at all, and delays in receipt of or failure to receive such approvals or clearances, or failure to comply with existing or future regulatory requirements would have a material adverse effect on our financial position, results of operations and cash flows.

If we fail to comply with the extensive regulatory requirements governing the manufacturing of our products, we could be subject to fines, suspensions or withdrawals of regulatory approvals, product recalls, suspension of manufacturing, operating restrictions and/or criminal prosecution. The manufacturing of our products is subject to extensive regulatory requirements administered by the Food and Drug Administration and such other regulatory agencies. Inspection of our manufacturing facilities and processes can be conducted at any time, without prior notice, by the Food and Drug Administration and such regulatory agencies. In addition, future changes in regulations or interpretations made by the Food and Drug Administration or other regulatory agencies, with possible retroactive effect, could adversely affect us. Changes in existing regulations or adoption of new regulations or policies could prevent us from obtaining, or affect the timing of, future regulatory approvals or clearances. We may not be able to obtain necessary regulatory approvals or clearances on a timely basis in the future, or at all. Delays in receipt of, failure to receive such approvals or clearances and/or failure to comply with existing or future regulatory requirements would have a material adverse effect on our financial position, results of operations and cash flows.

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

Our common stock is thinly traded, the prices at which it trades are volatile and the buying or selling actions of a few shareholders may adversely affect our stock price. As of June 4, 2010, we had a public float, which is defined as shares outstanding minus shares held by our officers, directors, or beneficial holders of greater than 5% of our outstanding common stock, of 3,426,896 shares, or 53% of our outstanding common stock. The average number of shares traded in any given day over the past year has been relatively small compared to the public float. Thus, the actions of a few shareholders either buying or selling shares of our common stock may adversely affect the price of the shares. Historically, thinly-traded securities such as our common stock have experienced extreme price and volume fluctuations that do not necessarily relate to operating performance.

Product liability claims may exceed our current insurance coverage. We face an inherent business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in adverse effects to a patient. We maintain a general liability insurance policy up to the amount of $5,000,000 that includes coverage for product liability claims. Liability claims may be excluded from the policy, may exceed the coverage limits of the policy, or the insurance may not continue to be available on commercially reasonable terms or at all. Consequently, a product liability claim or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on our financial position, results of operations and cash flows.

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

Item 8.  Financial Statements and Supplementary Data.

The following financial statements are included in this Report:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Encision Inc.

Boulder, Colorado

We have audited the accompanying balance sheets of Encision Inc. (the “Company”) as of March 31, 2010 and 2009 and the related statements of operations, shareholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Encision Inc. as of March 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP

Greenwood Village, Colorado
June 4, 2010

Encision Inc.

Balance Sheets

	March 31, 2010	March 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$113,735	$84,658
Accounts receivable, net of allowance for doubtful accounts of $12,500 at March 31, 2010 and $9,000 at March 31, 2009	1,286,075	1,263,751
Inventories, net of reserve for obsolescence of $150,940 at March 31, 2010 and $55,000 at March 31, 2009	2,476,823	2,504,598
Prepaid expenses	43,581	36,541
Total current assets	3,920,214	3,889,548
Equipment, at cost:
Furniture, fixtures and equipment	2,004,213	1,858,547
Customer-site equipment	778,761	667,171
Equipment-in-progress	389,815	144,790
Accumulated depreciation	(2,024,448)	(1,830,273)
Equipment, net	1,148,341	840,235
Patents, net of accumulated amortization of $143,909 at March 31, 2010 and $128,995 at March 31, 2009	265,988	215,801
Other assets	24,268	24,505
TOTAL ASSETS	$5,358,811	$4,970,089
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$684,102	$745,138
Accrued compensation	404,789	405,906
Other accrued liabilities	276,529	367,266
Line of credit	—	190,942
Total current liabilities	1,365,420	1,709,252
Line of credit	350,000	—
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 6,455,100 shares issued and outstanding at March 31, 2010 and 2009	19,677,322	19,559,626
Accumulated (deficit)	(16,033,931)	(16,298,789)
Total shareholders’ equity	3,643,391	3,260,837
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,358,811	$4,970,089

The accompanying notes to financial statements are an integral part of these statements.

Encision Inc.

Statements of Operations

Years Ended	March 31, 2010	March 31, 2009
NET SALES	$12,835,768	$12,789,293
COST OF SALES	4,968,956	4,822,772
GROSS PROFIT	7,866,812	7,966,521
OPERATING EXPENSES:
Sales and marketing	4,758,150	5,166,573
General and administrative	1,464,194	1,453,999
Research and development	1,338,557	1,138,677
Total operating expenses	7,560,901	7,759,249
OPERATING INCOME	305,911	207,272
Interest expense, net	(42,697)	(62,617)
Other income, net	1,644	15,162
Interest (expense) and other income, net	(41,053)	(47,455)
INCOME BEFORE PROVISION FOR INCOME TAXES	264,858	159,817
Provision for income taxes	—	—
NET INCOME	$264,858	$159,817
Net income per share—basic and diluted	$0.04	$0.02
Weighted average shares—basic	6,455,100	6,453,338
Weighted average shares—diluted	6,464,094	6,453,338

The accompanying notes to financial statements are an integral part of these statements.

Encision Inc.

Statements of Shareholders’ Equity

	Shares of Common Stock	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
BALANCES AT APRIL 1, 2008	6,447,100	$19,387,331	$(16,458,606)	$2,928,725
Net income	—	—	159,817	159,817
Exercise of stock options	8,000	11,520	—	11,520
Compensation expense related to stock options	—	160,775	—	160,775
BALANCES AT MARCH 31, 2009	6,455,100	$19,559,626	$(16,298,789)	$3,260,837
Net income	—	—	264,858	264,858
Compensation expense related to stock options	—	117,696	—	117,696
BALANCES AT MARCH 31, 2010	6,455,100	$19,677,322	$(16,033,931)	$3,643,391

The accompanying notes to financial statements are an integral part of these statements.

Encision Inc.

Statements of Cash Flows

Years Ended	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net income	$264,858	$159,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	237,974	254,034
Stock-based compensation expense related to stock options	117,696	160,775
Stock-based interest expense related to warrants	7,680	12,508
Provision for doubtful accounts, net change	3,500	(6,000)
Provision for inventory obsolescence, net change	95,940	(10,000)
Change in operating assets and liabilities:
Accounts receivable	(25,824)	195,019
Inventories	(68,165)	(223,645)
Prepaid expenses and other assets	(14,483)	78,620
Accounts payable	(61,036)	208,383
Accrued compensation and other accrued liabilities	(91,854)	(99,823)
Net cash provided by operating activities	466,286	729,688
Cash flows from investing activities:
Acquisition of property and equipment	(531,165)	(283,590)
Patent costs	(65,102)	(28,897)
Net cash (used in) investing activities	(596,267)	(312,487)
Cash flows from financing activities:
Borrowings from (paydowns to) credit facility	159,058	(415,058)
Proceeds from the exercise of stock options	—	11,520
Net cash provided by (used in) financing activities	159,058	(403,538)
Net increase in cash and cash equivalents	29,077	13,663
Cash and cash equivalents, beginning of fiscal year	84,658	70,995
Cash and cash equivalents, end of fiscal year	$113,735	$84,658

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$21,896	$36,168

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

We have an accumulated deficit of $16,033,931 at March 31, 2010. Operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock, stock-based expense related to stock options and, in recent years, by operating profits. Our liquidity has diminished because of prior years’ operating losses, and we may be required to seek additional capital in the future.

Our strategic marketing and sales plan is designed to expand the use of our products in surgically active hospitals in the United States.

2. Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expense during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents.  For purposes of reporting cash flows, we consider all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments.  Our financial instruments consist of cash and cash equivalents and short-term trade receivables, payables and line of credit. The carrying values of cash and cash equivalents and short-term receivables and payables approximate their fair value due to their short maturities.

Concentration of Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents, accounts receivable, accounts payable and line of credit. The carrying value of all financial instruments approximates fair value. The amount of cash on deposit with financial institutions does not exceed the $250,000 federally insured limit at March 31, 2010. However, we believe that in the event that cash on deposit exceeds $250,000, the financial institutions are financially sound and the risk of loss is minimal.

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

A summary of the activity in our allowance for doubtful accounts is as follows:

Years Ended	March 31, 2010	March 31, 2009
Balance, beginning of year	$9,000	$15,000
Provision for estimated losses	3,500	(5,251)
Write-off of uncollectible accounts	—	(749)
Balance, end of year	$12,500	$9,000

The net accounts receivable balance at March 31, 2010 of $1,286,075 included no more than 4% from any one customer. The net accounts receivable balance at March 31, 2009 of $1,263,751 included no more than 6% from any one customer.

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

Years Ended	March 31, 2010	March 31, 2009

Balance, beginning of year	$50,000	$75,000
Provision for estimated warranty claims	27,751	4,419
Claims made	(27,751)	(29,419)
Balance, end of year	$50,000	$50,000

Inventories.  Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future

ENCISION INC.

NOTES TO FINANCIAL STATEMENTS

demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At March 31, 2010 and 2009, inventory consisted of the following:

	March 31, 2010	March 31, 2009
Raw materials	$1,518,737	$1,336,376
Finished goods	1,109,026	1,223,222
Total gross inventories	2,627,763	2,559,598
Less reserve for obsolescence	(150,940)	(55,000)
Total net inventories	$2,476,823	$2,504,598

A summary of the activity in our inventory reserve for obsolescence is as follows:

Years Ended	March 31, 2010	March 31, 2009
Balance, beginning of year	$55,000	$65,000
Provision for estimated obsolescence	112,213	29,254
Write-off of obsolete inventory	(16,273)	(39,254)
Balance, end of year	$150,940	$55,000

Property and Equipment.  Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally three to seven years. We use the straight-line method of depreciation for property and equipment. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized. Depreciation expense for the years ended March 31, 2010 and 2009 was $223,060 and $241,691, respectively.

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

Patents.  The costs of applying for patents are capitalized and amortized on a straight-line basis over the lesser of the patent’s economic or legal life (20 years from the date of application in the United States). Capitalized costs are expensed if patents are not issued. We review the carrying value of our patents periodically to determine whether the patents have continuing value and such reviews could result in the conclusion that the recorded amounts have been impaired. A summary of our patents at March 31, 2010 and 2009 is as follows:

	March 31, 2010	March 31, 2009
Patents issued	$215,801	$202,918
Accumulated amortization	(143,909)	(128,995)
Patents issued, net of accumulated amortization	71,892	73,923
Patent applications	194,096	141,878
Total net patents	$265,988	$215,801

Accrued Liabilities.  At March 31, 2010, we have accrued $50,000 related to warranty claims, $44,397 related to sales commissions and $9,948 related to rent normalization, and have included these amounts in accrued liabilities in the accompanying balance sheet at March 31, 2010. At March 31, 2009, we had accrued $50,000 related to warranty claims, $63,300 related to sales commissions and $15,202 related to rent normalization and included these amounts in accrued liabilities in the accompanying balance sheet at March 31, 2009.

Income Taxes.  We account for income taxes under the provisions of ASC Topic 740, “Accounting for Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. ASC 740 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized. During fiscal years 2010 and 2009, we used our tax loss carryforwards to reduce our taxable income. As a result, no provision for income tax is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed (Note 5).

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts.

The cumulative effect of adopting ASC 740 on April 1, 2007 has been recorded net in deferred tax assets, which resulted in no ASC 740 liability on the balance sheet. The total amount of unrecognized tax benefits as of the date of adoption was zero. There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit the Company’s tax returns from fiscal year ended March 31, 2003 through the current period. Our policy is to account for income tax related interest and penalties in income tax expense in the statement of operations. There have been no income tax related interest or penalties assessed or recorded. Because the Company has provided a full valuation allowance on all of its deferred tax assets, the adoption of ASC 740 had no impact on our effective tax rate.

ENCISION INC.

NOTES TO FINANCIAL STATEMENTS

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

Stock-Based Compensation.  Stock-based compensation is presented in accordance with the guidance of ASC Topic 718, “Compensation — Stock Compensation” (“ASC 718”). Under the provisions of ASC 718, companies are required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our statement of operations.

ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the accompanying statement of operations.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our statement of operations for fiscal years 2010 and 2009 included compensation expense for share-based payment awards granted prior to, but not yet vested as of March 31, 2010, based on the grant date fair value. Compensation expense for all share-based payment is recognized using the straight-line, single-option method. As stock-based compensation expense recognized in the accompanying statement of operations for fiscal years 2010 and 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We used the Black-Scholes option-pricing model (“Black-Scholes model”) to determine fair value. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Although the fair value of employee stock options is determined in accordance with ASC 718 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Stock-based compensation expense recognized under ASC 718 for fiscal years 2010 and 2009 was $117,696 and $160,775, respectively, which consisted of stock-based compensation expense related to director and employee stock options.

Stock-based compensation expense related to employee stock options under ASC 718 for fiscal years 2010 and 2009 was allocated as follows:

Years Ended	March 31, 2010	March 31, 2009
Cost of sales	$3,240	$1,882
Sales and marketing	21,872	28,667
General and administrative	74,942	110,443
Research and development	17,642	19,783
Stock-based compensation expense	$117,696	$160,775

Segment Reporting.  We have concluded that we have one operating segment.

Basic and Diluted Income per Common Share.  Net income per share is calculated in accordance with ASC Topic 260, “Earnings Per Share” (“ASC 260”). Under the provisions of ASC 260, basic net income per common share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing the net income for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. The shares used in the calculation of dilutive potential common shares exclude options to purchase shares where the exercise price was greater than the average market price of common shares for fiscal year 2010.

The following table presents the calculation of basic and diluted net income (loss) per share:

Years Ended	March 31, 2010	March 31, 2009
Net income	$264,858	$159,817
Weighted-average shares — basic	6,455,100	6,453,338
Effect of dilutive potential common shares	8,994	—
Weighted-average shares — diluted	6,464,094	6,453,338
Net income per share — basic	$0.04	$0.02
Net income per share — diluted	$0.04	$0.02
Antidilutive employee stock options	561,006	570,000

Recent Accounting Pronouncements.  In June 2009, the Financial Accounting Standards Board (the “FASB”) approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standards, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for

ENCISION INC.

NOTES TO FINANCIAL STATEMENTS

interim or annual periods ending after September 15, 2009, and impacts our financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of the Company’s financial statements or disclosures as a result of implementing the Codification.

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

3. Shareholders’ Equity

Stock Option Plan.  We adopted our 2007 Stock Option Plan (the “Plan,” as summarized below) to promote our and our shareholders’ interests by helping us to attract, retain and motivate our key employees and associates. Under the terms of the Plan, the Board of Directors may grant either “nonqualified” or “incentive” stock options, as defined by the Internal Revenue Code and related regulations. The purchase price of the shares subject to a stock option will be the fair market value of our common stock on the date the stock option is granted. Generally, vesting of stock options occurs such that 20% becomes exercisable on each anniversary of the date of grant for each of the five years following the grant date of such option. Generally, all stock options must be exercised within five years from the date granted. The number of common shares reserved for issuance under the Plan is 700,000 shares of common stock, subject to adjustment for dividend, stock split or other relevant changes in our capitalization.

Under ASC 718, the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of financial information in accordance with ASC 718. The use of a Black-Scholes model requires the use of actual employee exercise behavior data and the use of a number of assumptions including expected volatility, risk-free interest rate and expected dividends. Employee stock options for 265,000 and 200,000 shares of stock were granted during fiscal years 2010 and 2009, respectively.

As of March 31, 2010, $395,000 of total unrecognized compensation costs related to nonvested stock is expected to be recognized over a period of five years. The assumptions for employee stock options are summarized as follows:

Years Ended	March 31, 2010	March 31, 2009
Risk-free interest rate	1.9% to 2.7%	2.6% to 3.3%
Expected life (in years)	5.0	5.0
Expected volatility	47% to 91%	48% to 64%
Expected dividend	0%	0%

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

The total fair value of options granted was computed to be approximately $299,010 and $144,652, for the fiscal years ended March 31, 2010 and 2009, respectively. For disclosure purposes, these amounts are amortized ratably over the vesting periods of the options. Effects of stock-based compensation, net of the effect of forfeitures, totaled $117,696 and $160,775 for fiscal years 2010 and 2009, respectively.

The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the use of assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options. A summary of our stock option activity and related information for each of the fiscal years ended March 31, 2010 and 2009 is as follows:

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT APRIL 1, 2008	425,000	$2.79
Granted	200,000	1.39
Exercised	(8,000)	1.44
Forfeited/expired	(47,000)	2.55
BALANCE AT MARCH 31, 2009	570,000	$2.33
Granted	265,000	1.64
Forfeited/expired	(265,000)	2.89
BALANCE AT MARCH 31, 2010	570,000	$1.74

ENCISION INC.

NOTES TO FINANCIAL STATEMENTS

The following table summarizes information about employee stock options outstanding and exercisable at March 31, 2010:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$1.20 - $1.94	460,000	4.1	$1.51	70,391	$1.45
$2.15 - $2.63	70,000	1.7	$2.37	47,779	$2.45
$3.38 - $3.38	40,000	1.1	$3.38	32,534	$3.38
	570,000	3.6	$1.74	150,704	$2.19

Of the 570,000 options exercisable as of March 31, 2010, 60,000 are nonqualified stock options and 510,000 are incentive stock options. The exercise price of all options granted through March 31, 2010 has been equal to or greater than the fair market value, as determined by our Board of Directors or based upon publicly quoted market values of our common stock on the date of the grant. As of March 31, 2010, options for 205,000 shares of our common stock remain available for grant under the Plan.

4.              Commitments and Contingencies

We currently lease our facilities at 6797 Winchester Circle, Boulder, Colorado under noncancelable lease agreements through July 31, 2014. The minimum future lease payment by fiscal year as of March 31, 2010 is as follows:

Fiscal Year	Amount
2011	247,264
2012	254,629
2013	262,281
2014	270,221
2015	90,966
Total	$1,125,361

Our minimum future equipment lease payments with General Electric Capital Corporation as of March 31, 2010, by fiscal year, are as follows:

Fiscal Year	Amount
2011	101,873
2012	101,873
2013	101,873
2014	8,488
Total	$314,107

Rent expense for our facilities for the fiscal years ended March 31, 2010 and 2009 was $245,925 and $249,691, respectively. Rent expense for our equipment for the fiscal years ended March 31, 2010 and 2009 was $101,873 and $101,873, respectively.

On November 4, 2009, we signed a second amendment to our credit facility agreement with Silicon Valley Bank, effective November 10, 2009. The terms of the credit facility include a line of credit for $2,000,000 for two years at an interest rate calculated at the prime rate plus 1.25%, subject to increase upon a default. Under our original facility, we issued warrants to Silicon Valley Bank to purchase 28,000 shares of our common stock at a per share price of $2.75 and a maturity date of November 10, 2011. As of March 31, 2010, these warrants were still outstanding. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. As of March 31, 2010 and 2009, we had borrowed $350,000 and $190,942, respectively, from the credit facility and, under our eligible receivables and inventory limit, had an additional $1,253,000 available to borrow at March 31, 2010. The credit facility requires us to meet certain financial covenants. At March 31, 2010, we failed to meet the defined minimum profitability financial covenant. On June 3, 2010, we obtained a waiver of this covenant with terms that include defined minimum profitability by July 31, 2010, a loan fee of $2,000 and undetermined documentation fees. Except for failing the defined minimum profitability financial covenant, we met the other financial covenants as of March 31, 2010. The credit facility is secured by all goods, accounts receivable, equipment, inventory, contract rights or rights to payment of money, leases, license agreements, franchise agreements, general intangibles, commercial tort claims, documents, instruments, chattel paper, cash, deposit accounts, fixtures, letters of credit rights, securities, and all other investment property, supporting obligations, and financial assets, whether now owned or hereafter acquired, wherever located.

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine our and their compliance with these regulations. As of March 31, 2010, we believe we were in substantial compliance with all known regulations. FDA inspections are conducted periodically at the discretion of the FDA. We were last inspected in November 2009 and were notified of six potential deficiencies from that inspection, none of which we believe to be material.

Our obligation with respect to employee severance benefits is minimized by the “at will” nature of the employee relationships. Our total obligation as of March 31, 2010 with respect to contingent severance benefit obligations is less than $150,000.

5.              Income Taxes

We account for income taxes under ASC 740, which requires the use of the liability method. ASC 740 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

ENCISION INC.

NOTES TO FINANCIAL STATEMENTS

Income tax provision (benefit) for income taxes is summarized below:

Years Ended	March 31, 2010	March 31, 2009
Current:
Federal	$—	$—
State	—	—
Total current	—	—
Deferred:
Federal	304,000	280,000
State	31,000	29,000
Total deferred	335,000	309,000
Decrease in valuation allowance	(335,000)	(309,000)
Total	$—	$—

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

Years Ended	March 31, 2010	March 31, 2009
Federal statutory rate	$90,000	$54,000
Effect of:
State taxes, net of federal tax benefit	9,000	6,000
Other	60,000	77,000
Valuation allowance	(159,000)	(137000)
Total	$—	$—

The components of the deferred tax asset are as follows:

Years Ended	March 31, 2010	March 31, 2009
Credits and net operating loss carryforwards	$5,360,000	$5,734,000
Other	134,000	95,000
Gross deferred tax assets	5,494,000	5,829,000
Valuation allowance	(5,494,000)	(5,829,000)
Total deferred tax assets	$—	$—

We believe that based on all available evidence, it is more likely than not that the deferred tax assets will not be fully realized. Accordingly, a valuation allowance has been recorded against the deferred tax asset.

As of March 31, 2010, we had approximately $14.5 million of net operating loss carryovers for tax purposes. Additionally, we have approximately $156,000 of research and development tax credits available to offset future federal income taxes. The net operating loss and credit carryovers begin to expire in the fiscal year ended March 31, 2011. In the fiscal years ended March 31, 2011, 2012 and 2013, net operating losses of approximately $1,300,000, $3,000,000 and $3,500,000, respectively, will begin to expire if sufficient taxable income is not available to use them. In fiscal years ended after March 31, 2013, net operating losses expire at various dates through March 31, 2028. Our net operating loss carryovers at March 31, 2010 include $582,000 in income tax deductions related to stock options which will be tax effected and the benefit will be reflected as a credit to additional paid-in capital when realized. As such, these deductions are not reflected in our deferred tax assets. The Internal Revenue Code contains provisions, which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests.

6.              Legal Proceedings

We are involved in a legal proceeding that arose in the normal course of business. This matter is a product liability action. We do not know whether we will prevail in this matter nor can we assure that any remedy could be reached on commercially viable terms, if at all. Based on currently available information, we believe that we have meritorious defense to this action and that the resolution of this cases is not likely to have a material adverse effect on our business, financial position or future results of operations. In accordance with GAAP, we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

7.              Major Customers/Suppliers

We depend on sales that are generated from hospitals’ ongoing usage of AEM surgical instruments. In fiscal year 2010, we generated sales from over 350 hospitals that have changed to AEM products, but no hospital customer contributed more than 4% to the total sales. Approximately 30% of the new hospital accounts in fiscal year 2010 and 50% in fiscal year 2009 were from hospitals affiliated with group purchasing organizations, Novation and Premier, with whom we signed supplier agreements in 2002 with an extension with Novation through January 31, 2012 and a new three year agreement with Premier effective as of June 1, 2008. In fiscal year 2010, we depended upon one vendor for approximately 12% of our purchases.

ENCISION INC.

NOTES TO FINANCIAL STATEMENTS

8.              Defined Contribution Employee Benefit Plan

We have adopted a 401(k) Profit Sharing Plan which covers all full-time employees who have completed at least three months of full-time continuous service and are age eighteen or older. Participants may defer up to 20% of their gross pay up to a maximum limit determined by law. Participants are immediately vested in their contributions. We may make discretionary contributions based on corporate financial results for the fiscal year. To date, we have not made contributions to the 401(k) Profit Sharing Plan. Vesting in a contribution account (our contribution) is based on years of service, with a participant fully vested after five years of credited service.

9.              Related Party Transaction

We paid consulting fees of approximately $60,000 and $58,000 to an entity owned by one of our directors in fiscal years 2010 and 2009, respectively.

We have an employment agreement with Roger C. Odell, an executive officer. In the event that the agreement is terminated, Mr. Odell is entitled, for a period of one year, to receive benefits and severance pay at the rate of his annual salary as of the date of termination, payable in equal monthly amounts. We have accrued a liability of $108,258 and $101,804 at March 31, 2010 and 2009, respectively.

10.       Quarterly Results (Unaudited)

(In thousands, except per share amounts)

Quarter Ended	Mar. 31, 2010	Dec. 31, 2009	Sep. 30, 2009	June 30, 2009	Mar. 31, 2009	Dec. 31, 2008	Sep. 30, 2008	June 30, 2008
Net sales	$3,186	$3,260	$3,216	$3,174	$3,078	$3,271	$3,346	$3,094
Gross profit	$1,881	$2,009	$1,945	$2,032	$1,970	$2,079	$2,052	$1,865
Operating income (loss)	$(94)	$160	$62	$178	$34	$247	$92	$(165)
Net income (loss)	$(94)	$149	$46	$163	$16	$233	$75	$(164)
Net income (loss) per share—basic and diluted	$(0.01)	$0.02	$0.01	$0.03	$0.00	$0.04	$0.01	$(.03)

11.       Subsequent Events

Management evaluated all activity of us and concluded that, except for the events that follow, no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

At March 31, 2010, we failed to meet the defined minimum profitability financial covenant under our credit facility agreement with Silicon Valley Bank. On June 3, 2010, we obtained a waiver of this covenant with terms that include defined minimum profitability by July 31, 2010, a loan fee of $2,000 and undetermined documentation fees.

Effective June 1, 2010, we entered into a purchasing agreement with HealthTrust Purchasing Group, LP, a group purchasing organization that supports nearly 1,400 not-for-profit and for-profit acute care facilities, and ambulatory surgery centers, physician practices, and alternate care sites.

Item 9                        Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9 A (T).  Controls and Procedures.

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment of internal control over financial reporting, management has concluded that, as of March 31, 2010, our internal control over financial reporting was effective.

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

Changes In Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9 B.         Other Information

None

PART III

Item 10.              Directors, Executive Officers and Corporate Governance.

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement for its 2010 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2010.

Item 11.              Executive Compensation.

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement for its 2010 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2010.

Item 12.              Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement for its 2010 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2010.

The following table summarizes certain information regarding our equity compensation plan as of March 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (1)

Equity compensation plans approved by security holders	570,000	$1.74	205,000

Equity compensation plans not approved by security holders	—	—	—
Total	570,000	$1.74	205,000

(1) Shares available under the 2007 Stock Option Plan.

Item 13.              Certain Relationships and Related Transactions, and Director Independence.

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement for its 2010 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2010.

PART IV

Item 15.              Exhibits, Financial Statement Schedules.

(b)  Exhibits - The following exhibits are attached to this report on Form 10-K or are incorporated herein by reference:

3.1	Articles of Incorporation of the Company, as amended. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).
3.2	Bylaws of the Company. (Incorporated by reference from Current Report on Form 8-K filed on October 30, 2007).
4.1	Form of certificate for shares of Common Stock. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).
10.1	Lease Agreement dated June 3, 2004 between Encision Inc. and DaPuzzo Investment Group, LLC (Incorporated by reference from Quarterly Report on Form 10-QSB filed on August 12, 2004).
10.2	Encision Inc. 2007 Stock Option Plan. (Incorporated by reference from Proxy Statement dated June 30, 2007).
10.3	Loan and Security Agreement between Encision Inc. and Silcon Valley Bank (Incorporated by reference from Current Report on Form 8-K filed on November 10, 2006).
10.4*	Manufacturing, Supply and License Agreement dated April 3, 2009 between Encision Inc. and Intuitive Surgical Inc. (Incorporated by reference from Annual Report on Form 10-K filed on June 29, 2009).
23.1	Consent of Independent Registered Public Accounting Firm, Eide Bailly LLP.
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial and Accounting Officer
32.1	Section 906 Certifications

*	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

Item 14.              Principal Accounting Fees and Services.

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement for its 2010 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 4, 2010.	ENCISION INC.

	By:	/s/ Marcia K. McHaffie

Marcia K. McHaffie
Controller
Principal Accounting Officer & Principal Financial Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Marcia K. McHaffie	June 4, 2010
Marcia K. McHaffie
Controller
Principal Accounting Officer & Principal Financial Officer

/s/ Bruce L. Arfmann	June 4, 2010
Bruce L. Arfmann
Director

/s/ Robert H. Fries	June 4, 2010
Robert H. Fries
Director

/s/ Vern D. Kornelsen	June 4, 2010
Vern D. Kornelsen
Director

/s/ Ruediger Naumann-Etienne	June 4, 2010
Ruediger Naumann-Etienne
Director

/s/ John R. Serino	June 4, 2010
John R. Serino
President and CEO
Principal Executive Officer
Director

/s/ David W. Newton	June 4, 2010
David W. Newton
Vice President - Technology
Director

/s/ Roger C. Odell	June 4, 2010
Roger C. Odell
Chairman of the Board and Vice-President — Business Development
Director