Form 10-Q
period 2010-06-30
ENCISION INC
filed 2010-08-11
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐    No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	6,455,100 Shares
(Class)	(outstanding at July 31, 2010)

ENCISION INC.

FORM 10-Q

For the Three Months Ended June 30, 2010

PART I                  FINANCIAL INFORMATION

ITEM 1   –   CONDENSED INTERIM FINANCIAL STATEMENTS

Encision Inc.

Condensed Balance Sheets

(unaudited)

	June 30, 2010	March 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$154,781	$113,735
Accounts receivable, net of allowance for doubtful accounts of $12,000 at June 30, 2010 and $12,500 at March 31, 2010	1,034,488	1,286,075
Inventories, net of reserve for obsolescence of $50,000 at June 30, 2010 and $150,940 at March 31, 2010	2,640,771	2,476,823
Prepaid expenses	95,604	43,581
Total current assets	3,925,644	3,920,214
Equipment, at cost:
Furniture, fixtures and equipment	2,451,601	2,394,028
Customer-site equipment	811,805	778,761
Accumulated depreciation	(2,040,995)	(2,024,448)
Equipment, net	1,222,411	1,148,341
Patents, net of accumulated amortization of $147,424 at June 30, 2010 and $143,909 at March 31, 2010	262,629	265,988
Other assets	31,807	24,268
TOTAL ASSETS	$5,442,491	$5,358,811
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$633,897	$684,102
Accrued compensation	313,581	404,789
Other accrued liabilities	294,118	276,529
Line of credit	650,000	—
Total current liabilities	1,891,596	1,365,420
Long-term liabilities:
Line of credit	—	350,000
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 6,455,100 shares issued and outstanding	19,703,622	19,677,322
Accumulated (deficit)	(16,152,727)	(16,033,931)
Total shareholders’ equity	3,550,895	3,643,391
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,442,491	$5,358,811

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

Three Months Ended	June 30, 2010	June 30, 2009
NET SALES	$2,912,621	$3,173,660
COST OF SALES	1,068,293	1,141,735
GROSS PROFIT	1,844,328	2,031,925
OPERATING EXPENSES:
Sales and marketing	1,185,808	1,198,813
General and administrative	395,907	353,819
Research and development	371,971	300,989
Total operating expenses	1,953,686	1,853,621
OPERATING INCOME (LOSS)	(109,358)	178,304
Interest expense, net	(9,959)	(13,125)
Other income (expense), net	521	(1,869)
Interest and other income (expense), net	(9,438)	(14,994)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(118,796)	163,310
Provision for income taxes	—	—
NET INCOME (LOSS)	$(118,796)	$163,310
Net income (loss) per share—basic and diluted	$(0.02)	$0.03
Weighted average shares—basic and diluted	6,455,100	6,455,100

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Cash Flows

(Unaudited)

Three Months Ended	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net income (loss)	$(118,796)	$163,310
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	63,766	62,850
Stock-based compensation expense related to stock options	26,300	22,869
Stock-based interest expense related to warrants	—	3,127
Provision for doubtful accounts, net	(500)	—
Provision for inventory obsolescence, net	(100,940)	(7,500)
Change in operating assets and liabilities:
Accounts receivable	252,087	28,605
Inventories	(63,008)	52,549
Prepaid expenses and other assets	(59,562)	(69,270)
Accounts payable	(50,205)	(83,594)
Accrued compensation and other accrued liabilities	(73,619)	(101,805)
Net cash provided by (used in) operating activities	(124,477)	71,141
Cash flows from investing activities:
Acquisition of property and equipment	(134,321)	(102,449)
Patent costs	(156)	(11,873)
Net cash (used in) investing activities	(134,477)	(114,322)
Cash flows from financing activities:
Borrowings from credit facility	300,000	84,058
Net cash provided by (used in) financing activities	300,000	84,058
Net increase in cash and cash equivalents	41,046	40,877
Cash and cash equivalents, beginning of period	113,735	84,658
Cash and cash equivalents, end of period	$154,781	$125,535

The accompanying notes to financial statements are an integral part of these condensed statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2010

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

We have an accumulated deficit of $16,152,727 at June 30, 2010. Operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock and, in recent years, by operating profits. Our liquidity position has diminished because of prior years’ operating losses, and we may be required to seek additional capital in the future.

Our strategic marketing and sales plan is designed to expand the use of our products in surgically active hospitals in the United States.

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  The condensed interim financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, filed on June 4, 2010.

The accompanying condensed interim financial statements have been prepared, in all material respects, in conformity with the standards of accounting measurements and reflect, in the opinion of management, all adjustments necessary to summarize fairly the financial position and results of operations for such periods in accordance with GAAP. All adjustments are of a normal recurring nature. The results of operations for the most recent interim period are not necessarily indicative of the results to be expected for the full year.

Use of Estimates in the Preparation of Financial Statements.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expense during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents.  For purposes of reporting cash flows, we consider all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments.  Our financial instruments consist of cash and cash equivalents, short-term trade receivables and payables and a line of credit. The carrying values of cash and cash equivalents and short-term receivables and payables approximate their fair value due to their short maturities.

Concentration of Credit Risk.  Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents, accounts receivable, accounts payable and a line of credit. The carrying value of all financial instruments approximates fair value. The amount of cash on deposit with financial institutions does not exceed the $250,000 federally insured limit at June 30, 2010. However, we believe that in the event that cash on deposit exceeds $250,000, the financial institutions are financially sound and the risk of loss is minimal.

We have no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. We maintain the majority of our cash balances with one financial institution in the form of demand deposits.

Accounts receivable are typically unsecured and are derived from transactions with and from entities in the healthcare industry primarily located in the United States. Accordingly, we may be exposed to credit risk generally associated with the healthcare industry. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The net accounts receivable balance at June 30, 2010 of $1,034,488 included no more than 5% from any one customer. The net accounts receivable balance at March 31, 2010 of $1,286,075 included no more than 4% from any one customer.

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

Inventories.  Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At June 30, 2010 and March 31, 2010, inventory consisted of the following:

	June 30, 2010	March 31, 2010
Raw materials	$1,492,076	$1,518,737
Finished goods	1,198,695	1,109,026
Total gross inventories	2,690,771	2,627,763
Less reserve for obsolescence	(50,000)	(150,940)
Total net inventories	$2,640,771	$2,476,823

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

Income Taxes.  We account for income taxes under the provisions of Accounting Standards Codification Topic 740, “Accounting for Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. ASC 740 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized. As a result, no provision for income tax is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. Should we achieve sufficient, sustained income in the future, we may conclude that more or all of the valuation allowance should be reversed. We are required to make many subjective assumptions and judgments regarding our income tax exposures. At June 30, 2010, we had no unrecognized tax benefits which would affect the effective tax rate if recognized and had no accrued interest or penalties related to uncertain tax positions.

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

Stock-based compensation expense recognized under ASC 718 for the three months ended June 30, 2010 and 2009 was $26,300 and $22,869, respectively, which consisted of stock-based compensation expense related to grants of employee stock options.

Segment Reporting.  We have concluded that we have one operating segment.

Recently Accounting Pronouncements.  We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

Note 3.   BASIC AND DILUTED INCOME AND LOSS PER COMMON SHARE

We report both basic and diluted net income (loss) per share. Basic net income or loss per common share is computed by dividing net income or loss for the period by the weighted average number of common shares outstanding for the period. Diluted net income or loss per common share is computed by dividing the net income or loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. The shares used in the calculation of dilutive potential common shares exclude options to purchase shares where the exercise price was greater than the average market price of common shares for the period. We had a net loss for the three months ended June 30, 2010, and accordingly, any outstanding common share equivalents would be anti-dilutive.

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended
	June 30, 2010	June 30, 2009
Net income (loss)	$(118,796)	$163,310
Weighted-average shares — basic	6,455,100	6,455,100
Effect of dilutive potential common shares	—	—
Weighted-average shares — diluted	6,455,100	6,455,100
Net income (loss) per share — basic	$(0.02)	$0.03
Net income (loss) per share — diluted	$(0.02)	$0.03
Antidilutive employee stock options	570,000	580,000

Note 4.   COMMITMENTS AND CONTINGENCIES

We currently lease our facilities at 6797 Winchester Circle, Boulder, Colorado under noncancelable lease agreements through July 31, 2014. The minimum future lease payment, by fiscal year, as of June 30, 2010 is as follows:

Fiscal Year	Amount
2011(nine months remaining)	185,448
2012	254,629
2013	262,281
2014	270,221
2015	90,966
Total	$1,063,545

Our minimum future equipment lease payments with General Electric Capital Corporation as of June 30, 2010, by fiscal year, are as follows:

Fiscal Year	Amount
2011(nine months remaining)	76,405
2012	101,873
2013	101,873
2014	8,488
Total	$288,639

On November 4, 2009, we signed a second amendment to our credit facility agreement with Silicon Valley Bank, effective November 10, 2009. The terms of the credit facility include a line of credit for $2,000,000 for two years at an interest rate calculated at the prime rate plus 1.25%, subject to increase upon a default. The credit facility is secured by any and all of our properties, rights and assets. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. The credit facility requires us to meet certain financial covenants. In June 2010, we failed to meet the minimum defined quick debt ratio covenant. As a result, the lender may impose a monthly maintenance fee, requires additional financial reporting and restricts our borrowings to the beginning of each week instead of when needed. Also, as of July 31, 2010, we failed to meet our financial covenant regarding net income. Silicon Valley Bank may have the right to certain remedies upon our failure to meet our financial covenant, including an increase to the interest rate.As of June 30, 2010, we had borrowed $650,000 from the credit facility and, under our eligible receivables and inventory limit, had an additional $747,000 available to borrow.

Aside from the operating leases and credit facility commitments, we do not have any material contractual commitments requiring settlement in the future.

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine compliance with these regulations. We believe that we were in substantial compliance with all known regulations as of June 30, 2010. FDA inspections are conducted periodically at the discretion of the FDA. Our latest inspection by the FDA occurred in November 2009.

Note 5.   SHARE-BASED COMPENSATION

The provisions of FASB Accounting Standards Codification (ASC) 718-10-55 requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options, based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases for the three months ended June 30, 2010 and 2009, which was allocated as follows:

	Three Months Ended
	June 30, 2010	June 30, 2009
Cost of sales	$823	$810
Sales and marketing	3,268	4,857
General and administrative	18,487	13,026
Research and development	3,722	4,176
Stock-based compensation expense	$26,300	$22,869

The Black-Scholes model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk-free interest rate and expected dividends. No stock options were granted during the three months ended June 30, 2010.

As of June 30, 2010, $369,000 of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over a period of five years.

Note 6.   RELATED PARTY TRANSACTION

We paid consulting fees of $17,110 and $18,520 to an entity owned by one of our directors during the three months ended June 30, 2010 and 2009, respectively.

Note 7.   SUBSEQUENT EVENTS

We evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosed in the notes to our financial statements.

ITEM 2   -   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this section on Management’s Discussion and Analysis are not historical facts, including statements about our strategies and expectations with respect to new and existing products, market demand, acceptance of new and existing products, marketing efforts, technologies and opportunities, market and industry segment growth, and return on investments in products and markets. These statements are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward looking statements. All forward looking statements in this section on Management’s Discussion and Analysis are based on information available to us on the date of this document, and we assume no obligation to update such forward looking statements. Readers of this Form 10-Q are strongly encouraged to review the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended March 31, 2010.

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

We also have supplier agreements with Novation and Premier, two of the largest Group Purchasing Organizations (GPOs) in the United States. Together, Novation and Premier represent over 3,000 hospitals which perform over 50% of all surgery in the U.S. We believe that these GPO supplier agreements give further indication that AEM technology is gaining broader acceptance in the market. We believe that having the nation’s leading medical purchasing groups recognize the value of our technology reflects the potential impact that AEM products can have in the market and in advancing patient safety in surgery nationwide. These agreements do not involve purchase commitments, but we expect these relationships to expand the market visibility of AEM technology and to ease the procurement process for new hospital customers.

We have focused our marketing strategies to date on expanding the market awareness of the AEM technology and our broad independent endorsements and have continued efforts to improve and expand the AEM product line. Accordingly, we are currently focusing on updating our accepted AEM instruments to include ergonomics and user functionalities for which surgeons have been expressing a preference. We plan to introduce new additions to the AEM product line in fiscal year 2011.

When a hospital changes to AEM technology, we receive recurring sales from sales of replacement instruments. We believe that there is no directly competing technology to supplant AEM products once a hospital switches to our products. The replacement market of reusable and disposable AEM products in hospitals that use our AEM technology represented over 90% of our sales during the three months ended June 30, 2010. This sales stream is expected to grow as the base of hospitals that switch to AEM technology continues to grow. In addition, we intend to develop disposable versions of more of our AEM products in order to meet market demands and expand our sales opportunities.

We have an accumulated deficit of $16,152,727 at June 30, 2010. Operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock and, in recent years, by operating profits. Our liquidity has diminished because of prior years’ operating losses, and we may be required to seek additional capital in the future.

During the three months ended June 30, 2010, we used $168,181 of cash from our operations and used $90,617 for investments in equipment. As of June 30, 2010, we had $154,781 in cash and cash equivalents available to fund future operations, an increase of $41,046 from March 31, 2010. As of June 30, 2010, we borrowed $650,000 from our $2,000,000 amended credit facility, an increase of $300,000 from March 31, 2010. Our working capital was $2,684,048 at June 30, 2010 compared to $2,554,794 at March 31, 2010.

Historical Perspective

We were organized in 1991 and spent several years developing the AEM monitoring system and protective sheaths to adapt to conventional electrosurgical instruments. During this period, we conducted product trials and applied for patents with the United States Patent Office and international patent agencies. Patents were issued to us in 1994, 1996, 1997, 1998, 2002 and 2009.

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

The launch of an expanded line of AEM instruments was accomplished over the past four years. We are now turning our focus to developing next generation versions of our AEM instruments to better meet market demands, particularly the demand for improved ergonomics and simplified user functionalities. This strategy coincides with the independent endorsements of our AEM technology and the recommendations from the malpractice insurance and medicolegal communities.

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

We believe that the unique performance of the AEM technology and our breadth of independent endorsements provide an opportunity for continued market share growth. In our view, market awareness and awareness of the clinical credibility of the AEM technology, as well as awareness of our endorsements, are continually improving, and we expect this awareness to benefit our sales efforts for the remainder of fiscal year 2011. Our objectives in the remainder of fiscal year 2011 are to maintain expense controls while optimizing sales execution in the field, to expand market awareness of the AEM technology and to maximize the number of additional hospital accounts switching to AEM instruments while retaining existing hospital customers. In addition, acceptance of AEM products depends on surgeons’ preference for our instruments, which depends on factors such as ergonomics and ease of use in addition to the technological advantage of AEM products. If surgeons prefer other instruments to our instruments, our business results will suffer.

Possibility of Operating Losses:  We have an accumulated deficit of $16,152,727 at June 30, 2010. Operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock and, in recent years, by operating profits. Our liquidity has diminished because of prior years’ operating losses, and we may be required to seek additional capital in the future. We have made strides toward improving our operating results but due to the ongoing need to develop, optimize and train our direct sales managers and the independent sales representative network, the need to support the development of refinements to our product line, and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to raise additional capital.

Sales Growth:  Our sales growth has decreased from weakness in the medical device industry as a result of a decrease in the number of laparoscopic procedures. We expect to generate increased sales in the U.S. from sales to new hospital customers and from expanded sales in existing hospitals as the medical device industry stabilizes and our network of direct and independent sales representatives becomes more efficient. We believe that the visibility and credibility of the independent clinical endorsements for AEM technology will contribute to new hospital accounts and increase sales in fiscal year 2011. We also expect that supplier agreements with Novation and Premier, which together represent over 3,000 U.S. hospitals, will expose more hospitals to the benefits of AEM technology and may stimulate new hospital accounts. During the three months ended June 30, 2010, we signed an agreement with HealthTrust Purchasing Group, LP, a group purchasing organization. Also, during the three months ended June 30, 2010, we signed agreements with distributors in the United Kingdom, Ireland and Austria. We also expect to increase market share through promotional programs of placing our AEM monitors at no charge into hospitals that commit to standardize AEM instruments. However, all of these efforts to increase market share and grow sales will depend in part on our ability to expand the efficiency and effective coverage range of our direct and independent sales representatives.

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

Manufacturing Equipment:  As sales increase, we expect to increase gross profit and gross margins by manufacturing our scissor inserts internally. We began manufacturing our scissor inserts in the third quarter of fiscal year 2009.

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

Results of Operations

For the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

Net sales.  Net sales for the quarter ended June 30, 2010 were $2,912,621 compared to $3,173,660 for the quarter ended June 30, 2009, a decrease of 8%. The decrease is attributable to weakness in the medical device industry and by business lost from hospitals that previously changed to AEM technology. This was partially offset by addition of new hospital accounts. We opened two new hospital accounts for AEM technology in the three months ended June 30, 2010 versus six new hospital accounts for AEM technology in the three months ended June 30, 2009. We have added sales employees in an effort to capitalize on identified market opportunities. It will take a number of months before new sales employees generate new hospital accounts, but we expect that these new accounts will provide additional recurring sales.

Gross profit.  Gross profit for the quarter ended June 30, 2010 of $1,844,328 represented a decrease of 9% from gross profit of $2,031,925 for the quarter ended June 30, 2009. Gross profit as a percentage of sales (gross margins) decreased from 64% for the quarter ended June 30, 2009 to 63.3% for the quarter ended June 30, 2010. The gross profit margin decrease from the first quarter of fiscal year 2009 was due to decreased sales that resulted in higher overhead costs per unit of sales.

Sales and marketing expenses.  Sales and marketing expenses of $1,185,808 for the quarter ended June 30, 2010 represented a decrease of 1% from sales and marketing expenses of $1,198,813 for the quarter ended June 30, 2009. The decrease was a result of decreased commissions for independent sales representatives. The decrease in such costs was partially offset by increased recruiting costs, increased travel and outside service costs.

General and administrative expenses.  General and administrative expenses of $395,907 for the quarter ended June 30, 2010 represented an increase of 12% from general and administrative expenses of $353,819 for the quarter ended June 30, 2009. The increase was the result of an increase in outside service expense.

Research and development expenses.  Research and development expenses of $371,971 for the quarter ended June 30, 2010 represented an increase of 24% compared to $300,989 for the quarter ended June 30, 2009. The increase was the result of an increase in temporary help expense and outside services for the development of future new products. The increase in such costs was partially offset by decreased compensation and test materials.

Net loss.  Net loss was $118,796 for the quarter ended June 30, 2010 compared to net income of $163,310 for the quarter ended June 30, 2009. The net income decrease was a result of a decrease in sales, gross profit and increased operating expenses, as discussed above.

The results of operations for the three months ended June 30, 2010 should not be taken as an indication of the results of operations for all or any part of the balance of the fiscal year.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock and, in recent years, by operating profits. To date, operating funds totaled $19,703,622 from our inception through June 30, 2010.

On November 4, 2009, we signed a second amendment to our credit facility agreement with Silicon Valley Bank, effective November 10, 2009. The terms of the credit facility include a line of credit for $2,000,000 for two years at an interest rate calculated at prime rate plus 1.25%, subject to increase upon a default. The credit facility is secured by any and all of our properties, rights and assets. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. The credit facility requires us to meet certain financial covenants. In June 2010, we failed to meet the minimum defined quick debt ratio covenant. As a result, the lender may impose a monthly maintenance fee, requires additional financial reporting and restricts our borrowings to the beginning of each week instead of when needed. Also, as of July 31, 2010, we failed to meet our financial covenant regarding net income. Silicon Valley Bank may have the right to certain remedies upon our failure to meet our financial covenant, including an increase to the interest rate.As of June 30, 2010, we had borrowed $650,000 from the credit facility and, under our eligible receivables and inventory limit, had an additional $747,000 available to borrow.

Our operations used $124,477 of cash during the three months ended June 30, 2010 on net sales of $2,912,621. Cash was used principally by net loss and inventory increase and adjustment. Cash used was partially offset by cash provided by accounts receivables. The amounts of cash provided by and used in operations for the three months ended June 30, 2010 are not indicative of the expected amounts of cash to be generated from or used in operations in fiscal year 2011. During the three months ended June 30, 2010, we invested $134,321 in the acquisition of property and equipment. As of June 30, 2010, we had $154,781 in cash and cash equivalents available to fund future operations and had borrowed $650,000 from our credit facility. Working capital was $2,034,048 at June 30, 2010 compared to $2,554,794 at March 31, 2010. Current liabilities were $1,891,596 at June 30, 2010, compared to $1,365,420 at March 31, 2010. The increase in current liabilities at June 30, 2010 was caused, principally, by classifying our line of credit from a long-term liability to a current liability. The increase in current liabilities was partially offset by reducing accounts payable and accrued compensation.

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

We currently lease our facilities at 6797 Winchester Circle, Boulder, Colorado under noncancelable lease agreements through July 31, 2014. The minimum future lease payment by fiscal year as of June 30, 2010 is as follows:

Fiscal Year	Amount
2011(nine months remaining)	185,448
2012	254,629
2013	262,281
2014	270,221
2015	90,966
Total	$1,063,545

Our minimum future equipment lease payments with General Electric Capital Corporation as of June 30, 2010, by fiscal year, are as follows:

Fiscal Year	Amount
2011(nine months remaining)	76,405
2012	101,873
2013	101,873
2014	8,488
Total	$288,639

As of June 30, 2010, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Line of credit obligations	$650,000	$—	$650,000	$—	$—
Operating lease obligations	1,352,184	350,939	707,613	293,632	—
Total	$2,002,184	$350,939	$1,357,613	$293,632	$—

Aside from the operating leases and credit facility commitments, we do not have any material contractual commitments requiring settlement in the future.

Our fiscal year 2011 operating plan is focused on increasing new hospital accounts, retaining existing hospital customers, growing sales, increasing gross profits and conserving cash. We are investing in research and development efforts to develop next generation versions of the AEM product line. We have invested in manufacturing property and equipment to manufacture disposable scissors inserts internally and reduce our cost of sales. We cannot predict with certainty the expected sales, gross profit, net income or loss and usage of cash and cash equivalents for fiscal year 2011. However, we believe that our cash resources and credit facility will be sufficient to fund our operations for at least the next twelve months. If we are unable to manage our business operations in line with budget expectations, it could have a material adverse effect on our business viability, financial position, results of operations and cash flows. If we are not successful in continuing profitability and positive cash flow, additional capital may be required to maintain ongoing operations.

Income Taxes

As of March 31, 2010, net operating loss carryforwards totaling approximately $14.5 million are available to reduce taxable income in the future. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the fiscal year ending March 31, 2011. We have not paid income taxes since our inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including changes in ownership interests. We have established a valuation allowance for the entire amount of our deferred tax asset since inception due to our history of losses. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. If some or all of the valuation allowance were reversed, then, to the extent of the reversal, a tax benefit would be recognized which would result in an increase to income.

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

Subsequent Event

Under our credit facility agreement with Silicon Valley Bank, we are required to meet certain financial covenants. As of July 31, 2010, we failed to meet our financial covenant regarding net income. Silicon Valley Bank may have the right to certain remedies upon our failure to meet our financial covenant, including an increase to the interest rate.

ITEM 4   –   CONTROLS AND PROCEDURES

(a)  We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Principal Accounting and Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.

(b)  During the quarter ended June 30, 2010, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.               OTHER INFORMATION

ITEM 6                 EXHIBITS

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

3.1            Articles of Incorporation of the Company, as amended (incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).

3.2            Bylaws of the Company (incorporated by reference from Current Report on Form 8-K dated October 30, 2009).

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

Encision Inc.

August 11, 2010	/s/ Marcia McHaffie
Date	Marcia McHaffie
Controller
Principal Accounting Officer &
Principal Financial Officer