Form 10-Q
period 2010-09-30
ENCISION INC
filed 2010-10-28
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	6,455,100 Shares
(Class)	(outstanding at October 31, 2010)

ENCISION INC.

FORM 10-Q

For the Three Months Ended September 30, 2010

PART I                  FINANCIAL INFORMATION

ITEM 1  -  CONDENSED INTERIM FINANCIAL STATEMENTS

Encision Inc.

Condensed Balance Sheets

(unaudited)

	September 30, 2010	March 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$155,027	$113,735
Accounts receivable, net of allowance for doubtful accounts of $16,000 at September 30, 2010 and $12,500 at March 31, 2010	958,163	1,286,075
Inventories, net of reserve for obsolescence of $70,000 at September 30, 2010 and $150,940 at March 31, 2010	2,531,460	2,476,823
Prepaid expenses	70,228	43,581
Total current assets	3,714,878	3,920,214
Equipment, at cost:
Furniture, fixtures and equipment	2,459,960	2,394,028
Customer-site equipment	814,435	778,761
Accumulated depreciation	(2,104,961)	(2,024,448)
Equipment, net	1,169,434	1,148,341
Patents, net of accumulated amortization of $150,940 at September 30, 2010 and $143,909 at March 31, 2010	262,778	265,988
Other assets	18,946	24,268
TOTAL ASSETS	$5,166,036	$5,358,811
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$516,692	$684,102
Accrued compensation	343,555	404,789
Other accrued liabilities	292,639	276,529
Total current liabilities	1,152,886	1,365,420
Long-term liabilities:
Line of credit	581,263	350,000
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 6,455,100 shares issued and outstanding	19,729,982	19,677,322
Accumulated (deficit)	(16,298,095)	(16,033,931)
Total shareholders’ equity	3,431,887	3,643,391
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,166,036	$5,358,811

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

Three Months Ended	September 30, 2010	September 30, 2009
NET SALES	$2,865,799	$3,215,610
COST OF SALES	1,031,576	1,270,592
GROSS PROFIT	1,834,223	1,945,018
OPERATING EXPENSES:
Sales and marketing	1,075,664	1,235,087
General and administrative	396,968	343,243
Research and development	494,578	304,853
Total operating expenses	1,967,210	1,883,183
OPERATING INCOME (LOSS)	(132,987)	61,835
Interest expense, net	(12,824)	(11,688)
Other income (expense), net	443	(3,702)
Interest and other income (expense), net	(12,381)	(15,390)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(145,368)	46,445
Provision for income taxes	—	—
NET INCOME (LOSS)	$(145,368)	$46,445
Net income (loss) per share—basic and diluted	$(0.02)	$0.01
Weighted average shares—basic and diluted	6,455,100	6,455,100

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

Six Months Ended	September 30, 2010	September 30, 2009
NET SALES	$5,778,420	$6,389,270
COST OF SALES	2,099,869	2,412,327
GROSS PROFIT	3,678,551	3,976,943
OPERATING EXPENSES:
Sales and marketing	2,261,471	2,433,900
General and administrative	792,876	697,063
Research and development	866,549	605,842
Total operating expenses	3,920,896	3,736,805
OPERATING INCOME (LOSS)	(242,345)	240,138
Interest expense, net	(22,783)	(24,813)
Other income (expense), net	964	(5,570)
Interest and other income (expense), net	(21,819)	(30,383)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(264,164)	209,755
Provision for income taxes	—	—
NET INCOME (LOSS)	$(264,164)	$209,755
Net income (loss) per share—basic and diluted	$(0.04)	$0.03
Weighted average shares—basic and diluted	6,455,100	6,455,100

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Cash Flows

(Unaudited)

Six Months Ended	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net income (loss)	$(264,164)	$209,755
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	131,248	125,841
Stock-based compensation expense related to stock options	52,660	46,772
Stock-based interest expense related to warrants	—	3,127
Provision for doubtful accounts, net	3,500	4,000
Provision for inventory obsolescence, net	(80,940)	(7,500)
Change in operating assets and liabilities:
Accounts receivable	324,412	21,907
Inventories	26,303	84,387
Prepaid expenses and other assets	(21,325)	(28,066)
Accounts payable	(167,410)	(83,362)
Accrued compensation and other accrued liabilities	(45,124)	(49,039)
Net cash provided by (used in) operating activities	(40,840)	327,822
Cash flows from investing activities:
Acquisition of property and equipment	(145,310)	(210,401)
Patent costs	(3,821)	(56,227)
Net cash (used in) investing activities	(149,131)	(266,628)
Cash flows from financing activities:
Borrowings from credit facility	231,263	34,058
Net cash provided by (used in) financing activities	231,263	34,058
Net increase in cash and cash equivalents	41,292	95,252
Cash and cash equivalents, beginning of period	113,735	84,658
Cash and cash equivalents, end of period	$155,027	$179,910

The accompanying notes to financial statements are an integral part of these condensed statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

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

We have an accumulated deficit of $16,298,095 at September 30, 2010. Operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock and, in recent years, by operating profits. Our liquidity position has diminished because of prior years’ operating losses, and we may be required to seek additional capital in the future.

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

Fair Value of Financial Instruments.  Our financial instruments consist of cash and cash equivalents, short-term trade receivables and payables and a line of credit. The carrying values of cash and cash equivalents, short-term trade receivables and payables approximate their fair value due to their short maturities. The interest rate associated with the line of credit is variable and based upon fluctuations of the prime rate, thus the carrying value approximates fair value.

Concentration of Credit Risk.  Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents, accounts receivable, accounts payable and a line of credit. The carrying value of all financial instruments approximates fair value. The amount of cash on deposit with financial institutions does not exceed the $250,000 federally insured limit at September 30, 2010. However, we believe that in the event that cash on deposit exceeds $250,000, the financial institutions are financially sound and the risk of loss is minimal.

We have no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. We maintain the majority of our cash balances with one financial institution in the form of demand deposits.

Accounts receivable are typically unsecured and are derived from transactions with and from entities in the healthcare industry primarily located in the United States. Accordingly, we may be exposed to credit risk generally associated with the healthcare industry. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The net accounts receivable balance at September 30, 2010 of $958,163 included no more than 4% from any one customer. The net accounts receivable balance at March 31, 2010 of $1,286,075 included no more than 4% from any one customer.

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

Inventories.  Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At September 30, 2010 and March 31, 2010, inventory consisted of the following:

	September 30, 2010	March 31, 2010
Raw materials	$1,684,400	$1,518,737
Finished goods	917,060	1,109,026
Total gross inventories	2,601,460	2,627,763
Less reserve for obsolescence	(70,000)	(150,940)
Total net inventories	$2,531,460	$2,476,823

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

Income Taxes.  We account for income taxes under the provisions of Accounting Standards Codification Topic 740, “Accounting for Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. ASC 740 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized. As a result, no provision for income tax is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. We are required to make many subjective assumptions and judgments regarding our income tax exposures. At September 30, 2010, we had no unrecognized tax benefits which would affect the effective tax rate if recognized and had no accrued interest or penalties related to uncertain tax positions.

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

Stock-based compensation expense recognized under ASC 718 for the three and six months ended September 30, 2010 was $26,360 and $52,660, respectively, and for the three and six months ended September 30, 2009 was $23,903 and $46,772, respectively, which consisted of stock-based compensation expense related to grants of employee stock options.

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

Note 3.   BASIC AND DILUTED INCOME AND LOSS PER COMMON SHARE

We report both basic and diluted net income (loss) per share. Basic net income or loss per common share is computed by dividing net income or loss for the period by the weighted average number of common shares outstanding for the period. Diluted net income or loss per common share is computed by dividing the net income or loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. The shares used in the calculation of dilutive potential common shares exclude options to purchase shares where the exercise price was greater than the average market price of common shares for the period. We had a net loss for the three and six months ended September 30, 2010, and accordingly, any outstanding common share equivalents would be anti-dilutive.

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Net income (loss)	$(145,368)	$46,445	$(264,164)	$209,755
Weighted-average shares — basic	6,455,100	6,455,100	6,455,100	6,455,100
Effect of dilutive potential common shares	—	—	—	—
Weighted-average shares — diluted	6,455,100	6,455,100	6,455,100	6,455,100
Net income (loss) per share — basic and diluted	$(0.02)	$0.01	$(0.04)	$0.03
Antidilutive employee stock options	535,000	590,000	535,000	590,000

Note 4.   COMMITMENTS AND CONTINGENCIES

We currently lease our facilities at 6797 Winchester Circle, Boulder, Colorado under noncancelable lease agreements through July 31, 2014. The minimum future lease payment, by fiscal year, as of September 30, 2010 is as follows:

Fiscal Year	Amount
2011(six months remaining)	123,633
2012	254,629
2013	262,281
2014	270,221
2015	90,966
Total	$1,001,730

Our minimum future equipment lease payments with General Electric Capital Corporation as of September 30, 2010, by fiscal year, are as follows:

Fiscal Year	Amount
2011(six months remaining)	50,937
2012	101,873
2013	101,873
2014	8,488
Total	$263,171

On November 4, 2009, we signed a second amendment to our credit facility agreement with Silicon Valley Bank (“Silicon”), effective November 10, 2009. The terms of the credit facility include a line of credit for $2,000,000 for two years at an interest rate calculated at Silicon’s prime rate, which was 4% at September 30, 2010, plus 1.25%, subject to increase upon a default. The credit facility is secured by any and all of our properties, rights and assets. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. The credit facility requires us to meet certain financial covenants. As of June 30, 2010, we failed to meet the minimum defined quick debt ratio covenant. As a result, Silicon requires additional financial reporting and restricts our borrowings to the beginning of each week instead of when needed. Also, as of July 31, 2010, we failed to meet our financial covenant regarding net income. On September 30, 2010, we entered into an amendment to our credit facility agreement with Silicon, pursuant to which our interest rate increases to Silicon’s prime rate plus 2.5% during such time as we fail to meet the minimum defined quick debt ratio covenant, at which time our interest rate will return to Silicon’s prime rate plus 1.25%. In connection with the amendment we paid Silicon a one-time fee of $2,500. As of September 30, 2010, we had borrowed $581,263 from the credit facility and, under our eligible receivables and inventory limit, had an additional $765,000 available to borrow.

Aside from the operating leases and credit facility commitments, we do not have any material contractual commitments requiring settlement in the future.

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine compliance with these regulations. We believe that we were in substantial compliance with all known regulations as of September 30, 2010. FDA inspections are conducted periodically at the discretion of the FDA. Our latest inspection by the FDA occurred in November 2009.

Note 5.   SHARE-BASED COMPENSATION

The provisions of FASB Accounting Standards Codification (ASC) 718-10-55 requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options, based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases for the three and six months ended September 30, 2010 and 2009, which was allocated as follows:

	Three Months Ended		Six Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Cost of sales	$823	$810	$1,646	$1,620
Sales and marketing	3,268	5,891	6,536	10,748
General and administrative	18,547	13,026	37,034	26,052
Research and development	3,722	4,176	7,444	8,352
Stock-based compensation expense	$26,360	$23,903	$52,660	$46,772

The Black-Scholes model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk-free interest rate and expected dividends. No stock options were granted during the three and six months ended September 30, 2010.

As of September 30, 2010, $343,000 of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over a period of five years.

Note 6.   RELATED PARTY TRANSACTION

We paid consulting fees of $15,274 and $32,384 to an entity owned by one of our directors during the three and six months ended September 30, 2010, respectively, and $14,420 and $29,190 during the three and six months ended September 30, 2009, respectively.

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

AEM technology has been recommended and endorsed by sources from various groups involved in MIS. Numerous surgeons, nurses, biomedical engineers, members of the medicolegal community, malpractice insurance carriers and electrosurgical device manufacturers advocate the use of AEM technology. Recommendations from the malpractice insurance and medicolegal communities complement the broad clinical endorsements AEM technology has garnered over the past few years.

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

When a hospital changes to AEM technology, we receive recurring sales from sales of replacement instruments. We believe that there is no directly competing technology to supplant AEM products once a hospital switches to our products. The replacement market of reusable and disposable AEM products in hospitals that use our AEM technology represented over 90% of our sales during the three and six months ended September 30, 2010. This sales stream is expected to grow as the base of hospitals that switch to AEM technology continues to grow. In addition, we intend to develop disposable versions of more of our AEM products in order to meet market demands and expand our sales opportunities.

We have an accumulated deficit of $16,298,095 at September 30, 2010. Operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock and, in recent years, by operating profits. Our liquidity position has diminished because of prior years’ operating losses, and we may be required to seek additional capital in the future.

During the six months ended September 30, 2010, we used $40,840 of cash from our operations and used $145,310 of cash for investments in equipment. As of September 30, 2010, we had $155,027 in cash and cash equivalents available to fund future operations, an increase of $41,292 from March 31, 2010. As of September 30, 2010, we borrowed $581,263 from our $2,000,000 amended credit facility, an increase of $231,263 from March 31, 2010. Our working capital was $2,561,992 at September 30, 2010 compared to $2,554,794 at March 31, 2010.

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

Outlook

Installed Base of AEM Monitoring Equipment:  We believe that sales of our installed base of AEM monitors will increase sales as the inherent risks associated with monopolar laparoscopic electrosurgery become more widely acknowledged and as we focus on increasing our sales efficiency. We expect that the replacement sales of electrosurgical instruments and accessories will also increase, provided that the number of additional hospitals adopting AEM technology exceeds the number of hospitals discontinuing their use of AEM technology. We anticipate that the efforts to improve the quality of sales representatives carrying the AEM product line, along with the introduction of next generation products, may provide the basis for increased sales and profitable operations. However, these measures, or any others that we may adopt, may not result in either increased sales or profitable operations. Furthermore, most of our next generation products are in the early stages of development.

We believe that the unique performance of the AEM technology and our breadth of independent endorsements provide an opportunity for continued market share growth. We believe market awareness and awareness of the clinical credibility of the AEM technology, as well as awareness of our endorsements, are continually improving, and we expect this awareness to benefit our sales efforts for the remainder of fiscal year 2011. Our objectives in the remainder of fiscal year 2011 are to maintain expense controls while optimizing sales execution in the field, to expand market awareness of the AEM technology and to maximize the number of additional hospital accounts switching to AEM instruments while retaining existing hospital customers. In addition, acceptance of AEM products depends on surgeons’ preference for our instruments, which depends on factors such as ergonomics and ease of use in addition to the technological advantage of AEM products. If surgeons prefer other instruments to our instruments, our business results will suffer.

Possibility of Operating Losses:  We have an accumulated deficit of $16,298,095 at September 30, 2010. Operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock and, in recent years, by operating profits. Our liquidity position has diminished because of prior years’ operating losses, and we may be required to seek additional capital in the future. We have made strides toward improving our operating results but due to the ongoing need to develop, optimize and train our direct sales managers and the independent sales representative network, the need to support the development of refinements to our product line, and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to raise additional capital.

Sales Growth:  Our sales growth has decreased from weakness in the medical device industry as a result of a decrease in the number of laparoscopic procedures. We expect to generate increased sales in the U.S. from sales to new hospital customers and from expanded sales in existing hospitals as the medical device industry stabilizes and our network of direct and independent sales representatives becomes more efficient. We believe that the visibility and credibility of the independent clinical endorsements for AEM technology will contribute to new hospital accounts in fiscal year 2011. We also expect that supplier agreements with Novation and Premier, which together represent over 3,000 U.S. hospitals, will expose more hospitals to the benefits of AEM technology and may stimulate new hospital accounts. In the first quarter of our fiscal year 2011, we signed an agreement with HealthTrust Purchasing Group, LP, a group purchasing organization. Also, in the first quarter of our fiscal year 2011, we signed agreements with distributors in the United Kingdom, Ireland and Austria. We also expect to increase market share through promotional programs in which we place our AEM monitors at no charge into hospitals that commit to standardize AEM instruments. However, all of these efforts to increase market share and grow sales will depend in part on our ability to expand the efficiency and effective coverage range of our direct and independent sales representatives.

We also have longer term initiatives in place to improve our prospects.  We expect that development of next generation versions of our AEM products will better position our products in the marketplace and improve our retention rate at hospitals that have changed to AEM technology, enabling us to grow our sales. We may also continue to explore overseas markets to assess opportunities for sales growth internationally. Finally, we intend to explore opportunities to capitalize on our proven AEM technology via licensing arrangements and strategic alliances. These efforts to generate additional sales and further the market penetration of our products are longer term in nature and may not materialize. Even if we are able to successfully develop next generation products or identify potential international markets or strategic partners, we may not be able to capitalize on these opportunities.

Gross Profit and Gross Margins:  Gross profit and gross margins can be expected to fluctuate from quarter to quarter as a result of product sales mix and sales volume. Gross margins on products manufactured or assembled by us are expected to improve at higher levels of production and sales.

Manufacturing Equipment:  As sales increase, we expect to increase gross profit and gross margins by manufacturing our scissor inserts internally. We began manufacturing our scissor inserts in the third quarter of fiscal year 2009. Recently, we added a controlled environment room for product packaging that resulted in packaging cost savings.

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

Results of Operations

For the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Net sales.  Net sales for the quarter ended September 30, 2010 were $2,865,799 compared to $3,215,610 for the quarter ended September 30, 2009, a decrease of 11%. The decrease is attributable to weakness in the medical device industry and business lost from hospitals that previously changed to AEM technology. This was partially offset by the addition of new hospital accounts. We opened four new hospital accounts for AEM technology in the three months ended September 30, 2010 versus three new hospital accounts for AEM technology in the three months ended September 30, 2009.

Gross profit.  Gross profit for the quarter ended September 30, 2010 of $1,834,223 represented a decrease of 6% from gross profit of $1,945,018 for the quarter ended September 30, 2009. Gross profit as a percentage of sales (gross margins) increased from 60.5% for the quarter ended September 30, 2009 to 64% for the quarter ended September 30, 2010. The gross profit margin increase from the second quarter of fiscal year 2010 was due to an increase, as a percentage of sales, of higher gross margin sales, especially our disposable scissor inserts, and our recently added controlled environment room for product packaging that resulted in packaging cost savings.

Sales and marketing expenses.  Sales and marketing expenses of $1,075,664 for the quarter ended September 30, 2010 represented a decrease of 13% from sales and marketing expenses of $1,235,087 for the quarter ended September 30, 2009. The decrease was a result of reduced compensation of our direct sales representatives due to a reduced number of direct sales representatives and reduced commissions on reduced sales, decreased commissions for independent sales representatives, reduced sample costs and reduced travel and meal costs.

General and administrative expenses.  General and administrative expenses of $396,968 for the quarter ended September 30, 2010 represented an increase of 16% from general and administrative expenses of $343,243 for the quarter ended September 30, 2009. The increase was the result of an increase in outside consulting expense.

Research and development expenses.  Research and development expenses of $494,578 for the quarter ended September 30, 2010 represented an increase of 62% compared to $304,853 for the quarter ended September 30, 2009. The increase was the result of an increase in temporary help expense and outside services for the development of future new products and inventory usage. The increase in such costs was partially offset by decreased compensation and tooling costs.

Net loss.  Net loss was $145,368 for the quarter ended September 30, 2010 compared to net income of $46,445 for the quarter ended September 30, 2009. The net income decrease was a result of a decrease in sales, gross profit and increased operating expenses, as discussed above.

For the six months ended September 30, 2010 compared to the six months ended September 30, 2009.

Net sales.  Net sales for the six months ended September 30, 2010 were $5,778,420 compared to $6,389,270 for the six months ended September 30, 2009, a decrease of 10%. The decrease is attributable to weakness in the medical device industry and business lost from hospitals that previously changed to AEM technology. This was partially offset by the addition of new hospital accounts. We opened six new hospital accounts for AEM technology in the six months ended September 30, 2010 versus nine new hospital accounts for AEM technology in the six months ended September 30, 2009.

Gross profit.  Gross profit for the six months ended September 30, 2010 of $3,678,551 represented a decrease of 8% from gross profit of $3,976,943 for the six months ended September 30, 2009. Gross profit as a percentage of sales (gross margins) increased from 62.2% for the six months ended September 30, 2009 to 63.7% for the six months ended September 30, 2010. The gross profit margin increase from the first six months of fiscal year 2010 was due to an increase, as a percentage of sales, of higher gross margin sales.

Sales and marketing expenses.  Sales and marketing expenses of $2,261,471 for the six months ended September 30, 2010 represented a decrease of 7% from sales and marketing expenses of $2,433,900 for the six months ended September 30, 2009. The decrease was a result of reduced compensation of our direct sales representatives due to a reduced number of direct sales representatives and reduced commissions on reduced sales, decreased commissions for independent sales representatives, reduced sample costs and reduced travel and meal costs.

General and administrative expenses.  General and administrative expenses of $792,876 for the six months ended September 30, 2010 represented an increase of 14% from general and administrative expenses of $697,063 for the six months ended September 30, 2009. The increase was the result of an increase in outside consulting expense.

Research and development expenses.  Research and development expenses of $866,549 for the six months ended September 30, 2010 represented an increase of 43% compared to $605,842 for the six months ended September 30, 2009. The increase was the result of an increase in temporary help expense and outside services for the development of future new products and inventory usage. The increase in such costs was partially offset by decreased compensation and tooling costs.

Net loss.  Net loss was $264,164 for the six months ended September 30, 2010 compared to net income of $209,755 for the six months ended September 30, 2009. The net income decrease was a result of a decrease in sales, gross profit and increased operating expenses, as discussed above.

The results of operations for the three and six months ended September 30, 2010 should not be taken as an indication of the results of operations for all or any part of the balance of the fiscal year.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock and, in recent years, by operating profits. Operating funds totaled $19,729,982 from our inception through September 30, 2010.

On November 4, 2009, we signed a second amendment to our credit facility agreement with Silicon, effective November 10, 2009. The terms of the credit facility include a line of credit for $2,000,000 for two years at an interest rate calculated at Silicon’s prime rate, which was 4% at September 30, 2010, plus 1.25%, subject to increase upon a default. The credit facility is secured by any and all of our properties, rights and assets. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. The credit facility requires us to meet certain financial covenants. As of June 30, 2010, we failed to meet the minimum defined quick debt ratio covenant. As a result, Silicon requires additional financial reporting and restricts our borrowings to the beginning of each week instead of when needed. Also, as of July 31, 2010, we failed to meet our financial covenant regarding net income. On September 30, 2010, we entered into an amendment to our credit facility agreement with Silicon, pursuant to which our interest rate increases to Silicon’s prime rate plus 2.5% during such time as we fail to meet the minimum defined quick debt ratio covenant, at which time our interest rate will return to Silicon’s prime rate plus 1.25%. In connection with the amendment we paid Silicon a one-time fee of $2,500. As of September 30, 2010, we had borrowed $581,263 from the credit facility and, under our eligible receivables and inventory limit, had an additional $765,000 available to borrow.

Our operations used $40,840 of cash during the six months ended September 30, 2010 on net sales of $5,778,420. Cash was used principally by our net loss and accounts payable payments. Cash used was partially offset by cash provided by accounts receivables. The amount of cash provided by and used in operations for the six months ended September 30, 2010 are not indicative of the expected amount of cash to be generated from or used in operations in fiscal year 2011. During the six months ended September 30, 2010, we invested $145,310 in the acquisition of property and equipment. As of September 30, 2010, we had $155,027 in cash and cash equivalents available to fund future operations and had borrowed $581,263 outstanding under our credit facility. Working capital was $2,561,992 at September 30, 2010 compared to $2,554,794 at March 31, 2010. Current liabilities were $1,152,886 at September 30, 2010, compared to $1,365,420 at March 31, 2010. The decrease in current liabilities at September 30, 2010 was caused by reduced accounts payable and accrued compensation.

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

We currently lease our facilities at 6797 Winchester Circle, Boulder, Colorado under noncancelable lease agreements through July 31, 2014. The minimum future lease payment by fiscal year as of September 30, 2010 is as follows:

Fiscal Year	Amount
2011(six months remaining)	123,633
2012	254,629
2013	262,281
2014	270,221
2015	90,966
Total	$1,001,730

Our minimum future equipment lease payments with General Electric Capital Corporation as of September 30, 2010, by fiscal year, are as follows:

Fiscal Year	Amount
2011(six months remaining)	50,937
2012	101,873
2013	101,873
2014	8,488
Total	$263,171

As of September 30, 2010, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Line of credit obligations	$581,263	$—	$581,263	$—	$—
Operating lease obligations	1,264,901	352,821	626,579	285,501	—
Total	$1,846,164	$352,821	$1,207,842	$285,501	$—

Aside from the operating leases and credit facility commitments, we do not have any material contractual commitments requiring settlement in the future.

Our fiscal year 2011 operating plan is focused on increasing new hospital accounts, retaining existing hospital customers, growing sales, increasing gross profits and conserving cash. We are investing in research and development efforts to develop next generation versions of the AEM product line. We have invested in manufacturing property and equipment to manufacture disposable scissors inserts internally and reduce our cost of sales. We have invested in a controlled environment room for product packaging to reduce our packaging costs. We cannot predict with certainty the expected sales, gross profit, net income or loss and usage of cash and cash equivalents for fiscal year 2011. However, we believe that our cash resources and credit facility will be sufficient to fund our operations for at least the next twelve months. If we are unable to manage our business operations in line with budget expectations, it could have a material adverse effect on our business viability, financial position, results of operations and cash flows. If we are not successful in continuing profitability and positive cash flow, additional capital may be required to maintain ongoing operations.

Income Taxes

As of March 31, 2010, net operating loss carryforwards totaling approximately $14.5 million are available to reduce taxable income in the future. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the fiscal year ending March 31, 2011. Approximately $1.3 million of net operating loss carryforward is due to expire at March 31, 2011. We have not paid income taxes since our inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including changes in ownership interests. We have established a valuation allowance for the entire amount of our deferred tax asset since inception due to our history of losses. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. If some or all of the valuation allowance were reversed, then, to the extent of the reversal, a tax benefit would be recognized which would result in an increase to income.

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

(a)  We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Principal Accounting and Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.

(b)  During the quarter ended September 30, 2010, there were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1        Silicon Valley Bank Amendment to Loan Documents (filed herewith).

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

Encision Inc.

October 28, 2010	/s/ Marcia McHaffie
Date	Marcia McHaffie
Controller
Principal Accounting Officer &
Principal Financial Officer