Form 10-Q
period 2010-12-31
ENCISION INC
filed 2011-01-31
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-11789

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	6,455,100 Shares
(Class)	(outstanding at December 31, 2010)

ENCISION INC.

FORM 10-Q

For the Three Months Ended December 31, 2010

PART I                  FINANCIAL INFORMATION

ITEM 1   —  CONDENSED INTERIM FINANCIAL STATEMENTS

Encision Inc.

Condensed Balance Sheets

(unaudited)

	December 31, 2010	March 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$54,504	$113,735
Accounts receivable, net of allowance for doubtful accounts of $17,000 at December 31, 2010 and $12,500 at March 31, 2010	1,112,125	1,286,075
Inventories, net of reserve for obsolescence of $60,000 at December 31, 2010 and $150,940 at March 31, 2010	2,475,893	2,476,823
Prepaid expenses	86,606	43,581
Total current assets	3,729,128	3,920,214
Equipment, at cost:
Furniture, fixtures and equipment	2,487,529	2,394,028
Customer-site equipment	813,635	778,761
Accumulated depreciation	(2,163,000)	(2,024,448)
Equipment, net	1,138,164	1,148,341
Patents, net of accumulated amortization of $154,456 at December 31, 2010 and $143,909 at March 31, 2010	261,436	265,988
Other assets	26,285	24,268
TOTAL ASSETS	$5,155,013	$5,358,811
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$380,332	$684,102
Accrued compensation	284,443	404,789
Other accrued liabilities	350,517	276,529
Line of credit	447,367	—
Total current liabilities	1,462,659	1,365,420
Long-term liabilities:
Line of credit	—	350,000
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 6,455,100 shares issued and outstanding	19,756,526	19,677,322
Accumulated (deficit)	(16,064,172)	(16,033,931)
Total shareholders’ equity	3,692,354	3,643,391
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,155,013	$5,358,811

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

Three Months Ended	December 31, 2010	December 31, 2009
NET SALES	$2,916,808	$3,260,316
COST OF SALES	1,095,667	1,251,710
GROSS PROFIT	1,821,141	2,008,606
OPERATING EXPENSES:
Sales and marketing	963,540	1,146,245
General and administrative	340,571	361,305
Research and development	269,491	340,749
Total operating expenses	1,573,602	1,848,299
OPERATING INCOME	247,539	160,307
Interest expense, net	(14,010)	(9,213)
Other income (expense), net	393	(2,071)
Interest and other income (expense), net	(13,617)	(11,284)
INCOME BEFORE PROVISION FOR INCOME TAXES	233,922	149,023
Provision for income taxes	—	—
NET INCOME	$233,922	$149,023
Net income per share—basic	$0.04	$0.02
Net income per share—diluted	$0.04	$0.02
Weighted average shares—basic	6,455,100	6,455,100
Weighted average shares—diluted	6,455,100	6,461,192

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

Nine Months Ended	December 31, 2010	December 31, 2009
NET SALES	$8,695,228	$9,649,587
COST OF SALES	3,195,536	3,664,038
GROSS PROFIT	5,499,692	5,985,549
OPERATING EXPENSES:
Sales and marketing	3,225,012	3,580,145
General and administrative	1,133,446	1,058,367
Research and development	1,136,040	946,591
Total operating expenses	5,494,498	5,585,103
OPERATING INCOME	5,194	400,446
Interest expense, net	(36,792)	(34,026)
Other income (expense), net	1,357	(7,642)
Interest and other income (expense), net	(35,435)	(41,668)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(30,241)	358,778
Provision for income taxes	—	—
NET INCOME (LOSS)	$(30,241)	$358,778
Net income (loss) per share—basic	$0.00	$0.06
Net income (loss) per share—diluted	$0.00	$0.06
Weighted average shares—basic	6,455,100	6,455,100
Weighted average shares—diluted	6,455,100	6,463,018

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Cash Flows

(Unaudited)

Nine Months Ended	December 31, 2010	December 31, 2009
Cash flows from operating activities:
Net income (loss)	$(30,241)	$358,778
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	195,623	178,251
Stock-based compensation expense related to stock options	79,204	80,765
Provision for doubtful accounts, net	4,500	1,500
Provision for inventory obsolescence, net	(90,940)	—
Change in operating assets and liabilities:
Accounts receivable	169,450	65,640
Inventories	91,870	153,477
Prepaid expenses and other assets	(45,042)	(57,792)
Accounts payable	(303,770)	(372,862)
Accrued compensation and other accrued liabilities	(46,358)	(48,103)
Net cash provided by operating activities	24,296	359,654
Cash flows from investing activities:
Acquisition of property and equipment	(174,899)	(421,303)
Patent costs	(5,995)	(60,485)
Net cash (used in) investing activities	(180,894)	(481,788)
Cash flows from financing activities:
Borrowings from credit facility	97,367	84,058
Net cash provided by financing activities	97,367	84,058
Net (decrease) in cash and cash equivalents	(59,231)	(38,076)
Cash and cash equivalents, beginning of period	113,735	84,658
Cash and cash equivalents, end of period	$54,504	$46,582

The accompanying notes to financial statements are an integral part of these condensed statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2010

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

We have an accumulated deficit of $16,064,172 at December 31, 2010. Operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock and, in recent years, by operating profits. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital in the future. There are no assurances that additional capital will be available to us on terms acceptable to us, or at all.

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

Concentration of Credit Risk.  Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents, accounts receivable, accounts payable and a line of credit. The carrying value of all financial instruments approximates fair value. The amount of cash on deposit with financial institutions does not exceed the $250,000 federally insured limit at December 31, 2010. However, we believe that in the event that cash on deposit exceeds $250,000, the financial institutions are financially sound and the risk of loss is minimal.

We have no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. We maintain the majority of our cash balances with one financial institution in the form of demand deposits.

Accounts receivable are typically unsecured and are derived from transactions with and from entities in the healthcare industry primarily located in the United States. Accordingly, we may be exposed to credit risk generally associated with the healthcare industry. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The net accounts receivable balance at December 31, 2010 of $1,112,125 included no more than 4% from any one customer. The net accounts receivable balance at March 31, 2010 of $1,286,075 included no more than 4% from any one customer.

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

Inventories.  Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At December 31, 2010 and March 31, 2010, inventory consisted of the following:

	December 31, 2010	March 31, 2010
Raw materials	$1,723,147	$1,518,737
Finished goods	812,746	1,109,026
Total gross inventories	2,535,893	2,627,763
Less reserve for obsolescence	(60,000)	(150,940)
Total net inventories	$2,475,893	$2,476,823

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

Income Taxes.  We account for income taxes under the provisions of FASB Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. ASC 740 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized. As a result, no provision for income tax is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. We are required to make many subjective assumptions and judgments regarding our income tax exposures. At December 31, 2010, we had no unrecognized tax benefits which would affect the effective tax rate if recognized and had no accrued interest or penalties related to uncertain tax positions.

Sales Recognition.  Sales from product sales are recorded when we ship the product and title has passed to the customer, provided that we have evidence of a customer arrangement and can conclude that collection is probable. Our shipping policy is FOB Shipping Point. We recognize revenue from sales to stocking distributors when there is no right of return, other than for normal warranty claims. We have no ongoing obligations related to product sales, except for normal warranty obligations.

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

Stock-based compensation expense recognized under ASC 718 for the three and nine months ended December 31, 2010 was $26,544 and $79,204, respectively, and for the three and nine months ended December 31, 2009 was $33,993 and $80,765, respectively, which consisted of stock-based compensation expense related to grants of employee stock options.

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Net income (loss)	$233,922	$149,023	$(30,241)	$358,778
Weighted-average shares — basic	6,455,100	6,455,100	6,455,100	6,455,100
Effect of dilutive potential common shares	—	6,092	—	7,918
Weighted-average shares — diluted	6,455,100	6,461,192	6,455,100	6,463,018
Net income (loss) per share — basic	$0.04	$0.02	$0.00	$0.06
Net income (loss) per share — diluted	$0.04	$0.02	$0.00	$0.06
Antidilutive employee stock options	545,000	552,667	545,000	552,667

Note 4.   COMMITMENTS AND CONTINGENCIES

We currently lease our facilities at 6797 Winchester Circle, Boulder, Colorado under noncancelable lease agreements through July 31, 2014. The minimum future lease payment, by fiscal year, as of December 31, 2010 is as follows:

Fiscal Year	Amount
2011(three months remaining)	$61,816
2012	254,629
2013	262,281
2014	270,221
2015	90,966
Total	$939,913

Our minimum future equipment lease payments with General Electric Capital Corporation as of December 31, 2010, by fiscal year, are as follows:

Fiscal Year	Amount
2011(three months remaining)	$25,468
2012	101,873
2013	101,873
2014	8,488
Total	$237,702

On November 4, 2009, we signed a second amendment to our credit facility agreement with Silicon Valley Bank (“Silicon”), effective November 10, 2009. The terms of the credit facility include a line of credit for $2,000,000 for two years at an interest rate calculated at Silicon’s prime rate, which was 4% at December 31, 2010, plus 1.25%, subject to increase upon a default. The credit facility is secured by any and all of our properties, rights and assets. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. The credit facility requires us to meet certain financial covenants. At December 31, 2010 we were in compliance with our financial covenants. At December 31, 2010, we had borrowed $447,367 from the credit facility and, under our eligible receivables and inventory limit, had an additional $993,000 available to borrow.

Aside from the operating leases and credit facility commitments, we do not have any material contractual commitments requiring settlement in the future.

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine compliance with these regulations. We believe that we were in substantial compliance with all known regulations as of December 31, 2010. FDA inspections are conducted periodically at the discretion of the FDA. Our latest inspection by the FDA occurred in November 2009.

Note 5.   SHARE-BASED COMPENSATION

The provisions of ASC 718-10-55 requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options, based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases for the three and nine months ended December 31, 2010 and 2009, which was allocated as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Cost of sales	$823	$810	$2,469	$2,430
Sales and marketing	3,268	5,562	9,804	16,310
General and administrative	18,731	23,445	55,765	49,497
Research and development	3,722	4,176	11,166	12,528
Stock-based compensation expense	$26,544	$33,993	$79,204	$80,765

The Black-Scholes model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk-free interest rate and expected dividends. No stock options were granted during the three and nine months ended December 31, 2010.

As of December 31, 2010, $316,000 of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over a period of five years.

Note 6.   RELATED PARTY TRANSACTION

We paid consulting fees of $15,096 and $47,480 to an entity owned by one of our directors during the three and nine months ended December 31, 2010, respectively, and $18,035 and $47,225 during the three and nine months ended December 31, 2009, respectively.

Note 7.   SUBSEQUENT EVENTS

Except for the disclosure that follows, we evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosed in the notes to our financial statements.

On January 21, 2011, we and Boston Scientific Corporation (“BSC”) entered into a Development, License and Non-Commercial Supply Agreement (the “Agreement”), whereby we (i) will perform development services for BSC for the development of electrosurgical instruments (the “Developed Products”), (ii) grants a non-exclusive, worldwide, royalty-free, irrevocable and perpetual license to BSC for the use of our AEM technology and other intellectual property developed by us in connection with the Agreement (collectively, the “Licensed IP”) to the extent the Licensed IP is incorporated into or necessary for the manufacture, use or sale of the Developed Products, and (iii) will manufacture and supply BSC with the Developed Products pursuant to the terms of the Agreement. The initial term the Agreement commences on January 21, 2011 (the “Effective Date”) and will continue until the later of two years from the Effective Date or the expiration of sixty (60) business days after the termination of the last effective Statement of Work under the Agreement. We and BSC may mutually agree in writing to extend the term for additional one-year periods prior to the expiration of the then current term. In consideration for the license of the Licensed IP, BSC will pay us a one-time license fee. In addition, if BSC decides to commercialize the Developed Products, BSC will pay us a one-time commercialization license fee plus a negotiated royalty fee. For development services, BSC will pay us for services actually rendered on an hourly basis in accordance with the Agreement and the applicable Statement of Work. If BSC decides to commercialize the Developed Products with us pursuant to the Agreement, BSC and we will negotiate in good faith for the consideration to be paid to us for the supply of the Developed Product. The Agreement is subject to early termination by either party pursuant to the terms of the Agreement.  Pursuant to the Agreement, each party agrees to indemnify the other party against losses relating to the material breach of the Agreement or the other party’s negligence.

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

When a hospital changes to AEM technology, we receive recurring sales from sales of replacement instruments. We believe that there is no directly competing technology to supplant AEM products once a hospital switches to our products. The replacement market of reusable and disposable AEM products in hospitals that use our AEM technology represented over 90% of our sales during the three and nine months ended December 31, 2010. This sales stream is expected to grow as the base of hospitals that switch to AEM technology continues to grow. In addition, we intend to develop disposable versions of more of our AEM products in order to meet market demands and expand our sales opportunities.

We have an accumulated deficit of $16,064,172 at December 31, 2010. Operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock and, in recent years, by operating profits. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital in the future.

During the nine months ended December 31, 2010, we provided $24,296 of cash from our operations and used $174,899 for investments in property and equipment. As of December 31, 2010, we had $54,504 in cash and cash equivalents available to fund future operations, a decrease of $59,231 from March 31, 2010. As of December 31, 2010, we borrowed $447,367 from our $2,000,000 amended credit facility, an increase of $97,367 from March 31, 2010. Our working capital was $2,266,469 at December 31, 2010 compared to $2,554,794 at March 31, 2010.

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

After the launch of this line of AEM instruments over the past four years, we are now turning our focus to developing next generation versions of our AEM instruments to better meet market demands, particularly the demand for improved ergonomics and simplified user functionalities. This strategy coincides with the independent endorsements of our AEM technology and the recommendations from the malpractice insurance and medicolegal communities.

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

We believe that the unique performance of the AEM technology and our breadth of independent endorsements provide an opportunity for continued market share growth. In our view, market awareness and awareness of the clinical credibility of the AEM technology, as well as awareness of our endorsements, are continually improving, and we expect this awareness to benefit our sales efforts for the remainder of fiscal year 2011. Our objectives in the remainder of fiscal year 2011 are to maintain expense controls while optimizing sales execution, to expand market awareness of the AEM technology and to maximize the number of additional hospital accounts switching to AEM instruments while retaining existing hospital customers. In addition, acceptance of AEM products depends on surgeons’ preference for our instruments, which depends on factors such as ergonomics and ease of use in addition to the technological and safety advantagesof AEM products. If surgeons prefer other instruments to our instruments, our business results will suffer.

Possibility of Operating Losses:  We have an accumulated deficit of $16,064,172 at December 31, 2010. Operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock and, in recent years, by operating profits. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital in the future. We have made strides toward improving our operating results but due to the ongoing need to develop, optimize and train our direct sales managers and the independent sales representative network, the need to support the development of refinements to our product line, and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to raise additional capital.

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

We also have longer term initiatives in place to improve our prospects.  We expect that development of next generation versions of our AEM products will better position our products in the marketplace and improve our retention rate at hospitals that have changed to AEM technology, enabling us to grow our sales. We are exploring overseas markets to assess opportunities for sales growth internationally. Finally, we intend to explore opportunities to capitalize on our proven AEM technology via licensing arrangements and strategic alliances. These efforts to generate additional sales and further the market penetration of our products are longer term in nature and may not materialize. Even if we are able to successfully develop next generation products or identify potential international markets or strategic partners, we may not be able to capitalize on these opportunities.

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

Results of Operations

For the three months ended December 31, 2010 compared to the three months ended December 31, 2009.

Net sales.  Net sales for the quarter ended December 31, 2010 were $2,916,808 compared to $3,260,316 for the quarter ended December 31, 2009, a decrease of 11%. The decrease is attributable to weakness in the medical device industry and by business lost from hospitals that stopped using AEM technology. This was partially offset by addition of new hospital accounts. We opened six new hospital accounts for AEM technology in the three months ended December 31, 2010 and 2009.

Gross profit.  Gross profit for the quarter ended December 31, 2010 of $1,821,141 represented a decrease of 9% from gross profit of $2,008,606 for the quarter ended December 31, 2009. Gross profit as a percentage of sales (gross margins) increased from 61.6% for the quarter ended December 31, 2009 to 62.4% for the quarter ended December 31, 2010. The gross profit margin increase from the third quarter of fiscal year 2010 was due to an increase, as a percentage of sales, of higher gross margin sales, especially our disposable scissor inserts, and the addition of our controlled environment room for product packaging that resulted in packaging cost savings.

Sales and marketing expenses.  Sales and marketing expenses of $963,540 for the quarter ended December 31, 2010 represented a decrease of 16% from sales and marketing expenses of $1,146,245 for the quarter ended December 31, 2009. The decrease was the result of decreased compensation of our direct sales representatives, decreased commissions for independent sales representatives, decreased sample and travel and meal costs.

General and administrative expenses.  General and administrative expenses of $340,571 for the quarter ended December 31, 2010 represented a decrease of 6% from general and administrative expenses of $361,305 for the quarter ended December 31, 2009. The decrease was the result of a decrease in compensation due to fewer employees and a decrease in outside consulting expense.

Research and development expenses.  Research and development expenses of $269,491 for the quarter ended December 31, 2010 represented a decrease of 21% compared to $340,749 for the quarter ended December 31, 2009. The decrease was the result of a decrease in compensation due to fewer employees and a decrease in inventory usage. The decrease in such costs was partially offset by increased temporary help, outside services and test materials.

Net income.  Net income was $233,922 for the quarter ended December 31, 2010 compared to net income of $149,023 for the quarter ended December 31, 2009. The net income increase was a result of a decrease in sales, offset by an increase in gross profit, as a percentage of sales, as well as by a larger decrease in operating expenses, as discussed above.

For the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009.

Net sales.  Net sales for the nine months ended December 31, 2010 were $8,695,228 compared to $9,649,587 for the quarter ended December 31, 2009, a decrease of 10%. The decrease is attributable to weakness in the medical device industry and by business lost from hospitals that stopped using AEM technology. This was partially offset by addition of new hospital accounts. We opened 15 new hospital accounts for AEM technology in the nine months ended December 31, 2010 and 2009.

Gross profit.  Gross profit for the nine months ended December 31, 2010 of $5,499,692 represented a decrease of 8% from gross profit of $5,985,549 for the quarter ended December 31, 2009. Gross profit as a percentage of sales (gross margins) increased from 62% for the nine months ended December 31, 2009 to 63.2% for the nine months ended December 31, 2010. The gross profit margin increase from the first nine months of fiscal year 2009 was due to an increase, as a percentage of sales, of higher gross margin sales and the addition of our controlled environment room for product packaging that resulted in packaging cost savings.

Sales and marketing expenses.  Sales and marketing expenses of $3,225,012 for the nine months ended December 31, 2010 represented a decrease of 10% from sales and marketing expenses of $3,580,145 for the nine months ended December 31, 2009. The decrease was the result of decreased compensation of our direct sales representatives, decreased commissions for independent sales representatives, decreased sample and travel and meal costs.

General and administrative expenses.  General and administrative expenses of $1,133,446 for the nine months ended December 31, 2010 represented an increase of 7% from general and administrative expenses of $1,058,367 for the nine months ended December 31, 2009. The increase was the result of an increase in outside consulting expense. The increase in such costs was partially offset by a decrease in legal costs.

Research and development expenses.  Research and development expenses of $1,136,040 for the nine months ended December 31, 2010 represented an increase of 20% compared to $946,591 for the nine months ended December 31, 2009. The increase was the result of an increase in temporary help expense and outside services for the development of future new products and test materials. The increase in such costs was partially offset by decreased compensation, inventory usage and tooling costs.

Net loss.  Net loss was $30,241 for the nine months ended December 31, 2010 compared to net income of $358,778 for the nine months ended December 31, 2009. The net income decrease was a result of a decrease in sales and gross profit and a slight decrease to operating expenses, as discussed above.

The results of operations for the three and nine months ended December 31, 2010 should not be taken as an indication of the results of operations for all or any part of the balance of the fiscal year.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock and, in recent years, by operating profits. To date, operating funds totaled $19,756,526 from our inception through December 31, 2010.

On November 4, 2009, we signed a second amendment to our credit facility agreement with Silicon Valley Bank (“Silicon”), effective November 10, 2009. The terms of the credit facility include a line of credit for $2,000,000 for two years at an interest rate calculated at Silicon’s prime rate, which was 4% at December 31, 2010, plus 1.25%, subject to increase upon a default. The credit facility is secured by any and all of our properties, rights and assets. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. The credit facility requires us to meet certain financial covenants. At December 31, 2010 we were in compliance with our financial covenants. At December 31, 2010, we had borrowed $447,367 from the credit facility and, under our eligible receivables and inventory limit, had an additional $993,000 available to borrow.

Our operations provided $24,296 of cash during the nine months ended December 31, 2010 on net sales of $8,695,228. Cash was provided principally by depreciation and amortization, a non-cash expense to our net income, and collections of our accounts receivable. Cash provided was partially offset by our accounts payable payments. The amounts of cash provided by operations for the nine months ended December 31, 2010 are not indicative of the expected amounts of cash to be generated from or used in operations in fiscal year 2011. During the nine months ended December 31, 2010, we invested $174,899 in the acquisition of property and equipment. As of December 31, 2010, we had $54,504 in cash and cash equivalents available to fund future operations and had borrowed $447,367 from our credit facility. Working capital was $2,266,469 at December 31, 2010 compared to $2,554,794 at March 31, 2010. Current liabilities were $1,462,659 at December 31, 2010, compared to $1,365,420 at March 31, 2010. The increase in current liabilities at December 31, 2010 was caused by including our line of credit as a current liability. The increase in current liabilities was partially offset by reducing the amounts outstanding under accounts payable and accrued compensation.

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

We currently lease our facilities at 6797 Winchester Circle, Boulder, Colorado under noncancelable lease agreements through July 31, 2014. The minimum future lease payment by fiscal year as of December 31, 2010 is as follows:

Fiscal Year	Amount
2011(three months remaining)	$61,816
2012	254,629
2013	262,281
2014	270,221
2015	90,966
Total	$939,913

Our minimum future equipment lease payments with General Electric Capital Corporation as of December 31, 2010, by fiscal year, are as follows:

Fiscal Year	Amount
2011(three months remaining)	$25,468
2012	101,873
2013	101,873
2014	8,488
Total	$237,702

As of December 31, 2010, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Line of credit obligations	$447,367	$447,367	$—	$—	$—
Operating lease obligations	1,177,615	354,661	664,433	158,521	—
Total	$1,624,982	$802,028	$664,433	$158,521	$—

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

ITEM 4  —   CONTROLS AND PROCEDURES

(a)  We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Principal Accounting and Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective.

(b)  During the quarter ended December 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 6	EXHIBITS

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

	3.1	Articles of Incorporation of the Company, as amended (incorporated by reference from the Company’s Registration Statement #333-4118-D dated June 25, 1996).

	3.2	Bylaws of the Company (incorporated by reference from Exhibit 3.1 of the Company’s Current Report on Form 8-K dated October 30, 2007).

	4.1	Form of certificate for shares of Common Stock (incorporated by reference from the Company’s Registration Statement #333-4118-D dated June 25, 1996).

	31.1	Certification of Chief Executive Officer under Rule 13a-14(a) of the Exchange Act (filed herewith).

	31.2	Certification of Principal Financial and Accounting Officer under Rule 13a-14(a) of the Exchange Act (filed herewith).

	32.1	Certifications of Chief Executive Officer and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Encision Inc.

January 31, 2011	/s/ Marcia McHaffie
Date	Marcia McHaffie
Controller
Principal Accounting Officer &
Principal Financial Officer