Form 10-K
period 2011-03-31
ENCISION INC
filed 2011-06-15
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of September 30, 2010, the aggregate market value of the shares of common stock held by non-affiliates of the issuer on such date was $4,968,999. This figure is based on the average bid and asked price of $1.45 per share of the issuer’s common stock on September 30, 2010 as quoted on the OTC Bulletin Board.

The number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date.

Common Stock, no par value	6,455,100
(Class)	(Outstanding at June 15, 2011)

Documents Incorporated by Reference: Definitive Proxy Statement for the 2011 Annual Shareholders’ Meeting to be filed with the Securities and Exchange Commission and incorporated by reference as described in Part III. The 2011 Proxy Statement will be filed within 120 days after the end of the fiscal year ended March 31, 2011.

Forward-Looking Statements

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

Item 1.  Business

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

We were founded to address market opportunities created by the increase in minimally-invasive surgery (“MIS”) and surgeons’ use of electrosurgery devices in these procedures.  The product opportunity was created by surgeons’ widespread demand to use monopolar electrosurgery instruments, which, when used in laparoscopic surgery, are susceptible to causing inadvertent collateral tissue damage outside the surgeon’s field of view. The risk of unintended electrosurgical burn injury to the patient in laparoscopic surgery has been well documented. This risk poses a threat to patient safety, including the risk of death, and creates liability exposure for surgeons and hospitals.

Our patented AEM technology provides surgeons with the desired tissue effects, while preventing stray electrosurgical energy that can cause unintended and unseen tissue injury that may result in death. AEM Surgical Instruments are equivalent to conventional instruments in size, shape, ergonomics and functionality, but they incorporate “Active Electrode Monitoring” technology to dynamically and continuously monitor the flow of electrosurgical current, thereby helping to prevent patient injury. With our “shielded and monitored” instruments, surgeons are able to perform electrosurgical procedures more safely and effectively than is possible using conventional instruments. In addition, AEM instruments are cost competitive with conventional “non-shielded, non-monitored” instruments. The result is advanced patient safety at comparable cost and with no change in surgeon technique.

AEM technology has been recommended and endorsed by sources from many groups involved in MIS. Surgeons, nurses, biomedical engineers, the medicolegal community, malpractice insurance carriers and electrosurgical device manufacturers advocate the use of AEM technology.

Business Highlights

Proprietary, Patented Technology

We have developed and launched patented AEM Surgical Instruments that enhance patient safety and patient outcome in laparoscopic surgical procedures. We have been issued eight patents relating to AEM technology from the United States Patent and Trademark Office, each encompassing multiple claims, and which have between two months and thirteen years four months remaining. We also have patents relating to AEM technology issued in Europe, Japan, Canada and Australia.

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

Emerging as a Standard of Care

We believe that AEM technology is following a similar path as previous technological developments in surgery. Throughout the history of electrosurgery, companies that have developed significant technological breakthroughs in patient safety have seen their technologies become widely used. As with “Isolated” electrosurgical generators in the 1970s and with “REM” technology in the 1980s, AEM technology is receiving the broad endorsements that drove these previous new technologies to becoming a standard of care. We believe that it is possible to follow a course similar to that of pulse oximetry in becoming a standard of care. Our proprietary AEM technology enhances patient safety in MIS, and clinicians are now widely advocating its use.

Developing Distribution Network is Advancing Utilization of AEM Technology

Our AEM technology, in the hands of a sales network with broad access to the surgery marketplace, will help to increase utilization and market share. Historically, our sales and marketing efforts have been hindered by our small size and limited distribution channels. While these limitations continue, we have improved our sales network, which provided new hospital accounts with AEM technology in fiscal year 2011. Our supplier agreements with Novation, Broadlane and HealthTrust, major Group Purchasing Organizations (“GPOs”) for hospitals in the U.S., are beginning to expose more hospitals to the benefits of our AEM technology. Our agreement with Premier ends June 30, 2011 and we have notified them that we will not be participating in bidding for a further extension of the agreement. Our focus is on smaller, more compliant hospital groups.

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

A component of the endoscopic surgery products market includes laparoscopic hand instruments, including scissors, graspers, dissectors, forceps, suction/irrigation devices, clip appliers and other surgical instruments of various designs, which provide a variety of tissue effects. Among the laparoscopic hand instruments, approximately $400 million in sales annually are instruments designed for “monopolar” electrosurgical utility. This market for laparoscopic monopolar electrosurgical instruments is the market we are targeting with our innovative AEM Surgical Instruments. Our proprietary AEM product line supplants the conventional “non-shielded, non-monitored” electrosurgical instruments commonly used in laparoscopic surgery. Of note, was a California jury award of $2.2 million to a patient in a personal injury, product liability, defective laparoscopic device case against a competing medical device company.

When a hospital decides to use our AEM technology, we make recurring sales to such hospital for replacement instruments. Sales from replacement reusable and disposable AEM products in hospitals represented over 90% of our sales in the fiscal year ended March 31, 2011, and we expect this sales stream to grow as new hospitals increasingly adopt AEM technology. AEM Instruments are competitively priced compared to conventional laparoscopic instruments.

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

In addition, there is increasing public interest in the reduction of medical errors and the advancement of patient safety. This interest and focus is reflected in the Joint Commission on Accreditation of Healthcare Organizations (the “JCAHO”) Standards enacted in July 2001 requiring hospitals to show proactive initiatives for advancing patient safety in order to renew their accreditation. Some new hospital accounts changing to AEM technology have been motivated in part by these JCAHO patient safety standards. We believe that the credibility and importance of our technology is complemented by this expanding public interest in advancing patient safety.

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

Our goal is to optimize a network that has experience selling into the hospital operating room environment. We believe that improvement in this network offers us the best opportunity to cost effectively broaden acceptance of our product line and generate increased and recurring sales. Additionally, we are pursuing supplier agreements with the major GPOs. GPOs have significant influence on the market for surgical devices and instruments. We have GPO agreements with Novation, Premier and Broadlane, which together represent over 3,000 hospitals in the United States. We have negotiated a three year extension with Novation through January 31, 2012 and our three year agreement with Premier continues through June 30, 2011.. We have notified Premier that we will not be participating in bidding for a further extension of the agreement.The Broadlane agreement continues through December 31, 2012. Effective June 1, 2010, we entered into a purchasing agreement with HealthTrust Purchasing Group, LP, (“HealthTrust”) a group purchasing organization that supports nearly 1,400 not-for-profit and for-profit acute care facilities, and ambulatory surgery centers, physician practices, and alternate care sites. While these agreements do not involve purchase commitments, these relationships with Novation, Premier, Broadlane and HealthTrust expand the market visibility of AEM technology and smooth the procurement and conversion process for new hospital customers. In fiscal year 2011, approximately seventy percent of our new hospital account sales were sales to members of Novation, Premier, Broadlane and HealthTrust.

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

Research and Development

We aim to continually expand our AEM Instrument product line to satisfy the evolving needs of surgeons. For AEM technology to fully become a standard of care, we must satisfy surgeons’ preferred instrument shapes, sizes, styles and functionality with integrated AEM Instruments. This commitment includes expanding the styles of electrosurgical instruments available for MIS applications so that the conversion to AEM technology is transparent to surgeons and does not require significant change in their current surgical techniques. We employ full-time engineers and use independent contractors from time to time in our research and product development efforts. This group continuously explores ways to broaden and enhance the product line. Current research and development efforts are focused primarily on line-extension projects to further expand our AEM Instrument product offering to increase surgeons’ choices and options in laparoscopic surgery. Our research and development expenses were $1,464,213 in fiscal year 2011 and $1,338,557 in fiscal year 2010. We expense research and development costs for products and processes as incurred. Costs that are included in research and development expenses include direct salaries, contractor fees, materials, facility costs and administrative expenses that relate to research and development.

Manufacturing, Regulatory Affairs and Quality Assurance

We engage in various manufacturing and assembly activities at our leased facility in Boulder, Colorado. These operations include disposable scissor inserts manufacturing and assembly of our AEM Instrument system as well as fabrication, assembly and test operations for instruments and accessories. We also have relationships with a number of outside suppliers, including New Deantronics, Inc., who accounted for approximately 13% of our purchases in fiscal year 2011, who provide primary sub-assemblies, various electronic and sheet metal components, and molded parts used in our products.

We believe that the use of both internal and external manufacturing capabilities allows for increased flexibility in meeting our customer delivery requirements and significantly reduces the need for investment in specialized capital equipment. We have developed multiple sources of supply where possible. Our relationship with our suppliers is generally limited to individual purchase order agreements supplemented, as appropriate, by contractual relationships to help ensure the availability and low cost of certain products. All components, materials and sub-assemblies used in our products, whether produced in-house or obtained from others, are inspected to ensure compliance with our specifications. All finished products are subject to our quality assurance and performance testing procedures. During fiscal year 2011, we continued our manufacturing vertical integration goal with the addition of several processes and the addition of a controlled environment room to our manufacturing capabilities.

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

Patents, Patent Applications and Intellectual Proprietary Rights

We have invested heavily in an effort to protect our valuable technology, and, as a result of this effort, we have been issued eight relevant patents that together form a significant intellectual property position. We were issued a United States patent having 42 claims on May 17, 1994. This patent relates to the basic shielding and monitoring technologies that we incorporate into our AEM products. Six additional United States patents were issued to us in 1997, 1998, 2002 and 2008 relating to specific implementations of shielding and monitoring in instruments. Foreign patents relating to the core AEM shielding and monitoring technologies have been issued to us in Europe, Japan, Canada and Australia. As of March 31, 2011, there are between two months and thirteen years four months remaining on our AEM patents.

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

Sales of medical devices outside of the United States are subject to United States export requirements and foreign regulatory requirements. Legal restrictions on the sale of imported medical devices vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval and the requirements may differ. Our Certificate of Export from the United States Department of Health and Human Services was renewed in June 2010 and expires June 11, 2012. Even if we obtain a renewal, a specific foreign country in which we wish to sell our products may not accept or continue to accept the Certificate of Export. Entry into the European Economic Area market also requires prior certification of our quality system and product documentation. We achieved CE marking in August 2000, allowing a launch into the European marketplace. Maintenance of the CE marking status requires annual audits of the quality system and technical documentation by our European Notified Body, LGA InterCert. The most recent audit was completed in January 2010. In addition to licensing, entry into the Canadian market now requires quality system certification to ISO 13485:2003. Our quality system was audited and a certification was issued by LGA-InterCert, of Nuremberg, Germany, in February 2009.

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

Employees

As of March 31, 2011, we employed 52 full-time individuals, of which 8 are engaged directly in research, development and regulatory activities, 19 in manufacturing/operations, 20 in marketing and sales and 5 in administrative positions. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

Item 1A.  Risk Factors

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

Among the factors that could cause future results and financial condition to be materially different from expectations are:

Our products may not be accepted by the market. The success of our products and our financial condition depends on the acceptance of AEM products by the medical community in commercially viable quantities during FY 12 and beyond. We cannot predict how quickly or how broadly AEM products will be accepted by the medical community. We need to continually educate the marketplace about the potential hazards involved in the use of conventional electrosurgical products during MIS procedures and the expected benefits associated with the use of AEM products. If we are unsuccessful in educating the marketplace about our technology and the hazards of conventional instruments, we will not create sufficient demand by hospitals and surgeons for AEM products and our financial condition, results of operations and cash flows could be adversely affected.

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

We may need additional funding to support our operations. We were formed in 1991 and have incurred losses of approximately $16 million since that date. We have primarily financed research, development and operational activities with issuances of our common stock and warrants, the exercise of stock options to purchase our common stock, stock-based expense related to stock options and, in recent years, by operating profits. At March 31, 2011, we had $120,008 in cash available to fund future operations and, in addition, access to a line of credit for $1,565,000. We may find that investment in sales, marketing, research and development initiatives, merited by market opportunity, may result in our operating at a net loss from quarter to quarter. We may also find ourselves at a competitive disadvantage due to our constrained liquidity. On November 4, 2009, we signed a second amendment to our credit facility agreement with Silicon Valley Bank, effective November 10, 2009. The terms of the credit facility include a line of credit for $2,000,000 for two years at an interest rate calculated at the prime rate plus 1.25%, subject to increase upon a default. Under our original facility, we issued warrants to Silicon Valley Bank to purchase 28,000 shares of our common stock at a per share price of $2.75. As of March 31, 2011, these warrants were still outstanding. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. As of March 31, 2011, we had borrowed $435,000 from the credit facility and, under our eligible receivables and inventory limit, had an additional $1,105,000 available to borrow. The credit facility requires us to meet certain financial covenants. If we fail to comply with the restrictions contained in the credit facility and the lender does not waive such noncompliance, the resulting event of default could result in the lender accelerating the repayment of all outstanding amounts due under the credit facility or in our ability to receive additional funds under the credit facility. There can be no assurances that we would be successful in obtaining alternative sources of funding to repay these obligations should this event occur. In addition, should we need additional financing, we may not be able to obtain it on terms acceptable to us or at all.

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

Our current patents, trade secrets and know-how may not provide a competitive advantage, the pending applications may not result in patents being issued, and our competitors may design around any patents issued to us. Our success will continue to depend in part on our ability to maintain patent protection for our products and processes, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. We have eight issued U.S. patents on several technologies embodied in our AEM Monitoring System, AEM Instruments and related accessories and we have applied for additional U.S. patents. In addition, we have four issued foreign patents. The validity and breadth of claims coverage in medical technology patents involve complex legal and factual questions and may be highly uncertain. Also, patents may not protect our proprietary information and know-how or provide adequate remedies for us in the event of unauthorized use or disclosure of such information, and others may be able to develop competing technology, independent of such information. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation may be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us, to defend us against claimed infringement of the rights of others or to determine the ownership, scope or validity of our proprietary rights or those of others. Any such claims may require us to incur substantial litigation expenses and to divert substantial time and effort of management personnel and could substantially decrease the amount of capital available for our operations. An adverse determination in litigation involving the proprietary rights of others could subject us to significant liabilities to third parties, could require us to seek licenses from third parties, and could prevent us from manufacturing, selling or using our products. The occurrence of any such actual or threatened litigation or the effect on our business of such litigation may materially adversely affect our financial position, results of operations and cash flows. Additionally, our assessment that a patent is no longer of value could result in a significant charge against our earnings.

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

Our common stock is thinly traded, the prices at which it trades are volatile and the buying or selling actions of a few shareholders may adversely affect our stock price. As of June 15, 2011, we had a public float, which is defined as shares outstanding minus shares held by our officers, directors, or beneficial holders of greater than 5% of our outstanding common stock, of 3,401,496 shares, or 52.7% of our outstanding common stock. The average number of shares traded in any given day over the past year has been relatively small compared to the public float. Thus, the actions of a few shareholders either buying or selling shares of our common stock may adversely affect the price of the shares. Historically, thinly-traded securities such as our common stock have experienced extreme price and volume fluctuations that do not necessarily relate to operating performance.

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

Item 1B.  Unresolved Staff Comments

Not required for small reporting companies.

Item 2.  Properties

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

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been quoted on the Pink Sheets Electronic Quotation Service (“Pink Sheets”) maintained by Pink Sheets LLC for the National Quotation Bureau, Inc. Trading of our stock on the OTCBB began on November 13, 2008. The ticker symbol “ECIA” has been assigned to our common stock for over-the-counter quotations. The following table shows the range of high and low bid quotations for each share of our common stock on the Pink Sheets, as applicable, for the periods indicated. The bid quotations on the Pink Sheets reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2011		2010
Fiscal	High	Low	High	Low
First quarter	$2.00	$1.30	$2.00	$0.75
Second quarter	$1.85	$1.05	$1.70	$1.16
Third quarter	$1.47	$0.60	$1.65	$1.03
Fourth quarter	$1.50	$0.60	$1.52	$1.22

We have never paid cash dividends on our common stock and have no present plans to do so. We presently intend to retain any cash generated from operations in the future for use in our business. As of March 31, 2011, there were approximately 102 holders of record of our common stock.

Item 6.    Selected Financial Data

Not required for smaller reporting companies.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Outlook

Installed Base of AEM Monitoring Equipment.  We believe that we are gaining more awareness in medico-legal circles and publications and from presentations at medical meetings. We believe that improvement in the quality of sales representatives carrying AEM product line, along with increased marketing efforts and the introduction of new products, may provide the basis for increased sales and continuing profitable operations. However, these measures, or any others that we may adopt, may not result in either increased sales or continuing profitable operations.

Possibility of Operating Losses.  We have an accumulated deficit of $16,029,367 at March 31, 2011. We have made significant strides toward improving our operating results. However, due to the ongoing need to develop, optimize and train our sales distribution network and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss.

Sales Growth.  We expect to generate increased sales in the U.S. from sales to new hospital customers.. In fiscal year 2012, we will focus on regrowing our AEM franchise through a social media campaign, a medico-legal initiative and our new AEM products. In addition, prior years’ efforts in vertical integration have given us three recognized core competencies — electrosurgery, instrument design, and manufacturing — which we expect will allow us to increase sales from our strategic partnership initiatives. Our goal is to offer our customers an AEM disposable counterpart for each AEM reusable instrument. On January 21, 2011, we and Boston Scientific Corporation entered into a Development, License and Non-Commercial Supply Agreement. See Note 11, Recent Developments.

Gross Margin.  We believe that our fiscal year 2012 gross margin will decrease slightly due to a lower gross margin on any development services that we perform.

Sales and Marketing Expenses.  We continue our efforts to expand domestic and international distribution capability, and we believe that sales and marketing expenses will need to be maintained at a healthy level in order to expand our market visibility and optimize the field sales capability of converting new hospital customers to AEM technology. Sales and marketing expenses are expected to increase as we increase our direct sales representatives. In fiscal year 2012, we expect to have 17 direct sales territories and four direct sales managers.

Manufacturing.  We believe that we will be able to achieve major cost reductions, and provide better control over quality and consistency, by producing products on our own. We manufacture our own disposable scissor inserts and are exploring other products that we may manufacture on our own.

Research and Development Expenses.  Research and development expenses are expected to increase to support development of refinements to our AEM product line, which will further expand the instrument options for the surgeon. New refinements to AEM product line are planned for introduction in fiscal year 2012.

Results of Operations

Net sales. Our sales for the fiscal year ended March 31, 2011 (“FY 11”) were $11,616,657, and for the fiscal year ended March 31, 2010 (“FY 10”) our sales were $12,835,768. This represents a decrease of 9.5% in FY 11 from FY 10. The decrease is attributable to weakness in the medical device industry and by business lost from hospitals that stopped using AEM technology. This was partially offset by addition of new hospital accounts in 17 hospitals for AEM technology, which increased the installed base of users of reusable and disposable AEM Surgical Instruments. We benefited from a high customer retention rate and a recurring sales stream from the purchases of replacement instruments in existing accounts. Our retention rate of customers is also very strong due to the fact that there is no directly competing technology to supplant AEM products once a hospital has changed to AEM technology. Sales from replacement AEM products in hospitals represented over 90% of our sales in FY 11.

Gross profit.  Gross profit in FY 11 decreased $653,412, or 8%, to $7,213,400 from $7,866,812 in FY 10, which resulted in a gross margin of 62.1% of net sales for FY 11 and 61.2% of net sales for FY 10. The gross profit margin increase from FY 10 was due to an increase in FY 10 expense to inventory reserve of $95,940 for expected scrap in inventory.

Sales and marketing expenses.  Sales and marketing expenses were $4,241,968 in FY 11, a decrease of $516,182, or 11%, from $4,758,150 in FY 10. The decrease was a result of decreased compensation and commissions, on decreased sales, for our direct sales representatives, decreased commissions, on decreased sales, for our independent sales representatives and decreased outside marketing services. The decrease was partially offset by an increase in public relations and trade shows expense.

General and administrative expenses.  General and administrative expenses were $1,457,138 in FY 11, a decrease of $7,056, or 0.5%, from $1,464,194 in FY 10. The decrease was primarily the result of lower compensation expense. The decrease was partially offset by an increase of outside services expense.

Research and development expenses.  Research and development expenses were $1,464,213 in FY 11, an increase of $125,656 or 9%, from $1,338,557 in FY 10. The increase was a result of an increase in temporary help, consulting services and outside services for the development of new products. The increase was partially offset by a decrease in compensation, inventory usage and tooling.

Net income.  Net income in FY 11 of $4,564 represented a decrease of $260,294 compared to FY 10 net income of $264,858. The decrease is a result of a decrease in sales and gross profit. The decrease was partially offset by a decrease of total operating expenses, as explained above.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock and, in recent years, by operating profits. To date, operating funds totaled $19,783,361 from our inception through March 31, 2011. Our operations provided $196,174 and $466,286 of cash in FY 11 and FY 10, respectively, on sales of $11,616,657 and $12,835,768 in FY 11 and FY 10, respectively. These amounts of cash generated from operations are not indicative of the expected cash to be generated from or used in operations in the fiscal year ending March 31, 2012 (“FY 12”). As of March 31, 2011, we had $120,008 in cash and cash equivalents, and under our eligible receivables and inventory limit, had an additional $1,105,000 available to fund future operations. Working capital was $2,301,650 at March 31, 2011 compared to $2,554,794 at March 31, 2010. The decrease in working capital was caused principally by a shift in debt from long-term line of credit to current liability line of credit. Current liabilities were $1,656,874 at March 31, 2011, compared to $1,365,420 at March 31, 2010. The increase in current liabilities at March 31, 2011 was caused principally by a shift in debt from long-term line of credit to current liability line of credit and was partially decreased by a reduction in accrued compensation.

On November 4, 2009, we signed a second amendment to our credit facility agreement with Silicon Valley Bank, effective November 10, 2009. The terms of the credit facility include a line of credit for $2,000,000 for two years at an interest rate calculated at prime rate plus 1.25%, subject to increase upon a default. Under our original facility, we issued warrants to Silicon Valley Bank to purchase 28,000 shares of our common stock at a per share price of $2.75. As of March 31, 2011, these warrants were still outstanding. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. As of March 31, 2011 and 2010, we had borrowed $435,000 and $350,000 from the credit facility and, under our eligible receivables and inventory limit, had an additional $1,105,000 available to borrow.

We believe that the unique performance of AEM technology and our breadth of independent endorsements provide an opportunity for continued market share growth. We believe that the market awareness of AEM technology and its endorsements is continually improving and that this will benefit sales efforts in FY 12. We believe that we enter FY 12 having achieved improvements in the clinical credibility of our technology. Our FY 12 operating plan is focused on growing sales, increasing gross profits, increasing research and development costs while increasing profits and positive cash flows. We cannot predict with certainty the expected sales, gross profit, net income or loss and usage of cash and cash equivalents for FY 12. We believe that cash resources and borrowing capacity will be sufficient to fund our operations for at least the next twelve months under our current operating plan. If we are unable to manage business operations in line with our budget expectations, it could have a material adverse effect on business viability, financial position, results of operations and cash flows. Further, if we are not successful in sustaining profitability and remaining at least cash flow break-even, additional capital may be required to maintain ongoing operations.

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

Income Taxes

As of March 31, 2011, net operating loss carryforwards totaling approximately $13.3 million were available to reduce taxable income in the future. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in FY 12. We have not paid income taxes since our inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including changes in our ownership. We have established a valuation allowance for the entire amount of our deferred tax asset since inception due to our history of losses. During fiscal years 2011 and 2010, we used our tax loss carryforwards to reduce our taxable income. As a result, no provision for income tax is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed.

Off-Balance Sheet Financing Arrangements

Except as described below, we do not utilize variable interest entities or other off-balance sheet financial arrangements.

We have a commitment under an operating lease for manufacturing equipment with General Electric Capital Corporation. Lease expense under this arrangement for the fiscal years ended March 31, 2011 and 2010 was $101,873 and $101,873, respectively.

We have a commitment for our facility at 6797 Winchester Circle, Boulder, Colorado. Rent expense for our facilities for the fiscal years ended March 31, 2011 and 2010 was $247,264 and $245,925, respectively

Contractual Obligations

We currently lease our facilities at 6797 Winchester Circle, Boulder, Colorado under noncancelable lease agreements through July 31, 2014.  Effective June 1, 2011, we amended our lease to increase square footage by an additional 7,174 square feet.  The minimum total future lease payment, by fiscal year, as of March 31, 2011 is as follows:

Fiscal Year	Amount
2012	263,597
2013	301,469
2014	320,080
2015	108,303
Total	$993,449

Our minimum future equipment lease payments with General Electric Capital Corporation as of March 31, 2011, by fiscal year, are as follows:

Fiscal Year	Amount
2012	101,873
2013	101,873
2014	8,488
Total	$212,234

On November 4, 2009, we signed a second amendment to our credit facility agreement with Silicon Valley Bank (“Silicon”), effective November 10, 2009. The terms of the credit facility include a line of credit for $2,000,000 for two years at an interest rate calculated at Silicon’s prime rate, which was 4% at March 31, 2011, plus 1.25%, subject to increase upon a default. Under our original facility, we issued warrants to Silicon Valley Bank to purchase 28,000 shares of our common stock at a per share price of $2.75 and a maturity date of November 10, 2011. At March 31, 2011, these warrants were still outstanding. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. At March 31, 2011 and 2010, we had borrowed $435,000 and $350,000, respectively, from the credit facility and, under our eligible receivables and inventory limit, had an additional $1,105,000 available to borrow at March 31, 2011. The credit facility requires us to meet certain financial covenants, which we met at March 31, 2011. The credit facility is secured by all goods, accounts receivable, equipment, inventory, contract rights or rights to payment of money, leases, license agreements, franchise agreements, general intangibles, commercial tort claims, documents, instruments, chattel paper, cash, deposit accounts, fixtures, letters of credit rights, securities, and all other investment property, supporting obligations, and financial assets, whether now owned or hereafter acquired, wherever located.

As of March 31, 2011, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Line of credit obligations	$435,000	$435,000	$—	$—	$—
Operating lease obligations	1,205,683	365,470	731,910	108,303	—
Total	$1,640,683	$800,470	$731,910	$108,303	$—

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.  Financial Statements and Supplementary Data

The following financial statements are included in this Report:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Encision Inc.

Boulder, Colorado

We have audited the accompanying balance sheets of Encision Inc. (the “Company”) as of March 31, 2011 and 2010 and the related statements of operations, shareholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Encision Inc. as of March 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP

Greenwood Village, Colorado

June 15, 2011

Encision Inc.

Balance Sheets

	March 31, 2011	March 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$120,008	$113,735
Accounts receivable, net of allowance for doubtful accounts of $9,000 at March 31, 2011 and $12,500 at March 31, 2010	1,160,008	1,286,075
Inventories, net of reserve for obsolescence of $60,000 at March 31, 2011 and $150,940 at March 31, 2010	2,603,873	2,476,823
Prepaid expenses	74,635	43,581
Total current assets	3,958,524	3,920,214
Equipment, at cost:
Furniture, fixtures and equipment	2,253,062	2,004,213
Customer-site equipment	814,357	778,761
Equipment-in-progress	325,575	389,815
Accumulated depreciation	(2,224,371)	(2,024,448)
Equipment, net	1,168,623	1,148,341
Patents, net of accumulated amortization of $157,971 at March 31, 2011 and $143,909 at March 31, 2010	260,097	265,988
Other assets	23,624	24,268
TOTAL ASSETS	$5,410,868	$5,358,811
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$673,538	$684,102
Accrued compensation	261,269	404,789
Other accrued liabilities	287,067	276,529
Line of credit	435,000	—
Total current liabilities	1,656,874	1,365,420
Line of credit	—	350,000
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 6,455,100 shares issued and outstanding at March 31, 2011 and 2010	19,783,361	19,677,322
Accumulated (deficit)	(16,029,367)	(16,033,931)
Total shareholders’ equity	3,753,994	3,643,391
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,410,868	$5,358,811

The accompanying notes to financial statements are an integral part of these statements.

Encision Inc.

Statements of Operations

Years Ended	March 31, 2011	March 31, 2010
NET SALES	$11,616,657	$12,835,768
COST OF SALES	4,403,257	4,968,956
GROSS PROFIT	7,213,400	7,866,812
OPERATING EXPENSES:
Sales and marketing	4,241,968	4,758,150
General and administrative	1,457,138	1,464,194
Research and development	1,464,213	1,338,557
Total operating expenses	7,163,319	7,560,901
OPERATING INCOME	50,081	305,911
Interest expense, net	(47,200)	(42,697)
Other income, net	1,683	1,644
Interest (expense) and other income, net	(45,517)	(41,053)
INCOME BEFORE PROVISION FOR INCOME TAXES	4,564	264,858
Provision for income taxes	—	—
NET INCOME	$4,564	$264,858
Net income per share—basic and diluted	$0.00	$0.04
Weighted average shares—basic	6,455,100	6,455,100
Weighted average shares—diluted	6,464,795	6,464,094

The accompanying notes to financial statements are an integral part of these statements.

Encision Inc.

Statements of Shareholders’ Equity

	Shares of Common Stock	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
BALANCES AT MARCH 31, 2009	6,455,100	$19,559,626	$(16,298,789)	$3,260,837
Net income	—	—	264,858	264,858
Compensation expense related to stock options	—	117,696	—	117,696
BALANCES AT MARCH 31, 2010	6,455,100	$19,677,322	$(16,033,931)	$3,643,391
Net income	—	—	4,564	4,564
Compensation expense related to stock options	—	106,039	—	106,039
BALANCES AT MARCH 31, 2011	6,455,100	$19,783,361	$(16,029,367)	$3,753,994

The accompanying notes to financial statements are an integral part of these statements.

Encision Inc.

Statements of Cash Flows

Years Ended	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net income	$4,564	$264,858
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	260,510	237,974
Stock-based compensation expense related to stock options	106,039	117,696
Stock-based interest expense related to warrants	—	7,680
Provision for doubtful accounts, net change	(3,500)	3,500
Provision for inventory obsolescence, net change	(90,940)	95,940
Change in operating assets and liabilities:
Accounts receivable	129,567	(25,824)
Inventories	(36,110)	(68,165)
Prepaid expenses and other assets	(30,410)	(14,483)
Accounts payable	(10,564)	(61,036)
Accrued compensation and other accrued liabilities	(132,982)	(91,854)
Net cash provided by operating activities	196,174	466,286
Cash flows from investing activities:
Acquisition of property and equipment	(266,730)	(531,165)
Patent costs	(8,171)	(65,102)
Net cash used in investing activities	(274,901)	(596,267)
Cash flows from financing activities:
Borrowings from credit facility	85,000	159,058
Net cash provided by financing activities	85,000	159,058
Net increase in cash and cash equivalents	6,273	29,077
Cash and cash equivalents, beginning of fiscal year	113,735	84,658
Cash and cash equivalents, end of fiscal year	$120,008	$113,735

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$35,069	$21,896

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

We have an accumulated deficit of $16,029,367 at March 31, 2011. Operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock, stock-based expense related to stock options and, in recent years, by operating profits. Our liquidity has diminished because of prior years’ operating losses, and we may be required to seek additional capital in the future.

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

Fair Value of Financial Instruments.  Our financial instruments consist of cash and cash equivalents and short-term trade receivables, payables and line of credit. The carrying values of cash and cash equivalents, short-term receivables and payables and line of credit approximate their fair value due to their short maturities.

Concentration of Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents, accounts receivable, accounts payable and line of credit. The carrying value of all financial instruments approximates fair value. The amount of cash on deposit with financial institutions does not exceed the $250,000 federally insured limit at March 31, 2011. However, we believe that in the event that cash on deposit exceeds $250,000, the financial institutions are financially sound and the risk of loss is minimal.

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

A summary of the activity in our allowance for doubtful accounts is as follows:

Years Ended	March 31, 2011	March 31, 2010
Balance, beginning of year	$12,500	$9,000
Provision for estimated losses	(3,500)	3,500
Write-off of uncollectible accounts	—	—
Balance, end of year	$9,000	$12,500

The net accounts receivable balance at March 31, 2011 of $1,160,008 included no more than 13% from any one customer. The net accounts receivable balance at March 31, 2010 of $1,286,075 included no more than 4% from any one customer.

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

Years Ended	March 31, 2011	March 31, 2010
Balance, beginning of year	$50,000	$50,000
Provision for estimated warranty claims	(11,974)	27,751
Claims made	(13,026)	(27,751)
Balance, end of year	$25,000	$50,000

Inventories.  Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At March 31, 2011 and 2010, inventory consisted of the following:

	March 31, 2011	March 31, 2010
Raw materials	$1,576,706	$1,518,737
Finished goods	1,087,167	1,109,026
Total gross inventories	2,663,873	2,627,763
Less reserve for obsolescence	(60,000)	(150,940)
Total net inventories	$2,603,873	$2,476,823

A summary of the activity in our inventory reserve for obsolescence is as follows:

Years Ended	March 31, 2011	March 31, 2010
Balance, beginning of year	$150,940	$55,000
Provision for estimated obsolescence	6,355	112,213
Write-off of obsolete inventory	(97,295)	(16,273)
Balance, end of year	$60,000	$150,940

Property and Equipment.  Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally three to seven years. We use the straight-line method of depreciation for property and equipment. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized. Depreciation expense for the years ended March 31, 2011 and 2010 was $246,447 and $223,060, respectively.

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

Patents.  The costs of applying for patents are capitalized and amortized on a straight-line basis over the lesser of the patent’s economic or legal life (20 years from the date of application in the United States). Capitalized costs are expensed if patents are not issued. We review the carrying value of our patents periodically to determine whether the patents have continuing value and such reviews could result in the conclusion that the recorded amounts have been impaired. A summary of our patents at March 31, 2011 and 2010 is as follows:

	March 31, 2011	March 31, 2010
Patents issued	$215,801	$215,801
Accumulated amortization	(157,971)	(143,909)
Patents issued, net of accumulated amortization	57,830	71,892
Patent applications	202,267	194,096
Total net patents	$260,097	$265,988

Accrued Liabilities.  At March 31, 2011, we have accrued $25,000 related to warranty claims, $24,277 related to sales commissions, $20,087 related to rent normalization and $113,765 related to severance pay, and included these amounts in accrued liabilities in the accompanying balance sheet at March 31, 2011. At March 31, 2010, we had accrued $50,000 related to warranty claims, $44,397 related to sales commissions, $9,948 related to rent normalization and $108,258 related to severance pay, and included these amounts in accrued liabilities in the accompanying balance sheet at March 31, 2010.

Income Taxes.  We account for income taxes under the provisions of ASC Topic 740, “Accounting for Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. ASC 740 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized. During fiscal years 2011 and 2010, we used our tax loss carryforwards to reduce our taxable income. As a result, no provision for income tax is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed (Note 5).

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

The cumulative effect of adopting ASC 740 on April 1, 2007 has been recorded net in deferred tax assets, which resulted in no ASC 740 liability on the balance sheet. The total amount of unrecognized tax benefits as of the date of adoption was zero. There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit the Company’s tax returns from fiscal year ended March 31, 1996 through the current period. Our policy is to account for income tax related interest and penalties in income tax expense in the statement of operations. There have been no income tax related interest or penalties assessed or recorded. Because the Company has provided a full valuation allowance on all of its deferred tax assets, the adoption of ASC 740 had no impact on our effective tax rate.

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

Advertising Costs.  We expense advertising costs as incurred. Advertising expense for the years ended March 31, 2011 and 2010 was minimal.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our statement of operations for fiscal years 2011 and 2010 included compensation expense for share-based payment awards granted prior to, but not yet vested as of March 31, 2011, based on the grant date fair value. Compensation expense for all share-based payment is recognized using the straight-line, single-option method. As stock-based compensation expense recognized in the accompanying statement of operations for fiscal years 2011 and 2010 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Stock-based compensation expense recognized under ASC 718 for fiscal years 2011 and 2010 was $106,039 and $117,696, respectively, which consisted of stock-based compensation expense related to director and employee stock options.

Stock-based compensation expense related to employee stock options under ASC 718 for fiscal years 2011 and 2010 was allocated as follows:

Years Ended	March 31, 2011	March 31, 2010
Cost of sales	$3,238	$3,240
Sales and marketing	13,073	21,872
General and administrative	74,735	74,942
Research and development	14,993	17,642
Stock-based compensation expense	$106,039	$117,696

Segment Reporting.  We have concluded that we have one operating segment.

Basic and Diluted Income per Common Share.  Net income per share is calculated in accordance with ASC Topic 260, “Earnings Per Share” (“ASC 260”). Under the provisions of ASC 260, basic net income per common share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing the net income for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. The shares used in the calculation of dilutive potential common shares exclude options to purchase shares where the exercise price was greater than the average market price of common shares for fiscal year 2011.

The following table presents the calculation of basic and diluted net income (loss) per share:

Years Ended	March 31, 2011	March 31, 2010
Net income	$4,564	$264,858
Weighted-average shares — basic	6,455,100	6,455,100
Effect of dilutive potential common shares	9,695	8,994
Weighted-average shares — diluted	6,464,795	6,464,094
Net income per share — basic	$0.00	$0.04
Net income per share — diluted	$0.00	$0.04
Antidilutive employee stock options	575,305	561,006

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

Under ASC 718, the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of financial information in accordance with ASC 718. The use of a Black-Scholes model requires the use of actual employee exercise behavior data and the use of a number of assumptions including expected volatility, risk-free interest rate and expected dividends. Employee stock options for 50,000 and 265,000 shares of stock were granted during fiscal years 2011 and 2010, respectively.

As of March 31, 2011, $307,000 of total unrecognized compensation costs related to nonvested stock is expected to be recognized over a period of five years. The assumptions for employee stock options are summarized as follows:

Years Ended	March 31, 2011	March 31, 2010
Risk-free interest rate	1.4% to 2.0%	1.9% to 2.7%
Expected life (in years)	5.0	5.0
Expected volatility	93% to 98%	47% to 91%
Expected dividend	0%	0%

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

The total fair value of options granted was computed to be approximately $30,842 and $299,010, for the fiscal years ended March 31, 2011 and 2010, respectively. For disclosure purposes, these amounts are amortized ratably over the vesting periods of the options. Effects of stock-based compensation, net of the effect of forfeitures, totaled $106,039 and $117,696 for fiscal years 2011 and 2010, respectively.

The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the use of assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options. A summary of our stock option activity and related information for each of the fiscal years ended March 31, 2011 and 2010 is as follows:

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT MARCH 31, 2009	570,000	$2.33
Granted	265,000	1.64
Forfeited/expired	(265,000)	2.89
BALANCE AT MARCH 31, 2010	570,000	$1.74
Granted	50,000	0.84
Forfeited/expired	(35,000)	2.56
BALANCE AT MARCH 31, 2011	585,000	$1.62

The following table summarizes information about employee stock options outstanding and exercisable at March 31, 2011:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$0.60 - $1.60	255,000	3.2	$1.18	91,174	$1.25
$1.65 - $2.20	290,000	2.9	$1.76	124,371	$1.83
$3.38 - $3.38	40,000	0.1	$3.38	39,534	$3.38
	585,000	2.9	$1.62	255,079	$1.86

Of the 585,000 options outstanding as of March 31, 2011, 550,000 are nonqualified stock options and 35,000 are incentive stock options. The exercise price of all options granted through March 31, 2011 has been equal to or greater than the fair market value, as determined by our Board of Directors or based upon publicly quoted market values of our common stock on the date of the grant. As of March 31, 2011, options for 155,000 shares of our common stock remain available for grant under the Plan.

As disclosed in Note 4, we have outstanding warrants to purchase 28,000 shares of common stock at a per share price of $2.75 and a maturity date of November 10, 2011.

4. Commitments and Contingencies

We currently lease our facilities at 6797 Winchester Circle, Boulder, Colorado under noncancelable lease agreements through July 31, 2014.  Effective June 1, 2011, we amended our lease to increase square footage by an additional 7,174 square feet.  The minimum total future lease payment, by fiscal year, as of March 31, 2011 is as follows:

Fiscal Year	Amount
2012	263,597
2013	301,469
2014	320,080
2015	108,303
Total	$993,449

Our minimum future equipment lease payments with General Electric Capital Corporation as of March 31, 2011, by fiscal year, are as follows:

Fiscal Year	Amount
2012	101,873
2013	101,873
2014	8,488
Total	$212,234

Rent expense for our facilities for the fiscal years ended March 31, 2011 and 2010 was $247,264 and $245,925, respectively. Rent expense for our equipment for the fiscal years ended March 31, 2011 and 2010 was $101,873 and $101,873, respectively.

On November 4, 2009, we signed a second amendment to our credit facility agreement with Silicon Valley Bank (“Silicon”), effective November 10, 2009. The terms of the credit facility include a line of credit for $2,000,000 for two years at an interest rate calculated at Silicon’s prime rate, which was 4% at March 31, 2011, plus 1.25%, subject to increase upon a default. Under our original facility, we issued warrants to Silicon Valley Bank to purchase 28,000 shares of our common stock at a per share price of $2.75 and a maturity date of November 10, 2011. At March 31, 2011, these warrants were still outstanding. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. At March 31, 2011 and 2010, we had borrowed $435,000 and $350,000, respectively, from the credit facility and, under our eligible receivables and inventory limit, had an additional $1,105,000 available to borrow at March 31, 2011. The credit facility requires us to meet certain financial covenants, which we met at March 31, 2011. The credit facility is secured by all goods, accounts receivable, equipment, inventory, contract rights or rights to payment of money, leases, license agreements, franchise agreements, general intangibles, commercial tort claims, documents, instruments, chattel paper, cash, deposit accounts, fixtures, letters of credit rights, securities, and all other investment property, supporting obligations, and financial assets, whether now owned or hereafter acquired, wherever located.

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine our and their compliance with these regulations. As of March 31, 2011, we believe we were in substantial compliance with all known regulations. FDA inspections are conducted periodically at the discretion of the FDA. We were last inspected in November 2009 and were notified of six potential deficiencies from that inspection, none of which we believe to be material.

Our obligation with respect to employee severance benefits is minimized by the “at will” nature of the employee relationships. Our total obligation as of March 31, 2011 with respect to contingent severance benefit obligations is less than $150,000.

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

Income tax provision (benefit) for income taxes is summarized below:

Years Ended	March 31, 2011	March 31, 2010
Current:
Federal	$—	$—
State	—	—
Total current	—	—
Deferred:
Federal	452,000	304,000
State	47,000	31,000
Total deferred	499,000	335,000
Valuation allowance	(499,000)	(335,000)
Total	$—	$—

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

Years Ended	March 31, 2011	March 31, 2010
Federal statutory rate	$2,000	$90,000
Effect of:
State taxes, net of federal tax benefit	—	9,000
Other	54,000	60,000
Valuation allowance	(56,000)	(159,000)
Total	$—	$—

The components of the deferred tax asset are as follows:

Years Ended	March 31, 2011	March 31, 2010
Credits and net operating loss carryforwards	$4,908,000	$5,360,000
Other	87,000	134,000
Gross deferred tax assets	4,995,000	5,494,000
Valuation allowance	(4,995,000)	(5,494,000)
Total deferred tax assets	$—	$—

We believe that based on all available evidence, it is more likely than not that the deferred tax assets will not be fully realized. Accordingly, a valuation allowance has been recorded against the deferred tax asset.

As of March 31, 2011, we had approximately $13.3 million of net operating loss carryovers for tax purposes. Additionally, we have approximately $156,000 of research and development tax credits available to offset future federal income taxes. The net operating loss and credit carryovers begin to expire in the fiscal year ended March 31, 2012. In the fiscal years ended March 31, 2012 and 2013, net operating losses of approximately $3,000,000 and $3,500,000, respectively, will begin to expire if sufficient taxable income is not available to use them. In fiscal years ended after March 31, 2013, net operating losses expire at various dates through March 31, 2029. Our net operating loss carryovers at March 31, 2011 include $582,000 in income tax deductions related to stock options which will be tax effected and the benefit will be reflected as a credit to additional paid-in capital when realized. As such, these deductions are not reflected in our deferred tax assets. The Internal Revenue Code contains provisions, which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests.

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

7. Major Customers/Suppliers

We depend on sales that are generated from hospitals’ ongoing usage of AEM surgical instruments. In fiscal year 2011, we generated sales from over 350 hospitals that have changed to AEM products, but no hospital customer contributed more than 3% to the total sales. Approximately 70% of the new hospital accounts in fiscal year 2011 and 30% in fiscal year 2010 were from hospitals affiliated with group purchasing organizations, Novation, Premier, Broadlane and HealthTrust. Our agreement with Premier ends June 30, 2011 and we have notified them that we will not be participating in bidding for a further extension of the agreement. In fiscal year 2011, we depended upon one vendor for approximately 13% of our purchases.

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

9. Related Party Transaction

We paid consulting fees of $60,946 and $60,126 to an entity owned by one of our directors in fiscal years 2011 and 2010, respectively.

We have an employment agreement with Roger C. Odell, an executive officer. In the event that the agreement is terminated, Mr. Odell is entitled, for a period of one year, to receive benefits and severance pay at the rate of his annual salary as of the date of termination, payable in equal monthly amounts. We have accrued a liability of $113,765 and $108,258 at March 31, 2011 and 2010, respectively.

10. Quarterly Results (Unaudited)

(In thousands, except per share amounts)

Quarter Ended	Mar. 31, 2011	Dec. 31, 2010	Sep. 30, 2010	June 30, 2010	Mar. 31, 2010	Dec. 31, 2009	Sep. 30, 2009	June 30, 2009
Net sales	$2,921	$2,917	$2,866	$2,913	$3,186	$3,260	$3,216	$3,174
Gross profit	$1,714	$1,821	$1,834	$1,845	$1,881	$2,009	$1,945	$2,032
Operating income (loss)	$45	$247	$(133)	$(109)	$(94)	$160	$62	$178
Net income (loss)	$35	$234	$(145)	$(119)	$(94)	$149	$46	$163
Net income (loss) per share—basic and diluted	$0.01	$0.04	$(0.02)	$(0.02)	$(0.01)	$0.02	$0.01	$0.03

Quarterly net income (loss) per share may not equal the annual reported amounts due to rounding of the numbers.

11. Recent Developments

On January 21, 2011, we and Boston Scientific Corporation (“BSC”) entered into a Development, License and Non-Commercial Supply Agreement (the “Agreement”), whereby we (i) will perform development services for BSC for the development of electrosurgical instruments (the “Developed Products”), (ii) grant a non-exclusive, worldwide, royalty-free, irrevocable and perpetual license to BSC for the use of our AEM technology and other intellectual property developed by us in connection with the Agreement (collectively, the “Licensed IP”) to the extent the Licensed IP is incorporated into or necessary for the manufacture, use or sale of the Developed Products, and (iii) we will manufacture and supply BSC with the Developed Products pursuant to the terms of the Agreement. The initial term the Agreement commences on January 21, 2011 (the “Effective Date”) and will continue until the later of two years from the Effective Date or the expiration of sixty (60) business days after the termination of the last effective Statement of Work under the Agreement. We and BSC may mutually agree in writing to extend the term for additional one-year periods prior to the expiration of the then current term. In consideration for the license of the Licensed IP, BSC has paid us a one-time license fee. In addition, if BSC decides to commercialize the Developed Products, BSC will pay us a one-time commercialization license fee plus a negotiated royalty fee. For development services, BSC has and will pay us for services actually rendered on an hourly basis in accordance with the Agreement and the applicable Statement of Work. If BSC decides to commercialize the Developed Products with us pursuant to the Agreement, BSC and we will negotiate in good faith for the consideration to be paid to us for the supply of the Developed Product. The Agreement is subject to early termination by either party pursuant to the terms of the Agreement. Pursuant to the Agreement, each party agrees to indemnify the other party against losses relating to the material breach of the Agreement or the other party’s negligence. For the year ended March 31, 2011, we received a minimal amount of fees from this agreement.

12. Subsequent Events

Management evaluated all activity of us and concluded that, except for the event that follows, no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Effective June 1, 2011, we amended our lease on our facilities at 6797 Winchester Circle, Boulder, Colorado to increase square footage by an additional 7,174 square feet. Our lease and amendments to the lease expire July 31, 2014.

Item 9      Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment of internal control over financial reporting, management has concluded that, as of March 31, 2011, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes In Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9 B. Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement for its 2011 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2011.

Item 11.   Executive Compensation

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement for its 2011 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2011.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement for its 2011 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2011.

The following table summarizes certain information regarding our equity compensation plan as of March 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders	585,000	$1.62	155,000
Equity compensation plans not approved by security holders	—	—	—
Total	585,000	$1.62	155,000

(1) Shares available under the 2007 Stock Option Plan.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement for its 2011 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2011.

Item 14.   Principal Accountant Fees and Services

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement for its 2011 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2011.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

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

10.4*  Development, License, and Non-Commercial Supply Agreement dated January 19, 2011 between Encision Inc. and Boston Scientific Corporation.

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

Dated: June 15, 2011.	ENCISION INC.

	By:	/s/ Marcia K. McHaffie

Marcia K. McHaffie
Controller
Principal Accounting Officer & Principal Financial Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Marcia K. McHaffie	June 15, 2011
Marcia K. McHaffie
Controller
Principal Accounting Officer & Principal Financial Officer

/s/ Bruce L. Arfmann	June 15, 2011
Bruce L. Arfmann
Director

/s/ Robert H. Fries	June 15, 2011
Robert H. Fries
Director

/s/ Vern D. Kornelsen	June 15, 2011
Vern D. Kornelsen
Director

/s/ Ruediger Naumann-Etienne	June 15, 2011
Ruediger Naumann-Etienne
Director

/s/ John R. Serino	June 15, 2011
John R. Serino
President and CEO
Principal Executive Officer
Director

/s/ David W. Newton	June 15, 2011
David W. Newton
Vice President - Technology
Director

/s/ Roger C. Odell	June 15, 2011
Roger C. Odell
Chairman of the Board and Vice-President — Business Development
Director