Form 10-Q
period 2011-06-30
ENCISION INC
filed 2011-08-04
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	6,455,100 Shares
(Class)	(outstanding at June 30, 2011)

ENCISION INC.

FORM 10-Q

For the Three Months Ended June 30, 2011

PART I                  FINANCIAL INFORMATION

ITEM 1   –    CONDENSED INTERIM FINANCIAL STATEMENTS

Encision Inc.

Condensed Balance Sheets

(unaudited)

	June 30, 2011	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$188,177	$120,008
Accounts receivable, net of allowance for doubtful accounts of $8,000 at June 30, 2011 and $9,000 at March 31, 2011	1,158,984	1,160,008
Inventories, net of reserve for obsolescence of $40,000 at June 30, 2011 and $60,000 at March 31, 2011	2,692,967	2,603,873
Prepaid expenses	143,985	74,635
Total current assets	4,184,113	3,958,524
Equipment, at cost:
Furniture, fixtures and equipment	2,748,047	2,578,637
Customer-site equipment	814,357	814,357
Accumulated depreciation	(2,284,439)	(2,224,371)
Equipment, net	1,277,965	1,168,623
Patents, net of accumulated amortization of $161,192 at June 30, 2011 and $157,971 at March 31, 2011	266,857	260,097
Other assets	18,106	23,624
TOTAL ASSETS	$5,747,041	$5,410,868
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$755,371	$673,538
Accrued compensation	287,561	261,269
Other accrued liabilities	312,536	287,067
Line of credit	635,000	435,000
Total current liabilities	1,990,468	1,656,874
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 6,455,100 shares issued and outstanding	19,806,444	19,783,361
Accumulated (deficit)	(16,049,871)	(16,029,367)
Total shareholders’ equity	3,756,573	3,753,994
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,747,041	$5,410,868

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

Three Months Ended	June 30, 2011	June 30, 2010
NET REVENUE:
Product	$2,833,205	$2,863,933
Service	350,789	48,688
Total Revenue	3,183,994	2,912,621
COST OF REVENUE:
Product	1,260,674	1,023,491
Service	144,193	44,802
Total Cost of Revenue	1,404,867	1,068,293
GROSS PROFIT	1,779,127	1,844,328
OPERATING EXPENSES:
Sales and marketing	1,037,570	1,185,808
General and administrative	418,789	395,907
Research and development	330,592	371,971
Total operating expenses	1,786,951	1,953,686
OPERATING LOSS	(7,824)	(109,358)
Interest expense, net	(13,012)	(9,959)
Other income, net	332	521
Interest and other income, net	(12,680)	(9,438)
LOSS BEFORE PROVISION FOR INCOME TAXES	(20,504)	(118,796)
Provision for income taxes	—	—
NET LOSS	$(20,504)	$(118,796)
Net loss per share—basic and diluted	$0.00	$(0.02)
Weighted average shares—basic and diluted	6,455,100	6,455,100

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Cash Flows

(Unaudited)

Three Months Ended	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net loss	$(20,504)	$(118,796)
Adjustments to reconcile loss to net cash provided by operating activities:
Depreciation and amortization	63,289	63,766
Stock-based compensation expense related to stock options	23,083	26,300
Provision for doubtful accounts, net	(1,000)	(500)
Provision for inventory obsolescence, net	(20,000)	(100,940)
Change in operating assets and liabilities:
Accounts receivable	2,024	252,087
Inventories	(69,094)	(63,008)
Prepaid expenses and other assets	(63,832)	(59,562)
Accounts payable	81,833	(50,205)
Accrued compensation and other accrued liabilities	51,761	(73,619)
Net cash provided by (used in) operating activities	47,560	(124,477)
Cash flows from investing activities:
Acquisition of property and equipment	(169,410)	(134,321)
Patent costs	(9,981)	(156)
Net cash (used in) investing activities	(179,391)	(134,477)
Cash flows from financing activities:
Borrowings from credit facility	200,000	300,000
Net cash provided by financing activities	200,000	300,000
Net increase in cash and cash equivalents	68,169	41,046
Cash and cash equivalents, beginning of period	120,008	113,735
Cash and cash equivalents, end of period	$188,177	$154,781

The accompanying notes to financial statements are an integral part of these condensed statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2011

(Unaudited)

Note 1.   ORGANIZATION AND NATURE OF BUSINESS

Encision Inc. is a medical device company that designs, develops, manufactures and markets patented surgical instruments that provide greater safety to patients undergoing minimally-invasive surgery. We believe that our patented AEM® (Active Electrode Monitoring) surgical instrument technology is changing the marketplace for electrosurgical devices and instruments by providing a solution to a patient safety risk in laparoscopic surgery. Our sales to date have been made principally in the United States.

We have an accumulated deficit of $16,049,871 at June 30, 2011. Operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock and, in recent years, by operating profits. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital in the future. There are no assurances that additional capital will be available to us on terms acceptable to us, or at all.

Our strategic marketing and sales plan is designed to expand the use of our products in surgically active hospitals in the United States.

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  The condensed interim financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, filed on June 15, 2011.

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

Concentration of Credit Risk.  Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents, accounts receivable, accounts payable and a line of credit. The amount of cash on deposit with financial institutions does not exceed the $250,000 federally insured limit at June 30, 2011. However, we believe that in the event that cash on deposit exceeds $250,000, the financial institutions are financially sound and the risk of loss is minimal.

We have no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. We maintain the majority of our cash balances with one financial institution in the form of demand deposits.

Accounts receivable are typically unsecured and are derived from transactions with and from entities in the healthcare industry primarily located in the United States. Accordingly, we may be exposed to credit risk generally associated with the healthcare industry. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The net accounts receivable balance at June 30, 2011 of $1,158,984 included 21% from one customer. The net accounts receivable balance at March 31, 2011 of $1,160,008 included 13% from one customer.

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

Inventories.  Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At June 30, 2011 and March 31, 2011, inventory consisted of the following:

	June 30, 2011	March 31, 2011
Raw materials	$1,821,823	$1,576,706
Finished goods	911,144	1,087,167
Total gross inventories	2,732,967	2,663,873
Less reserve for obsolescence	(40,000)	(60,000)
Total net inventories	$2,692,967	$2,603,873

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

Income Taxes.  We account for income taxes under the provisions of FASB Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. ASC 740 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized. As a result, no provision for income tax is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. We are required to make many subjective assumptions and judgments regarding our income tax exposures. At June 30, 2011, we had no unrecognized tax benefits which would affect the effective tax rate if recognized and had no accrued interest or penalties related to uncertain tax positions.

Revenue Recognition.  Revenue from product sales are recorded when we ship the product and title has passed to the customer, provided that we have evidence of a customer arrangement and can conclude that collection is probable. Our shipping policy is FOB Shipping Point. We recognize revenue from sales to stocking distributors when there is no right of return, other than for normal warranty claims. We have no ongoing obligations related to product sales, except for normal warranty obligations.

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

Stock-based compensation expense recognized under ASC 718 for the three months ended June 30, 2011 and 2010 was $23,083 and $26,300, respectively, which consisted of stock-based compensation expense related to grants of employee stock options.

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended
	June 30, 2011	June 30, 2010
Net loss	$(20,504)	$(118,796)
Weighted-average shares — basic	6,455,100	6,455,100
Effect of dilutive potential common shares	—	—
Weighted-average shares — diluted	6,455,100	6,455,100
Net loss per share — basic	$0.00	$(0.02)
Net loss per share — diluted	$0.00	$(0.02)
Antidilutive employee stock options	585,000	570,000

Note 4.   COMMITMENTS AND CONTINGENCIES

We currently lease our facilities at 6797 Winchester Circle, Boulder, Colorado under noncancelable lease agreements through July 31, 2014. The minimum future lease payment, by fiscal year, as of June 30, 2011 is as follows:

Fiscal Year	Amount
2012 (nine months remaining)	$197,698
2013	301,469
2014	320,080
2015	108,303
Total	$927,550

Our minimum future equipment lease payments with General Electric Capital Corporation as of June 30, 2011, by fiscal year, are as follows:

Fiscal Year	Amount
2012 (nine months remaining)	$76,405
2013	101,873
2014	8,488
Total	$186,766

On November 4, 2009, we signed a second amendment to our credit facility agreement with Silicon Valley Bank (“Silicon”), effective November 10, 2009. The terms of the credit facility include a line of credit for $2,000,000 for two years at an interest rate calculated at Silicon’s prime rate, which was 4% at June 30, 2011, plus 1.25%, subject to increase upon a default. The credit facility is secured by any and all of our properties, rights and assets. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. The credit facility requires us to meet certain financial covenants. At June 30, 2011 we were in compliance with our financial covenants. At June 30, 2011, we had borrowed $635,000 from the credit facility and, under our eligible receivables and inventory limit, had an additional $867,000 available to borrow. We intend to enter into a new credit facility agreement prior to the expiration of the current credit facility.

Aside from the operating leases and credit facility commitments, we do not have any material contractual commitments requiring settlement in the future.

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine compliance with these regulations. We believe that we were in substantial compliance with all known regulations as of June 30, 2011. FDA inspections are conducted periodically at the discretion of the FDA. Our latest inspection by the FDA occurred in November 2009.

Note 5.   SHARE-BASED COMPENSATION

The provisions of ASC 718-10-55 requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options, based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases for the three months ended June 30, 2011 and 2010, which was allocated as follows:

	Three Months Ended
	June 30, 2011	June 30, 2010
Cost of sales	$810	$823
Sales and marketing	2,771	3,268
General and administrative	16,581	18,487
Research and development	2,921	3,722
Stock-based compensation expense	$23,083	$26,300

The Black-Scholes model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk-free interest rate and expected dividends. No stock options were granted during the three months ended June 30, 2011.

As of June 30, 2011, $255,000 of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over a period of five years.

Note 6.   RELATED PARTY TRANSACTION

We paid consulting fees of $17,960 and $17,110, respectively to an entity owned by one of our directors during the three months ended June 30, 2011 and 2010.

Note 7.   SUBSEQUENT EVENTS

We evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosed in the notes to our financial statements.

ITEM 2   -   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this section on Management’s Discussion and Analysis are not historical facts, including statements about our strategies and expectations with respect to new and existing products, market demand, acceptance of new and existing products, marketing efforts, technologies and opportunities, market and industry segment growth, and return on investments in products and markets. These statements are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward looking statements. All forward looking statements in this section on Management’s Discussion and Analysis are based on information available to us on the date of this document, and we assume no obligation to update such forward looking statements. Readers of this Form 10-Q are strongly encouraged to review the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended March 31, 2011.

General

Encision Inc., a medical device company based in Boulder, Colorado, has developed and launched innovative technology that is emerging as a standard of care in minimally-invasive surgery. We believe that our patented AEM® (Active Electrode Monitoring) surgical instruments are changing the marketplace for electrosurgical devices and laparoscopic instruments by providing a solution to a well documented patient safety risk in laparoscopic surgery.

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

We have focused our marketing strategies to date on expanding the market awareness of the AEM technology and our broad independent endorsements and have continued efforts to improve and expand the AEM product line. Accordingly, we are currently focusing on updating our accepted AEM instruments to include ergonomics and user functionalities for which surgeons have been expressing a preference. We plan to introduce new additions to the AEM product line in fiscal year 2012.

When a hospital changes to AEM technology, we receive recurring revenue from sales of replacement instruments. We believe that there is no directly competing technology to supplant AEM products once a hospital switches to our products. The replacement market of reusable and disposable AEM products in hospitals that use our AEM technology represented over 90% of our sales during the three months ended June 30, 2011. This sales stream is expected to grow as the base of hospitals that switch to AEM technology continues to grow. In addition, we intend to develop disposable versions of more of our AEM products in order to meet market demands and expand our sales opportunities.

We have an accumulated deficit of $16,049,871 at June 30, 2011. Operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock and, in recent years, by operating profits. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital in the future.

During the three months ended June 30, 2011, we provided $47,560 of cash from our operations and used $169,410 for investments in property and equipment. As of June 30, 2011, we had $188,177 in cash and cash equivalents available to fund future operations, an increase of $68,169 from March 31, 2011. As of June 30, 2011, we borrowed $635,000 from our $2,000,000 amended credit facility, an increase of $200,000 from March 31, 2011. Our working capital was $2,193,645 at June 30, 2011 compared to $2,301,650 at March 31, 2011.

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

After the launch of this line of AEM instruments over the past six years, we continue our focus on developing next generation versions of our AEM instruments to better meet market demands, particularly the demand for improved ergonomics and simplified user functionalities. This strategy coincides with the independent endorsements of our AEM technology and the recommendations from the malpractice insurance and medicolegal communities.

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

We believe that the unique performance of the AEM technology and our breadth of independent endorsements provide an opportunity for continued market share growth. In our view, market awareness and awareness of the clinical credibility of the AEM technology, as well as awareness of our endorsements, are continually improving, and we expect this awareness to benefit our sales efforts for the remainder of fiscal year 2012. Our objectives in the remainder of fiscal year 2012 are to maintain expense controls while optimizing sales execution, to expand market awareness of the AEM technology and to maximize the number of additional hospital accounts switching to AEM instruments while retaining existing hospital customers. In addition, acceptance of AEM products depends on surgeons’ preference for our instruments, which depends on factors such as ergonomics and ease of use in addition to the technological and safety advantagesof AEM products. If surgeons prefer other instruments to our instruments, our business results will suffer.

Possibility of Operating Losses:  We have an accumulated deficit of $16,049,871 at June 30, 2011. Operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock and, in recent years, by operating profits. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital in the future. We have made strides toward improving our operating results but due to the ongoing need to develop, optimize and train our direct sales managers and the independent sales representative network, the need to support the development of refinements to our product line, and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to raise additional capital.

Revenue Growth:  Our product revenue growth has decreased from weakness in the medical device industry as a result of a decrease in the number of laparoscopic procedures. We expect to generate increased product revenue in the U.S. from sales to new hospital customers and from expanded sales in existing hospitals as the medical device industry stabilizes and our network of direct and independent sales representatives becomes more efficient. We believe that the visibility and credibility of the independent clinical endorsements for AEM technology will contribute to new hospital accounts and increased product revenue in fiscal year 2012. We also expect to increase market share through promotional programs of placing our AEM monitors at no charge into hospitals that commit to standardize AEM instruments. However, all of these efforts to increase market share and grow product revenue will depend in part on our ability to expand the efficiency and effective coverage range of our direct and independent sales representatives.

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

Gross Profit and Gross Margins:  Gross profit and gross margins can be expected to fluctuate from quarter to quarter as a result of product sales mix, sales volume and development revenue. Gross margins on products manufactured or assembled by us are expected to improve at higher levels of production and sales.

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

Results of Operations

For the three months ended June 30, 2011 compared to the three months ended June 30, 2010.

Product Revenue.  Product revenue for the quarter ended June 30, 2011 was $2,833,205 compared to $2,863,933 for the quarter ended June 30, 2010, a decrease of 1%. The decrease is attributable to weakness in the medical device industry and by business lost from hospitals that stopped using AEM technology. This was partially offset by addition of new hospital accounts. We opened six new hospital accounts for AEM technology in the three months ended June 30, 2011 and 2010.

Service Revenue.  Service revenue for the quarter ended June 30, 2011 was $350,789 compared to $48,688 for the quarter ended June 30, 2010, an increase of 620%. Service revenue represents licensing, design and development service revenue from our agreement with Intuitive Surgical, Inc. and our agreement, which began in the fourth quarter of our fiscal year ended March 31, 2011, with Boston Scientific Corporation.

Gross profit.  Product gross profit for the quarter ended June 30, 2011 of $1,572,531 represented a decrease of 15% from gross profit of $1,840,442 for the quarter ended June 30, 2010. Gross profit as a percentage of sales (gross margins) decreased from 64.3% for the quarter ended June 30, 2010 to 55.5% for the quarter ended June 30, 2011. The gross profit margin decrease from the first quarter of fiscal year 2011 was due to a planned manufacturing slowdown that resulted in higher product unit costs, principally of our disposable scissor inserts, and a slight increase, as a percentage of sales, of lower gross margin sales. Service gross profit for the quarter ended June 30, 2011 of $206,596 represented an increase of $202,710 from gross profit of $3,886 for the quarter ended June 30, 2010. Service gross profit increase was a result, primarily, of our agreement ,which began in the fourth quarter of our fiscal year ended March 31, 2011, with Boston Scientific Corporation.

Sales and marketing expenses.  Sales and marketing expenses of $1,037,570 for the quarter ended June 30, 2011 represented a decrease of 13% from sales and marketing expenses of $1,185,808 for the quarter ended June 30, 2010. The decrease was the result of decreased compensation of our direct sales representatives, as a result of a decrease in direct sales representatives, a reclassification of one person from our sales classification into our general and administrative classification, decreased commissions for independent sales representatives and decreased outside services for marketing. The decrease in such costs was partially offset by an increase in sales sample costs.

General and administrative expenses.  General and administrative expenses of $418,789 for the quarter ended June 30, 2011 represented an increase of 6% from general and administrative expenses of $395,907 for the quarter ended June 30, 2010. The increase was the result of a reclassification of one person from our sales classification into our general and administrative classification. The increase in such costs was partially offset by a decrease in compensation.

Research and development expenses.  Research and development expenses of $330,592 for the quarter ended June 30, 2011 represented a decrease of 11% compared to $371,971 for the quarter ended June 30, 2010. The decrease was the result of a decrease in outside services. The decrease in such costs was partially offset by increased small tools and test materials costs.

Net loss.  Net loss was $20,504 for the quarter ended June 30, 2011 compared to a net loss of $118,796 for the quarter ended June 30, 2010. The net loss decrease was a result of a significant decrease in operating expenses and the contribution of service revenue. The net loss decrease was partially offset by a decrease in sales and by a significant decrease in gross profit, as a percentage of sales, as discussed above.

The results of operations for the three months ended June 30, 2011 should not be taken as an indication of the results of operations for all or any part of the balance of the fiscal year.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock and, in recent years, by operating profits. To date, operating funds totaled $19,806,444 from our inception through June 30, 2011.

On November 4, 2009, we signed a second amendment to our credit facility agreement with Silicon Valley Bank (“Silicon”), effective November 10, 2009. The terms of the credit facility include a line of credit for $2,000,000 for two years at an interest rate calculated at Silicon’s prime rate, which was 4% at June 30, 2011, plus 1.25%, subject to increase upon a default. The credit facility is secured by any and all of our properties, rights and assets. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. The credit facility requires us to meet certain financial covenants. At June 30, 2011 we were in compliance with our financial covenants. At June 30, 2011, we had borrowed $635,000 from the credit facility and, under our eligible receivables and inventory limit, had an additional $867,000 available to borrow. Our current credit facility expires November 10, 2011. We intend to enter into a new credit facility agreement prior to the expiration of the current credit facility.

Our operations provided $47,560 of cash during the three months ended June 30, 2011 on net revenue of $3,183,994. Cash was provided by an increase to accounts payable, accrued compensation and other accrued liabilities. Cash provided was partially offset by an increase to inventories, prepaid expenses and other assets. The amounts of cash provided by operations for the three months ended June 30, 2011 are not indicative of the expected amounts of cash to be generated from or used in operations in fiscal year 2012. During the three months ended June 30, 2011, we invested $169,410 in the acquisition of property and equipment. As of June 30, 2011, we had $188,177 in cash and cash equivalents available to fund future operations and had borrowed $635,000 from our credit facility. Working capital was $2,193,645 at June 30, 2011 compared to $2,301,650 at March 31, 2011. Current liabilities were $1,990,468 at June 30, 2011, compared to $1,656,874 at March 31, 2011. The increase in current liabilities at June 30, 2011 was caused, principally, by increasing our line of credit and increases to accounts payable, accrued compensation and other accrued liabilities.

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

We currently lease our facilities at 6797 Winchester Circle, Boulder, Colorado under noncancelable lease agreements through July 31, 2014. The minimum future lease payment by fiscal year as of June 30, 2011 is as follows:

Fiscal Year	Amount
2012 (nine months remaining)	$197,698
2013	301,469
2014	320,080
2015	108,303
Total	$927,550

Our minimum future equipment lease payments with General Electric Capital Corporation as of June 30, 2011, by fiscal year, are as follows:

Fiscal Year	Amount
2012 (nine months remaining)	$76,405
2013	101,873
2014	8,488
Total	$186,766

As of June 30, 2011, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Line of credit obligations	$635,000	$635,000	$—	$—	$—
Operating lease obligations	1,114,316	374,938	712,302	27,076	—
Total	$1,749,316	$1,009,938	$712,302	$27,076	$—

Aside from the operating leases and credit facility commitments, we do not have any material contractual commitments requiring settlement in the future.

Our fiscal year 2012 operating plan is focused on increasing new hospital accounts, retaining existing hospital customers, growing sales, increasing gross profits and conserving cash. We are investing in research and development efforts to develop next generation versions of the AEM product line. We have invested in manufacturing property and equipment to manufacture disposable scissors inserts internally and reduce our cost of sales. We cannot predict with certainty the expected sales, gross profit, net income or loss and usage of cash and cash equivalents for fiscal year 2012. Our current credit facility expires November 10, 2011. We intend to enter into a new credit facility agreement prior to the expiration of the current credit facility. Unless our line of credit is not renewed on November 10, 2011, we believe that our cash resources and credit facility will be sufficient to fund our operations for at least the next twelve months. If we are unable to manage our business operations in line with budget expectations, it could have a material adverse effect on our business viability, financial position, results of operations and cash flows. If we are not successful in continuing profitability and positive cash flow, and renewing our line of credit, additional capital may be required to maintain ongoing operations.

Income Taxes

As of March 31, 2011, net operating loss carryforwards totaling approximately $13.3 million are available to reduce taxable income in the future. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the fiscal year ending March 31, 2012. We have not paid income taxes since our inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including changes in ownership interests. We have established a valuation allowance for the entire amount of our deferred tax asset since inception due to our history of losses. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. If some or all of the valuation allowance were reversed, then, to the extent of the reversal, a tax benefit would be recognized which would result in an increase to income.

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

We recognize revenue from product when title has passed to the customer, provided that we have evidence of a customer arrangement and can conclude that collection is probable. We recognize revenue from sales to stocking distributors when there is no right of return, other than for normal warranty claims.

We currently estimate forfeitures for stock-based compensation expense related to employee stock options at 9% and evaluate the forfeiture rate quarterly. Other assumptions that are used in calculating stock-based compensation expense include risk-free interest rate, expected life, expected volatility and expected dividend.

ITEM 4   -   CONTROLS AND PROCEDURES

(a)  We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Principal Accounting and Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective.

(b)  During the quarter ended June 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following materials from Encision Inc.’s Quarterly Report on Form 1-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Income, (iii) the unaudited Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged at Level I.

Users of the XBRL data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Encision Inc.

August 4, 2011	/s/ Marcia McHaffie
Date	Marcia McHaffie
Controller
Principal Accounting Officer &
Principal Financial Officer