Form 10-Q
period 2011-09-30
ENCISION INC
filed 2011-11-14
CIK 930775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

(Class)	(outstanding at October 31, 2011)
Common Stock, no par value	6,455,100 Shares

ENCISION INC.

FORM 10-Q

For the Three Months Ended September 30, 2011

PART I                  FINANCIAL INFORMATION

ITEM 1   —  CONDENSED INTERIM FINANCIAL STATEMENTS

Encision Inc.

Condensed Balance Sheets

(unaudited)

	September 30, 2011	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$15,126	$120,008
Accounts receivable, net of allowance for doubtful accounts of $4,000 at September 30, 2011 and $9,000 at March 31, 2011	1,101,313	1,160,008
Inventories, net of reserve for obsolescence of $115,000 at September 30, 2011 and $60,000 at March 31, 2011	2,688,457	2,603,873
Prepaid expenses	122,374	74,635
Total current assets	3,927,270	3,958,524
Equipment, at cost:
Furniture, fixtures and equipment	2,913,754	2,578,637
Customer-site equipment	814,357	814,357
Accumulated depreciation	(2,347,623)	(2,224,371)
Equipment, net	1,380,488	1,168,623
Patents, net of accumulated amortization of $163,822 at September 30, 2011 and $157,971 at March 31, 2011	269,002	260,097
Other assets	1,159	23,624
TOTAL ASSETS	$5,577,919	$5,410,868
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$727,525	$673,538
Accrued compensation	233,545	261,269
Other accrued liabilities	617,253	287,067
Line of credit	691,012	435,000
Total current liabilities	2,269,335	1,656,874
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 6,455,100 shares issued and outstanding	19,827,702	19,783,361
Accumulated (deficit)	(16,519,118)	(16,029,367)
Total shareholders’ equity	3,308,584	3,753,994
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,577,919	$5,410,868

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

Three Months Ended	September 30, 2011	September 30, 2010
NET REVENUE:
Product	$2,830,369	$2,865,799
Service	436,789	—
Total Revenue	3,267,158	2,865,799
COST OF REVENUE:
Product	1,525,244	1,031,576
Service	175,717	—
Total Cost of Revenue	1,700,961	1,031,576
GROSS PROFIT	1,566,197	1,834,223
OPERATING EXPENSES:
Sales and marketing	1,212,878	1,075,664
General and administrative	462,907	396,968
Research and development	342,173	494,578
Total operating expenses	2,017,958	1,967,210
OPERATING LOSS	(451,761)	(132,987)
Interest expense, net	(17,908)	(12,824)
Other income, net	294	443
Interest and other income, net	(17,614)	(12,381)
LOSS BEFORE PROVISION FOR INCOME TAXES	(469,375)	(145,368)
Provision for income taxes	—	—
NET LOSS	$(469,375)	$(145,368)
Net loss per share—basic and diluted	$(0.07)	$(0.02)
Weighted average shares—basic and diluted	6,455,100	6,455,100

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

Six Months Ended	September 30, 2011	September 30, 2010
NET REVENUE:
Product	$5,663,574	$5,729,732
Service	787,578	48,688
Total Revenue	6,451,152	5,778,420
COST OF REVENUE:
Product	2,785,920	2,055,067
Service	319,909	44,802
Total Cost of Revenue	3,105,829	2,099,869
GROSS PROFIT	3,345,323	3,678,551
OPERATING EXPENSES:
Sales and marketing	2,250,318	2,261,471
General and administrative	881,696	792,876
Research and development	672,765	866,549
Total operating expenses	3,804,779	3,920,896
OPERATING LOSS	(459,456)	(242,345)
Interest expense, net	(30,920)	(22,783)
Other income, net	625	964
Interest and other income, net	(30,295)	(21,819)
LOSS BEFORE PROVISION FOR INCOME TAXES	(489,751)	(264,164)
Provision for income taxes	—	—
NET LOSS	$(489,751)	$(264,164)
Net loss per share—basic and diluted	$(0.08)	$(0.04)
Weighted average shares—basic and diluted	6,455,100	6,455,100

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Cash Flows

(Unaudited)

Six Months Ended	September 30, 2011	September 30, 2010
Cash flows from operating activities:
Net loss	$(489,751)	$(264,164)
Adjustments to reconcile loss to net cash provided by operating activities:
Depreciation and amortization	129,103	131,248
Stock-based compensation expense related to stock options	44,341	52,660
Provision for doubtful accounts, net	(5,000)	3,500
Provision for inventory obsolescence, net	55,000	(80,940)
Change in operating assets and liabilities:
Accounts receivable	63,695	324,412
Inventories	(139,584)	26,303
Prepaid expenses and other assets	(25,274)	(21,325)
Accounts payable	53,987	(167,410)
Accrued compensation and other accrued liabilities	302,462	(45,124)
Net cash (used in) operating activities	(11,021)	(40,840)
Cash flows from investing activities:
Acquisition of property and equipment	(335,117)	(145,310)
Patent costs	(14,756)	(3,821)
Net cash (used in) investing activities	(349,873)	(149,131)
Cash flows from financing activities:
Borrowings from credit facility	256,012	231,263
Net cash provided by financing activities	256,012	231,263
Net increase (decrease) in cash and cash equivalents	(104,882)	41,292
Cash and cash equivalents, beginning of period	120,008	113,735
Cash and cash equivalents, end of period	$15,126	$155,027

The accompanying notes to financial statements are an integral part of these condensed statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

We have an accumulated deficit of $16,519,118 at September 30, 2011. Operating funds have been provided primarily by issuances of our common stock, the exercise of stock options to purchase our common stock and, in recent years, by operating profits. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital in the future. There are no assurances that additional capital will be available to us on terms acceptable to us, or at all.

Our strategic marketing and sales plan is designed to expand the use of our products in surgically active hospitals and surgery centers in the United States.

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

Concentration of Credit Risk.  Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents, accounts receivable and a line of credit. The amount of cash on deposit with financial institutions does not exceed the $250,000 federally insured limit at September 30, 2011. However, we believe that in the event that cash on deposit exceeds $250,000, the financial institutions are financially sound and the risk of loss is minimal.

We have no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. We maintain the majority of our cash balances with one financial institution in the form of demand deposits.

Accounts receivable are typically unsecured and are derived from transactions with and from entities in the healthcare industry primarily located in the United States. Accordingly, we may be exposed to credit risk generally associated with the healthcare industry. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The net accounts receivable balance at September 30, 2011 of $1,101,313 included 11% from one customer. The net accounts receivable balance at March 31, 2011 of $1,160,008 included 13% from one customer.

Warranty Accrual.  We provide for the estimated cost of product warranties at the time sales are recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is based upon historical experience and is also affected by product failure rates and material usage incurred in correcting a product failure. Should actual product failure rates or material usage costs differ from our estimates, revisions to the estimated warranty liability would be required. The warranty accrual balance at September 30, 2011 of approximately $344,000 increased principally as a result of our voluntary recall of product, as explained herein, from the warranty accrual balance of $25,000 at March 31, 2011.

Inventories.  Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At September 30, 2011 and March 31, 2011, inventory consisted of the following:

	September 30, 2011	March 31, 2011
Raw materials	$1,908,337	$1,576,706
Finished goods	895,120	1,087,167
Total gross inventories	2,803,457	2,663,873
Less reserve for obsolescence	(115,000)	(60,000)
Total net inventories	$2,688,457	$2,603,873

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

Income Taxes.  We account for income taxes under the provisions of FASB Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. ASC 740 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized. As a result, no provision for income tax is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. We are required to make many subjective assumptions and judgments regarding our income tax exposures. At September 30, 2011, we had no unrecognized tax benefits which would affect the effective tax rate if recognized and had no accrued interest or penalties related to uncertain tax positions.

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

Stock-based compensation expense recognized under ASC 718 for the three months ended September 30, 2011 and 2010 was $21,259 and $26,360, respectively, and $44,341 and $52,660 for the six months ended September 30, 2011 and 2010, respectively, which consisted of stock-based compensation expense related to grants of employee stock options.

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net loss	$(469,375)	$(145,368)	$(489,751)	$(264,164)
Weighted-average shares — basic	6,455,100	6,455,100	6,455,100	6,455,100
Effect of dilutive potential common shares	—	—	—	—
Weighted-average shares — diluted	6,455,100	6,455,100	6,455,100	6,455,100
Net loss per share — basic	$(0.07)	$(0.02)	$(0.08)	$(0.04)
Net loss per share — diluted	$(0.07)	$(0.02)	$(0.08)	$(0.04)
Antidilutive employee stock options	760,000	535,000	760,000	535,000

Note 4.   COMMITMENTS AND CONTINGENCIES

We currently lease our facilities at 6797 Winchester Circle, Boulder, Colorado under noncancelable lease agreements through July 31, 2014. The minimum future lease payment, by fiscal year, as of September 30, 2011 is as follows:

Fiscal Year	Amount
2012 (six months remaining)	$137,526
2013	301,469
2014	320,080
2015	108,303
Total	$867,378

Our minimum future equipment lease payments with General Electric Capital Corporation as of September 30, 2011, by fiscal year, are as follows:

Fiscal Year	Amount
2012 (six months remaining)	$50,937
2013	101,873
2014	8,488
Total	$161,298

On November 11, 2011, we signed an amendment to our credit facility agreement with Silicon Valley Bank (“Silicon”), effective November 8, 2011. The terms of the credit facility include a line of credit for $2,000,000 for an interim period to December 23, 2011 at an interest rate calculated at Silicon’s prime rate, which was 4% at September 30, 2011, plus 1.25%, subject to increase upon a default. The credit facility is secured by any and all of our properties, rights and assets. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. The amendment has reduced our inventory borrowing base by $300,000. The credit facility requires us to meet certain financial covenants. As of September 30, 2011, we failed to meet the minimum defined quick debt ratio covenant. As a result, the lender may impose a monthly maintenance fee, requires additional financial reporting and restricts our borrowings to the beginning of each week instead of when needed. Also, as of September 30, 2011, we failed to meet our financial covenant regarding net income. Silicon may have the right to certain remedies upon our failure to meet our financial covenant, including an increase to the interest rate. We signed a forbearance agreement, including an extension to December 23, 2011, with Silicon with regard to our failure to meet our financial covenant regarding net income. At September 30, 2011, we had borrowed $691,012 from the credit facility and, under our eligible receivables and inventory limit, had an additional $782,000 available to borrow. If the amendment was in effect at September 30, 2011, under our eligible receivables and inventory limit, we would have had an additional $482,000 available to borrow. We anticipate entering into a new credit facility agreement before our current agreement expires on December 23, 2011; however, we cannot predict with certainty that this will occur.

Aside from the operating leases and credit facility commitments, we do not have any material contractual commitments requiring settlement in the future.

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine compliance with these regulations. We believe that we were in substantial compliance with all known regulations as of September 30, 2011. FDA inspections are conducted periodically at the discretion of the FDA. Our latest inspection by the FDA occurred in November 2009.

Note 5.   SHARE-BASED COMPENSATION

The provisions of ASC 718-10-55 requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options, based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases for the three months ended September 30, 2011 and 2010, which was allocated as follows:

	Three Months Ended		Six Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Cost of sales	$658	$823	$1,468	$1,646
Sales and marketing	2,253	3,268	5,024	6,536
General and administrative	15,568	18,547	32,148	37,034
Research and development	2,780	3,722	5,701	7,444
Stock-based compensation expense	$21,259	$26,360	$44,341	$52,660

The Black-Scholes model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk-free interest rate and expected dividends. Stock options of 200,000 were granted during the three months ended September 30, 2011.

As of September 30, 2011, $254,000 of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over a period of five years.

Note 6.   RELATED PARTY TRANSACTION

We paid consulting fees of $23,331 and $41,291 to an entity owned by one of our directors during the three and six months ended September 30, 2011, respectively, and $15,274 and $32,384 during the three and six months ended September 30, 2010, respectively.

Note 7.   SUBSEQUENT EVENTS

Except for the event explained below, we evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosed in the notes to our financial statements.

On November 10, 2011, we signed a third amendment to our credit facility agreement with Silicon, effective November 8, 2011. The terms of the credit facility include a line of credit for $2,000,000 for an interim period to December 23, 2011 at an interest rate calculated at Silicon’s prime rate, which was 4% at September 30, 2011, plus 1.25%, subject to increase upon a default. The credit facility is secured by any and all of our properties, rights and assets. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing.

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

We have focused our marketing strategies to date on expanding the market awareness of the AEM technology and our broad independent endorsements and have continued efforts to improve and expand the AEM product line. Accordingly, we are currently focusing on updating our accepted AEM instruments to include ergonomics and user functionalities for which surgeons have been expressing a preference. When a hospital or surgery center changes to AEM technology, we receive recurring sales from sales of replacement instruments. We believe that there is no directly competing technology to supplant AEM products. The replacement market of reusable and disposable AEM products in hospitals and surgery centers that use our AEM technology represented over 90% of our sales during the six months ended September 30, 2011. This sales stream is expected to grow as the base of accounts that switch to AEM technology continues to grow. In addition, we intend to develop disposable versions of more of our AEM products in order to meet market demands and expand our sales opportunities.

We have an accumulated deficit of $16,519,118 at September 30, 2011. Operating funds have been provided primarily by issuances of our common stock, the exercise of stock options to purchase our common stock and, in recent years, by operating profits. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital in the future.

During the six months ended September 30, 2011, we used $11,021 of cash for our operations and used $335,117 for investments in property and equipment. As of September 30, 2011, we had $15,126 in cash and cash equivalents available to fund future operations, a decrease of $104,882 from March 31, 2011. As of September 30, 2011, we borrowed $691,012 from our $2,000,000 amended credit facility, an increase of $256,012 from March 31, 2011. Our working capital was $1,657,935 at September 30, 2011 compared to $2,301,650 at March 31, 2011.

During the quarter ended September 30, 2011, we initiated a voluntary recall of electrode tips used in our AEM surgical systems after determining that certain tips could become susceptible to breaking off as a consequence of aggressive cleaning of the tip. The tips covered by the voluntary recall are our ES388X Series Reusable Suction-Irrigation Electrodes. All of the affected instruments will be replaced at no charge to the customer. We have developed a replacement instrument and are currently working with the FDA to obtain approval of the replacement. Until the FDA provides its approval, we will not be able to provide replacement products to customers. In the interim, we have provided customers with the prior version of the product, which is not susceptible to the same issues as the recalled product. In connection with the voluntary recall, we recorded a one-time charge of $430,000 for the quarter ended September 30, 2011, which included non-cash charges of $105,000, for removal of the instruments that are currently carried in inventory and for an increase to warranty accrual.

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

As we evolved, it became clear to us that our AEM technology needed to be integrated into the standard laparoscopic instrument design. As the development program proceeded, it also became apparent that the merging of electrical and mechanical engineering skills in the instrument development process for our patented, integrated electrosurgical instruments was a complex and difficult task. As a result, instruments with integrated AEM technology were not completed for several years. Prior to offering a full range of laparoscopic electrosurgical instrumentation, it was difficult for hospitals to commit to the AEM solution, as we did not have adequate comparable surgical instrument options to meet surgeons’ demands. As of fiscal year 2005, a sufficiently broad product line was available to provide surgical suites with AEM instruments in most of the designs common for laparoscopic surgery.

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

Outlook

Installed Base of AEM Monitoring Equipment:  We believe that sales of our installed base of AEM products will increase sales as the inherent risks associated with monopolar laparoscopic electrosurgery become more widely acknowledged and as we focus on increasing our sales efficiency. We expect that the replacement sales of electrosurgical instruments and accessories will also increase as additional facilities adopt AEM technology. We anticipate that the efforts to improve the productivity of sales representatives carrying the AEM product line, along with the introduction of next generation products, may provide the basis for increased sales and profitable operations. However, these measures, or any others that we may adopt, may not result in either increased sales or profitable operations.

We believe that the unique performance of the AEM technology and our breadth of independent endorsements provide an opportunity for continued market share growth. In our view, market awareness and awareness of the clinical credibility of the AEM technology, as well as awareness of our endorsements, are continually improving, and we expect this awareness to benefit our sales efforts for the remainder of fiscal year 2012. Our objectives in the remainder of fiscal year 2012 are to maintain expense controls while optimizing sales execution, to expand market awareness of the AEM technology and to maximize the number of additional hospital and surgery center accounts switching to AEM instruments while retaining existing customers. In addition, acceptance of AEM products depends on surgeons’ preference for our instruments, which depends on factors such as ergonomics and ease of use in addition to the technological and safety advantages of AEM products. If surgeons prefer other instruments to our instruments, our business results will suffer.

Possibility of Operating Losses:  We have an accumulated deficit of $16,519,118 at September 30, 2011. Operating funds have been provided primarily by issuances of our common stock, the exercise of stock options to purchase our common stock and, in recent years, by operating profits. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital. We have made strides toward improving our operating results but due to the ongoing need to develop, optimize and train our direct sales managers and the independent sales representative network, the need to support the development of refinements to our product line, and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to raise additional capital.

Revenue Growth:  Our product revenue growth has decreased from weakness in the medical device industry as a result of a decrease in the number of laparoscopic procedures. We expect to generate increased product revenue in the U.S. from sales to new customers and from expanded sales to existing customers as the medical device industry stabilizes and our network of direct and independent sales representatives becomes more efficient. We believe that the visibility and credibility of the independent clinical endorsements for AEM technology will contribute to new accounts and increased product revenue in fiscal year 2012. We also expect to increase market share through promotional programs of placing our AEM monitors at no charge into hospitals that commit to standardize AEM instruments. However, all of these efforts to increase market share and grow product revenue will depend in part on our ability to expand the efficiency and effective coverage range of our direct and independent sales representatives. Increased service revenue represents design and development service revenue from our agreements with Intuitive Surgical, Inc. and Boston Scientific Corporation due to our efforts to obtain increased revenue by working with strategic partners. We expect that this level of service revenue will approximately continue throughout the remainder of fiscal year 2012.

We also have longer term initiatives in place to improve our prospects. We expect that development of next generation versions of our AEM products will better position our products in the marketplace and improve our retention rate at hospitals and surgery centers that have changed to AEM technology, enabling us to grow our sales. We are exploring overseas markets to assess opportunities for sales growth internationally. Finally, we intend to explore opportunities to capitalize on our proven AEM technology via licensing arrangements and strategic alliances. These efforts to generate additional sales and further the market penetration of our products are longer term in nature and may not materialize. Even if we are able to successfully develop next generation products or identify potential international markets or strategic partners, we may not be able to capitalize on these opportunities.

Gross Profit and Gross Margins:  Gross profit and gross margins can be expected to fluctuate from quarter to quarter as a result of product sales mix, sales volume and development revenue. Gross margins on products manufactured or assembled by us are expected to improve at higher levels of production and sales.

Manufacturing:  As sales increase, we expect to increase gross profit and gross margins by manufacturing our scissor inserts internally.

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

Results of Operations

For the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Product Revenue.  Product revenue for the quarter ended September 30, 2011 was $2,830,369 compared to $2,865,799 for the quarter ended September 30, 2010, a decrease of 1%. The decrease is attributable to weakness in the medical device industry and to business lost from accounts that stopped using AEM technology and to outside reprocessors who reprocess our product for resale. This was partially offset by addition of new accounts. We opened eight new accounts for AEM technology in the three months ended September 30, 2011 versus four new accounts for AEM technology in the three months ended September 30, 2010.

Service Revenue.  Service revenue for the quarter ended September 30, 2011 was $436,789 compared to none for the quarter ended September 30, 2010. Service revenue represents design and development service revenue from our agreements with Intuitive Surgical, Inc. and Boston Scientific Corporation due to our efforts to obtain increased revenue by working with strategic partners.

Gross profit.  Product gross profit for the quarter ended September 30, 2011 of $1,305,125 represented a decrease of 29% from gross profit of $1,834,223 for the quarter ended September 30, 2010. Gross profit as a percentage of sales (gross margins) decreased from 64% for the quarter ended September 30, 2010 to 46% for the quarter ended September 30, 2011. During the quarter ended September 30, 2011, we initiated a voluntary recall of electrode tips used in our AEM surgical systems after determining that certain tips could become susceptible to breaking off as a consequence of aggressive cleaning of the tip. The tips covered by the voluntary recall are our ES388X Series Reusable Suction-Irrigation Electrodes. All of the affected instruments will be replaced at no charge to the customer. We have developed a replacement instrument and are currently working with the FDA to obtain approval of the replacement. Until the FDA provides its approval, we will not be able to provide replacement products to customers. In the interim, we have provided customers with the prior version of the product, which is not susceptible to the same issues as the recalled product. In connection with the voluntary recall, we recorded a one-time charge of $430,000 for the quarter ended September 30, 2011, which included non-cash charges of $105,000, for removal of the instruments that are currently carried in inventory and for an increase to warranty accrual. For the six months ended September 30, 2011, revenue from this product represented less than 5% of our total net revenue. The gross profit margin decrease from the second quarter of fiscal year 2011 was due to the charge for a voluntary recall, and an increase, as a percentage of revenue, of lower gross margin revenue. Excluding the voluntary recall cost, gross profit margin for the second quarter of fiscal year 2012 was 61%.

Service gross profit for the quarter ended September 30, 2011 of $261,072 represented an increase of $261,072 from no gross profit for the quarter ended September 30, 2010.

Sales and marketing expenses.  Sales and marketing expenses of $1,212,878 for the quarter ended September 30, 2011 represented an increase of 13% from sales and marketing expenses of $1,075,664 for the quarter ended September 30, 2010. The increase was the result of increased compensation of our direct sales representatives, as a result of an increase in direct sales representatives, increased cost and travel for meetings of our sales representatives, which last year occurred in our first quarter that ended June 30, 2010, and recruiting fees and sales samples costs for the increased direct sales representatives. The increase in such costs was partially offset by a reclassification of one person from our sales classification into our general and administrative classification.

General and administrative expenses.  General and administrative expenses of $462,907 for the quarter ended September 30, 2011 represented an increase of 17% from general and administrative expenses of $396,968 for the quarter ended September 30, 2010. The increase was the result of an increase in severance cost and a reclassification of one person from our sales classification into our general and administrative classification. The increase in such costs was partially offset by a decrease in outside services and compensation.

Research and development expenses.  Research and development expenses of $342,173 for the quarter ended September 30, 2011 represented a decrease of 31% compared to $494,578 for the quarter ended September 30, 2010. The decrease was the result of a decrease in outside services and inventory usage and test materials. The decrease in such costs was partially offset by increased compensation and increased small tools and test materials costs.

Net loss.  Net loss was $469,375 for the quarter ended September 30, 2011 compared to a net loss of $145,368 for the quarter ended September 30, 2010. The net loss increase was a result, primarily, of the cost of the product recall and a slight increase in operating expenses. The net loss increase was partially offset by the contribution of service revenue, as discussed above.

For the six months ended September 30, 2011 compared to the six months ended September 30, 2010.

Product Revenue.  Product revenue for the six months ended September 30, 2011 was $5,663,574 compared to $5,729,732 for the six months ended September 30, 2010, a decrease of 1%. The decrease is attributable to weakness in the medical device industry and to business lost from accounts that stopped using AEM technology and to outside reprocessors who reprocess our product for resale. This was partially offset by addition of new accounts. We opened fourteen new accounts for AEM technology in the three months ended September 30, 2011 versus six new  accounts for AEM technology in the six months ended September 30, 2010.

Service Revenue.  Service revenue for the six months ended September 30, 2011 was $787,578 compared to $48,688 for the six months ended September 30, 2010, an increase of $738,890. Service revenue represents design and development service revenue from our agreements with Intuitive Surgical, Inc. and Boston Scientific Corporation due to our efforts to obtain increased revenue by working with strategic partners.

Gross profit.  Product gross profit for the six months ended September 30, 2011 of $2,877,654 represented a decrease of 22% from gross profit of $3,674,665 for the six months ended September 30, 2010. Gross profit as a percentage of sales (gross margins) decreased from 64% for the six months ended September 30, 2010 to 51% for the six months ended September 30, 2011. The gross profit margin decrease from the first six months of fiscal year 2011 was due to the items that were explained above. Excluding the voluntary recall cost, gross profit margin for the second quarter of fiscal year 2012 was 58%. Service gross profit for the six months ended September 30, 2011 of $467,669 represented an increase of $463,783 from gross profit of $3,886 for the six months ended September 30, 2010.

Sales and marketing expenses.  Sales and marketing expenses of $2,250,318 for the six months ended September 30, 2011 represented a decrease of 0.5% from sales and marketing expenses of $2,261,471 for the six months ended September 30, 2010. The slight decrease was the result of decreased compensation of our direct sales representatives, a reclassification of one person from our sales classification into our general and administrative classification, decreased commissions for independent sales representatives and decreased outside services for marketing. The decrease in such costs was partially offset by an increase in public relations costs, recruiting fees, sales samples and travel and meals.

General and administrative expenses.  General and administrative expenses of $881,696 for the six months ended September 30, 2011 represented an increase of 11% from general and administrative expenses of $792,876 for the six months ended September 30, 2010. The increase was the result of an increase in severance cost, a reclassification of one person from our sales classification into our general and administrative classification and legal fees. The increase in such costs was partially offset by a decrease in compensation and outside services.

Research and development expenses.  Research and development expenses of $672,765 for the six months ended September 30, 2011 represented a decrease of 22% compared to $866,549 for the six months ended September 30, 2010. The decrease was the result of a decrease in outside services and inventory and test materials usage. The decrease in such costs was partially offset by increased small tools costs.

Net loss.  Net loss was $489,751 for the six months ended September 30, 2011 compared to a net loss of $264,164 for the six months ended September 30, 2010. The net loss increase was a result of a significant decrease in operating expenses and the contribution of service revenue. The net loss decrease was partially offset by a decrease in sales and by a significant decrease in gross profit, as a percentage of sales, as discussed above.

The results of operations for the three months ended September 30, 2011 should not be taken as an indication of the results of operations for all or any part of the balance of the fiscal year.

Liquidity and Capital Resources

At September 30, 2011, operating funds have been provided primarily by issuances of our common stock, the exercise of stock options to purchase our common stock and, in recent years, by operating profits. Operating funds totaled $19,827,702 from our inception through September 30, 2011.

On November 10, 2011, we signed a third amendment to our credit facility agreement with Silicon, effective November 8, 2011. The terms of the credit facility include a line of credit for $2,000,000 for an interim period to December 23, 2011 at an interest rate calculated at Silicon’s prime rate, which was 4% at September 30, 2011, plus 1.25%, subject to increase upon a default. The credit facility is secured by any and all of our properties, rights and assets. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. The credit facility requires us to meet certain financial covenants. As of September 30, 2011, we failed to meet the minimum defined quick debt ratio covenant. As a result, the lender may impose a monthly maintenance fee, requires additional financial reporting and restricts our borrowings to the beginning of each week instead of when needed. Also, as of September 30, 2011, we failed to meet our financial covenant regarding net income. Silicon may have the right to certain remedies upon our failure to meet our financial covenant, including an increase to the interest rate. We signed a forbearance agreement, including an extension to December 23, 2011, with Silicon with regard to our failure to meet our financial covenant regarding net income. At September 30, 2011, we had borrowed $691,012 from the credit facility and, under our eligible receivables and inventory limit, had an additional $782,000 available to borrow.

Our operations used $11,021 of cash during the six months ended September 30, 2011 on net revenue of $6,451,152. Cash was used by an increased loss and an increase to inventories. Cash used was partially offset by an increase to accrued compensation and other accrued liabilities. The amounts of cash used by operations for the three months ended September 30, 2011 are not indicative of the expected amounts of cash to be generated from or used in operations in fiscal year 2012. During the three months ended September 30, 2011, we invested $335,117 in the acquisition of property and equipment. As of September 30, 2011, we had $15,126 in cash and cash equivalents available to fund future operations and had borrowed $691,012 from our credit facility. Working capital was $1,657,935 at September 30, 2011 compared to $2,301,650 at March 31, 2011. Current liabilities were $2,269,335 at September 30, 2011, compared to $1,656,874 at March 31, 2011. The increase in current liabilities at September 30, 2011 was caused, principally, by increasing borrowings from our line of credit and an increase to other accrued liabilities.

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

We currently lease our facilities at 6797 Winchester Circle, Boulder, Colorado under noncancelable lease agreements through July 31, 2014. The minimum future lease payment by fiscal year as of September 30, 2011 is as follows:

Fiscal Year	Amount
2012 (six months remaining)	$137,526
2013	301,469
2014	320,080
2015	108,303
Total	$867,378

Our minimum future equipment lease payments with General Electric Capital Corporation as of September 30, 2011, by fiscal year, are as follows:

Fiscal Year	Amount
2012 (six months remaining)	$50,937
2013	101,873
2014	8,488
Total	$161,298

As of September 30, 2011, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Line of credit obligations	$691,012	$691,012	$—	$—	$—
Operating lease obligations	1,028,676	390,135	638,541	—	—
Total	$1,719,688	$1,081,147	$638,541	$—	$—

Aside from the operating leases and credit facility commitments, we do not have any material contractual commitments requiring settlement in the future.

Our fiscal year 2012 operating plan is focused on increasing new accounts, retaining existing customers, growing sales, increasing gross profits and conserving cash. We are investing in research and development efforts to develop next generation versions of the AEM product line. We have invested in manufacturing property and equipment to manufacture disposable scissors inserts internally and reduce our cost of sales. We cannot predict with certainty the expected sales, gross profit, net income or loss and usage of cash and cash equivalents for fiscal year 2012. On November 10, 2011, we signed a third amendment to our credit facility agreement with Silicon, effective November 8, 2011. We intend to enter into a new credit facility agreement prior to the expiration of the current credit facility. Unless our line of credit is not renewed on December 23, 2011, we believe that our cash resources and credit facility will be sufficient to fund our operations for at least the next twelve months. If we are unable to manage our business operations in line with budget expectations, it could have a material adverse effect on our business viability, financial position, results of operations and cash flows. If we are not successful in continuing profitability and positive cash flow, and renewing our line of credit, additional capital may be required to maintain ongoing operations.

Income Taxes

As of March 31, 2011, net operating loss carryforwards totaling approximately $13.3 million are available to reduce taxable income in the future. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the fiscal year ending March 31, 2012. We have not paid income taxes since our inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including changes in ownership interests. We have established a valuation allowance for the entire amount of our deferred tax asset since inception due to our history of losses. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. If some or all of the valuation allowance were reversed, then, to the extent of the reversal, a tax benefit would be recognized which would result in an increase to net income.

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

We currently estimate forfeitures for stock-based compensation expense related to employee stock options at 17.5% and evaluate the forfeiture rate quarterly. Other assumptions that are used in calculating stock-based compensation expense include risk-free interest rate, expected life, expected volatility and expected dividend.

ITEM 4   —   CONTROLS AND PROCEDURES

(a)  We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Principal Accounting and Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective.

(b)  During the quarter ended September 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following materials from Encision Inc.’s Quarterly Report on Form 1-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Income, (iii) the unaudited Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged at Level I.

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

Encision Inc.

November 14, 2011	/s/ Marcia McHaffie
Date	Marcia McHaffie
Controller
Principal Accounting Officer & Principal Financial Officer