Form 10-Q
period 2011-12-31
ENCISION INC
filed 2012-02-06
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	6,455,100 Shares
(Class)	(outstanding at December 31, 2011)

ENCISION INC.

FORM 10-Q

For the Three Months Ended December 31, 2011

PART I                  FINANCIAL INFORMATION

ITEM 1 —  CONDENSED INTERIM FINANCIAL STATEMENTS

Encision Inc.

Condensed Balance Sheets

(unaudited)

	December 31, 2011	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$6,227	$120,008
Accounts receivable, net of allowance for doubtful accounts of $5,000 at December 31, 2011 and $9,000 at March 31, 2011	1,426,766	1,160,008
Inventories, net of reserve for obsolescence of $60,000 at December 31, 2011 and $60,000 at March 31, 2011	2,677,008	2,603,873
Prepaid expenses	75,296	74,635
Total current assets	4,185,297	3,958,524
Equipment, at cost:
Furniture, fixtures and equipment	3,126,154	2,578,637
Customer-site equipment	814,357	814,357
Accumulated depreciation	(2,411,105)	(2,224,371)
Equipment, net	1,529,406	1,168,623
Patents, net of accumulated amortization of $166,453 at December 31, 2011 and $157,971 at March 31, 2011	271,166	260,097
Other assets	—	23,624
TOTAL ASSETS	$5,985,869	$5,410,868
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,115,969	$673,538
Accrued compensation	331,344	261,269
Other accrued liabilities	544,126	287,067
Line of credit	756,237	435,000
Total current liabilities	2,747,676	1,656,874
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 6,455,100 shares issued and outstanding	19,837,868	19,783,361
Accumulated (deficit)	(16,599,675)	(16,029,367)
Total shareholders’ equity	3,238,193	3,753,994
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,985,869	$5,410,868

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

Three Months Ended	December 31, 2011	December 31, 2010
NET REVENUE:
Product	$2,688,625	$2,916,808
Service	478,654	—
Total Revenue	3,167,279	2,916,808
COST OF REVENUE:
Product	1,195,418	1,095,667
Service	230,866	—
Total Cost of Revenue	1,426,284	1,095,667
GROSS PROFIT	1,740,995	1,821,141
OPERATING EXPENSES:
Sales and marketing	1,057,771	963,540
General and administrative	406,933	340,571
Research and development	338,461	269,491
Total operating expenses	1,803,165	1,573,602
OPERATING PROFIT (LOSS)	(62,170)	247,539
Interest expense, net	(18,789)	(14,010)
Other income, net	402	393
Interest and other income, net	(18,387)	(13,617)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(80,557)	233,922
Provision for income taxes	—	—
NET INCOME (LOSS)	$(80,557)	$233,922
Net income (loss) per share—basic and diluted	$(0.01)	$0.04
Weighted average shares—basic and diluted	6,455,100	6,455,100

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

Nine Months Ended	December 31, 2011	December 31, 2010
NET REVENUE:
Product	$8,352,200	$8,646,540
Service	1,266,232	48,688
Total Revenue	9,618,432	8,695,228
COST OF REVENUE:
Product	3,981,338	3,150,734
Service	550,776	44,802
Total Cost of Revenue	4,532,114	3,195,536
GROSS PROFIT	5,086,318	5,499,692
OPERATING EXPENSES:
Sales and marketing	3,308,089	3,225,012
General and administrative	1,288,629	1,133,446
Research and development	1,011,226	1,136,040
Total operating expenses	5,607,944	5,494,498
OPERATING PROFIT (LOSS)	(521,626)	5,194
Interest expense, net	(49,709)	(36,792)
Other income, net	1,027	1,357
Interest and other income, net	(48,682)	(35,435)
LOSS BEFORE PROVISION FOR INCOME TAXES	(570,308)	(30,241)
Provision for income taxes	—	—
NET LOSS	$(570,308)	$(30,241)
Net loss per share—basic and diluted	$(0.09)	$0.00
Weighted average shares—basic and diluted	6,455,100	6,455,100

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Cash Flows

(Unaudited)

Nine Months Ended	December 31, 2011	December 31, 2010
Cash flows from operating activities:
Net loss	$(570,308)	$(30,241)
Adjustments to reconcile loss to net cash provided by operating activities:
Depreciation and amortization	195,216	195,623
Stock-based compensation expense related to stock options	54,507	79,204
Provision for doubtful accounts, net	(4,000)	4,500
Provision for inventory obsolescence, net	—	(90,940)
Change in operating assets and liabilities:
Accounts receivable	(262,758)	169,450
Inventories	(73,135)	91,870
Prepaid expenses and other assets	22,963	(45,042)
Accounts payable	442,431	(303,770)
Accrued compensation and other accrued liabilities	327,134	(46,358)
Net cash provided by operating activities	132,050	24,296
Cash flows from investing activities:
Acquisition of property and equipment	(547,517)	(174,899)
Patent costs	(19,551)	(5,995)
Net cash (used in) investing activities	(567,068)	(180,894)
Cash flows from financing activities:
Borrowings from credit facility	321,237	97,367
Net cash provided by financing activities	321,237	97,367
Net decrease in cash and cash equivalents	(113,781)	(59,231)
Cash and cash equivalents, beginning of period	120,008	113,735
Cash and cash equivalents, end of period	$6,227	$54,504

The accompanying notes to financial statements are an integral part of these condensed statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2011

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

We have an accumulated deficit of $16,599,675 at December 31, 2011. Operating funds have been provided primarily by issuances of our common stock and warrants, and the exercise of stock options to purchase our common stock.Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital in the future. There are no assurances that additional capital will be available to us on terms acceptable to us, or at all.

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

Concentration of Credit Risk.  Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents, accounts receivable and a line of credit. The amount of cash on deposit with financial institutions does not exceed the $250,000 federally insured limit at December 31, 2011. However, we believe that in the event that cash on deposit exceeds $250,000, the financial institutions are financially sound and the risk of loss is minimal.

We have no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. We maintain the majority of our cash balances with one financial institution in the form of demand deposits.

Accounts receivable are typically unsecured and are derived from transactions with and from entities in the healthcare industry primarily located in the United States. Accordingly, we may be exposed to credit risk generally associated with the healthcare industry. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The net accounts receivable balance at December 31, 2011 of $1,426,766 included 21% from one customer. The net accounts receivable balance at March 31, 2011 of $1,160,008 included 13% from one customer.

Warranty Accrual.  We provide for the estimated cost of product warranties at the time sales are recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is based upon historical experience and is also affected by product failure rates and material usage incurred in correcting a product failure. Should actual product failure rates or material usage costs differ from our estimates, revisions to the estimated warranty liability would be required. The warranty accrual balance at December 31, 2011 of approximately $190,000 increased principally as a result of our voluntary recall of product from the warranty accrual balance of $25,000 at March 31, 2011.

Inventories.  Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.  At December 31, 2011 and March 31, 2011, inventory consisted of the following:

	December 31, 2011	March 31, 2011
Raw materials	$1,794,192	$1,576,706
Finished goods	942,816	1,087,167
Total gross inventories	2,737,008	2,663,873
Less reserve for obsolescence	(60,000)	(60,000)
Total net inventories	$2,677,008	$2,603,873

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

Income Taxes.  We account for income taxes under the provisions of FASB Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. ASC 740 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized. As a result, no provision for income tax is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. We are required to make many subjective assumptions and judgments regarding our income tax exposures. At December 31, 2011, we had no unrecognized tax benefits which would affect the effective tax rate if recognized and had no accrued interest or penalties related to uncertain tax positions.

Revenue Recognition.  Revenue from product sales is recorded when we ship the product and title has passed to the customer, provided that we have evidence of a customer arrangement and can conclude that collection is probable. Our shipping policy is FOB Shipping Point. We recognize revenue from sales to stocking distributors when there is no right of return, other than for normal warranty claims. We have no ongoing obligations related to product sales, except for normal warranty obligations. Revenue from engineering services is recognized when the service is performed.

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

Stock-based compensation expense recognized under ASC 718 for the three months ended December 31, 2011 and 2010 was $10,166 and $26,544, respectively, and $54,507 and $79,204 for the nine months ended December 31, 2011 and 2010, respectively, which consisted of stock-based compensation expense related to grants of employee stock options.

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Net income (loss)	$(80,557)	$233,922	$(570,308)	$(30,241)
Weighted-average shares — basic	6,455,100	6,455,100	6,455,100	6,455,100
Effect of dilutive potential common shares	—	—	—	—
Weighted-average shares — diluted	6,455,100	6,455,100	6,455,100	6,455,100
Net income (loss) per share — basic	$(0.01)	$0.04	$(0.09)	$0.00
Net income (loss) per share — diluted	$(0.01)	$0.04	$(0.09)	$0.00
Antidilutive employee stock options	725,000	545,000	725,000	545,000

Note 4.   COMMITMENTS AND CONTINGENCIES

We currently lease our facilities at 6797 Winchester Circle, Boulder, Colorado under noncancelable lease agreements through July 31, 2014. The minimum future lease payment, by fiscal year, as of December 31, 2011 is as follows:

Fiscal Year	Amount
2012 (three months remaining)	$73,247
2013	301,469
2014	320,080
2015	108,303
Total	$803,099

Our minimum future equipment lease payments with General Electric Capital Corporation as of December 31, 2011, by fiscal year, are as follows:

Fiscal Year	Amount
2012 (three months remaining)	$25,469
2013	101,873
2014	8,488
Total	$135,830

On November 11, 2011, we signed an amendment to our credit facility agreement with Silicon Valley Bank (“Silicon”), effective November 8, 2011. The terms of the credit facility include a line of credit for $2,000,000 for an interim period to December 23, 2011 at an interest rate calculated at Silicon’s prime rate, which was 4% at December 31, 2011, plus 1.25%, subject to increase upon a default. The credit facility is secured by any and all of our properties, rights and assets. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. The amendment has reduced our inventory borrowing base by $300,000. The credit facility requires us to meet certain financial covenants. As of December 31, 2011, we failed to meet the minimum defined quick debt ratio covenant. As a result, the lender has imposed a monthly maintenance fee, requires additional financial reporting and restricts our borrowings to the beginning of each week instead of when needed. At December 31, 2011, we had borrowed $756,237 from the credit facility and, under our eligible receivables and inventory limit, had an additional $256,000 available to borrow. On January 30, 2012, we entered into an amendment to our credit facility agreement with Silicon, effective January 23, 2012, pursuant to which Silicon has agreed to extend our credit facility through March 23, 2012, subject to the conditions set forth in the agreement. Our borrowing under the credit facility agreement is limited by our eligible receivables and inventory at the time of borrowing. The amendment provides that our inventory borrowing base is calculated as 35% of our eligible receivables, with a $400,000 limitation. Further, the amendment requires us to maintain an adjusted cash balance of $250,000. Under the amendment, our interest rate was increased to Silicon’s prime rate of 4% plus 3.5% and requires additional reporting requirements. We anticipate entering into a new credit facility agreement before our current agreement expires on March 23, 2012; however, we cannot predict with certainty that this will occur.

During the quarter ended September 30, 2011, we initiated a voluntary recall of electrode tips used in our AEM surgical systems after determining that certain tips could become susceptible to breaking off as a consequence of aggressive cleaning of the tip. In connection with the voluntary recall, we provided customers with sales credits to use for purchases of our products. At December 31, 2011, approximately $140,000 of credits has not been redeemed.

Aside from the recall credits, operating leases and credit facility commitments, we do not have any material contractual commitments requiring settlement in the future.

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine compliance with these regulations. We believe that we were in substantial compliance with all known regulations as of December 31, 2011. FDA inspections are conducted periodically at the discretion of the FDA. Our latest inspection by the FDA occurred in November 2009.

Note 5.   SHARE-BASED COMPENSATION

The provisions of ASC 718-10-55 requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options, based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases for the three months ended December 31, 2011 and 2010, which was allocated as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Cost of sales	$734	$823	$2,202	$2,469
Sales and marketing	(2,447)	3,268	2,577	9,804
General and administrative	9,029	18,731	41,177	55,765
Research and development	2,850	3,722	8,551	11,166
Stock-based compensation expense	$10,166	$26,544	$54,507	$79,204

The Black-Scholes model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk-free interest rate and expected dividends. Stock options of 20,000 and 235,000 were granted during the three and nine months ended December 31, 2011, respectively.

As of December 31, 2011, $222,000 of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over a period of five years.

Note 6.   RELATED PARTY TRANSACTION

We paid consulting fees of $17,969 and $59,260 to an entity owned by one of our directors during the three and nine months ended December 31, 2011, respectively, and $15,096 and $47,480 during the three and nine months ended December 31, 2010, respectively.

Note 7.   SUBSEQUENT EVENTS

Except for the event explained below, we evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosed in the notes to our financial statements.

On January 30, 2012, we entered into an amendment to our credit facility agreement with Silicon, effective January 23, 2012, pursuant to which Silicon has agreed to extend our credit facility through March 23, 2012, subject to the conditions set forth in the agreement. Our borrowing under the credit facility agreement is limited by our eligible receivables and inventory at the time of borrowing. The amendment provides that our inventory borrowing base is calculated as 35% of our eligible receivables, with a $400,000 limitation. Further, the amendment requires us to maintain an adjusted cash balance of $250,000. Under the amendment, our interest rate was increased to Silicon’s prime rate of 4% plus 3.5% and requires additional reporting requirements.

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

We have focused our marketing strategies to date on expanding the market awareness of the AEM technology and our broad independent endorsements and have continued efforts to improve and expand the AEM product line. Accordingly, we are currently focusing on updating our accepted AEM instruments to include ergonomics and user functionalities for which surgeons have been expressing a preference. When a hospital or surgery center changes to AEM technology, we receive recurring sales from sales of replacement instruments. We believe that there is no directly competing technology to supplant AEM products. The replacement market of reusable and disposable AEM products in hospitals and surgery centers that use our AEM technology represented over 90% of our sales during the nine months ended December 31, 2011. This sales stream is expected to grow as the base of accounts that switch to AEM technology continues to grow. In addition, we intend to develop disposable versions of more of our AEM products in order to meet market demands and expand our sales opportunities.

We have an accumulated deficit of $16,599,675 at December 31, 2011. Operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital in the future.

During the nine months ended December 31, 2011, we provided $132,050 of cash from our operations and used $547,517 for investments in property and equipment. As of December 31, 2011, we had $6,227 in cash and cash equivalents available to fund future operations, a decrease of $113,781 from March 31, 2011. As of December 31, 2011, we borrowed $756,237 from our $2,000,000 amended credit facility, an increase of $321,237 from March 31, 2011. Our working capital was $1,437,621 at December 31, 2011 compared to $2,301,650 at March 31, 2011.

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

After the launch of this line of AEM instruments over the past nine years, we continue our focus on developing next generation versions of our AEM instruments to better meet market demands, particularly the demand for improved ergonomics and simplified user functionalities. This strategy coincides with the independent endorsements of our AEM technology and the recommendations from the malpractice insurance and medicolegal communities.

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

We believe that the unique performance of the AEM technology and our breadth of independent endorsements provide an opportunity for continued market share growth. In our view, market awareness and awareness of the clinical credibility of the AEM technology, as well as awareness of our endorsements, are continually improving, and we expect this awareness to benefit our sales efforts for the remainder of fiscal year 2012. Our objectives in the remainder of fiscal year 2012 are to reduce expenses while optimizing sales execution, to expand market awareness of the AEM technology and to maximize the number of additional hospital and surgery center accounts switching to AEM instruments while retaining existing customers. In addition, acceptance of AEM products depends on surgeons’ preference for our instruments, which depends on factors such as ergonomics and ease of use in addition to the technological and safety advantages of AEM products. If surgeons prefer other instruments to our instruments, our business results will suffer.

Possibility of Operating Losses:  We have an accumulated deficit of $16,599,675 at December 31, 2011. Operating funds have been provided primarily by issuances of our common stock and warrants, and the exercise of stock options to purchase our common stock.. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital. We have made strides toward improving our operating results but due to the ongoing need to develop, optimize and train our direct sales managers and the independent sales representative network, the need to support the development of refinements to our product line, and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to raise additional capital.

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

Results of Operations

For the three months ended December 31, 2011 compared to the three months ended December 31, 2010.

Product Revenue.  Product revenue for the quarter ended December 31, 2011 was $2,688,625 compared to $2,916,808 for the quarter ended December 31, 2010, a decrease of 8%. The decrease is attributable to weakness in the medical device industry and to business lost from accounts that stopped using AEM technology and to outside reprocessors who reprocess our products for resale. This was partially offset by addition of new accounts. We opened seven new accounts for AEM technology in the three months ended December 31, 2011 versus six new accounts for AEM technology in the three months ended December 31, 2010.

Service Revenue.  Service revenue for the quarter ended December 31, 2011 was $478,654 compared to none for the quarter ended December 31, 2010. Service revenue represents design and development service revenue from our agreements with Intuitive Surgical, Inc. and Boston Scientific Corporation due to our efforts to obtain increased revenue by working with strategic partners.

Gross profit.  Product gross profit for the quarter ended December 31, 2011 of $1,493,207 represented a decrease of 18% from gross profit of $1,821,141 for the quarter ended December 31, 2010. Gross profit as a percentage of sales (gross margins) decreased from 62% for the quarter ended December 31, 2010 to 56% for the quarter ended December 31, 2011. The gross profit margin decrease from the third quarter of fiscal year 2011 was due to higher material costs, and higher unit overhead costs as a result of lower product revenue volume was due to higher material costs, and higher unit overhead costs as a result of lower product revenue volume.

Service gross profit for the quarter ended December 31, 2011 of $247,788 represented an increase of $247,788 from no gross profit for the quarter ended December 31, 2010.

Sales and marketing expenses.  Sales and marketing expenses of $1,057,771 for the quarter ended December 31, 2011 represented an increase of 10% from sales and marketing expenses of $963,540 for the quarter ended December 31, 2010. The increase was the result of increased compensation of our direct sales representatives, as a result of an increase in direct sales representatives and increased travel and meals. The increase in such costs was partially offset by a reclassification of one person from our sales classification into our general and administrative classification, and reduced marketing fees.

General and administrative expenses.  General and administrative expenses of $406,933 for the quarter ended December 31, 2011 represented an increase of 19% from general and administrative expenses of $340,571 for the quarter ended December 31, 2010. The increase was the result of a reclassification of one person from our sales classification into our general and administrative classification and an increase of outside services.

Research and development expenses.  Research and development expenses of $338,461 for the quarter ended December 31, 2011 represented an increase of 26% compared to $269,491 for the quarter ended December 31, 2010. The increase was the result of an increase in inventory usage and test materials.

Net loss.  Net loss was $80,557 for the quarter ended December 31, 2011 compared to net income of $233,922 for the quarter ended December 31, 2010. The net loss was a result, primarily, of lower gross profit margins and an increase in operating expenses. The net loss was partially offset by the contribution of service revenue, as discussed above.

For the nine months ended December 31, 2011 compared to the nine months ended December 31, 2010.

Product Revenue.  Product revenue for the nine months ended December 31, 2011 was $8,352,200 compared to $8,646,540 for the nine months ended December 31, 2010, a decrease of 3%. The decrease is attributable to weakness in the medical device industry and to business lost from accounts that stopped using AEM technology and to outside reprocessors who reprocess our product for resale. This was partially offset by the addition of new accounts. We opened 21 new accounts for AEM technology in the three months ended December 31, 2011 versus 15 new accounts for AEM technology in the nine months ended December 31, 2010.

Service Revenue.  Service revenue for the nine months ended December 31, 2011 was $1,266,232 compared to $48,688 for the nine months ended December 31, 2010, an increase of $1,217,544. Service revenue represents design and development service revenue from our agreements with Intuitive Surgical, Inc. and Boston Scientific Corporation due to our efforts to obtain increased revenue by working with strategic partners.

Gross profit.  Product gross profit for the nine months ended December 31, 2011 of $4,370,862 represented a decrease of 20% from gross profit of $5,495,806 for the nine months ended December 31, 2010. Gross profit as a percentage of sales (gross margins) decreased from 64% for the nine months ended December 31, 2010 to 52% for the nine months ended December 31, 2011. The gross profit margin decrease from the first nine months of fiscal year 2011 was due was due to higher material costs, higher unit overhead costs as a result of lower product revenue volume, and a one-time charge of $430,000, which occurred in the second quarter ended September 30, 2011, for a voluntary recall of certain electrode product. Service gross profit for the nine months ended December 31, 2011 of $715,456 represented an increase of $711,570 from gross profit of $3,886 for the nine months ended December 31, 2010.

Sales and marketing expenses.  Sales and marketing expenses of $3,308,089 for the nine months ended December 31, 2011 represented an increase of 3% from sales and marketing expenses of $3,225,012 for the nine months ended December 31, 2010. The increase was the result of an increase in public relations costs, recruiting fees, sales samples and travel and meals. The increase in such costs was partially offset by decreased commissions for independent sales representatives and reduced marketing fees.

General and administrative expenses.  General and administrative expenses of $1,288,629 for the nine months ended December 31, 2011 represented an increase of 14% from general and administrative expenses of $1,133,446 for the nine months ended December 31, 2010. The increase was the result of an increase in severance cost and a reclassification of one person from our sales classification into our general and administrative classification. The increase in such costs was partially offset by a decrease in compensation.

Research and development expenses.  Research and development expenses of $1,011,226 for the nine months ended December 31, 2011 represented a decrease of 11% compared to $1,136,040 for the nine months ended December 31, 2010. The decrease was the result of a decrease in outside services. The decrease in such costs was partially offset by increased compensation, inventory and test materials usage, and small tool costs.

Net loss.  Net loss was $570,308 for the nine months ended December 31, 2011 compared to a net loss of $30,241 for the nine months ended December 31, 2010. The net loss was a result, primarily, of the recall cost, lower gross profit margins and an increase in operating expenses. The net loss was partially offset by the contribution of service revenue, as discussed above.

The results of operations for the three months ended December 31, 2011 are not indicative of the results of operations for all or any part of the balance of the fiscal year.

Liquidity and Capital Resources

At December 31, 2011, operating funds have been provided primarily by issuances of our common stock and warrants, and the exercise of stock options to purchase our common stock.. Operating funds totaled $19,837,868 from our inception through December 31, 2011.

On November 11, 2011, we signed an amendment to our credit facility agreement with Silicon Valley Bank (“Silicon”), effective November 8, 2011. The terms of the credit facility include a line of credit for $2,000,000 for an interim period to December 23, 2011 at an interest rate calculated at Silicon’s prime rate, which was 4% at December 31, 2011, plus 1.25%, subject to increase upon a default. The credit facility is secured by any and all of our properties, rights and assets. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. The amendment has reduced our inventory borrowing base by $300,000. The credit facility requires us to meet certain financial covenants. As of December 31, 2011, we failed to meet the minimum defined quick debt ratio covenant. As a result, the lender has imposed a monthly maintenance fee, requires additional financial reporting and restricts our borrowings to the beginning of each week instead of when needed. On January 30, 2012, we entered into an amendment to our credit facility agreement with Silicon, effective January 23, 2012, pursuant to which Silicon has agreed to extend our credit facility through March 23, 2012, subject to the conditions set forth in the agreement. Our borrowing under the credit facility agreement is limited by our eligible receivables and inventory at the time of borrowing. The amendment provides that our inventory borrowing base is calculated as 35% of our eligible receivables, with a $400,000 limitation. Further, the amendment requires us to maintain an adjusted cash balance of $250,000. Under the amendment, our interest rate was increased to Silicon’s prime rate of 4% plus 3.5% and requires additional reporting requirements. At December 31, 2011, we had borrowed $756,237 from the credit facility and, under our eligible receivables and inventory limit, had an additional $256,000 available to borrow. We anticipate entering into a new credit facility agreement before our current agreement expires on March 23, 2012; however, we cannot predict with certainty that this will occur.

Our operations provided $132,050 of cash during the nine months ended December 31, 2011 on net revenue of $9,618,432. Cash was provided by increased accounts payable, accrued compensation and other liabilities. Cash provided was partially offset by an increase to accounts receivable. The amounts of cash used by operations for the three months ended December 31, 2011 are not indicative of the expected amounts of cash to be generated from or used in operations in fiscal year 2012. During the three months ended December 31, 2011, we invested $547,517 in the acquisition of property and equipment. As of December 31, 2011, we had $6,227 in cash and cash equivalents available to fund future operations and had borrowed $756,237 from our credit facility. Working capital was $1,437,621 at December 31, 2011 compared to $2,301,650 at March 31, 2011. Current liabilities were $2,747,676 at December 31, 2011, compared to $1,656,874 at March 31, 2011. The increase in current liabilities at December 31, 2011 was caused by increasing borrowings from our line of credit and an increase to accounts payable, accrued compensation and other accrued liabilities.

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

We currently lease our facilities at 6797 Winchester Circle, Boulder, Colorado under noncancelable lease agreements through July 31, 2014. The minimum future lease payment by fiscal year as of December 31, 2011 is as follows:

Fiscal Year	Amount
2012 (three months remaining)	$73,247
2013	301,469
2014	320,080
2015	108,303
Total	$803,099

Our minimum future equipment lease payments with General Electric Capital Corporation as of December 31, 2011, by fiscal year, are as follows:

Fiscal Year	Amount
2012 (three months remaining)	$25,469
2013	101,873
2014	8,488
Total	$135,830

As of December 31, 2011, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Line of credit obligations	$756,237	$756,237	$—	$—	$—
Operating lease obligations	938,929	401,223	537,706	—	—
Total	$1,695,166	$1,157,460	$537,706	$—	$—

Aside from the operating leases and credit facility commitments, we do not have any material contractual commitments requiring settlement in the future.

Our fiscal year 2012 operating plan is focused on increasing new accounts, retaining existing customers, growing sales, increasing gross profits and conserving cash. We are investing in research and development efforts to develop next generation versions of the AEM product line. We have invested in manufacturing property and equipment to manufacture disposable scissors inserts internally and reduce our cost of sales. We cannot predict with certainty the expected sales, gross profit, net income or loss and usage of cash and cash equivalents for fiscal year 2012. On January 30, 2012, we signed an amendment to our credit facility agreement with Silicon, effective January 23, 2012,pursuant to which Silicon has agreed to extend our credit facility through March 23, 2012. We intend to enter into a new credit facility agreement prior to the expiration of the current credit facility. Unless our line of credit is not renewed on March 23, 2012, we believe that our cash resources and credit facility will be sufficient to fund our operations for at least the next twelve months. If we are unable to manage our business operations in line with budget expectations, it could have a material adverse effect on our business viability, financial position, results of operations and cash flows. If we are not successful in continuing profitability and positive cash flow, and renewing our line of credit, additional capital may be required to maintain ongoing operations.

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

(a)  We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Principal Accounting and Financial Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective.

(b)  During the quarter ended December 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                                                OTHER INFORMATION

ITEM 5.                                                     Other Information (not previously reported in a Form 8-K)

On January 30, 2012, Encision Inc. (the “Registrant”) entered into an amendment to our credit facility agreement with Silicon Valley Bank (“Silicon”), effective January 23, 2012, pursuant to which Silicon has agreed to extend our credit facility through March 23, 2012, subject to the conditions set forth in the agreement.

Our borrowing under the credit facility agreement is limited by our eligible receivables and inventory at the time of borrowing. The amendment has reduced our inventory borrowing base to the lower of 35% of our eligible receivables or $40,000. Further, the amendment requires us to maintain an adjusted liquidity of $250,000. Under the amendment, our interest rate was increased from Silicon’s prime rate of 4% plus 4.5% and requires additional reporting requirements.

ITEM 6                                                        EXHIBITS

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

10.2             Amendment to Loan Documents, dated January 23, 2012

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

101                The following materials from Encision Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Income, (iii) the unaudited Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged at Level I.

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

Encision Inc.

February 3, 2012	/s/ Marcia McHaffie
Date	Marcia McHaffie
Controller
Principal Accounting Officer &
Principal Financial Officer