Form 10-K
period 2012-03-31
ENCISION INC
filed 2012-05-16
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No.:  0-28604

ENCISION INC.

 (Exact name of registrant as specified in its charter)

Colorado	84-1162056
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

6797 Winchester Circle, Boulder, Colorado	80301
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (303) 444-2600

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of September 30, 2011, the aggregate market value of the shares of common stock held by non-affiliates of the issuer on such date was $3,459,326. This figure is based on the average bid and asked price of $1.02 per share of the issuer’s common stock on September 30, 2011 as quoted on the OTC Bulletin Board.

The number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date.

Common Stock, no par value	8,210,100
(Class)	(Outstanding at April 30, 2012)

Documents Incorporated by Reference: Definitive Proxy Statement for the 2012 Annual Shareholders’ Meeting to be filed with the Securities and Exchange Commission and incorporated by reference as described in Part III. The 2012 Proxy Statement will be filed within 120 days after the end of the fiscal year ended March 31, 2012.

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

PART I

Item 1.  Business

Company Overview

Encision Inc. (“Encision”, “we”, “us”, “our” or the “Company”), a medical device company based in Boulder, Colorado, has developed and markets innovative technology that provides unprecedented outcomes and patient safety in minimally-invasive surgery. We believe that our patented Active Electrode Monitoring® (“AEM”) Surgical Instruments are changing the marketplace for electrosurgical devices and laparoscopic instruments by providing a solution to a well-documented hazard unique to laparoscopic surgery.

We address market opportunities created by the increase in minimally-invasive surgery (“MIS”) and surgeons’ use of electrosurgery devices in these procedures.  The product opportunity exists in that monopolar electrosurgery instruments used in laparoscopic procedures provide excellent clinical results, but are also susceptible to causing inadvertent collateral tissue damage outside the surgeon’s field of view. The risk of unintended electrosurgical burn injury to the patient in laparoscopic surgery has been well documented. This risk poses a threat to patient safety, including the risk of death, and creates liability exposure for surgeons and hospitals, as well increased and preventable readmissions.

Our patented AEM technology provides surgeons with the desired tissue effects, while preventing stray electrosurgical energy that can cause unintended and unseen tissue injury that may result in death. AEM Surgical Instruments are equivalent to conventional instruments in size, shape, ergonomics and functionality, but they incorporate “Active Electrode Monitoring” technology to dynamically and continuously monitor the flow of electrosurgical current, thereby helping to prevent patient injury. With our “shielded and monitored” instruments, surgeons are able to perform electrosurgical procedures more safely, effectively and economically than is possible using conventional instruments.

AEM technology has been recommended and endorsed by sources from many groups involved in MIS. Surgeons, nurses, biomedical engineers, the medicolegal community, malpractice insurance carriers and electrosurgical device manufacturers advocate the use of AEM technology.

Business Highlights

Proprietary, Patented Technology

We have developed and launched patented AEM Surgical Instruments that enhance patient safety and patient outcomes in laparoscopic surgical procedures. We have been issued seven unexpired patents relating to AEM technology from the United States Patent and Trademark Office, each encompassing multiple claims, and which have between two and nineteen years remaining. We also have patents relating to AEM technology issued in Europe, Japan, Canada and Australia.

Technology Solves a Well-Documented Risk in Minimally Invasive Surgery

MIS offers significant benefits for patients by reducing trauma, hospital stays, recovery times and medical costs.  However, these benefits have not been achieved without the emergence of new risks. The risk of unintended tissue damage from stray electrosurgical energy has been well documented. Such injuries can be especially troubling given that often these injuries are out of the field of view,  they can go unrecognized, and can lead to a cascade of adverse events, including death. Our patented AEM technology helps to eliminate the risk of stray electrosurgical burns in MIS while providing surgeons with the tissue effects they desire.

Product Line has been Developed and Launched

Our AEM Surgical Instruments have been engineered to provide a seamless transition for surgeons switching from conventional laparoscopic instruments. AEM technology has been integrated into instruments that have the same look, feel and functionality as conventional instruments that surgeons have been using for years. The AEM product line encompasses the full range of instrument sizes, types and styles favored by surgeons. Additionally we continue to add to the product line, including more disposable versions and the introduction of hand-activated instruments later in our fiscal year ended March 31, 2013. Thus, hospitals can make a complete and smooth conversion to our product line, thereby advancing patient safety in MIS.

Emerging as a Standard of Care

We believe that AEM technology is following a similar path as previous technological developments in surgery. Throughout the history of electrosurgery, companies that have developed significant technological breakthroughs in patient safety have seen their technologies become widely used. As with “Isolated” electrosurgical generators in the 1970s and with “REM” technology in the 1980s, AEM technology is receiving the broad endorsements that drove these previous new technologies to becoming a standard of care. We believe that it is possible to follow a course similar to that of pulse oximetry in becoming a standard of care. Our proprietary AEM technology enhances patient safety in MIS, and clinicians are now advocating its use.

Developing Distribution Network is Advancing Utilization of AEM Technology

Our AEM technology, in the hands of a sales network with broad access to the surgery marketplace, will help to increase utilization and market share. Historically, our sales and marketing efforts have been hindered by our small size and limited distribution channels. While these limitations continue, we have improved our sales network, which provided new hospital accounts with AEM technology in our fiscal year ended March 31, 2012. Our supplier agreements with Group Purchasing Organizations (“GPOs”) such as HealthTrust and MedAssets and other key hospitals systems such as Ascension are beginning to expose more hospitals to the benefits of our AEM technology.

Market Overview

We believe that our sole possession of patented AEM technology provides us with marketing leverage toward gaining an increased share, both in terms of penetrations, as well as increasing our impact per procedure with AEM instrumentation. In our fiscal year ended March 31, 2012, AEM technology was used in 116,000 laparoscopic procedures.

In the 1990s, surgeons began widespread use of minimally-invasive surgical techniques. The benefits of MIS are substantial and include reduced trauma for the patient, reduced hospital stay, shorter recovery time and lower medical costs. With improvements in the surgical micro-camera and in the variety of available instruments, laparoscopic surgery became popular among general surgeons, gynecologic surgeons and other specialties. Laparoscopy now accounts for a large percentage of all surgical procedures performed in the United States. Approximately 85% of surgeons employ monopolar electrosurgery for laparoscopy according to INTERactive SURVeys. There are over 4.4 million laparoscopic procedures performed annually in the United States, and this number is increasing annually (Note: except as otherwise stated, market estimates in this section are as reported by Patient Safety & Quality Healthcare).

A component of the endoscopic surgery products market includes laparoscopic hand instruments, including scissors, graspers, dissectors, forceps, suction/irrigation devices, clip appliers and other surgical instruments of various designs, which provide a variety of tissue effects. Among the laparoscopic hand instruments, approximately $400 million in sales annually are instruments designed for “monopolar” electrosurgical utility. This market for laparoscopic monopolar electrosurgical instruments is the market we are targeting with our innovative AEM Surgical Instruments. Our proprietary AEM product line supplants the conventional “non-shielded, non-monitored” electrosurgical instruments commonly used in laparoscopic surgery. Of note, was a California jury award of $2.2 million to a patient in a personal injury, product liability, defective unmonitored laparoscopic device case against a competing medical device company. The verdict and award were affirmed by the California Court of Appeals on April 29, 2012.

When a hospital decides to use our AEM technology, we make recurring sales to such hospital for replacement instruments. Sales from replacement reusable and disposable AEM products in hospitals represented over 90% of our sales in the fiscal year ended March 31, 2012, and we expect this sales stream to grow as new hospitals increasingly adopt AEM technology and existing hospitals increase usage of AEM instrumentation. AEM Instruments are competitively priced compared to conventional laparoscopic instruments.

We aim to further develop the market by continuing to educate healthcare professionals about the benefits of AEM technology to advance patient safety. We are working to improve our sales network to reach the decision makers who purchase laparoscopic instruments and electrosurgical devices. We are also pursuing relationships with selected GPOs, hospital systems and integrated delivery networks to assist in promoting the benefits of AEM technology. As decisions are made at a system level, our intent is to highlight the clinical, economic and safety benefits of using AEM technology.

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

Stray electrosurgical burn injury can result from two causes – instrument insulation failure and capacitive coupling.  Instrument insulation failure can be a common occurrence with laparoscopic instruments. Conventional active electrodes for laparoscopic surgery are designed with the same basic construction — a single conductive element and an outer insulation coating. Unfortunately, this insulation can fail during the natural course of normal use during surgery. It is also possible for instrument insulation to become flawed during the cleaning and sterilization process. This common insulation failure can allow electrical currents to “leak” from the instrument to unintended and unseen tissue with potentially serious ramifications for the patient, such as bowel perforations. Capacitive coupling is another way stray electrosurgical energy can cause unintended burns during laparoscopy. Capacitive coupling is an electrical phenomenon that occurs when current is induced from the instrument to nearby tissue despite intact insulation. This potential for capacitive coupling is present in all laparoscopic surgeries that utilize monopolar electrosurgery devices and can likely occur outside the surgeon’s field-of-view.

Conventional, “non-shielded, non-monitored” laparoscopic instruments are susceptible to causing unintended, unseen burn injuries to the patient in MIS. Instrument insulation failure and capacitive coupling are the primary causes of stray electrosurgical burns in laparoscopy and are the two events over which the surgical team has traditionally had little, if any, control.  Although alternative forms to monopolar electrosurgery energy exist, these alternative energies tend to be less effective, take longer to achieve the desired surgical effect and are more costly.

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

Historical Perspective

We were organized as a Colorado corporation in 1991 and spent several years developing the AEM monitoring system and protective sheaths to adapt to conventional electrosurgical instruments. During this period, we conducted product trials and applied for patents with the United States Patent and Trademark Office and with International patent agencies. Patents, which are not expired, were issued to us by the United States Patent and Trademark Office in 1998, 1999, 2002, 2007, 2008 and 2011.

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

With the broad array of AEM instruments now available, the surgeon has a wide choice of instrument options and does not have to change surgical technique to use our AEM products. Since conversion to AEM technology is transparent to the surgeon, hospitals can now universally convert to AEM technology, thus providing all of their laparoscopic surgery patients a higher level of safety. This development coincides with the continued expansion of independent endorsements for AEM technology. Recommendations from the malpractice insurance and medicolegal communities complement the broad clinical endorsements that AEM technology has garnered over the past few years, leading to better awareness for the benefits of the technology.

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

Sales and Marketing Overview

We believe that AEM technology can become the standard of care in laparoscopic surgery worldwide. Our marketing efforts are focused toward capitalizing on substantial independent endorsements for AEM technology. These third-party endorsements advocate utilizing active electrode monitoring for advancing patient safety in laparoscopic surgery. Substantial visibility has been achieved as a result of the technology’s recognition as an AORN Recommended Practice.

In addition, there is increasing public interest in the reduction of medical errors and the advancement of patient safety. For example the National Quality Forum and CMS (Centers for Medicare and Medicaid Services) recognize “patient death or serious disability associated with a burn incurred from any source while being cared for in a healthcare facility” as a “never-event”. We believe that the credibility and importance of our technology is complemented by this expanding public interest in advancing patient safety.

To cost-effectively expand market coverage, we focus on optimizing our distribution network comprised of direct and independent sales representatives who are managed and directed by our regional sales managers throughout the United States. In some instances, customers have recognized the patient safety risks inherent in monopolar electrosurgery and have accepted AEM technology as the way to eliminate those risks. In other instances, we have found selling the concept behind AEM technology more difficult. This difficulty is due to several factors, including the necessity to make surgeons, nurses and hospital risk managers aware of the potential for unintended electrosurgical burns (which exists when conventional instruments are used during laparoscopic monopolar electrosurgery) and the resulting increased medicolegal liability exposure. Additionally, we must contend with the overall lack of single purchasing points in the industry (surgeons, hospital personnel, and value analysis committees have to be in substantial agreement as to the benefits of new technology), and the resulting need to make multiple sales calls on personnel with the authority to commit to hospital expenditures. Other challenges include the fact that many hospitals have exclusive contractual agreements with manufacturers of competing surgical instruments.

Our goal is to optimize a network that has experience selling into the hospital operating room environment. We believe that improvement in this network offers us the best opportunity to cost effectively broaden acceptance of our product line and generate increased and recurring sales. Additionally, we are pursuing supplier agreements with the major selected GPOs, hospital systems and integrated delivery networks.

In addition to the efforts to broaden market acceptance in the United States, we have contracted with independent distributors in Canada, Australia, New Zealand Japan and the Netherlands to market our products internationally. We have achieved Conformite Europeene (“CE”) marking for our products so that we may sell into the European marketplace. The CE marking indicates that a manufacturer has conformed to all of the obligations imposed by European health, safety and environmental legislation. While CE certification opens up incremental markets in Europe, our distribution options in the European marketplace are yet to be developed, and sales in international markets are negligible.

We believe that the expanding independent endorsements for AEM technology and the improved sales network of independent representatives will provide the basis for increased sales and continuing profitable operations. However, these measures, or any others that we may adopt, may not result in increased sales or profitable operations.

Research and Development

We aim to continually expand our AEM Instrument product line to satisfy the evolving needs of surgeons. For AEM technology to fully become a standard of care, we must satisfy surgeons’ preferred instrument shapes, sizes, styles and functionality with integrated AEM Instruments. This commitment includes expanding the styles of electrosurgical instruments available for MIS applications so that the conversion to AEM technology is transparent to surgeons and does not require significant change in their current surgical techniques. We employ full-time engineers and use independent contractors from time to time in our research and product development efforts. This group continuously explores ways to broaden and enhance the product line. Current research and development efforts are focused primarily on line-extension projects to further expand our AEM Instrument product offering to increase surgeons’ choices and options in laparoscopic surgery. Our research and development expenses were $1,349,357 in fiscal year 2012 and $1,464,213 in fiscal year 2011. We expense research and development costs for products and processes as incurred. Costs that are included in research and development expenses include direct salaries, contractor fees, materials, facility costs and administrative expenses that relate to research and development.

Manufacturing, Regulatory Affairs and Quality Assurance

We engage in various manufacturing and assembly activities at our leased facility in Boulder, Colorado. These operations include disposable scissor inserts manufacturing and assembly of our AEM Instrument system as well as fabrication, assembly and test operations for instruments and accessories. We also have relationships with a number of outside suppliers, including New Deantronics, Inc., who accounted for approximately 11% of our purchases in fiscal year 2012, who provide primary sub-assemblies, various electronic and sheet metal components, and molded parts used in our products.

We believe that the use of both internal and external manufacturing capabilities allows for increased flexibility in meeting our customer delivery requirements and significantly reduces the need for investment in specialized capital equipment. We have developed multiple sources of supply where possible. Our relationship with our suppliers is generally limited to individual purchase order agreements supplemented, as appropriate, by contractual relationships to help ensure the availability and low cost of certain products. All components, materials and sub-assemblies used in our products, whether produced in-house or obtained from others, are inspected to ensure compliance with our specifications. All finished products are subject to our quality assurance and performance testing procedures. During fiscal year 2012, we continued our manufacturing vertical integration goal with the addition of several processes and the addition of a controlled environment room to our manufacturing capabilities.

As discussed in the section on Government Regulation, we are subject to the rules and regulations of the United States Food and Drug Administration (“FDA”). Our leased facility of 35,870 square feet contains approximately 15,100 square feet of manufacturing, regulatory affairs and quality assurance space. The facility is designed to comply with the Quality System Regulation (“QSR”), as specified in published FDA regulations. Our latest inspection by the FDA occurred in November 2009. In our quarter ended September 30, 2011, we incurred a one-time charge of $430,000 for a voluntary recall of certain electrode product.

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

Patents, Patent Applications and Intellectual Proprietary Rights

We have invested heavily in an effort to protect our valuable technology, and, as a result of this effort, we have been issued seven unexpired relevant patents that together form a significant intellectual property position. We were issued a United States patent having 42 claims on May 17, 1994. This patent relates to the basic shielding and monitoring technologies that we incorporate into our AEM products. Six additional United States patents were issued to us in 1998, 1999, 2002, 2007, 2008 and 2011 relating to specific implementations of shielding and monitoring in instruments. Foreign patents relating to the core AEM shielding and monitoring technologies have been issued to us in Europe, Japan, Canada and Australia. As of March 31, 2012, there are between two and nineteen years four months remaining on our AEM patents.

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

Competition

The electrosurgical device market is intensely competitive and tends to be dominated by a relatively small group of large and well-financed companies. We compete directly for customers with those companies that currently make conventional electrosurgical instruments. Larger competitors include Covidien Surgical Solutions Group (a division of Covidien Ltd.) and Ethicon Endo-Surgery (a division of Johnson & Johnson). While we know of no competitor (including those referenced above) that can provide a continuous solution to stray electrosurgical burns, the manufacturers of conventional (non-monitored, non-shielded) instruments will resist any loss of market share resulting from the presence of our products in the marketplace.

We also believe that manufacturers of products based on alternative technology to monopolar electrosurgery are our competitors. These alternative technologies include other “energy” technologies such as bipolar electrosurgery, laser surgery and the harmonic scalpel. Leading manufacturers in these areas include Covidien Surgical Solutions Group, Gyrus/ACMI (a division of Olympus Corporation and a leader in bi-polar electrosurgery), Lumenis (laser surgery) and Ethicon Endo-Surgery (a division of Johnson and Johnson, manufacturers of the harmonic scalpel). We believe that monopolar electrosurgery offers substantial competitive, functional and financial advantages over these alternative energy technologies and will remain the primary tool for the surgeon, as it has been for decades. However, the risk exists that these alternative technologies may gain greater market share and that new competitive techniques may be developed and introduced.

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

Many of our competitors and potential competitors have widely-used products and significantly greater financial, technical, product development, marketing and other resources. In addition to our direct sales force, we utilize a network of independent distributor representatives in selected areas. In some cases, our options for independent distribution have conflicting and competing product interests which compromise our ability to make market advances in certain areas. We may not be able to compete successfully against current and future competitors, and competitive pressures faced by us may have a material adverse impact on our business, operating results and financial condition.

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

Sales of medical devices outside of the United States are subject to United States export requirements and foreign regulatory requirements. Legal restrictions on the sale of imported medical devices vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval and the requirements may differ. Our Certificate of Export from the United States Department of Health and Human Services was renewed in June 2010 and expires June 11, 2012. Even if we obtain a renewal, a specific foreign country in which we wish to sell our products may not accept or continue to accept the Certificate of Export. Entry into the European Economic Area market also requires prior certification of our quality system and product documentation. We achieved CE marking in August 2000, allowing a launch into the European marketplace. Maintenance of the CE marking status requires annual audits of the quality system and technical documentation by our European Notified Body, LGA InterCert. The most recent audit was completed in January 2012. In addition to licensing, entry into the Canadian market now requires quality system certification to ISO 13485:2003. Our quality system was audited and a certification was issued by LGA-InterCert, of Nuremberg, Germany, in February 2012.

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

Employees

As of March 31, 2012, we employed 61 full-time individuals, of which 12 are engaged directly in research, development and regulatory activities, 23 in manufacturing/operations, 20 in marketing and sales and 6 in administrative positions. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

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

Among the factors that could cause future results and financial condition to be materially different from expectations are:

Our products may not be accepted by the market. The success of our products and our financial condition depends on the acceptance of AEM products by the medical community in commercially viable quantities during fiscal year 2013 and beyond. We cannot predict how quickly or how broadly AEM products will be accepted by the medical community. We need to continually educate the marketplace about the potential hazards involved in the use of conventional electrosurgical products during MIS procedures and the expected benefits associated with the use of AEM products. If we are unsuccessful in educating the marketplace about our technology and the hazards of conventional instruments, we will not create sufficient demand by hospitals and surgeons for AEM products and our financial condition, results of operations and cash flows could be adversely affected.

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

We may need additional funding to support our operations. We were formed in 1991 and have incurred losses of approximately $16.6 million since that date. We have primarily financed research, development and operational activities with issuances of our common stock and warrants, the exercise of stock options to purchase our common stock, stock-based expense related to stock options and, in recent years, by operating profits. At March 31, 2012, we had $564,671 in cash available to fund future operations and, in addition, access to a line of credit for $1,415,000. We may find that investment in sales, marketing, research and development initiatives, merited by market opportunity, may result in our operating at a net loss from quarter to quarter. We may also find ourselves at a competitive disadvantage due to our constrained liquidity. On May 10, 2012, we signed an amendment to our credit facility agreement with Silicon Valley Bank, effective May 10, 2012. The terms of the credit facility include a line of credit for $2,000,000 for two years at an interest rate calculated at the prime rate plus 1.25%, subject to increase upon a default. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. As of March 31, 2012, we had no borrowings from the credit facility and, under our eligible receivables and inventory limit, had an additional $1,415,000 available to borrow. The credit facility requires us to meet certain financial covenants. If we fail to comply with the restrictions contained in the credit facility and the lender does not waive such noncompliance, the resulting event of default could result in the lender accelerating the repayment of all outstanding amounts due under the credit facility or in our ability to receive additional funds under the credit facility. There can be no assurances that we would be successful in obtaining alternative sources of funding to repay these obligations should this event occur. In addition, should we need additional financing, we may not be able to obtain it on terms acceptable to us or at all.

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

Our common stock is thinly traded, the prices at which it trades are volatile and the buying or selling actions of a few shareholders may adversely affect our stock price. As of April 30, 2012, we had a public float, which is defined as shares outstanding minus shares held by our officers, directors, or beneficial holders of greater than 5% of our outstanding common stock, of 3,925,480 shares, or 47.8% of our outstanding common stock. The average number of shares traded in any given day over the past year has been relatively small compared to the public float. Thus, the actions of a few shareholders either buying or selling shares of our common stock may adversely affect the price of the shares. Historically, thinly-traded securities such as our common stock have experienced extreme price and volume fluctuations that do not necessarily relate to operating performance.

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

We depend on certain key personnel. We are highly dependent on a limited number of key management personnel, particularly our President and CEO, Fred F. Perner, and our Chairman of the Board, Roger C. Odell. Our loss of key personnel to death, disability or termination, or our inability to hire and retain qualified personnel, could have a material adverse effect on our financial position, results of operations and cash flow.

Item 1B.  Unresolved Staff Comments

Not required for small reporting companies.

Item 2.  Properties

We lease 35,870 square feet of office and manufacturing space under noncancelable lease agreements through July 31, 2014 at 6797 Winchester Circle, Boulder, Colorado. We believe that our existing facilities are adequate for our current operations.

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

	2012		2011
Fiscal	High	Low	High	Low
First quarter	$1.40	$.96	$2.00	$1.30
Second quarter	$1.23	$.75	$1.85	$1.05
Third quarter	$1.50	$.94	$1.47	$0.60
Fourth quarter	$1.20	$.93	$1.50	$0.60

We have never paid cash dividends on our common stock and have no present plans to do so. We presently intend to retain any cash generated from operations in the future for use in our business. As of March 31, 2012, there were approximately 108 holders of record of our common stock.

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

Possibility of Operating Losses.  We have an accumulated deficit of $16,560,020 at March 31, 2012. We have made significant strides toward improving our operating results. However, due to the ongoing need to develop new products, the need to develop, optimize and train our sales distribution network and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss.

Sales Growth.  We expect to generate increased sales in the U.S. from sales to new hospital customers and to grow AEM instrumentation sales to existing accounts. In fiscal year 2013, we will focus on regrowing our AEM franchise through a campaign focused on the clinical, economic and safety benefits of AEM technology, a medico-legal initiative and our new AEM products. In addition, prior years’ efforts in vertical integration have given us three core competencies — electrosurgery, instrument design, and manufacturing — which we expect will allow us to increase sales from our strategic partnership initiatives. Our goal is to offer our customers an AEM disposable counterpart for each AEM reusable instrument. We expect to generate service revenue from our Intuitive Surgical, Inc. and Boston Scientific Corporation agreements.

Gross Margin.  We believe that our fiscal year 2013 gross margin will increase due to a higher gross margin on product revenue as a result of an increase in product produced.

Sales and Marketing Expenses.  We continue our efforts to expand domestic and international distribution capability, and we believe that sales and marketing expenses will need to be maintained at a healthy level in order to expand our market visibility and optimize the field sales capability of converting new hospital customers to AEM technology. Sales and marketing expenses are expected to increase as we increase our marketing efforts to support our direct sales representatives. In fiscal year 2013, we expect to have 13 direct sales territories and two direct sales managers.

Manufacturing.  We believe that we will be able to achieve cost reductions, and provide better control over quality and consistency, by producing products on our own. We manufacture our own disposable scissor inserts and are exploring other products that we may manufacture on our own.

Research and Development Expenses.  Research and development expenses are expected to increase to support development of refinements to our AEM product line, which will further expand the instrument options for the surgeon. New refinements to AEM product line are planned for introduction in fiscal year 2013.

Results of Operations

Product Revenue. Our product revenue for the fiscal year ended March 31, 2012 (“FY 12”) was $11,225,653, and for the fiscal year ended March 31, 2011 (“FY 11”) our product revenue was $11,367,215. This represents a decrease of 1% in FY 12 from FY 11. The decrease is attributable to business lost from hospitals that stopped or reduced using AEM technology. This was partially offset by addition of new hospital accounts in 25 hospitals for AEM technology, which increased the installed base of users of reusable and disposable AEM Surgical Instruments. Revenue from replacement AEM products in hospitals represented over 90% of our revenue in FY 12.

Service Revenue. Our service revenue for the fiscal year ended March 31, 2012 (“FY 12”) was $1,762,997, and for the fiscal year ended March 31, 2011 (“FY 11”) was $249,442. This represents an increase of 607% in FY 12 from FY 11. Service revenue represents design and development from our agreements with Intuitive Surgical, Inc. and Boston Scientific Corporation due to our efforts to obtain increased revenue by working with strategic partners.

Gross profit.  Product gross profit in FY 12 of $6,078,095 represented a decrease of 14% from product gross profit of $7,059,990 in FY 11, which resulted in a product gross margin of 54% of net product revenue for FY 12 and 62% of net product revenue for FY 11. The gross profit margin decrease from FY 11 was due was due to higher material costs, higher unit overhead costs as a result of lower product revenue volume, and a one-time charge of $430,000, which occurred in the second quarter ended September 30, 2011, for a voluntary recall of certain electrode product. Service gross profit in FY 12 of $946,923 represented an increase of $793,513 from service gross profit of $153,410 in FY 11.

Sales and marketing expenses.  Sales and marketing expenses were $4,329,157 in FY 12, an increase of $87,189, or 2%, from $4,241,968 in FY 11. The increase was the result of an increase in recruiting fees, sales samples, literature and printing, and travel and meals. The increase in such costs was partially offset by reduced marketing fees.

General and administrative expenses.  General and administrative expenses were $1,818,856 in FY 12, an increase of $361,718, or 25%, from $1,457,138 in FY 11. The increase was the result of an increase in severance cost and a reclassification of one person from our sales classification into our general and administrative classification, the contribution of product to a hospital training center, travel and meals, bank service charges, investor relations, outside services and regulatory fees.

Research and development expenses.  Research and development expenses were $1,349,357 in FY 12, a decrease of $114,856 or 8%, from $1,464,213 in FY 11. The decrease was the result of a decrease in outside services and test materials usage. The decrease in such costs was partially offset by increased compensation and inventory usage.

Net loss.  Net loss in FY 12 of $530,653 represented a decrease of $535,217 compared to FY 11 net income of $4,564. The net loss was a result, primarily, of the recall cost, lower gross profit margins and an increase in operating expenses. The net loss was partially offset by the contribution of service revenue, as discussed above.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock and, in recent years, by operating profits. To date, operating funds totaled $21,296,646 from our inception through March 31, 2012. Our operations provided $159,635 and $196,174 of cash in FY 12 and FY 11, respectively, on revenue of $12,988,650 and $11,616,657 in FY 12 and FY 11, respectively. These amounts of cash generated from operations are not indicative of the expected cash to be generated from or used in operations in the fiscal year ending March 31, 2013 (“FY 13”). As of March 31, 2012, we had $564,671 in cash and cash equivalents, and under our eligible receivables and inventory limit, had an additional $1,415,000 available under our credit facility to fund future operations. Working capital was $2,837,788 at March 31, 2012 compared to $2,301,650 at March 31, 2011. The increase in working capital was caused, principally, by a private placement of 1,500,000 shares of our common stock. The private placement raised, before costs, a total of $1,500,000. The cash that was raised allowed for the paydown of our line of credit. Current liabilities were $1,672,425 at March 31, 2012, compared to $1,656,874 at March 31, 2011. The slight increase in current liabilities at March 31, 2012 was caused, principally, by an increase in accounts payable and was partially decreased by the paydown of our line of credit.

On May 10, 2012, we signed an amendment to our credit facility agreement with Silicon Valley Bank, effective May 10, 2012. The terms of the credit facility include a line of credit for $2,000,000 for two years at an interest rate calculated at the prime rate plus 1.25%, subject to increase upon a default. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. As of March 31, 2012 we had no borrowings from the credit facility and as of March 31, 2011 we had borrowed $435,000 from the credit facility. As of March 31, 2012, under our eligible receivables and inventory limit, we had an additional $1,415,000 available to borrow.

We believe that the unique performance of AEM technology and our breadth of independent endorsements provide an opportunity for market share growth. We believe that the market awareness of AEM technology and its endorsements is continually improving and that this will benefit revenue efforts in FY 13. We believe that we enter FY 13 having achieved improvements in the clinical credibility of our technology. Our FY 13 operating plan is focused on growing revenue, increasing gross profits, increasing research and development costs while increasing profits and positive cash flows. We cannot predict with certainty the expected revenue, gross profit, net income or loss and usage of cash and cash equivalents for FY 13. We believe that cash resources and borrowing capacity will be sufficient to fund our operations for at least the next twelve months under our current operating plan. If we are unable to manage business operations in line with our budget expectations, it could have a material adverse effect on business viability, financial position, results of operations and cash flows. Further, if we are not successful in sustaining profitability and remaining at least cash flow break-even, additional capital may be required to maintain ongoing operations.

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

Income Taxes

As of March 31, 2012, net operating loss carryforwards totaling approximately $10.1 million were available to reduce taxable income in the future. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in FY 13. We have not paid income taxes since our inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including changes in our ownership. We have established a valuation allowance for the entire amount of our deferred tax asset since inception due to our history of losses. During fiscal years 2012 and 2011, we used our tax loss carryforwards to reduce our taxable income. As a result, no provision for income tax is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed.

Off-Balance Sheet Financing Arrangements

Except as described below, we do not utilize variable interest entities or other off-balance sheet financial arrangements.

We have a commitment under an operating lease for manufacturing equipment with General Electric Capital Corporation. Lease expense under this arrangement for the fiscal years ended March 31, 2012 and 2011 was $101,873 and $101,873, respectively.

We have a commitment for our facility at 6797 Winchester Circle, Boulder, Colorado. Rent expense for our facilities for the fiscal years ended March 31, 2012 and 2011 was $263,597 and $247,264, respectively

Contractual Obligations

We currently lease our facilities at 6797 Winchester Circle, Boulder, Colorado under noncancelable lease agreements through July 31, 2014.  Effective June 1, 2011, we amended our lease to increase square footage by an additional 7,174 square feet.  The minimum total future lease payment, by fiscal year, as of March 31, 2012 is as follows:

Fiscal Year	Amount
2013	$301,469
2014	320,080
2015	108,303
Total	$729,852

Our minimum future equipment lease payments with General Electric Capital Corporation as of March 31, 2012, by fiscal year, are as follows:

Fiscal Year	Amount
2013	$101,873
2014	8,488
Total	$110,361

On May 10, 2012, we signed an amendment to our credit facility agreement with Silicon Valley Bank, effective May 10, 2012. The terms of the credit facility include a line of credit for $2,000,000 for two years at an interest rate calculated at the prime rate plus 1.25%, subject to increase upon a default. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. As of March 31, 2012 we had no borrowings from the credit facility and as of March 31, 2011 we had borrowed $435,000 from the credit facility. As of March 31, 2012, under our eligible receivables and inventory limit, we had an additional $1,415,000 available to borrow. The credit facility is secured by all goods, accounts receivable, equipment, inventory, contract rights or rights to payment of money, leases, license agreements, franchise agreements, general intangibles, commercial tort claims, documents, instruments, chattel paper, cash, deposit accounts, fixtures, letters of credit rights, securities, and all other investment property, supporting obligations, and financial assets, whether now owned or hereafter acquired, wherever located.

As of March 31, 2012, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Line of credit obligations	$—	$—	$—	$—	$—
Operating lease obligations	840,213	403,342	436,871	—	—
Total	$840,213	$403,342	$436,871	$—	$—

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

Item 8.  Financial Statements and Supplementary Data

The following financial statements are included in this Report:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Encision Inc.

Boulder, Colorado

We have audited the accompanying balance sheets of Encision Inc. (the “Company”) as of March 31, 2012 and 2011 and the related statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Encision Inc. as of March 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP

Greenwood Village, Colorado
May 16, 2012

Encision Inc.

Balance Sheets

	March 31, 2012	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$564,671	$120,008
Accounts receivable, net of allowance for doubtful accounts of $15,500 at March 31, 2012 and $9,000 at March 31, 2011	1,427,966	1,160,008
Inventories, net of reserve for obsolescence of $117,000 at March 31, 2012 and $60,000 at March 31, 2011	2,489,008	2,603,873
Prepaid expenses	28,568	74,635
Total current assets	4,510,213	3,958,524
Equipment, at cost:
Furniture, fixtures and equipment	2,497,471	2,253,062
Customer-site equipment	819,403	814,357
Equipment-in-progress	777,839	325,575
Accumulated depreciation	(2,476,004)	(2,224,371)
Equipment, net	1,618,709	1,168,623
Patents, net of accumulated amortization of $169,084 at March 31, 2012 and $157,971 at March 31, 2011	272,714	260,097
Other assets	7,415	23,624
TOTAL ASSETS	$6,409,051	$5,410,868
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,039,923	$673,538
Accrued compensation	283,366	261,269
Other accrued liabilities	349,136	287,067
Line of credit	—	435,000
Total current liabilities	1,672,425	1,656,874
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 7,955,100 and 6,455,100 shares issued and outstanding at March 31, 2012 and 2011, respectively	21,296,646	19,783,361
Accumulated (deficit)	(16,560,020)	(16,029,367)
Total shareholders’ equity	4,736,626	3,753,994
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,409,051	$5,410,868

The accompanying notes to financial statements are an integral part of these statements.

Encision Inc.

Statements of Operations

Years Ended	March 31, 2012	March 31, 2011
NET REVENUE:
Product	$11,225,653	$11,367,215
Service	1,762,997	249,442
Total Revenue	12,988,650	11,616,657
COST OF REVENUE:
Product	5,147,558	4,307,225
Service	816,074	96,032
Total Cost of Revenue	5,963,632	4,403,257
GROSS PROFIT	7,025,018	7,213,400
OPERATING EXPENSES:
Sales and marketing	4,329,157	4,241,968
General and administrative	1,818,856	1,457,138
Research and development	1,349,357	1,464,213
Total operating expenses	7,497,370	7,163,319
OPERATING INCOME (LOSS)	(472,352)	50,081
Interest expense, net	(59,885)	(47,200)
Other income, net	1,584	1,683
Interest (expense) and other income, net	(58,301)	(45,517)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(530,653)	4,564
Provision for income taxes	—	—
NET INCOME (LOSS)	$(530,653)	$4,564
Net income (loss) per share—basic and diluted	$(0.08)	$0.00
Weighted average shares—basic	6,463,297	6,455,100
Weighted average shares—diluted	6,463,297	6,464,795

The accompanying notes to financial statements are an integral part of these statements.

Encision Inc.

Statements of Shareholders’ Equity

	Shares of Common Stock	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
BALANCES AT MARCH 31, 2010	6,455,100	$19,677,322	$(16,033,931)	$3,643,391
Net income	—	—	4,564	4,564
Compensation expense related to stock options	—	106,039	—	106,039
BALANCES AT MARCH 31, 2011	6,455,100	$19,783,361	$(16,029,367)	$3,753,994
Net loss	—	—	(530,653)	(530,653)
Compensation expense related to stock options	—	67,808	—	67,808
Issuance of common stock at $1.00 per share, net of direct offering costs of $54,523	1,500,000	1,445,477	—	1,445,477
BALANCES AT MARCH 31, 2012	7,955,100	$21,296,646	$(16,560,020)	$4,736,626

The accompanying notes to financial statements are an integral part of these statements.

Encision Inc.

Statements of Cash Flows

Years Ended	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net income (loss)	$(530,653)	$4,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	262,746	260,510
Stock-based compensation expense related to stock options	67,808	106,039
Provision for doubtful accounts, net change	6,500	(3,500)
Provision for inventory obsolescence, net change	57,000	(90,940)
Change in operating assets and liabilities:
Accounts receivable	(274,458)	129,567
Inventories	57,865	(36,110)
Prepaid expenses and other assets	62,276	(30,410)
Accounts payable	366,385	(10,564)
Accrued compensation and other accrued liabilities	84,166	(132,982)
Net cash provided by operating activities	159,635	196,174
Cash flows from investing activities:
Acquisition of property and equipment	(701,719)	(266,730)
Patent costs	(23,730)	(8,171)
Net cash used in investing activities	(725,449)	(274,901)
Cash flows from financing activities:
(Paydown of) borrowings from credit facility	(435,000)	85,000
Proceeds from the issuance of common stock	1,500,000	—
Cost of the issuance of common stock	(54,523)	—
Net cash provided by financing activities	1,010,477	85,000
Net increase in cash and cash equivalents	444,663	6,273
Cash and cash equivalents, beginning of fiscal year	120,008	113,735
Cash and cash equivalents, end of fiscal year	$564,671	$120,008

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$52,589	$35,069

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

We have an accumulated deficit of $16,560,020 at March 31, 2012. Operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock, and, in recent years, by operating profits. Our liquidity has diminished because of prior years’ operating losses, and we may be required to seek additional capital in the future.

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

Concentration of Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents, accounts receivable, accounts payable and line of credit. The carrying value of all financial instruments approximates fair value. The amount of cash on deposit with financial institutions exceeds the $250,000 federally insured limit at March 31, 2012. However, we believe that cash on deposit that exceeds $250,000 in the financial institutions is financially sound and the risk of loss is minimal.

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

A summary of the activity in our allowance for doubtful accounts is as follows:

Years Ended	March 31, 2012	March 31, 2011
Balance, beginning of year	$9,000	$12,500
Provision for estimated losses	6,500	(3,500)
Write-off of uncollectible accounts	—	—
Balance, end of year	$15,500	$9,000

The net accounts receivable balance at March 31, 2012 of $1,427,966 included no more than 17% from any one customer. The net accounts receivable balance at March 31, 2011 of $1,160,008 included no more than 13% from any one customer.

Warranty Accrual.  We provide for the estimated cost of product warranties at the time sales are recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is based upon historical experience and is also affected by product failure rates and material usage incurred in correcting a product failure. Should actual product failure rates or material usage costs differ from our estimates, revisions to the estimated warranty liability would be required. During the quarter ended September 30, 2011, we initiated a voluntary recall of electrode tips used in our AEM surgical systems after determining that certain tips could become susceptible to breaking off as a consequence of aggressive cleaning of the tip. The voluntary recall resulted in a significant increase to claims over claims experienced in the year ended March 31, 2011. A summary of our warranty claims activity, included in other accrued liabilities, is as follows:

Years Ended	March 31, 2012	March 31, 2011
Balance, beginning of year	$25,000	$50,000
Provision for estimated warranty claims	264,000	(11,974)
Claims made	(224,000)	(13,026)
Balance, end of year	$65,000	$25,000

Inventories.  Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The increase in our reserve for obsolescence was due principally to the decision to eliminate an instrument that was in inventory at March 31, 2011. At March 31, 2012 and 2011, inventory consisted of the following:

	March 31, 2012	March 31, 2011
Raw materials	$1,603,231	$1,576,706
Finished goods	1,002,777	1,087,167
Total gross inventories	2,606,008	2,663,873
Less reserve for obsolescence	(117,000)	(60,000)
Total net inventories	$2,489,008	$2,603,873

A summary of the activity in our inventory reserve for obsolescence is as follows:

Years Ended	March 31, 2012	March 31, 2011
Balance, beginning of year	$60,000	$150,940
Provision for estimated obsolescence	145,409	6,355
Write-off of obsolete inventory	(88,409)	(97,295)
Balance, end of year	$117,000	$60,000

Property and Equipment.  Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally three to seven years. We use the straight-line method of depreciation for property and equipment. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized. Equipment-in-progress is principally manufacturing equipment for product that will be produced internally. Depreciation expense for the years ended March 31, 2012 and 2011 was $252,647 and $246,447, respectively.

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

Patents.  The costs of applying for patents are capitalized and amortized on a straight-line basis over the lesser of the patent’s economic or legal life (20 years from the date of application in the United States). Capitalized costs are expensed if patents are not issued. We review the carrying value of our patents periodically to determine whether the patents have continuing value and such reviews could result in the conclusion that the recorded amounts have been impaired. A summary of our patents at March 31, 2012 and 2011 is as follows:

	March 31, 2012	March 31, 2011
Patents issued	$215,801	$215,801
Accumulated amortization	(169,084)	(157,971)
Patents issued, net of accumulated amortization	46,717	57,830
Patent applications	225,997	202,267
Total net patents	$272,714	$260,097

The expected annual amortization expense related to patents as of March 31, 2012, for the next five fiscal years, is as follows:

Fiscal Year	Amount
2013	$5,731
2014	3,900
2015	3,650
2016	2,958
2017	2,727
Total	$18,966

Other Accrued Liabilities.  At March 31, 2012 and 2011, other accrued liabilities consisted of the following:

	March 31, 2012	March 31, 2011
Warranty	$65,000	$25,000
Sales commissions	51,417	24,277
Lease normalization	44,249	20,087
Sales and use tax	43,137	33,749
Marketing fees	12,183	18,106
Insurance	28,875	13,910
Legal and audit fees	9,701	23,134
Employment agreement	118,408	113,765
Miscellaneous	(23,834)	15,039
Total other accrued liabilities	$349,136	$287,067

Income Taxes.  We account for income taxes under the provisions of ASC Topic 740, “Accounting for Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. ASC 740 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized. During fiscal year 2011, we used our tax loss carryforwards to reduce our taxable income. As a result, no provision for income tax is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed (Note 5).

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

Sales Recognition.  Sales from product sales are recorded when we ship the product and title has passed to the customer, provided that we have evidence of a customer arrangement and can conclude that collection is probable. Our shipping policy is FOB Shipping Point. We recognize revenue from sales to stocking distributors when there is no right of return, other than for normal warranty claims. We have no ongoing obligations related to product sales, except for normal warranty. Revenue from engineering services performed is recognized when invoices are sent to customers.

Research and Development Expenses.  We expense research and development costs for products and processes as incurred.

Advertising Costs.  We expense advertising costs as incurred. Advertising expense for the years ended March 31, 2012 and 2011 was minimal.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our statement of operations for fiscal years 2012 and 2011 included compensation expense for share-based payment awards granted prior to, but not yet vested as of March 31, 2012, based on the grant date fair value. Compensation expense for all share-based payment is recognized using the straight-line, single-option method. As stock-based compensation expense recognized in the accompanying statement of operations for fiscal years 2012 and 2011 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Stock-based compensation expense recognized under ASC 718 for fiscal years 2012 and 2011 was $67,808 and $106,039, respectively, which consisted of stock-based compensation expense related to director and employee stock options.

Stock-based compensation expense related to employee stock options under ASC 718 for fiscal years 2012 and 2011 was allocated as follows:

Years Ended	March 31, 2012	March 31, 2011
Cost of sales	$2,740	$3,238
Sales and marketing	3,207	13,073
General and administrative	51,220	74,735
Research and development	10,641	14,993
Stock-based compensation expense	$67,808	$106,039

Segment Reporting.  We have concluded that we have one operating segment.

Basic and Diluted Income per Common Share.  Net income per share is calculated in accordance with ASC Topic 260, “Earnings Per Share” (“ASC 260”). Under the provisions of ASC 260, basic net income per common share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing the net income for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. The shares used in the calculation of dilutive potential common shares exclude options to purchase shares where the exercise price was greater than the average market price of common shares for fiscal year 2012.

The following table presents the calculation of basic and diluted net income (loss) per share:

Years Ended	March 31, 2012	March 31, 2011
Net income (loss)	$(530,653)	$4,564
Weighted-average shares — basic	6,463,297	6,455,100
Effect of dilutive potential common shares	—	9,695
Weighted-average shares — diluted	6,463,297	6,464,795
Net income per share — basic	$(0.08)	$0.00
Net income per share — diluted	$(0.08)	$0.00
Antidilutive employee stock options	715,000	575,305

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

Under ASC 718, the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of financial information in accordance with ASC 718. The use of a Black-Scholes model requires the use of actual employee exercise behavior data and the use of a number of assumptions including expected volatility, risk-free interest rate and expected dividends. Employee stock options for 235,000 and 50,000 shares of stock were granted during fiscal years 2012 and 2011, respectively.

As of March 31, 2012, $285,000 of total unrecognized compensation costs related to nonvested stock is expected to be recognized over a period of five years. The assumptions for employee stock options are summarized as follows:

Years Ended	March 31, 2012	March 31, 2011
Risk-free interest rate	0.9% to 1.3%	1.4% to 2.0%
Expected life (in years)	5.0	5.0
Expected volatility	98% to 99%	93% to 98%
Expected dividend	0%	0%

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

The total fair value of options granted was computed to be approximately $183,361 and $30,842, for the fiscal years ended March 31, 2012 and 2011, respectively. For disclosure purposes, these amounts are amortized ratably over the vesting periods of the options. Effects of stock-based compensation, net of the effect of forfeitures, totaled $67,808 and $106,039 for fiscal years 2012 and 2011, respectively.

The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the use of assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options. A summary of our stock option activity and related information for equity compensation plans approved by security holders for each of the fiscal years ended March 31, 2012 and 2011 is as follows:

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT MARCH 31, 2010	570,000	$1.74
Granted	50,000	0.84
Forfeited/expired	(35,000)	2.56
BALANCE AT MARCH 31, 2011	585,000	$1.62
Granted	155,000	1.05
Forfeited/expired	(105,000)	2.38
BALANCE AT MARCH 31, 2012	635,000	$1.35

A summary of our stock option activity and related information for equity compensation plans not approved by security holders for the fiscal year ended March 31, 2012 is as follows:

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT MARCH 31, 2011	—	$—
Granted	80,000	1.08
BALANCE AT MARCH 31, 2012	80,000	$1.08

The following table summarizes information about employee stock options outstanding and exercisable at March 31, 2012:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$0.60 - $1.05	265,000	4.3	$1.01	4,519	$0.60
$1.15 - $1.20	160,000	1.8	$1.19	94,368	$1.20
$1.45 - $2.20	290,000	1.0	$1.68	154,696	$1.72
	715,000	2.4	$1.32	253,583	$1.51

Of the 715,000 options outstanding as of March 31, 2012, 575,000 are nonqualified stock options and 140,000 are incentive stock options. The exercise price of all options granted through March 31, 2012 has been equal to or greater than the fair market value, as determined by our Board of Directors or based upon publicly quoted market values of our common stock on the date of the grant. As of March 31, 2012, no options for our common stock remain available for grant under the Plan.

4. Commitments and Contingencies

We currently lease our facilities at 6797 Winchester Circle, Boulder, Colorado under noncancelable lease agreements through July 31, 2014.  Effective June 1, 2011, we amended our lease to increase square footage by an additional 7,174 square feet.  The minimum total future lease payment, by fiscal year, as of March 31, 2012 is as follows:

Fiscal Year	Amount
2013	$301,469
2014	320,080
2015	108,303
Total	$729,852

Our minimum future equipment lease payments with General Electric Capital Corporation as of March 31, 2012, by fiscal year, are as follows:

Fiscal Year	Amount
2013	$101,873
2014	8,488
Total	$110,361

Rent expense for our facilities for the fiscal years ended March 31, 2012 and 2011 was $263,597 and $247,264, respectively. Rent expense for our equipment for the fiscal years ended March 31, 2012 and 2011 was $101,873 and $101,873, respectively.

On May 10, 2012, we signed an amendment to our credit facility agreement with Silicon Valley Bank, effective May 10, 2012. The terms of the credit facility include a line of credit for $2,000,000 for two years at an interest rate calculated at the prime rate plus 1.25%, subject to increase upon a default. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. As of March 31, 2012 we had no borrowings from the credit facility and as of March 31, 2011 we had borrowed $435,000 from the credit facility. As of March 31, 2012, under our eligible receivables and inventory limit, we had an additional $1,415,000 available to borrow. The credit facility is secured by all goods, accounts receivable, equipment, inventory, contract rights or rights to payment of money, leases, license agreements, franchise agreements, general intangibles, commercial tort claims, documents, instruments, chattel paper, cash, deposit accounts, fixtures, letters of credit rights, securities, and all other investment property, supporting obligations, and financial assets, whether now owned or hereafter acquired, wherever located.

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine our and their compliance with these regulations. As of March 31, 2012, we believe we were in substantial compliance with all known regulations. FDA inspections are conducted periodically at the discretion of the FDA. We were last inspected in November 2009 and were notified of six potential deficiencies from that inspection, none of which we believe to be material.

Our obligation with respect to employee severance benefits is minimized by the “at will” nature of the employee relationships. Our total obligation as of March 31, 2012 with respect to contingent severance benefit obligations is less than $150,000.

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

Income tax provision (benefit) for income taxes is summarized below:

Years Ended	March 31, 2012	March 31, 2011
Current:
Federal	$—	$—
State	—	—
Total current	—	—
Deferred:
Federal	891,000	452,000
State	92,000	47,000
Total deferred	983,000	499,000
Valuation allowance	(983,000)	(499,000)
Total	$—	$—

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

Years Ended	March 31, 2012	March 31, 2011
Federal statutory rate	$(180,000)	$2,000
Effect of:
State taxes, net of federal tax benefit	(19,000)	—
Other	46,000	54,000
Valuation allowance	153,000	(56,000)
Total	$—	$—

The components of the deferred tax asset are as follows:

Years Ended	March 31, 2012	March 31, 2011
Credits and net operating loss carryforwards	$3,877,000	$4,908,000
Other	135,000	87,000
Gross deferred tax assets	4,012,000	4,995,000
Valuation allowance	(4,012,000)	(4,995,000)
Total deferred tax assets	$—	$—

We believe that based on all available evidence, it is more likely than not that the deferred tax assets will not be fully realized. Accordingly, a valuation allowance has been recorded against the deferred tax asset.

As of March 31, 2012, we had approximately $10.1 million of net operating loss carryovers for tax purposes. Additionally, we have approximately $156,000 of research and development tax credits available to offset future federal income taxes. The net operating loss and credit carryovers begin to expire in the fiscal year ended March 31, 2013. In the fiscal year ended March 31, 2013, net operating losses of approximately $3,500,000 will begin to expire if sufficient taxable income is not available to use them. In fiscal years ended after March 31, 2013, net operating losses expire at various dates through March 31, 2033. Our net operating loss carryovers at March 31, 2012 include $582,000 in income tax deductions related to stock options which will be tax effected and the benefit will be reflected as a credit to additional paid-in capital when realized. As such, these deductions are not reflected in our deferred tax assets. The Internal Revenue Code contains provisions, which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests.

6. Legal Proceedings

We are not involved in any legal proceeding. We may become involved in litigation in the future in the normal course of business.

7. Major Customers/Suppliers

We depend on sales that are generated from hospitals’ ongoing usage of AEM surgical instruments. In fiscal year 2012, we generated sales from over 350 hospitals that have changed to AEM products, but no hospital customer contributed more than 3% to the total sales. We generate service revenue from our Intuitive Surgical, Inc. and Boston Scientific Corporation agreements.

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

9. Related Party Transaction

We paid consulting fees of $82,002 and $60,946 to an entity owned by one of our directors in fiscal years 2012 and 2011, respectively.

We have an employment agreement with Roger C. Odell, an executive officer. In the event that the agreement is terminated, Mr. Odell is entitled, for a period of one year, to receive benefits and severance pay at the rate of his annual salary as of the date of termination, payable in equal monthly amounts. We have accrued a liability of $118,337 and $113,765 at March 31, 2012 and 2011, respectively.

10. Quarterly Results (Unaudited)

(In thousands, except per share amounts)

Quarter Ended	Mar. 31, 2012	Dec. 31, 2011	Sep. 30, 2011	June 30, 2011	Mar. 31, 2011	Dec. 31, 2010	Sep. 30, 2010	June 30, 2010
Net revenue	$3,370	$3,167	$3,267	$3,184	$2,921	$2,917	$2,866	$2,913
Gross profit	$1,939	$1,741	$1,566	$1,779	$1,714	$1,821	$1,834	$1,845
Operating income (loss)	$49	$(62)	$(452)	$(8)	$45	$247	$(133)	$(109)
Net income (loss)	$40	$(81)	$(469)	$(21)	$35	$234	$(145)	$(119)
Net income (loss) per share—basic and diluted	$0.01	$(0.01)	$(0.07)	$0.00	$0.01	$0.04	$(0.02)	$(0.02)

Quarterly net income (loss) per share may not equal the annual reported amounts due to rounding of the numbers.

11. Recent Developments

On March 30, 2012, we completed a private placement of 1,500,000 shares of our common stock. The private placement raised, before costs, a total of $1,500,000. The purchase price per share for the shares sold in the private placement was $1.00, which represented a discount of approximately 6% based on a 20-day volume-weighted average price as of March 30, 2012. We did not issue any warrants in connection with the transaction.

12. Subsequent Events

Management evaluated all activity of us and concluded that, except for the events that follows, no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

On April 16, 2012, we completed a private placement of an additional 255,000 shares of our common stock. The private placement raised, before costs, a total of $255,000. The purchase price per share for the shares sold in the private placement was $1.00. We did not issue any warrants in connection with the transaction.

On May 10, 2012, we signed an amendment to our credit facility agreement with Silicon Valley Bank, effective May 10, 2012. The terms of the credit facility include a line of credit for $2,000,000 for two years at an interest rate calculated at the prime rate plus 1.25%, subject to increase upon a default. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. The credit facility is secured by all goods, accounts receivable, equipment, inventory, contract rights or rights to payment of money, leases, license agreements, franchise agreements, general intangibles, commercial tort claims, documents, instruments, chattel paper, cash, deposit accounts, fixtures, letters of credit rights, securities, and all other investment property, supporting obligations, and financial assets, whether now owned or hereafter acquired, wherever located.

Item 9              Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9 A.  Controls and Procedures.

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2012. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment of internal control over financial reporting, management has concluded that, as of March 31, 2012, our internal control over financial reporting was effective.

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

Changes In Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9 B.  Other Information

   None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement for its 2012 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2012.

Item 11.  Executive Compensation.

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement for its 2012 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2012.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement for its 2012 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2012.

The following table summarizes certain information regarding our equity compensation plan as of March 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders	635,000	$1.35	65,000
Equity compensation plans not approved by security holders	80,000	$1.08	—
Total	715,000	$1.32	65,000

(1) Shares available under the 2007 Stock Option Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement for its 2012 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2012.

Item 14.  Principal Accounting Fees and Services.

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement for its 2012 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2012.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(b)  Exhibits - The following exhibits are attached to this report on Form 10-K or are incorporated herein by reference:

3.1	Articles of Incorporation of the Company, as amended. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).
3.2	Bylaws of the Company. (Incorporated by reference from Current Report on Form 8-K filed on October 30, 2007).
4.1	Form of certificate for shares of Common Stock. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).
10.1	Lease Agreement dated June 3, 2004 between Encision Inc. and DaPuzzo Investment Group, LLC (Incorporated by reference from Quarterly Report on Form 10-QSB filed on August 12, 2004).
10.2	Encision Inc. 2007 Stock Option Plan (Incorporated by reference from Proxy Statement dated June 30, 2007). †
10.3	Loan and Security Agreement between Encision Inc. and Silicon Valley Bank (Incorporated by reference from Current Report on Form 8-K filed on November 10, 2006).
10.4*	Manufacturing, Supply and License Agreement dated April 3, 2009 between Encision Inc. and Intuitive Surgical Inc.
(Incorporated by reference from Annual Report on Form 10-K filed on June 29, 2009).
10.5*

Development, License, and Non-Commercial Supply Agreement dated January 19, 2011 between Encision Inc and Boston Scientific Corporation (Incorporated by reference from Annual Report on Form 10-K filed on June 15,2011).

10.6	Employment Agreement, dated August 19, 2011, between Encision Inc. and Fred Perner (Incorporated by reference from Current Report on Form 8-K filed on August 25, 2011). †
10.7	Amended and Restated Loan and Security Agreement between Encision Inc. and Silicon Valley Bank dated May 10, 2012. **
23.1	Consent of Independent Registered Public Accounting Firm, Eide Bailly LLP. **
31.1	Section 302 Certification of Principal Executive Officer **
31.2	Section 302 Certification of Principal Financial and Accounting Officer **
32.1	Section 906 Certifications **
101

The following materials from Encision  Inc.’s Annual Report on Form 10-K for the year ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Balance Sheets, (ii) Condensed Statements of Income, (iii) Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged at Level 1.

Users of the XBRL data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.
**	Filed herewith.
†	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 16, 2012.	ENCISION INC.

	By:	/s/ Marcia K. McHaffie

Marcia K. McHaffie
Controller
Principal Accounting Officer & Principal Financial Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Marcia K. McHaffie	May 16, 2012
Marcia K. McHaffie
Controller
Principal Accounting Officer & Principal Financial Officer

/s/ Patrick W. Pace	May 16, 2012
Patrick W. Pace
Director

/s/ Robert H. Fries	May 16, 2012
Robert H. Fries
Director

/s/ Vern D. Kornelsen	May 16, 2012
Vern D. Kornelsen
Director

/s/ Ruediger Naumann-Etienne	May 16, 2012
Ruediger Naumann-Etienne
Director

/s/ Fred F. Perner	May 16, 2012
Fred F. Perner
President and CEO
Principal Executive Officer
Director

/s/ David W. Newton	May 16, 2012
David W. Newton
Vice President - Technology
Director

/s/ Roger C. Odell	May 16, 2012
Roger C. Odell
Chairman of the Board and Vice-President — Business Development
Director