Form 10-Q
period 2012-06-30
ENCISION INC
filed 2012-07-31
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	8,210,100 Shares
(Class)	(outstanding at June 30, 2012)

ENCISION INC.

FORM 10-Q

For the Three Months Ended June 30, 2012

PART I                  FINANCIAL INFORMATION

ITEM 1 —  CONDENSED INTERIM FINANCIAL STATEMENTS

Encision Inc.

Condensed Balance Sheets

(unaudited)

	June 30, 2012	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$463,154	$564,671
Accounts receivable, net of allowance for doubtful accounts of $4,500 at June 30, 2012 and $15,500 at March 31, 2012	1,287,277	1,427,966
Inventories, net of reserve for obsolescence of $125,000 at June 30, 2012 and $117,000 at March 31, 2012	2,377,589	2,489,008
Prepaid expenses	152,660	28,568
Total current assets	4,280,680	4,510,213
Equipment, at cost:
Furniture, fixtures and equipment	2,546,687	2,497,471
Customer-site equipment	819,403	819,403
Equipment-in-progress	794,391	777,839
Accumulated depreciation	(2,545,988)	(2,476,004)
Equipment, net	1,614,493	1,618,709
Patents, net of accumulated amortization of $171,714 at June 30, 2012 and $169,084 at March 31, 2012	275,989	272,714
Other assets	7,415	7,415
TOTAL ASSETS	$6,178,577	$6,409,051
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$452,135	$1,039,923
Accrued compensation	329,023	283,366
Other accrued liabilities	403,108	349,136
Total current liabilities	1,184,266	1,672,425
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 8,210,100 shares issued and outstanding at June 30, 2012 and 7,955,100 at March 31, 2012	21,544,021	21,296,646
Accumulated (deficit)	(16,549,710)	(16,560,020)
Total shareholders’ equity	4,994,311	4,736,626
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,178,577	$6,409,051

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

Three Months Ended	June 30, 2012	June 30, 2011
NET REVENUE:
Product	$2,805,351	$2,833,205
Service	295,821	350,789
Total Revenue	3,101,172	3,183,994
COST OF REVENUE:
Product	1,204,112	1,260,674
Service	148,720	144,193
Total Cost of Revenue	1,352,832	1,404,867
GROSS PROFIT	1,748,340	1,779,127
OPERATING EXPENSES:
Sales and marketing	867,007	1,037,570
General and administrative	527,645	418,789
Research and development	342,746	330,592
Total operating expenses	1,737,398	1,786,951
OPERATING INCOME (LOSS)	10,942	(7,824)
Interest expense, net	(1,012)	(13,012)
Other income, net	380	332
Interest and other income, net	(632)	(12,680)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	10,310	(20,504)
Provision for income taxes	—	—
NET INCOME (LOSS)	$10,310	$(20,504)
Net income (loss) per share—basic and diluted	$0.00	$0.00
Weighted average shares—basic	8,168,067	6,455,100
Weighted average shares—diluted	8,177,853	6,455,100

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Cash Flows

(Unaudited)

Three Months Ended	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net income (loss)	$10,310	$(20,504)
Adjustments to reconcile loss to net cash provided by operating activities:
Depreciation and amortization	72,614	63,289
Stock-based compensation expense related to stock options	14,661	23,083
Provision for doubtful accounts, net	(11,000)	(1,000)
Provision for inventory obsolescence, net	8,000	(20,000)
Change in operating assets and liabilities:
Accounts receivable	151,689	2,024
Inventories	103,419	(69,094)
Prepaid expenses and other assets	(124,092)	(63,832)
Accounts payable	(587,788)	81,833
Accrued compensation and other accrued liabilities	99,629	51,761
Net cash provided by (used in) operating activities	(262,558)	47,560
Cash flows from investing activities:
Acquisition of property and equipment	(65,768)	(169,410)
Patent costs	(5,905)	(9,981)
Net cash (used in) investing activities	(71,673)	(179,391)
Cash flows from financing activities:
Borrowings from credit facility	—	200,000
Proceeds from the issuance of common stock	255,000	—
Cost of the issuance of common stock	(22,286)	—
Net cash provided by financing activities	232,714	200,000
Net increase (decrease) in cash and cash equivalents	(101,517)	68,169
Cash and cash equivalents, beginning of period	564,671	120,008
Cash and cash equivalents, end of period	$463,154	$188,177

The accompanying notes to financial statements are an integral part of these condensed statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2012

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

We have an accumulated deficit of $16,549,710 at June 30, 2012. Operating funds have been provided primarily by issuances of our common stock and warrants, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital in the future. There are no assurances that additional capital will be available to us on terms acceptable to us, or at all.

Our strategic marketing and sales plan is designed to expand the use of our products in surgically active hospitals and surgery centers in the United States.

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The condensed interim financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, filed on May 16, 2012.

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

Concentration of Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents, accounts receivable and a line of credit. The amount of cash on deposit with financial institutions exceeds the $250,000 federally insured limit at June 30, 2012. We believe that cash on deposit that exceeds $250,000 with financial institutions is financially sound and the risk of loss is minimal.

We have no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. We maintain the majority of our cash balances with one financial institution in the form of demand deposits.

Accounts receivable are typically unsecured and are derived from transactions with and from entities in the healthcare industry primarily located in the United States. Accordingly, we may be exposed to credit risk generally associated with the healthcare industry. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The net accounts receivable balance at June 30, 2012 of $1,287,277 included 14% from one customer. The net accounts receivable balance at March 31, 2012 of $1,427,966 included 17% from one customer.

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

Inventories. Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At June 30, 2012 and March 31, 2012, inventory consisted of the following:

	June 30, 2012	March 31, 2012
Raw materials	$1,719,554	$1,603,231
Finished goods	783,035	1,002,777
Total gross inventories	2,502,589	2,606,008
Less reserve for obsolescence	(125,000)	(117,000)
Total net inventories	$2,377,589	$2,489,008

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

Income Taxes. We account for income taxes under the provisions of FASB Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. ASC 740 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized. As a result, no provision for income tax is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. We are required to make many subjective assumptions and judgments regarding our income tax exposures. At June 30, 2012, we had no unrecognized tax benefits, which would affect the effective tax rate if recognized and had no accrued interest, or penalties related to uncertain tax positions.

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

Stock-based compensation expense recognized under ASC 718 for the three months ended June 30, 2012 and 2011 was $14,661 and $23,083, respectively, which consisted of stock-based compensation expense related to grants of employee stock options.

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended
	June 30, 2012	June 30, 2011
Net income (loss)	$10,310	$(20,504)
Weighted-average shares — basic	8,168,067	6,455,100
Effect of dilutive potential common shares	9,786	—
Weighted-average shares — diluted	8,177,853	6,455,100
Net income (loss) per share — basic	$0.00	$0.00
Net income (loss) per share — diluted	$0.00	$0.00
Antidilutive employee stock options	735,214	585,000

Note 4.   COMMITMENTS AND CONTINGENCIES

We currently lease our facilities at 6797 Winchester Circle, Boulder, Colorado under noncancelable lease agreements through July 31, 2014. The minimum future lease payment, by fiscal year, as of June 30, 2012 is as follows:

Fiscal Year	Amount
2013 (nine months remaining)	226,102
2014	320,080
2015	108,303
Total	$654,485

Our minimum future equipment lease payments with General Electric Capital Corporation as of June 30, 2012, by fiscal year, are as follows:

Fiscal Year	Amount
2013 (nine months remaining)	76,405
2014	8,488
Total	$84,893

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

Aside from the operating leases, we do not have any material contractual commitments requiring settlement in the future.

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine compliance with these regulations. We believe that we were in substantial compliance with all known regulations as of June 30, 2012. FDA inspections are conducted periodically at the discretion of the FDA. Our latest inspection by the FDA occurred in November 2009.

During the quarter ended June 30, 2012, we were involved in a legal proceeding that arose in the normal course of business. This matter is a product liability action. We do not know whether we will prevail in this matter nor can we assure that any remedy could be reached on commercially viable terms, if at all. Based on currently available information, we believe that we have meritorious defense to this action and that the resolution of this case is not likely to have a material adverse effect on our business, financial position or future results of operations. In accordance with GAAP, we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Under our product liability insurance, we have a maximum $25,000 deductible. During the quarter ended June 30, 2012, we accrued $25,000 for the deductible.

Note 5.   SHARE-BASED COMPENSATION

The provisions of ASC 718-10-55 requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options, based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases for the three months ended June 30, 2012 and 2011, which was allocated as follows:

	Three Months Ended
	June 30, 2012	June 30, 2011
Cost of sales	$685	$810
Sales and marketing	210	2,771
General and administrative	11,063	16,581
Research and development	2,703	2,921
Stock-based compensation expense	$14,661	$23,083

The Black-Scholes model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk-free interest rate and expected dividends. There were 20,000 stock options granted during the three months ended June 30, 2012.

As of June 30, 2012, $290,000 of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over a period of five years.

Note 6.   RELATED PARTY TRANSACTION

We paid consulting fees of $25,561 and $17,960 to an entity owned by one of our directors and $47,249 and none to an entity owned by another director during the three months ended June 30, 2012 and 2011, respectively.

In March and April of 2012, we completed a private placement of 1,755,000 shares of our common stock. The purchase price per share for the shares sold in the private placement was $1.00. Mr. Kornelsen, one of our directors, purchased 26,000 shares in the private placement. CMED Partners LLLP, an investment fund affiliated with Mr. Kornelsen, purchased 514,000 shares in the private placement.

Note 7.   SUBSEQUENT EVENTS

We evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosed in the notes to our financial statements.

ITEM 2 —  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this section on Management’s Discussion and Analysis are not historical facts, including statements about our strategies and expectations with respect to new and existing products, market demand, acceptance of new and existing products, marketing efforts, technologies and opportunities, market and industry segment growth, and return on investments in products and markets. These statements are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward looking statements. All forward looking statements in this section on Management’s Discussion and Analysis are based on information available to us on the date of this document, and we assume no obligation to update such forward looking statements. Readers of this Form 10-Q are strongly encouraged to review the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended March 31, 2012.

General

Encision Inc., a medical device company based in Boulder, Colorado, has developed and markets innovative technology that provides unprecedented outcomes and patient safety in minimally-invasive surgery. We believe that our patented Active Electrode Monitoring® (“AEM”) Surgical Instruments are changing the marketplace for electrosurgical devices and laparoscopic instruments by providing a solution to a well-documented hazard unique to laparoscopic surgery.

We address market opportunities created by the increase in minimally-invasive surgery (“MIS”) and surgeons’ use of electrosurgery devices in these procedures. The product opportunity exists in that monopolar electrosurgery instruments used in laparoscopic procedures provide excellent clinical results, but are also susceptible to causing inadvertent collateral tissue damage outside the surgeon’s field of view. The risk of unintended electrosurgical burn injury to the patient in laparoscopic surgery has been well documented. This risk poses a threat to patient safety, including the risk of death, and creates liability exposure for surgeons and hospitals, as well as increased and preventable readmissions.

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

AEM technology has been recommended and endorsed by many groups involved in MIS. Surgeons, nurses, biomedical engineers, the medicolegal community, malpractice insurance carriers and electrosurgical device manufacturers advocate the use of AEM technology.

We have focused our marketing strategies to date on expanding the market awareness of the AEM technology and our broad independent endorsements and have continued efforts to improve and expand the AEM product line. Accordingly, we are currently focusing on updating our accepted AEM instruments to include ergonomics and user functionalities for which surgeons have been expressing a preference. When a hospital or surgery center changes to AEM technology, we receive recurring sales from sales of replacement instruments. We believe that there is no directly competing technology to supplant AEM products. The replacement market of reusable and disposable AEM products in hospitals and surgery centers that use our AEM technology represented over 90% of our sales during the three months ended June 30, 2012. This sales stream is expected to grow as the base of accounts that switch to AEM technology grows. In addition, we intend to develop disposable versions of more of our AEM products in order to meet market demands and expand our sales opportunities.

We have an accumulated deficit of $16,549,710 at June 30, 2012. Operating funds have been provided primarily by issuances of our common stock and warrants and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital in the future.

During the three months ended June 30, 2012, we used $262,558 of cash from our operations and used $65,768 for investments in property and equipment. As of June 30, 2012, we had $463,154 in cash and cash equivalents available to fund future operations, a decrease of $101,517 from March 31, 2012. Our working capital was $3,096,414 at June 30, 2012 compared to $2,837,788 at March 31, 2012.

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

With the broad array of AEM instruments now available, the surgeon has a wide choice of instrument options and does not have to change surgical technique to use our AEM products. Since conversion to AEM technology is transparent to the surgeon, hospitals can now universally convert to AEM technology, thus providing all of their laparoscopic surgery patients a higher level of safety. This development coincides with the continued expansion of independent endorsements for AEM technology. Recommendations from the malpractice insurance and medicolegal communities complement the broad clinical endorsements that AEM technology has garnered over the past few years, leading to increased awareness for the benefits of the technology.

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

We believe that the unique performance of the AEM technology and our breadth of independent endorsements provide an opportunity for continued market share growth. In our view, market awareness and awareness of the clinical credibility of the AEM technology, as well as awareness of our endorsements, are continually improving, and we expect this awareness to benefit our sales efforts for the remainder of fiscal year 2013. Our objectives in the remainder of fiscal year 2013 are to optimize sales execution, to expand market awareness of the AEM technology and to maximize the number of additional hospital and surgery center accounts switching to AEM instruments while retaining existing customers. In addition, acceptance of AEM products depends on surgeons’ preference for our instruments, which depends on factors such as ergonomics and ease of use in addition to the technological and safety advantages of AEM products. If surgeons prefer other instruments to our instruments, our business results will suffer.

Possibility of Operating Losses:  We have an accumulated deficit of $16,549,710 at June 30, 2012. Operating funds have been provided primarily by issuances of our common stock and warrants, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital. We have made strides toward improving our operating results but due to the ongoing need to develop, optimize and train our direct sales managers and the independent sales representative network, the need to support the development of refinements to our product line, and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to raise additional capital.

Revenue Growth: We expect to generate increased product revenue in the U.S. from sales to new customers and from expanded sales to existing customers as the medical device industry stabilizes and our network of direct and independent sales representatives becomes more efficient. We believe that the visibility and credibility of the independent clinical endorsements for AEM technology will contribute to new accounts and increased product revenue in fiscal year 2013. We also expect to increase market share through promotional programs of placing our AEM monitors at no charge into hospitals that commit to standardize with AEM instruments. However, all of these efforts to increase market share and grow product revenue will depend in part on our ability to expand the efficiency and effective coverage range of our direct and independent sales representatives, as well as maintain and in some cases, improve the quality of our product offerings. Service revenue represents design and development service revenue from our agreements with strategic partners. As a result of a project that has been phased out by a strategic partner, and unless we obtain another strategic partner or further commitments from existing partners, we anticipate that future service revenue will be significantly reduced as compared to last fiscal year’s service revenue.

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

Research and Development Expenses: Research and development expenses are expected to increase to support quality improvement efforts and development of refinements to our AEM product line, which will further expand the instrument options for surgeons.

Results of Operations

For the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Product Revenue.  Product revenue for the quarter ended June 30, 2012 was $2,805,351 compared to $2,833,205 for the quarter ended June 30, 2011, a decrease of 1%. The decrease is attributable to business lost from accounts that stopped using AEM technology and to outside reprocessors who reprocess our products for resale. This was partially offset by the addition of new accounts. We opened seven new accounts for AEM technology in the three months ended June 30, 2012 versus six new accounts for AEM technology in the three months ended June 30, 2011.

Service Revenue.  Service revenue for the quarter ended June 30, 2012 was $295,821 compared to $350,789 for the quarter ended June 30, 2011, a decrease of 16%. The decrease is a result of a project that has been phased out by a strategic partner. As a result, and unless we obtain another strategic partner or further commitments from existing partners, we anticipate that future service revenue will be significantly reduced as compared to last fiscal year’s service revenue.

Gross profit.  Product gross profit for the quarter ended June 30, 2012 of $1,601,239 represented an increase of 2% from gross profit of $1,572,531 for the quarter ended June 30, 2011. Gross profit as a percentage of sales (gross margins) increased from 55.5% for the quarter ended June 30, 2011 to 57% for the quarter ended June 30, 2012. In the quarter ended June 30, 2011, our margin was lower due to a planned manufacturing slowdown that resulted in higher product unit costs, principally of our disposable scissor inserts. The gross profit margin increase from the first quarter of fiscal year 2011 was due to a return to normal production, principally of our disposable scissor inserts.

Service gross profit for the quarter ended June 30, 2012 of $147,101 represented a decrease of $59,495 from 206,596 for the quarter ended June 30, 2011. The decrease is a result of a project that has been phased out by a strategic partner.

Sales and marketing expenses.  Sales and marketing expenses of $867,007 for the quarter ended June 30, 2012 represented a decrease of 16% from sales and marketing expenses of $1,037,570 for the quarter ended June 30, 2011. The decrease was the result of lower general purchasing organizations’ fees due to ceasing our relationships with some of our general purchasing organizations, and reduced outside services, printing and trade show participation. Further reductions were from reduced recruiting fees, sales samples, and travel and meals.

General and administrative expenses.  General and administrative expenses of $527,645 for the quarter ended June 30, 2012 represented an increase of 26% from general and administrative expenses of $418,789 for the quarter ended June 30, 2011. The increase was the result of outside services, a quality software program and training, and bonus accrual. The increase in such costs was partially offset by reduced board of directors’ and investor relations’ fees.

Research and development expenses.  Research and development expenses of $342,746 for the quarter ended June 30, 2012 represented an increase of 4% compared to $330,592 for the quarter ended June 30, 2011. The increase was the result of an increase in outside services and facilities allocation for additional use of space. The increase in such costs was partially offset by reduced small tools and test materials usage.

Net income.  Net income was $10,310 for the quarter ended June 30, 2012 compared to net loss of $20,504 for the quarter ended June 30, 2011. The net income was a result, primarily, of slightly lower operating expenses and reduced interest expense.

The results of operations for the three months ended June 30, 2012 are not indicative of the results of operations for all or any part of the balance of the fiscal year.

Liquidity and Capital Resources

At June 30, 2012, operating funds have been provided primarily by issuances of our common stock and warrants and the exercise of stock options to purchase our common stock. Operating funds totaled $21,544,021 from our inception through June 30, 2012.

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

Our operations used $262,558 of cash during the three months ended June 30, 2012 on net revenue of $3,101,172. Cash was used, principally, by increased prepaid expenses and other assets, and decreased accounts payable. Cash used was partially offset by a decrease to accounts receivable and inventories. The amounts of cash used by operations for the three months ended June 30, 2012 are not indicative of the expected amounts of cash to be generated from or used in operations in fiscal year 2013. During the three months ended June 30, 2012, we invested $65,768 in the acquisition of property and equipment. As of June 30, 2012, we had $463,154 in cash and cash equivalents available to fund future operations. Working capital was $3,096,414 at June 30, 2012 compared to $2,837,788 at March 31, 2012. The increase to working capital at June 30 was the result, principally, of obtaining proceeds from the issuance of our common stock. Current liabilities were $1,184,266 at June 30, 2012, compared to $1,672,425 at March 31, 2012. The decrease in current liabilities at June 30, 2012 was caused, principally, by a large decrease to accounts payable as a result of obtaining proceeds from the issuance of our common stock.

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

We currently lease our facilities at 6797 Winchester Circle, Boulder, Colorado under noncancelable lease agreements through July 31, 2014. The minimum future lease payment by fiscal year as of June 30, 2012 is as follows:

Fiscal Year	Amount
2013 (nine months remaining)	226,102
2014	320,080
2015	108,303
Total	$654,485

Our minimum future equipment lease payments with General Electric Capital Corporation as of June 30, 2012, by fiscal year, are as follows:

Fiscal Year	Amount
2013 (nine months remaining)	76,405
2014	8,488
Total	$84,893

As of June 30, 2012, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Line of credit obligations	$—	$—	$—	$—	$—
Operating lease obligations	739,378	391,015	348,363	—	—
Total	$739,378	$391,015	$348,363	$—	$—

Aside from the operating leases and credit facility commitments, we do not have any material contractual commitments requiring settlement in the future.

Our fiscal year 2013 operating plan is focused on increasing new accounts, retaining existing customers, growing revenue, increasing gross profits and conserving cash. We are investing in research and development efforts to develop next generation versions of the AEM product line. We have invested in manufacturing property and equipment to manufacture disposable scissors inserts internally and to reduce our cost of product revenue. We cannot predict with certainty the expected revenue, gross profit, net income or loss and usage of cash and cash equivalents for fiscal year 2013. On May 10, 2012, we signed an amendment to our credit facility agreement with Silicon Valley Bank, effective May 10, 2012. The terms of the credit facility include a line of credit for $2,000,000 for two years at an interest rate calculated at the prime rate plus 1.25%, subject to increase upon a default. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. We believe that our cash resources and credit facility will be sufficient to fund our operations for at least the next twelve months. If we are unable to manage our business operations in line with budget expectations, it could have a material adverse effect on our business viability, financial position, results of operations and cash flows. If we are not successful in continuing profitability and positive cash flow, and renewing our line of credit, additional capital may be required to maintain ongoing operations.

Income Taxes

As of March 31, 2012, net operating loss carryforwards totaling approximately $10.1 million are available to reduce taxable income in the future. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the fiscal year ending March 31, 2013. We have not paid income taxes since our inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including changes in ownership interests. We have established a valuation allowance for the entire amount of our deferred tax asset since inception due to our history of losses. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. If some or all of the valuation allowance were reversed, then, to the extent of the reversal, a tax benefit would be recognized which would result in an increase to net income.

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

We currently estimate forfeitures for stock-based compensation expense related to employee stock options at 23% and evaluate the forfeiture rate quarterly. Other assumptions that are used in calculating stock-based compensation expense include risk-free interest rate, expected life, expected volatility and expected dividend.

ITEM 4 — CONTROLS AND PROCEDURES

(a)  We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Principal Accounting and Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective.

(b)  During the quarter ended June 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.               OTHER INFORMATION

ITEM 2                 Unregistered Sales of Equity Securities and Use of Proceeds

As previously disclosed, on March 30, 2012, we completed a private placement of 1,500,000 shares of our common stock. This private placement raised, before costs, a total of $1,500,000. On April 16, 2012, we completed a private placement of an additional 255,000 shares of our common stock. This private placement raised, before costs, a total of $255,000.

The purchase price per share for the shares sold in the private placements was $1.00. We did not issue any warrants in connection with the transactions.

The proceeds of the private placements were used to repay indebtedness and for working capital and general corporate purposes.  The private placements were exempt from registration under Section 4(2) of the Securities Act of 1993 and the rules and regulations thereunder.

ITEM 6                 Exhibits

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

10.1          Amended and Restated Loan and Security Agreement between Encision Inc. and Silicon Valley Bank dated May 10, 2012 (Incorporated by reference from exhibit 10.7 to the Annual Report on Form 10-K filed on May 16, 2012).

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

101             The following materials from Encision Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Income, (iii) the unaudited Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged at Level I.

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

Encision Inc.

July 31, 2012	/s/ Marcia McHaffie
Date	Marcia McHaffie
Controller
Principal Accounting Officer &
Principal Financial Officer