Form 10-Q
period 2012-09-30
ENCISION INC
filed 2012-11-02
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	8,210,100 Shares
(Class)	(outstanding at September 30, 2012)

ENCISION INC.

FORM 10-Q

For the Three Months Ended September 30, 2012

PART I                  FINANCIAL INFORMATION

ITEM 1  —  CONDENSED INTERIM FINANCIAL STATEMENTS

Encision Inc.

Condensed Balance Sheets

(unaudited)

	September 30, 2012	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$557,715	$564,671
Accounts receivable, net of allowance for doubtful accounts of $4,000 at September 30, 2012 and $15,500 at March 31, 2012	1,084,655	1,427,966
Inventories, net of reserve for obsolescence of $55,000 at September 30, 2012 and $117,000 at March 31, 2012	2,472,460	2,489,008
Prepaid expenses	107,437	28,568
Total current assets	4,222,267	4,510,213
Equipment, at cost:
Furniture, fixtures and equipment	2,587,449	2,497,471
Customer-site equipment	819,403	819,403
Equipment-in-progress	864,496	777,839
Accumulated depreciation	(2,617,392)	(2,476,004)
Equipment, net	1,653,956	1,618,709
Patents, net of accumulated amortization of $178,578 at September 30, 2012 and $169,084 at March 31, 2012	275,167	272,714
Other assets	7,415	7,415
TOTAL ASSETS	$6,158,805	$6,409,051
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$727,809	$1,039,923
Accrued compensation	283,578	283,366
Other accrued liabilities	407,372	349,136
Total current liabilities	1,418,759	1,672,425
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 8,210,100 shares issued and outstanding at September 30, 2012 and 7,955,100 at March 31, 2012	21,554,451	21,296,646
Accumulated (deficit)	(16,814,405)	(16,560,020)
Total shareholders’ equity	4,740,046	4,736,626
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,158,805	$6,409,051

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

Three Months Ended	September 30, 2012	September 30, 2011
NET REVENUE:
Product	$2,805,808	$2,830,369
Service	68,183	436,789
Total Revenue	2,873,991	3,267,158
COST OF REVENUE:
Product	1,202,122	1,525,244
Service	59,575	175,717
Total Cost of Revenue	1,261,697	1,700,961
GROSS PROFIT	1,612,294	1,566,197
OPERATING EXPENSES:
Sales and marketing	945,266	1,212,878
General and administrative	452,233	462,907
Research and development	477,376	342,173
Total operating expenses	1,874,875	2,017,958
OPERATING LOSS	(262,581)	(451,761)
Interest expense, net	(788)	(17,908)
Other income (expense), net	(1,326)	294
Interest and other income, net	(2,114)	(17,614)
LOSS BEFORE PROVISION FOR INCOME TAXES	(264,695)	(469,375)
Provision for income taxes	—	—
NET LOSS	$(264,695)	$(469,375)
Net loss per share—basic and diluted	$(0.03)	$(0.07)
Weighted average shares—basic and diluted	8,210,100	6,455,100

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

Six Months Ended	September 30, 2012	September 30, 2011
NET REVENUE:
Product	$5,611,158	$5,663,574
Service	364,004	787,578
Total Revenue	5,975,162	6,451,152
COST OF REVENUE:
Product	2,406,234	2,785,920
Service	208,295	319,909
Total Cost of Revenue	2,614,529	3,105,829
GROSS PROFIT	3,360,633	3,345,323
OPERATING EXPENSES:
Sales and marketing	1,812,272	2,250,318
General and administrative	979,878	881,696
Research and development	820,122	672,765
Total operating expenses	3,612,272	3,804,779
OPERATING LOSS	(251,639)	(459,456)
Interest expense, net	(1,801)	(30,920)
Other income (expense), net	(945)	625
Interest and other income, net	(2,746)	(30,295)
LOSS BEFORE PROVISION FOR INCOME TAXES	(254,385)	(489,751)
Provision for income taxes	—	—
NET LOSS	$(254,385)	$(489,751)
Net loss per share—basic and diluted	$(0.03)	$(0.08)
Weighted average shares—basic and diluted	8,189,198	6,455,100

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Cash Flows

(Unaudited)

Six Months Ended	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net loss	$(254,385)	$(489,751)
Adjustments to reconcile loss to net cash provided by operating activities:
Depreciation and amortization	150,882	129,103
Stock-based compensation expense related to stock options	30,789	44,341
Provision for doubtful accounts, net	(11,500)	(5,000)
Provision for inventory obsolescence, net	(62,000)	55,000
Change in operating assets and liabilities:
Accounts receivable	354,811	63,695
Inventories	78,548	(139,584)
Prepaid expenses and other assets	(78,869)	(25,274)
Accounts payable	(312,114)	53,987
Accrued compensation and other accrued liabilities	58,448	302,462
Net cash (used in) operating activities	(45,390)	(11,021)
Cash flows from investing activities:
Acquisition of property and equipment	(176,635)	(335,117)
Patent costs	(11,947)	(14,756)
Net cash (used in) investing activities	(188,582)	(349,873)
Cash flows from financing activities:
Borrowings from credit facility	—	256,012
Proceeds from the issuance of common stock	255,000	—
Cost of the issuance of common stock	(27,984)	—
Net cash provided by financing activities	227,016	256,012
Net decrease in cash and cash equivalents	(6,956)	(104,882)
Cash and cash equivalents, beginning of period	564,671	120,008
Cash and cash equivalents, end of period	$557,715	$15,126

The accompanying notes to financial statements are an integral part of these condensed statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

We have an accumulated deficit of $16,814,405 at September 30, 2012. Operating funds have been provided primarily by issuances of our common stock and warrants, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital in the future. There are no assurances that additional capital will be available to us on terms acceptable to us, or at all.

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

Concentration of Credit Risk.  Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents, accounts receivable and a line of credit. The amount of cash on deposit with financial institutions exceeds the $250,000 federally insured limit at September 30, 2012. We believe that cash on deposit that exceeds $250,000 with financial institutions is financially sound and the risk of loss is minimal.

We have no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. We maintain the majority of our cash balances with one financial institution in the form of demand deposits.

Accounts receivable are typically unsecured and are derived from transactions with and from entities in the healthcare industry primarily located in the United States. Accordingly, we may be exposed to credit risk generally associated with the healthcare industry. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The net accounts receivable balance at September 30, 2012 of $1,084,655 included 6% from one customer. The net accounts receivable balance at March 31, 2012 of $1,427,966 included 17% from one customer.

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

Inventories.  Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At September 30, 2012 and March 31, 2012, inventory consisted of the following:

	September 30, 2012	March 31, 2012
Raw materials	$1,725,848	$1,603,231
Finished goods	801,612	1,002,777
Total gross inventories	2,527,460	2,606,008
Less reserve for obsolescence	(55,000)	(117,000)
Total net inventories	$2,472,460	$2,489,008

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

Income Taxes.  We account for income taxes under the provisions of FASB Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. ASC 740 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized. As a result, no provision for income tax is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. We are required to make many subjective assumptions and judgments regarding our income tax exposures. At September 30, 2012, we had no unrecognized tax benefits, which would affect the effective tax rate if recognized and had no accrued interest, or penalties related to uncertain tax positions.

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

Stock-Based Compensation.  Stock-based compensation is presented in accordance with the guidance of ASC Topic 718, “Compensation — Stock Compensation” (“ASC 718”). Under the provisions of ASC 718, companies are required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our statements of operations.

Stock-based compensation expense recognized under ASC 718 for the three months ended September 30, 2012 and 2011 was $16,128 and $21,259, respectively, and $30,789 and $44,341 for the six months ended September 30, 2012 and 2011, respectively, which consisted of stock-based compensation expense related to grants of employee stock options.

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net loss	$(264,695)	$(469,375)	$(254,385)	$(489,751)
Weighted-average shares — basic	8,210,100	6,455,100	8,189,198	6,455,100
Effect of dilutive potential common shares	—	—	—	—
Weighted-average shares — diluted	8,210,100	6,455,100	8,189,198	6,455,100
Net income loss per share — basic	$(0.03)	$(0.07)	$(0.03)	$(0.08)
Net income loss per share — diluted	$(0.03)	$(0.07)	$(0.03)	$(0.08)
Antidilutive employee stock options	760,000	760,000	760,000	760,000

Note 4. COMMITMENTS AND CONTINGENCIES

We currently lease our facilities at 6797 Winchester Circle, Boulder, Colorado under noncancelable lease agreements through July 31, 2014. The minimum future lease payment, by fiscal year, as of September 30, 2012 is as follows:

Fiscal Year	Amount
2013 (six months remaining)	150,735
2014	320,080
2015	108,303
Total	$579,118

Our minimum future equipment lease payments with General Electric Capital Corporation as of September 30, 2012, by fiscal year, are as follows:

Fiscal Year	Amount
2013 (six months remaining)	50,937
2014	8,488
Total	$59,425

On May 10, 2012, we signed an amendment to our credit facility agreement with Silicon Valley Bank, effective May 10, 2012. The terms of the credit facility include a line of credit for $2,000,000 for two years at an interest rate calculated at the prime rate plus 1.25%, subject to increase upon a default. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. The credit facility is secured by all tangible and intangible assets, whether now owned or hereafter acquired, wherever located.

Aside from the operating leases, we do not have any material contractual commitments requiring settlement in the future.

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine compliance with these regulations. We believe that we were in substantial compliance with all known regulations as of September 30, 2012. FDA inspections are conducted periodically at the discretion of the FDA. Our latest inspection by the FDA occurred in November 2009.

During the quarter ended June 30, 2012, we were involved in a legal proceeding that arose in the normal course of business. This matter is a product liability action. We do not know whether we will prevail in this matter nor can we assure that any remedy could be reached on commercially viable terms, if at all. Based on currently available information, we believe that we have meritorious defense to this action and that the resolution of this case is not likely to have a material adverse effect on our business, financial position or future results of operations. In accordance with GAAP, we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Under our product liability insurance, we have a maximum $25,000 deductible. During the quarter ended June 30, 2012, we accrued $25,000 for the deductible which is still accrued at September 30, 2012.

Note 5. SHARE-BASED COMPENSATION

The provisions of ASC 718-10-55 requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options, based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases for the three and six months ended September 30, 2012 and 2011, which was allocated as follows:

	Three Months Ended		Six Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Cost of sales	$685	$658	$1,370	$1,468
Sales and marketing	972	2,253	1,182	5,024
General and administrative	11,597	15,568	22,660	32,148
Research and development	2,874	2,780	5,577	5,701
Stock-based compensation expense	$16,128	$21,259	$30,789	$44,341

The Black-Scholes model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk-free interest rate and expected dividends. There were 25,000 and 45,000 stock options granted during the three and six months ended September 30, 2012, respectively.

As of September 30, 2012, $294,000 of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over a period of five years.

Note 6. RELATED PARTY TRANSACTION

We paid consulting fees of $13,251 and $38,812 to an entity owned by one of our directors during the three and six months ended September 30, 2012 and $23,331 and $41,291 during the three and six months ended September 30, 2011, respectively. We paid $24,358 and $71,607 to an entity owned by another director during the three and six months ended September 30, 2012, respectively, and none for the three and six months ended September 30, 2011.

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

Our patented AEM technology provides surgeons with the desired tissue effects, while preventing stray electrosurgical energy that can cause unintended and unseen tissue injury that may result in death. AEM Surgical Instruments are equivalent to conventional instruments in size, shape, ergonomics, functionality and competitive pricing, but they incorporate “Active Electrode Monitoring” technology to dynamically and continuously monitor the flow of electrosurgical current, thereby helping to prevent patient injury. With our “shielded and monitored” instruments, surgeons are able to perform electrosurgical procedures more safely, effectively and economically than is possible using conventional instruments.

AEM technology has been recommended and endorsed by many groups involved in MIS. Surgeons, nurses, biomedical engineers, the medicolegal community, malpractice insurance carriers and electrosurgical device manufacturers advocate the use of AEM technology.

We have focused our marketing strategies to date on expanding the market awareness of the AEM technology and our broad independent endorsements and have continued efforts to improve and expand the AEM product line. Accordingly, we are currently focusing on updating our accepted AEM instruments to include ergonomics and user functionalities for which surgeons have been expressing a preference. When a hospital or surgery center changes to AEM technology, we receive recurring sales from sales of replacement instruments. We believe that there is no directly competing technology to supplant AEM products. The replacement market of reusable and disposable AEM products in hospitals and surgery centers that use our AEM technology represented over 90% of our sales during the three months ended September 30, 2012. This sales stream is expected to grow as the base of accounts that switch to AEM technology grows. In addition, we intend to develop disposable versions of more of our AEM products in order to meet market demands and expand our sales opportunities.

We have an accumulated deficit of $16,814,405 at September 30, 2012. Operating funds have been provided primarily by issuances of our common stock and warrants and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital in the future.

During the six months ended September 30, 2012, we used $45,390 of cash from our operations and used $176,635 for investments in property and equipment. As of September 30, 2012, we had $557,715 in cash and cash equivalents available to fund future operations, a decrease of $6,956 from March 31, 2012. Our working capital was $2,803,508 at September 30, 2012 compared to $2,837,788 at March 31, 2012.

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

With the broader array of AEM instruments now available, the surgeon has a wide choice of instrument options and does not have to change surgical technique to use our AEM products. Since conversion to AEM technology is transparent to the surgeon, hospitals can convert more easily to AEM technology, thus providing all of their laparoscopic surgery patients a higher level of safety. This development coincides with the continued expansion of independent endorsements for AEM technology. Recommendations from the malpractice insurance and medicolegal communities complement the broad clinical endorsements that AEM technology has garnered over the past few years, leading to increased awareness for the benefits of the technology.

We continue our focus on developing next generation versions of our AEM instruments to better meet market demands, particularly the demand for improved ergonomics and simplified user functionalities.

Outlook

Installed Base of AEM Monitoring Equipment:  We believe that sales of our installed base of AEM products will increase sales as the inherent risks associated with monopolar laparoscopic electrosurgery become more widely acknowledged, as we focus on increasing our sales efficiency and with recent quality enhancement to our product line, including an improved disposable foot-activated fixed-tip electrode and an enhanced disposable scissor insert, the e-Edge™ Scissor, which we began shipping in mid-September. We expect that the replacement sales of electrosurgical instruments and accessories will also increase as additional facilities adopt AEM technology. We anticipate that the efforts to improve the productivity of sales representatives carrying the AEM product line, along with the introduction of next generation products, may provide the basis for increased sales and profitable operations. However, these measures, or any others that we may adopt, may not result in either increased sales or profitable operations.

We believe that the unique performance of the AEM technology and our breadth of independent endorsements provide an opportunity for continued market share growth. In our view, market awareness and awareness of the clinical credibility of the AEM technology, as well as awareness of our endorsements, are continually improving, and we expect this awareness to benefit our sales efforts for the remainder of fiscal year 2013. Our objectives in the remainder of fiscal year 2013 are to optimize sales execution, to expand market awareness of the AEM technology and to maximize the number of additional hospital and surgery center accounts switching to AEM instruments while retaining existing customers. In addition, acceptance of AEM products depends on surgeons’ preference for our instruments, which depends on factors such as ergonomics quality and ease of use in addition to the technological and safety advantages of AEM products. If surgeons prefer other instruments to our instruments, our business results will suffer.

Possibility of Operating Losses:  We have an accumulated deficit of $16,814,405 at September 30, 2012. Operating funds have been provided primarily by issuances of our common stock and warrants, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital. We have made strides toward improving our operating results but due to the ongoing need to support the development of refinements to our product line, and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to raise additional capital.

Revenue Growth: We expect to generate increased product revenue in the U.S. from sales to new customers and from expanded sales to existing customers as the medical device industry stabilizes and our network of direct and independent sales representatives becomes more efficient. We believe that the visibility and credibility of the independent clinical endorsements for AEM technology will contribute to new accounts and increased product revenue in fiscal year 2013. We also expect to increase market share through promotional programs of placing our AEM monitors at no charge into hospitals that commit to standardize with AEM instruments. However, all of these efforts to increase market share and grow product revenue will depend in part on our ability to expand the efficiency and effective coverage range of our direct and independent sales representatives, as well as maintain and in some cases, improve the quality of our product offerings. Service revenue represents design and development service revenue from our agreements with strategic partners. As a result of a project that has been phased out by a strategic partner, and unless we obtain another strategic partner or further commitments from existing partners, we anticipate that future service revenue will be significantly reduced as compared to last fiscal year’s service revenue.  Service revenue represents design and development service revenue.

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

Manufacturing:  As sales increase, we expect that gross profit and gross margins will increase.

Sales and Marketing Expenses: We continue our efforts to expand domestic and international distribution capability, and we believe that sales and marketing expenses will decrease as a percentage of net sales with increasing sales volume.

Research and Development Expenses: Research and development expenses are expected to increase to support quality improvement efforts and development of refinements to our AEM product line and new products, which will further expand the instrument options for surgeons.

Results of Operations

For the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Product Revenue.  Product revenue for the quarter ended September 30, 2012 was $2,805,808 compared to $2,830,369 for the quarter ended September 30, 2011, a decrease of $24,561. The slight decrease is attributable to business lost from accounts that stopped using AEM technology and to outside reprocessors who reprocess our products for resale. This was partially offset by the addition of two new accounts that we opened for AEM technology in the three months ended September 30, 2012 versus eight new accounts for AEM technology in the three months ended September 30, 2011.

Service Revenue.  Service revenue for the quarter ended September 30, 2012 was $68,183 compared to $436,789 for the quarter ended September 30, 2011, a decrease of $368,606. The decrease is a result of a project that has been phased out by a strategic partner. As a result, and unless we obtain another strategic partner or further commitments from existing partners, we anticipate that future service revenue will be significantly reduced as compared to last fiscal year’s service revenue. Service revenue represents design and development services.

Gross profit.  Product gross profit for the quarter ended September 30, 2012 of $1,603,686 represented an increase of 23% from gross profit of $1,305,125 for the quarter ended September 30, 2011. Gross profit as a percentage of sales (gross margins) increased from 46% for the quarter ended September 30, 2011 to 57% for the quarter ended September 30, 2012. The increase in gross margins in the quarter ended September 30, 2012 was the result of gross margins that were lower in the quarter ended September 30, 2011 due to a one-time charge of $430,000 for a voluntary recall of certain electrode product. Further, gross margins increased, principally, from a normalized return to production of our disposable scissor inserts which resulted in a decrease to the per unit cost. The increase in gross margins in the quarter ended September 30, 2012 was decreased, partially, as a result of increased overhead costs.

Service gross profit for the quarter ended September 30, 2012 of $8,608 represented a decrease of $252,464 from $261,072 for the quarter ended September 30, 2011. The decrease is a result of a project that has been phased out by a strategic partner.

Sales and marketing expenses.  Sales and marketing expenses of $945,266 for the quarter ended September 30, 2012 represented a decrease of 22% from sales and marketing expenses of $1,212,878 for the quarter ended September 30, 2011. The decrease was the result of lower general purchasing organizations’ fees due to ceasing our relationships with some of our general purchasing organizations, and reduced outside services and public relations. Further reductions were from reduced compensation as a result of reduced direct sales representatives, and reduced recruiting fees, sales samples, travel and meals. The decrease in expense was offset, partially, by expenses for product management and continuing education programs.

General and administrative expenses.  General and administrative expenses of $452,233 for the quarter ended September 30, 2012 represented a decrease of 2% from general and administrative expenses of $462,907 for the quarter ended September 30, 2011. The decrease was the result of reduced compensation expense, principally due to compensation expense for severance cost that was incurred in the quarter ended September 30, 2011, and reduced board of directors’ fees. The decrease in such costs was offset, partially, by a bonus accrual and outside services.

Research and development expenses.  Research and development expenses of $477,376 for the quarter ended September 30, 2012 represented an increase of 40% compared to $342,173 for the quarter ended September 30, 2011. The increase was the result of an increase in outside services, especially for quality efforts and development of new products, an increase to facilities allocation for additional space, and reduced internal resource cost allocation to service revenue cost of revenue due to reduced service revenue.

Net loss.  Net loss was $264,695 for the quarter ended September 30, 2012 compared to net loss of $469,375 for the quarter ended September 30, 2011. Net loss was reduced, primarily, as a result of a one-time charge of $430,000 in the quarter ended September 30, 2011 and for lower operating expenses and reduced interest expense. The net loss reduction was increased, partially, as a result of reduced service revenue, and the profit thereon.

For the six months ended September 30, 2012 compared to the six months ended September 30, 2011.

Product Revenue.  Product revenue for the six months ended September 30, 2012 was $5,611,158 compared to $5,663,574 for the six months ended September 30, 2011, a decrease of 1%. The decrease is attributable to business lost from accounts that stopped using AEM technology and to outside reprocessors who reprocess our products for resale. This was partially offset by the addition of new accounts. We opened nine new accounts for AEM technology in the six months ended September 30, 2012 versus fourteen new accounts for AEM technology in the six months ended September 30, 2011.

Service Revenue.  Service revenue for the six months ended September 30, 2012 was $364,004 compared to $787,578 for the six months ended September 30, 2011, a decrease of $423,574. The decrease is a result of a project that has been phased out by a strategic partner. As a result, and unless we obtain another strategic partner or further commitments from existing partners, we anticipate that future service revenue will be significantly reduced as compared to last fiscal year’s service revenue. Service revenue represents design and development services.

Gross profit.  Product gross profit for the six months ended September 30, 2012 of $3,204,924 represented an increase of 11% from gross profit of $2,877,654 for the six months ended September 30, 2011. Gross profit as a percentage of sales (gross margins) increased from 51% for the six months ended September 30, 2011 to 57% for the six months ended September 30, 2012. The increase in gross margins in the six months ended September 30, 2012 was the result of gross margins that were lower in the six months ended September 30, 2011 due to a one-time charge of $430,000 for a voluntary recall of certain electrode product. Further, gross margins increased, principally, from a normalized return to production of our disposable scissor inserts which resulted in a decrease to the per unit cost. The increase in gross margins in the quarter ended September 30, 2012 was decreased, partially, as a result of increased overhead costs.

Service gross profit for the six months ended September 30, 2012 of $155,709 represented a decrease of $311,960 from $467,669 for the six months ended September 30, 2011. The decrease is a result of a project that has been phased out by a strategic partner.

Sales and marketing expenses.  Sales and marketing expenses of $1,812,272 for the six months ended September 30, 2012 represented a decrease of 19% from sales and marketing expenses of $2,250,318 for the six months ended September 30, 2011. The decrease was the result of lower general purchasing organizations’ fees due to ceasing our relationships with some of our general purchasing organizations, and reduced outside services and public relations. Further reductions were from reduced compensation as a result of reduced direct sales representatives, and reduced recruiting fees, sales samples, travel and meals

General and administrative expenses.  General and administrative expenses of $979,878 for the six months ended September 30, 2012 represented an increase of 11% from general and administrative expenses of $881,696 for the six months ended September 30, 2011. The increase was the result of outside services, legal, accounting and bank fees, a quality software program and training, and bonus accrual. The increase in such costs was partially offset by reduced compensation expense, principally due to compensation expense for severance cost that was incurred in the six months ended September 30, 2011, reduced board of directors’ and investor relations’ fees.

Research and development expenses.  Research and development expenses of $820,122 for the six months ended September 30, 2012 represented an increase of 22% compared to $672,765 for the six months ended September 30, 2011. The increase was the result of an increase in outside services, especially for quality efforts and development of new products, an increase to facilities allocation for additional space, and reduced internal resource cost allocation to service revenue cost of revenue due to reduced service revenue.

Net loss.  Net loss was $254,385 for the six months ended September 30, 2012 compared to net loss of $489,751 for the six months ended September 30, 2011. Net loss was reduced, primarily, as a result of a one-time charge of $430,000 in the six months ended September 30, 2011 and for lower operating expenses and reduced interest expense. The net loss reduction was increased, partially, as a result of reduced service revenue, and the profit thereon.

The results of operations for the three and six months ended September 30, 2012 are not indicative of the results of operations for all or any part of the balance of the fiscal year.

Liquidity and Capital Resources

At September 30, 2012, operating funds have been provided primarily by issuances of our common stock and warrants and the exercise of stock options to purchase our common stock. Operating funds totaled $21,554,451 from our inception through September 30, 2012.

On May 10, 2012, we signed an amendment to our credit facility agreement with Silicon Valley Bank, effective May 10, 2012. The terms of the credit facility include a line of credit for $2,000,000 for two years at an interest rate calculated at the prime rate plus 1.25%, subject to increase upon a default. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. The credit facility is secured by all tangible and intangible assets, whether now owned or hereafter acquired, wherever located.

Our operations used $45,390 of cash during the six months ended September 30, 2012 on net revenue of $5,975,162. Cash was used, principally, by our net loss, increased prepaid expenses and other assets, and decreased accounts payable. Cash used was partially offset by a decrease to accounts receivable. The amounts of cash used by operations for the six months ended September 30, 2012 are not indicative of the expected amounts of cash to be generated from or used in operations in fiscal year 2013. During the six months ended September 30, 2012, we invested $176,635 in the acquisition of property and equipment. As of September 30, 2012, we had $557,715 in cash and cash equivalents available to fund future operations. Working capital was $2,803,508 at September 30, 2012 compared to $2,837,788 at March 31, 2012. The decrease to working capital at September 30, 2012 was the result, principally, of our net loss, which was offset, partially, by obtaining net proceeds from the issuance of our common stock. Current liabilities were $1,418,759 at September 30, 2012, compared to $1,672,425 at March 31, 2012. The decrease in current liabilities at September 30, 2012 was caused, principally, by a decrease to accounts payable as a result of obtaining proceeds from the issuance of our common stock.

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

We currently lease our facilities at 6797 Winchester Circle, Boulder, Colorado under noncancelable lease agreements through July 31, 2014. The minimum future lease payment by fiscal year as of September 30, 2012 is as follows:

Fiscal Year	Amount
2013 (six months remaining)	150,735
2014	320,080
2015	108,303
Total	$579,118

Our minimum future equipment lease payments with General Electric Capital Corporation as of September 30, 2012, by fiscal year, are as follows:

Fiscal Year	Amount
2013 (six months remaining)	50,937
2014	8,488
Total	$59,425

As of September 30, 2012, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Line of credit obligations	$—	$—	$—	$—	$—
Operating lease obligations	638,543	370,200	268,343	—	—
Total	$638,543	$370,200	$268,343	$—	$—

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

We currently estimate forfeitures for stock-based compensation expense related to employee stock options. Other assumptions that are used in calculating stock-based compensation expense include risk-free interest rate, expected life, expected volatility and expected dividend.

ITEM 4 — CONTROLS AND PROCEDURES

(a)  We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Principal Accounting and Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective.

(b)  During the quarter ended September 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                                               OTHER INFORMATION

ITEM 6                                                       Exhibits

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

10.1        Amendment, dated August 27, 2012, to Employment Agreement between Encision Inc. and Fred Perner (incorporated by reference from exhibit 10.1 to the Current Report on Form 8-K filed on August 27, 2012).

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

101           The following materials from Encision Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Income, (iii) the unaudited Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged at Level I.

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

Encision Inc.

November 2, 2012	/s/ Mala Ray
Date	Mala Ray
Controller
Principal Accounting Officer &
Principal Financial Officer