Form 10-Q
period 2012-12-31
ENCISION INC
filed 2013-01-31
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Large accelerated filer☐	Accelerated filer ☐

Non-accelerated filer☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	8,210,100 Shares
(Class)	(outstanding at December 31, 2012)

ENCISION INC.

FORM 10-Q

For the Three Months Ended December 31, 2012

PART I                  FINANCIAL INFORMATION

ITEM 1   —   CONDENSED INTERIM FINANCIAL STATEMENTS

Encision Inc.

Condensed Balance Sheets

(unaudited)

	December 31, 2012	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$472,634	$564,671
Accounts receivable, net of allowance for doubtful accounts of $5,500 at December 31, 2012 and $15,500 at March 31, 2012	1,095,886	1,427,966
Inventories, net of reserve for obsolescence of $45,000 at December 31, 2012 and $117,000 at March 31, 2012	2,622,438	2,489,008
Prepaid expenses	100,119	28,568
Total current assets	4,291,077	4,510,213
Equipment, at cost:
Furniture, fixtures and equipment	2,588,404	2,497,471
Customer-site equipment	817,329	819,403
Equipment-in-progress	942,398	777,839
Accumulated depreciation	(2,688,623)	(2,476,004)
Equipment, net	1,659,508	1,618,709
Patents, net of accumulated amortization of $184,962 at December 31, 2012 and $169,084 at March 31, 2012	228,234	272,714
Other assets	9,141	7,415
TOTAL ASSETS	$6,187,960	$6,409,051
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$693,499	$1,039,923
Accrued compensation	404,985	283,366
Other accrued liabilities	421,335	349,136
Total current liabilities	1,519,819	1,672,425
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 8,210,100 shares issued and outstanding at December 31, 2012 and 7,955,100 at March 31, 2012	21,565,029	21,296,646
Accumulated (deficit)	(16,896,888)	(16,560,020)
Total shareholders’ equity	4,668,141	4,736,626
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,187,960	$6,409,051

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

Three Months Ended	December 31, 2012	December 31, 2011
NET REVENUE:
Product	$2,954,849	$2,688,625
Service	99,831	478,654
Total Revenue	3,054,680	3,167,279
COST OF REVENUE:
Product	1,316,962	1,195,418
Service	71,805	230,866
Total Cost of Revenue	1,388,767	1,426,284
GROSS PROFIT	1,665,913	1,740,995
OPERATING EXPENSES:
Sales and marketing	903,068	1,057,771
General and administrative	384,926	406,933
Research and development	460,765	338,461
Total operating expenses	1,748,759	1,803,165
OPERATING LOSS	(82,846)	(62,170)
Interest income (expense), net	37	(18,789)
Other income, net	327	402
Interest and other income, net	364	(18,387)
LOSS BEFORE PROVISION FOR INCOME TAXES	(82,482)	(80,557)
Provision for income taxes	—	—
NET LOSS	$(82,482)	$(80,557)
Net loss per share—basic and diluted	$(0.01)	$(0.01)
Weighted average shares—basic and diluted	8,210,100	6,455,100

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

Nine Months Ended	December 31, 2012	December 31, 2011
NET REVENUE:
Product	$8,566,008	$8,352,200
Service	463,835	1,266,232
Total Revenue	9,029,843	9,618,432
COST OF REVENUE:
Product	3,691,724	3,981,338
Service	311,572	550,776
Total Cost of Revenue	4,003,296	4,532,114
GROSS PROFIT	5,026,547	5,086,318
OPERATING EXPENSES:
Sales and marketing	2,715,341	3,308,089
General and administrative	1,352,046	1,288,629
Research and development	1,293,645	1,011,226
Total operating expenses	5,361,032	5,607,944
OPERATING LOSS	(334,485)	(521,626)
Interest expense, net	(1,765)	(49,709)
Other income (expense), net	(618)	1,027
Interest and other income (expense), net	(2,383)	(48,682)
LOSS BEFORE PROVISION FOR INCOME TAXES	(336,868)	(570,308)
Provision for income taxes	—	—
NET LOSS	$(336,868)	$(570,308)
Net loss per share—basic and diluted	$(0.04)	$(0.09)
Weighted average shares—basic and diluted	8,196,191	6,455,100

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Cash Flows

(Unaudited)

Nine Months Ended	December 31, 2012	December 31, 2011
Cash flows from operating activities:
Net loss	$(336,868)	$(570,308)
Adjustments to reconcile loss to net cash provided by operating activities:
Depreciation and amortization	228,497	195,216
Impairment of patent costs	42,212	—
Stock-based compensation expense related to stock options	46,164	54,507
Provision for doubtful accounts, net	(10,000)	(4,000)
Provision for inventory obsolescence, net	(72,000)	—
Change in operating assets and liabilities:
Accounts receivable	342,080	(262,758)
Inventories	(61,430)	(73,135)
Prepaid expenses and other assets	(73,277)	22,963
Accounts payable	(346,424)	442,431
Accrued compensation and other accrued liabilities	193,818	327,134
Net cash (used in) operating activities	(47,228)	132,050
Cash flows from investing activities:
Acquisition of property and equipment	(253,418)	(547,517)
Patent costs	(13,610)	(19,551)
Net cash (used in) investing activities	(267,028)	(567,068)
Cash flows from financing activities:
Borrowings from credit facility	—	321,237
Proceeds from the issuance of common stock	255,000	—
Cost of the issuance of common stock	(32,781)	—
Net cash provided by financing activities	222,219	321,237
Net decrease in cash and cash equivalents	(92,037)	(113,781)
Cash and cash equivalents, beginning of period	564,671	120,008
Cash and cash equivalents, end of period	$472,634	$6,227

The accompanying notes to financial statements are an integral part of these condensed statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

We have an accumulated deficit of $16,896,888 at December 31, 2012. Operating funds have been provided primarily by issuances of our common stock and warrants, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital in the future. There are no assurances that additional capital will be available to us on terms acceptable to us, or at all.

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

Concentration of Credit Risk.  Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents, accounts receivable and a line of credit. The amount of cash on deposit with financial institutions exceeds the $250,000 federally insured limit at December 31, 2012. We believe that cash on deposit that exceeds $250,000 with financial institutions is financially sound and the risk of loss is minimal.

We have no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. We maintain the majority of our cash balances with one financial institution in the form of demand deposits.

Accounts receivable are typically unsecured and are derived from transactions with and from entities in the healthcare industry primarily located in the United States. Accordingly, we may be exposed to credit risk generally associated with the healthcare industry. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The net accounts receivable balance at December 31, 2012 of $1,095,886 included 5% from one customer. The net accounts receivable balance at March 31, 2012 of $1,427,966 included 17% from one customer.

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

Inventories.  Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At December 31, 2012 and March 31, 2012, inventory consisted of the following:

	December 31, 2012	March 31, 2012
Raw materials	$1,867,962	$1,603,231
Finished goods	799,476	1,002,777
Total gross inventories	2,667,438	2,606,008
Less reserve for obsolescence	(45,000)	(117,000)
Total net inventories	$2,622,438	$2,489,008

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

Income Taxes.  We account for income taxes under the provisions of FASB Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. ASC 740 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized. As a result, no provision for income tax is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. We are required to make many subjective assumptions and judgments regarding our income tax exposures. At December 31, 2012, we had no unrecognized tax benefits, which would affect the effective tax rate if recognized and had no accrued interest, or penalties related to uncertain tax positions.

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

Stock-based compensation expense recognized under ASC 718 for the three months ended December 31, 2012 and 2011 was $15,375 and $10,166, respectively, and $46,164 and $54,507 for the nine months ended December 31, 2012 and 2011, respectively, which consisted of stock-based compensation expense related to grants of employee stock options.

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Net loss	$(82,482)	$(80,557)	$(336,868)	$(570,308)
Weighted-average shares — basic	8,210,100	6,455,100	8,196,191	6,455,100
Effect of dilutive potential common shares	—	—	—	—
Weighted-average shares — diluted	8,210,100	6,455,100	8,196,191	6,455,100
Net income loss per share — basic	$(0.01)	$(0.01)	$(0.04)	$(0.09)
Net income loss per share — diluted	$(0.01)	$(0.01)	$(0.04)	$(0.09)
Antidilutive employee stock options	502,000	725,000	502,000	725,000

Note 4.   COMMITMENTS AND CONTINGENCIES

We currently lease our facilities at 6797 Winchester Circle, Boulder, Colorado under noncancelable lease agreements through July 31, 2014. The minimum future lease payment, by fiscal year, as of December 31, 2012 is as follows:

Fiscal Year	Amount
2013 (three months remaining)	75,368
2014	320,080
2015	108,303
Total	$503,751

Our minimum future equipment lease payments with General Electric Capital Corporation as of December 31, 2012, by fiscal year, are as follows:

Fiscal Year	Amount
2013 (three months remaining)	25,469
2014	8,488
Total	$33,957

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

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine compliance with these regulations. We believe that we were in substantial compliance with all known regulations as of December 31, 2012. FDA inspections are conducted periodically at the discretion of the FDA. Our latest inspection by the FDA occurred in December 2012.

Note 5.   SHARE-BASED COMPENSATION

The provisions of ASC 718-10-55 requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options, based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases for the three and nine months ended December 31, 2012 and 2011, which was allocated as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Cost of sales	$684	$734	$2,054	$2,202
Sales and marketing	591	(2,447)	1,773	2,577
General and administrative	11,310	9,029	33,970	41,177
Research and development	2,790	2,850	8,367	8,551
Stock-based compensation expense	$15,375	$10,166	$46,164	$54,507

The Black-Scholes model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk-free interest rate and expected dividends. There were 2,000 and 47,000 stock options granted during the three and nine months ended December 31, 2012, respectively. There were 240,000 and 260,000 stock options forfeited during the three and nine months ended December 31, 2012, respectively.

As of December 31, 2012, $280,000 of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over a period of five years.

Note 6.   RELATED PARTY TRANSACTIONS

We paid consulting fees of $17,543 and $56,355 to an entity owned by one of our directors during the three and nine months ended December 31, 2012 and $17,969 and $59,260 during the three and nine months ended December 31, 2011, respectively. We paid consulting fees of $5,465 and $77,072 to an entity owned by another director during the three and nine months ended December 31, 2012, respectively, and none for the three and nine months ended December 31, 2011.

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

We address market opportunities created by the increase in minimally-invasive surgery (“MIS”) and surgeons’ use of electrosurgery devices in these procedures.  The product opportunity exists in that monopolar electrosurgery instruments used in laparoscopic procedures provide excellent clinical results, but are also susceptible to causing inadvertent collateral tissue damage outside the surgeon’s field of view. The risk of unintended electrosurgical burn injury to the patient in laparoscopic surgery has been well documented. This risk poses a threat to patient safety, including the risk of death, and creates liability exposure for surgeons and hospitals, as well as increased and preventable readmissions. On October 1, 2012, the Centers for Medicare and Medicaid Services, as part of the Affordable Care Act, began the Readmissions Reduction Program that penalizes hospitals for excessive readmissions in selected clinical areas.

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

We have focused our marketing strategies to date on expanding the market awareness of the AEM technology and our broad independent endorsements and have continued efforts to improve and expand the AEM product line. Accordingly, we are updating our accepted AEM instruments to include ergonomics and user functionalities for which surgeons have been expressing a preference. When a hospital or surgery center changes to AEM technology, we receive recurring sales from sales of replacement instruments. We believe that there is no directly competing technology to supplant AEM products. The replacement market of reusable and disposable AEM products in hospitals and surgery centers that use our AEM technology represented over 90% of our sales during the three and nine months ended December 31, 2012. This sales stream is expected to grow as the base of accounts that switch to AEM technology grows. In addition, we intend to develop disposable versions of more of our AEM products in order to meet market demands and expand our sales opportunities.

We have an accumulated deficit of $16,896,888 at December 31, 2012. Operating funds have been provided primarily by issuances of our common stock and warrants and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital in the future.

During the nine months ended December 31, 2012, we used $47,228 of cash in our operations and used $253,418 for investments in property and equipment. As of December 31, 2012, we had $472,634 in cash and cash equivalents available to fund future operations, a decrease of $92,037 from March 31, 2012. Our working capital was $2,771,258 at December 31, 2012 compared to $2,837,788 at March 31, 2012.

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

Outlook

Installed Base of AEM Monitoring Equipment:  We believe that sales of our installed base of AEM products will increase as the inherent risks associated with monopolar laparoscopic electrosurgery become more widely acknowledged, as we focus on increasing our sales efficiency and with recent quality enhancements to our product line, including an improved disposable foot-activated fixed-tip electrode and an enhanced disposable scissor insert, the e-Edge™ Scissor, which we began shipping in mid-September. We expect that the replacement sales of electrosurgical instruments and accessories will also increase as additional facilities adopt AEM technology. We anticipate that the efforts to improve the productivity of sales representatives carrying the AEM product line, along with the introduction of next generation products, may provide the basis for increased sales and profitable operations. However, these measures, or any others that we may adopt, may not result in either increased sales or profitable operations.

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

As part of the Affordable Care Act that was enacted in 2009, medical device companies will be required to pay a tax of 2.3 percent of the sales price on medical device sales beginning January 1, 2013. The tax is not imposed on devices sold for further manufacture or devices sold for export. We expect most of our product revenue will be subject to the tax.

Possibility of Operating Losses:  We have an accumulated deficit of $16,896,888 at December 31, 2012. Operating funds have been provided primarily by issuances of our common stock and warrants, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital. We have made strides toward improving our operating results but due to the ongoing need to develop, optimize and train our direct sales managers and the independent sales representative network, the need to support the development of refinements to our product line, and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to raise additional capital.

Revenue Growth: We expect to generate increased product revenue in the U.S. from sales to new customers and from expanded sales to existing customers as the medical device industry stabilizes and our network of direct and independent sales representatives becomes more efficient. We believe that the visibility and credibility of the independent clinical endorsements for AEM technology will contribute to new accounts and increased product revenue in fiscal year 2013. We also expect to increase market share through promotional programs, including placing our AEM monitors at no charge into hospitals that commit to standardize with AEM instruments. However, all of these efforts to increase market share and grow product revenue will depend in part on our ability to expand the efficiency and effective coverage range of our direct and independent sales representatives, as well as maintain and in some cases, improve the quality of our product offerings.

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

Results of Operations

For the three months ended December 31, 2012 compared to the three months ended December 31, 2011.

Product Revenue.  Product revenue for the quarter ended December 31, 2012 was $2,954,849 compared to $2,688,625 for the quarter ended December 31, 2011, an increase of $266,224, an increase of 10%. The increase is attributable to business gained from the addition of 11 new accounts that we opened for

AEM technology in the three months ended December 31, 2012 versus seven new accounts for AEM technology in the three months ended December 31, 2011.

Service Revenue.  Service revenue for the quarter ended December 31, 2012 was $99,831 compared to $478,654 for the quarter ended December 31, 2011, a decrease of $378,823. The decrease is a result of a project that has been phased out by a strategic partner. As a result, and unless we obtain another strategic partner or further commitments from existing partners, we anticipate that future service revenue will be significantly reduced as compared to last fiscal year’s service revenue. Service revenue represents design and development services.

Gross profit.  Product gross profit for the quarter ended December 31, 2012 of $1,637,887 represented an increase of 10% from gross profit of $1,493,207 for the quarter ended December 31, 2011. Gross profit as a percentage of sales (gross margins) decreased from 56% for the quarter ended December 31, 2011 to 55% for the quarter ended December 31, 2012. The decrease in gross margins in the quarter ended December 31, 2012 was the result of increased overhead and scrap costs.

Service gross profit for the quarter ended December 31, 2012 of $28,026 represented a decrease of $219,762 from $247,788 for the quarter ended December 31, 2011. The decrease is a result of a project that has been phased out by a strategic partner.

Sales and marketing expenses.  Sales and marketing expenses of $903,068 for the quarter ended December 31, 2012 represented a decrease of 15% from sales and marketing expenses of $1,057,771 for the quarter ended December 31, 2011. The decrease was the result of reduced compensation as a result of reduced direct sales representatives, lower general purchasing organizations’ fees due to ceasing our relationships with some of our general purchasing organizations, and reduced outside services and travel and meals. The decrease in expense was offset, partially, by increased commission expense for our independent representatives.

General and administrative expenses.  General and administrative expenses of $384,926 for the quarter ended December 31, 2012 represented a decrease of 5% from general and administrative expenses of $406,933 for the quarter ended December 31, 2011. The decrease was the result of reduced board of directors’ fees, and reduced temporary contractor and outside services costs. The decrease in such costs was offset, partially, by increased compensation and bonus accrual.

Research and development expenses.  Research and development expenses of $460,765 for the quarter ended December 31, 2012 represented an increase of 36% compared to $338,461 for the quarter ended December 31, 2011. The increase was the result of an increase in compensation and outside services, especially for quality efforts and development of new products, an increase to facilities allocation for additional space, and reduced internal resource cost allocation to service revenue’s cost of revenue due to reduced service revenue. The increase in such costs was offset, partially, by decreased temporary help and inventory usage costs.

Net loss.  Net loss was $82,482 for the quarter ended December 31, 2012 compared to net loss of $80,557 for the quarter ended December 31, 2011. Net loss was slightly increased as a result of lower service revenue, and the profit thereon. The net loss increase was reduced, partially, from lower operating expenses and reduced interest expense

For the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011.

Product Revenue.  Product revenue for the nine months ended December 31, 2012 was $8,566,008 compared to $8,352,200 for the nine months ended December 31, 2011, an increase of 3%. The increase is attributable to business gained by the addition of new accounts and to a reduction of closed accounts. We opened 20 new accounts for AEM technology in the nine months ended December 31, 2012 versus 21 new accounts for AEM technology in the nine months ended December 31, 2011.

Service Revenue.  Service revenue for the nine months ended December 31, 2012 was $463,835 compared to $1,266,232 for the nine months ended December 31, 2011, a decrease of $802,397. The decrease is a result of a project that has been phased out by a strategic partner. As a result, and unless we obtain another strategic partner or further commitments from existing partners, we anticipate that future service revenue will be significantly reduced as compared to last fiscal year’s service revenue. Service revenue represents design and development services.

Gross profit.  Product gross profit for the nine months ended December 31, 2012 of $4,874,284 represented an increase of 12% from gross profit of $4,370,862 for the nine months ended December 31, 2011. Gross profit as a percentage of sales (gross margins) increased from 52% for the nine months ended December 31, 2011 to 57% for the nine months ended December 31, 2012. The increase in gross margins in the nine months ended December 31, 2012 was the result of gross margins that were lower in the nine months ended December 31, 2011 due to a one-time charge of $430,000 for a voluntary recall of a certain electrode product and of an increase, principally, in gross margin of our disposable scissor inserts.

Service gross profit for the nine months ended December 31, 2012 of $152,263 represented a decrease of $563,193 from $715,456 for the nine months ended December 31, 2011. The decrease is a result of a project that has been phased out by a strategic partner.

Sales and marketing expenses.  Sales and marketing expenses of $2,715,341 for the nine months ended December 31, 2012 represented a decrease of 18% from sales and marketing expenses of $3,308,089 for the nine months ended December 31, 2011. The decrease was the result of lower general purchasing organizations’ fees due to ceasing our relationships with some of our general purchasing organizations, and reduced outside services and public relations. Further reductions were from reduced compensation as a result of reduced direct sales representatives, and reduced recruiting fees, sales samples, travel and meals.

General and administrative expenses.  General and administrative expenses of $1,352,046 for the nine months ended December 31, 2012 represented an increase of 5% from general and administrative expenses of $1,288,629 for the nine months ended December 31, 2011. The increase was the result of outside services, accounting and bank fees, a quality software program and training, and bonus accrual. The increase in such costs was partially offset by reduced compensation expense, principally due to compensation expense for severance cost that was incurred in the nine months ended December 31, 2011, reduced board of directors’ and investor relations’ fees, and outside services and temporary contractor costs.

Research and development expenses.  Research and development expenses of $1,293,645 for the nine months ended December 31, 2012 represented an increase of 28% compared to $1,011,226 for the nine months ended December 31, 2011. The increase was the result of an increase in compensation and outside services, especially for quality efforts and development of new products, an increase to facilities allocation for additional space, and reduced internal resource cost allocation to service revenue cost of revenue due to reduced service revenue. The net increase was reduced, partially, by decreased temporary help and inventory usage costs.

Net loss.  Net loss was $336,868 for the nine months ended December 31, 2012 compared to net loss of $570,308 for the nine months ended December 31, 2011. Net loss was reduced, primarily, as a result of a one-time charge of $430,000 in the nine months ended December 31, 2011 and for lower operating expenses and reduced interest expense. The net loss reduction was offset, partially, as a result of reduced service revenue, and the profit thereon.

The results of operations for the three and nine months ended December 31, 2012 are not indicative of the results of operations for all or any part of the balance of the fiscal year.

Liquidity and Capital Resources

At December 31, 2012, operating funds have been provided primarily by issuances of our common stock and warrants and the exercise of stock options to purchase our common stock. Operating funds totaled $21,565,029 from our inception through December 31, 2012.

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

Our operations used $47,228 of cash during the nine months ended December 31, 2012 on net revenue of $8,566,008. Cash was used, principally, by our net loss, increased prepaid expenses and other assets, and decreased accounts payable. Cash used was partially offset by a decrease to accounts receivable, and an increase to accrued compensation and other accrued liabilities. The amounts of cash used by operations for the nine months ended December 31, 2012 are not indicative of the expected amounts of cash to be generated from or used in operations in fiscal year 2013. During the nine months ended December 31, 2012, we invested $253,418 in the acquisition of property and equipment. As of December 31, 2012, we had $472,634 in cash and cash equivalents available to fund future operations. Working capital was $2,771,258 at December 31, 2012 compared to $2,837,788 at March 31, 2012. The decrease to working capital at December 31, 2012 was the result, principally, of our net loss, which was offset, partially, by obtaining net proceeds from the issuance of our common stock. Current liabilities were $1,519,819 at December 31, 2012, compared to $1,672,425 at March 31, 2012. The decrease in current liabilities at December 31, 2012 was caused, principally, by a decrease to accounts payable as a result of obtaining proceeds from the issuance of our common stock.

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

We currently lease our facilities at 6797 Winchester Circle, Boulder, Colorado under noncancelable lease agreements through July 31, 2014. The minimum future lease payment by fiscal year as of December 31, 2012 is as follows:

Fiscal Year	Amount
2013 (three months remaining)	75,368
2014	320,080
2015	108,303
Total	$503,751

Our minimum future equipment lease payments with General Electric Capital Corporation as of December 31, 2012, by fiscal year, are as follows:

Fiscal Year	Amount
2013 (three months remaining)	25,469
2014	8,488
Total	$33,957

As of December 31, 2012, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Line of credit obligations	$—	$—	$—	$—	$—
Operating lease obligations	537,708	349,385	188,323	—	—
Total	$537,708	$349,385	$188,323	$—	$—

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

(a)  We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Principal Accounting and Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective.

(b)  During the quarter ended December 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101         The following materials from Encision Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Income, (iii) the unaudited Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged at Level I.

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

Encision Inc.

January 31, 2013	/s/ Mala Ray
Date	Mala Ray
Controller
Principal Accounting Officer &
Principal Financial Officer