Form 10-K
period 2013-03-31
ENCISION INC
filed 2013-06-28
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐  (not required)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of September 28, 2012, the aggregate market value of the shares of common stock held by non-affiliates of the issuer on such date was $3,946,785. This figure is based on the average bid and asked price of $1.00 per share of the issuer’s common stock on September 28, 2012 as quoted on the OTC Bulletin Board.

The number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date.

Common Stock, no par value	8,210,100
(Class)	May 31, 2013

Documents Incorporated by Reference: Definitive Proxy Statement for the 2013 Annual Shareholders’ Meeting to be filed with the Securities and Exchange Commission and incorporated by reference as described in Part III. The 2013 Proxy Statement will be filed within 120 days after the end of the fiscal year ended March 31, 2013.

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

We address market opportunities created by the increase in minimally-invasive surgery (“MIS”) and surgeons’ use of electrosurgery devices in these procedures.  The product opportunity exists in that monopolar electrosurgery instruments used in laparoscopic procedures provide excellent clinical results cost effectively, but are also susceptible to causing inadvertent collateral tissue damage outside the surgeon’s field of view. The risk of unintended electrosurgical burn injury to the patient in laparoscopic surgery has been well documented. This risk poses a threat to patient safety, including the risk of death, and creates liability exposure for surgeons and hospitals, as well increased and preventable readmissions.

Our patented AEM technology provides surgeons with the desired tissue effects of cutting and coagulating tissue in laparoscopic procedures, while preventing stray electrosurgical energy that can cause complications and even death. AEM Surgical Instruments are equivalent to conventional instruments in size, shape, ergonomics and functionality, but they incorporate “Active Electrode Monitoring” technology to dynamically and continuously monitor the flow of electrosurgical current, thereby helping to prevent patient injury. With our “shielded and monitored” instruments, surgeons are able to perform electrosurgical procedures more safely, effectively and economically than is possible using conventional instruments.

AEM technology has been recommended and endorsed by sources from many groups involved in MIS. Surgeons, nurses, biomedical engineers, the medicolegal community, malpractice insurance carriers and electrosurgical device manufacturers advocate the use of AEM technology.

Business Highlights

Proprietary, Patented Technology

We have developed and launched patented AEM Surgical Instruments that enhance patient safety and patient outcomes in laparoscopic surgical procedures. We have been issued nine unexpired patents relating to AEM technology from the United States Patent and Trademark Office, each encompassing multiple claims, and which have between nine months and fifteen years seven months remaining. We also have patents relating to AEM technology issued in Europe, Japan, Canada and Australia.

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

Product Line has been Developed and Launched

Our AEM Surgical Instruments have been engineered to provide a seamless transition for surgeons switching from conventional laparoscopic instruments. AEM technology has been integrated into instruments that have the same look, feel and functionality as conventional instruments that surgeons have been using for years. The AEM product line encompasses the full range of instrument sizes, types and styles favored by surgeons. Additionally we continued to improve quality and add to the product line, including more disposable versions, the introduction of hand-activated instruments, our enhanced scissors, the e Edge™ scissors, and the EM3 AEM Monitor, during our fiscal year ended March 31, 2013. Thus, hospitals can make a complete and smooth conversion to our product line, thereby advancing patient safety in MIS.

Emerging as a Standard of Care

We believe that AEM technology is following a similar path as previous technological developments in surgery. Throughout the history of electrosurgery, companies that have developed significant technological breakthroughs in patient safety have seen their technologies become widely used. As with “Isolated” electrosurgical generators in the 1970s and with “REM” technology in the 1980s, AEM technology is receiving the broad endorsements that drove these previous new technologies to becoming a standard of care. We believe that it is possible to follow a course similar to that of pulse oximetry in becoming a standard of care. Our proprietary AEM technology enhances patient safety in MIS, especially in light of laparoscopic instruments being in closer proximity with single-port and reduced-port approaches. As a result, clinicians are now advocating AEM technology’s use.

Developing Distribution Network is Advancing Utilization of AEM Technology

Our AEM technology, in the hands of a sales network with broad access to the surgery marketplace, will help to increase utilization and market share. Historically, our sales and marketing efforts have been hindered by our small size and limited distribution channels. While these limitations continue, we have improved our sales network, which provided new hospital accounts with AEM technology in our fiscal year ended March 31, 2013. Our supplier agreements with Group Purchasing Organizations (“GPOs”) and other key hospitals systems, such as, Ascension are beginning to expose more hospitals to the benefits of our AEM technology.

Market Overview

We believe that our patented AEM technology provides us with marketing leverage toward gaining an increased share, both in terms of penetrations, as well as increasing our impact per procedure with AEM instrumentation. In our fiscal year ended March 31, 2013, AEM technology was used in 116,000 laparoscopic procedures.

In the 1990s, surgeons began widespread use of minimally-invasive surgical techniques. The benefits of MIS are substantial and include reduced trauma for the patient, reduced hospital stay, shorter recovery time and lower medical costs. With improvements in the surgical micro-camera and in the variety of available instruments, laparoscopic surgery became popular among general surgeons, gynecologic surgeons and other specialties. Laparoscopy now accounts for a large percentage of all surgical procedures performed in the United States. Approximately 75% of surgeons employ monopolar electrosurgery for laparoscopy according to INTERactive SURVeys. There are over 4.4 million laparoscopic procedures performed annually in the United States, and this number is increasing annually (Note: except as otherwise stated, market estimates in this section are as reported by Patient Safety & Quality Healthcare).

A component of the endoscopic surgery products market includes laparoscopic hand instruments, including scissors, graspers, dissectors, forceps, suction/irrigation devices, clip appliers and other surgical instruments of various designs, which provide a variety of tissue effects. Among the laparoscopic hand instruments, approximately $400 million in sales annually are instruments designed for “monopolar” electrosurgical utility. This market for laparoscopic monopolar electrosurgical instruments is the market we are targeting with our innovative AEM Surgical Instruments. Our proprietary AEM product line supplants the conventional “non-shielded, non-monitored” electrosurgical instruments commonly used in laparoscopic surgery. In California, a jury awarded $2.2 million on the basis of strict liability in a case involving a thermal injury against a competing medical device company. The verdict and award were affirmed by the California Court of Appeals on April 29, 2012.

When a hospital decides to use our AEM technology, we make recurring sales to such hospital for replacement instruments. Sales from replacement reusable and disposable AEM products in hospitals represented over 90% of our sales in the fiscal year ended March 31, 2013, and we expect this sales stream to grow as new hospitals increasingly adopt AEM technology and existing hospitals increase usage of AEM instrumentation. We also expect to increase the value per procedure delivered to our customers and, therefore, expect that the dollars per procedure to increase. AEM Instruments are competitively priced compared to conventional laparoscopic instruments.

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

The Technology

Stray Electrosurgical Burn Injury to the Patient

Electrosurgical technology is a valuable and popular resource for surgeons. Since its introduction in the 1930s, electrosurgical technology has continually evolved and is estimated to be used by over 75% of all laparoscopic general surgeons.

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

Stray electrosurgical burn injury can result from two causes — instrument insulation failure and capacitive coupling.  Instrument insulation failure can be a common occurrence with laparoscopic instruments. Conventional active electrodes for laparoscopic surgery are designed with the same basic construction — a single conductive element and an outer insulation coating. Unfortunately, this insulation can fail during the course of surgery. One university study found insulation defects in disposable instruments right out of the package and even before use. It is also possible for instrument insulation to become flawed during the cleaning and sterilization process. This common insulation failure can allow electrical currents to “leak” from the instrument to unintended and unseen tissue with potentially serious ramifications for the patient, such as bowel perforations. Four different studies indicate that the insulation failure rate can be as high as one in five instruments. Capacitive coupling is another way stray electrosurgical energy can cause unintended burns during laparoscopy. Capacitive coupling is an electrical phenomenon that occurs when current is induced from the instrument to nearby tissue despite intact insulation. This potential for capacitive coupling is present in all laparoscopic surgeries that utilize monopolar electrosurgery devices and can likely occur outside the surgeon’s field-of-view.

Conventional, “non-shielded, non-monitored” laparoscopic instruments are susceptible to causing unintended, unseen burn injuries to the patient in MIS. Instrument insulation failure and capacitive coupling are the primary causes of stray electrosurgical burns in laparoscopy and are the two events over which the surgical team has traditionally had little, if any, control.  Although alternative forms to monopolar electrosurgery energy exist, these alternative energies tend to be less effective, take longer to achieve the desired surgical effect and are considerably more costly.

Encision’s AEM Surgical Instruments

Active electrode monitoring technology can eliminate the risk of stray electrical energy caused by instrument insulation failure and capacitive coupling, and thus prevents unintended burn injury to the patient.

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

Historical Perspective

We were organized as a Colorado corporation in 1991 and spent several years developing the AEM monitoring system and protective sheaths to adapt to conventional electrosurgical instruments. During this period, we conducted product trials and applied for patents with the United States Patent and Trademark Office and with International patent agencies. . Our patents relate to the basic shielding and monitoring technologies that we incorporate into our AEM products. As of March 31, 2013, we have nine unexpired United States patents relating to specific implementations of shielding and monitoring in instruments. Foreign patents relating to the core AEM shielding and monitoring technologies have been issued to us in Europe, Japan, Canada and Australia.

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

Products

We produce and market a full line of AEM Instruments, which are ‘shielded and monitored’ to prevent stray electrosurgical burns from insulation failure and capacitive coupling. Our product line includes a broad range of articulating instruments (scissors, graspers and dissectors), fixed-tip electrodes and suction-irrigation electrodes. These AEM Instruments are available in a wide array of reusable and disposable options. Also, we have a line of handles that are used for advanced laparoscopic procedures that incorporate stiffer shafts and ergonomic features. In addition, we market an AEM monitor product line that is used in conjunction with AEM Instruments. During our fiscal year ended March 31, 2013 we introduced our enhanced scissors, the e Edge™ scissors, and the EM3 AEM Monitor, In addition, the company has launched a disposable fixed tip electrode and disposable suction-irrigation electrode products, both with hand control capabilities, to complement the EM3 AEM Monitor.

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

Research and Development

We aim to continually expand our AEM Instrument product line to satisfy the evolving needs of surgeons. We employ full-time engineers and use independent contractors from time to time in our research and product development efforts. This group continuously explores ways to broaden and enhance the product line. Current research and development efforts are focused primarily on line-extension projects to further expand our AEM Instrument product offering to increase surgeons’ choices and options in laparoscopic surgery. Our research and development expenses were $1,755,894 in fiscal year 2013 and $1,349,357 in fiscal year 2012. We expense research and development costs for products and processes as incurred. Costs that are included in research and development expenses include direct salaries, contractor fees, materials, facility costs and administrative expenses that relate to research and development.

Manufacturing, Regulatory Affairs and Quality Assurance

We engage in various manufacturing and assembly activities at our leased facility in Boulder, Colorado. These operations include disposable scissor inserts manufacturing and assembly of our AEM Instrument system as well as fabrication, assembly and test operations for instruments and accessories. We also have relationships with a number of outside suppliers, including New Deantronics, Inc., who accounted for approximately 13% of our purchases in fiscal year 2013, who provide primary sub-assemblies, various electronic and sheet metal components, and molded parts used in our products.

We believe that the use of both internal and external manufacturing capabilities allows for increased flexibility in meeting our customer delivery requirements and significantly reduces the need for investment in specialized capital equipment. We have developed multiple sources of supply where possible. Our relationship with our suppliers is generally limited to individual purchase order agreements supplemented, as appropriate, by contractual relationships to help ensure the availability and low cost of certain products. All components, materials and sub-assemblies used in our products, whether produced in-house or obtained from others, are inspected to ensure compliance with our specifications. All finished products are subject to our quality assurance and performance testing procedures. During fiscal year 2013, we continued our manufacturing vertical integration goal with the addition of several processes and the addition of a controlled environment room to our manufacturing capabilities.

As discussed in the section on Government Regulation, we are subject to the rules and regulations of the United States Food and Drug Administration (“FDA”). Our leased facility of 35,870 square feet contains approximately 15,100 square feet of manufacturing, regulatory affairs and quality assurance space. The facility is designed to comply with the Quality System Regulation (“QSR”), as specified in published FDA regulations. Our latest inspection by the FDA occurred in December 2012.

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

Patents, Patent Applications and Intellectual Proprietary Rights

We have invested heavily in an effort to protect our valuable technology, and, as a result of this effort, we have been issued nine unexpired relevant patents that together form a significant intellectual property position. Our patents relate to the basic shielding and monitoring technologies that we incorporate into our AEM products. As of March 31, 2013, we have nine unexpired United States patents relating to specific implementations of shielding and monitoring in instruments. Foreign patents relating to the core AEM shielding and monitoring technologies have been issued to us in Europe, Japan, Canada and Australia. As of March 31, 2013, there are between nine months and fifteen years seven months remaining on our AEM patents. We have seven patent applications in process and we have four trademarks.

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

We require our employees to execute non-disclosure agreements upon commencement of employment. These agreements generally provide that all confidential information developed or made known to the individual by us during the course of the individual’s employment is our property and is to be kept confidential and not to be disclosed to third parties.

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

As mentioned in the Sales and Marketing discussion, the competitive issues involved in selling our AEM product line do not primarily revolve around a comparison of cost or features, but rather involve generating an awareness of the inherent hazards of electrosurgery and the potential for injury to the patient. This involves conceptual selling, rather than just a product selling, which results in a longer sales cycle and generally higher sales costs. Independent endorsements of AEM technology have greatly enhanced the credibility of AEM Instruments. However, our efforts to increase market awareness of this technology may not be successful, and our competitors may develop alternative strategies and/or products to counter our marketing efforts.

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

The FDA regulates our quality control and manufacturing procedures by requiring us and our contract manufacturers to demonstrate compliance with the QSR as specified in published FDA regulations. The FDA requires manufacturers to register with the FDA, which subjects them to periodic FDA inspections of manufacturing facilities. If violations of applicable regulations are noted during FDA inspections of our manufacturing facilities or the facilities of our contract manufacturers, the continued marketing of our products may be adversely affected. Such regulations are subject to change and depend heavily on administrative interpretations. In December 2012, the FDA conducted a QSR inspection of our facilities. We believe that we have the internal resources and processes in place to be reasonably assured that we are in compliance with all applicable United States regulations regarding the manufacture and sale of medical devices. However, if we were found not to be in compliance with the QSR, in the future, such findings could result in a material adverse impact on our financial condition, results of operations and cash flows.

Sales of medical devices outside of the United States are subject to United States export requirements and foreign regulatory requirements. Legal restrictions on the sale of imported medical devices vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval and the requirements may differ. Our Certificate of Export from the United States Department of Health and Human Services expires August 2014. However, a specific foreign country in which we wish to sell our products may not accept or continue to accept the Certificate of Export. Entry into the European Economic Area market also requires prior certification of our quality system and product documentation. We achieved CE marking in August 2000, allowing a launch into the European marketplace. Maintenance of the CE marking status requires annual audits of the quality system and technical documentation by our European Notified Body, LGA InterCert. The most recent audit was completed in February 2013. In addition to licensing, entry into the Canadian market now requires quality system certification to ISO 13485:2003. Our quality system was audited and certification verified by LGA-InterCert of Nuremberg, Germany, in February 2013.

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

Employees

As of March 31, 2013, we employed 60 full-time individuals, of which 13 are engaged directly in research, development and regulatory activities, 24 in manufacturing/operations, 17 in marketing and sales and 6 in administrative positions. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

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

Among the factors that could cause future results and financial condition to be materially different from expectations are:

Our products may not be accepted by the market. The success of our products and our financial condition depends on the acceptance of AEM products by the medical community in commercially viable quantities during fiscal year 2014 and beyond. We cannot predict how quickly or how broadly AEM products will be accepted by the medical community. We need to continually educate the marketplace about the potential hazards involved in the use of conventional electrosurgical products during MIS procedures and the expected benefits associated with the use of AEM products. If we are unsuccessful in educating the marketplace about our technology and the hazards of conventional instruments, we will not create sufficient demand by hospitals and surgeons for AEM products and our financial condition, results of operations and cash flows could be adversely affected.

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

We may need additional funding to support our operations. We were formed in 1991 and have incurred losses of approximately $17.2 million since that date. We have primarily financed research, development and operational activities with issuances of our common stock and warrants, the exercise of stock options to purchase our common stock, stock-based expense related to stock options and, in some years, by operating profits. At March 31, 2013, we had $126,224 in cash available to fund future operations and, in addition, access to a line of credit for approximately $997,000. We may find that investment in sales, marketing, research and development initiatives, merited by market opportunity, may result in our operating at a net loss from quarter to quarter. We may also find ourselves at a competitive disadvantage due to our constrained liquidity. On May 10, 2012, we signed an amendment to our credit facility agreement with Silicon Valley Bank, effective May 10, 2012. The terms of the credit facility include a line of credit for $2,000,000 for two years at an interest rate calculated at the prime rate plus 1.25%, subject to increase upon a default. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. As of March 31, 2013, we had no borrowings from the credit facility and, under our eligible receivables and inventory limit, had an additional approximately $997,000 available to borrow. The credit facility requires us to meet certain financial covenants. If we fail to comply with the restrictions contained in the credit facility and the lender does not waive such noncompliance, the resulting event of default could result in the lender accelerating the repayment of all outstanding amounts due under the credit facility or in our ability to receive additional funds under the credit facility. There can be no assurances that we would be successful in obtaining alternative sources of funding to repay these obligations should this event occur. In addition, should we need additional financing, we may not be able to obtain it on terms acceptable to us or at all.

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

Our current patents, trade secrets and know-how may not provide a competitive advantage, the pending applications may not result in patents being issued, and our competitors may design around any patents issued to us. Our success will continue to depend in part on our ability to maintain patent protection for our products and processes, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. We have nine issued U.S. patents on several technologies embodied in our AEM Monitoring System, AEM Instruments and related accessories and we have applied for additional U.S. patents. In addition, we have four issued foreign patents. The validity and breadth of claims coverage in medical technology patents involve complex legal and factual questions and may be highly uncertain. Also, patents may not protect our proprietary information and know-how or provide adequate remedies for us in the event of unauthorized use or disclosure of such information, and others may be able to develop competing technology, independent of such information. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation may be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us, to defend us against claimed infringement of the rights of others or to determine the ownership, scope or validity of our proprietary rights or those of others. Any such claims may require us to incur substantial litigation expenses and to divert substantial time and effort of management personnel and could substantially decrease the amount of capital available for our operations. An adverse determination in litigation involving the proprietary rights of others could subject us to significant liabilities to third parties, could require us to seek licenses from third parties, and could prevent us from manufacturing, selling or using our products. The occurrence of any such actual or threatened litigation or the effect on our business of such litigation may materially adversely affect our financial position, results of operations and cash flows. Additionally, our assessment that a patent is no longer of value could result in a significant charge against our earnings.

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

Our common stock is thinly traded, the prices at which it trades are volatile and the buying or selling actions of a few shareholders may adversely affect our stock price. As of April 30, 2013, we had a public float, which is defined as shares outstanding minus shares held by our officers, directors, or beneficial holders of greater than 5% of our outstanding common stock, of 3,946,785 shares, or 48.1% of our outstanding common stock. The average number of shares traded in any given day over the past year has been relatively small compared to the public float. Thus, the actions of a few shareholders either buying or selling shares of our common stock may adversely affect the price of the shares. Historically, thinly-traded securities such as our common stock have experienced extreme price and volume fluctuations that do not necessarily relate to operating performance.

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

We depend on certain key personnel. We are highly dependent on a limited number of key management personnel, particularly our President and CEO, Fred F. Perner. Our loss of key personnel to death, disability or termination, or our inability to hire and retain qualified personnel, could have a material adverse effect on our financial position, results of operations and cash flow.

Item 1B.  Unresolved Staff Comments

Not required for small reporting companies.

Item 2.  Properties

We lease 35,870 square feet of office and manufacturing space under noncancelable lease agreements through July 31, 2014 at 6797 Winchester Circle, Boulder, Colorado. We believe that our existing facilities are adequate for our current operations.

Item 3.  Legal Proceedings

We are involved in two legal proceeding that arose in the normal course of business. One legal proceeding relates to a product that we manufacturer. The other legal proceeding relates to a product of another manufacturer that was not distributed by nor associated in any way with us, but we were included as one of the defendants in the proceeding. These matters are product liability actions. We do not know whether we will prevail in these matters nor can we assure that any remedy could be reached on commercially viable terms, if at all. Based on currently available information, we believe that we have meritorious defense to these actions and that the resolution of these cases is not likely to have a material adverse effect on our business, financial position or future results of operations. In accordance with generally accepted accounting principles in the United States (U.S. GAAP), we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

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

	2013		2012
Fiscal	High	Low	High	Low
First quarter	$1.85	$0.91	$1.40	$0.96
Second quarter	$1.34	$0.81	$1.23	$0.75
Third quarter	$1.24	$0.74	$1.50	$0.94
Fourth quarter	$1.98	$1.14	$1.20	$0.93

We have never paid cash dividends on our common stock and have no present plans to do so. We presently intend to retain any cash generated from operations in the future for use in our business. As of March 31, 2013, there were approximately 94 holders of record of our common stock.

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

Possibility of Operating Losses.  We have an accumulated deficit of $17,175,693 at March 31, 2013. We have made significant strides toward improving our operating results. However, due to the ongoing need to develop new products, the need to develop, optimize and train our sales distribution network and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss.

Sales Growth.  We expect to generate increased sales in the U.S. from sales to new hospital customers and to grow AEM instrumentation sales to existing accounts. In fiscal year 2014, we will focus on regrowing our AEM franchise through a campaign focused on the clinical, economic and safety benefits of AEM technology, a medico-legal initiative and our new AEM products. In addition, prior years’ efforts in vertical integration have given us three core competencies — electrosurgery, instrument design, and manufacturing — which we expect will allow us to increase sales from our strategic partnership initiatives. Our goal is to offer our customers an AEM disposable counterpart for each AEM reusable instrument.

Gross Margin.  We believe that our fiscal year 2014 gross margin will increase due to a higher gross margin on product revenue as a result of an increase in product produced.

Sales and Marketing Expenses.  We continue our efforts to expand domestic and international distribution capability, and we believe that sales and marketing expenses will need to be maintained at a healthy level in order to expand our market visibility and optimize the field sales capability of converting new hospital customers to AEM technology. Sales and marketing expenses are expected to increase as we increase our marketing efforts to support our direct sales representatives. In fiscal year 2014, we expect to have 13 direct sales territories and three direct sales managers. Each direct sales manager also manages a separate territory.

Manufacturing.  We believe that we will be able to achieve cost reductions, and provide better control over quality and consistency, by producing products on our own. We manufacture our own disposable scissor inserts and are exploring other products that we may manufacture on our own.

Research and Development Expenses.  Research and development expenses are expected to increase to support development of refinements to our AEM product line, which will further expand the instrument options for the surgeon. New refinements to AEM product line are planned for introduction in fiscal year 2014.

Results of Operations

Product Revenue. Our product revenue for the fiscal year ended March 31, 2013 (“FY 13”) was $11,216,100, and for the fiscal year ended March 31, 2012 (“FY 12”) our product revenue was $11,225,653. This represents a slight decrease of $9,553 in FY 13 from FY 12. The decrease is attributable to business lost from hospitals that stopped or reduced using AEM technology. This was partially offset by 22 new hospital accounts for AEM technology, which increased the installed base of users of reusable and disposable AEM Surgical Instruments.

Service Revenue. Our service revenue for the fiscal year ended March 31, 2013 (“FY 13”) was $550,469, and for the fiscal year ended March 31, 2012 (“FY 12”) was $1,762,997. This represents a decrease of $1,212,528 in FY 13 from FY 12. The decrease is a result of a project that has been phased out by a strategic partner. As a result, and unless we obtain another strategic partner or further commitments from existing partners, we anticipate that future service revenue will be significantly reduced as compared to last fiscal year’s service revenue. Service revenue represents design and development services.

Gross profit.  Product gross profit in FY 13 of $6,447,589 represented an increase of 6% from product gross profit of $6,078,095 in FY 12, which resulted in a product gross margin of 57.5% of net product revenue for FY 13 and 54% of net product revenue for FY 12. The gross profit margin increase from FY 12 was due to gross margins that were lower in FY 12 due to a one-time charge of $430,000 for a voluntary recall of certain electrode product. The increase in FY 13 was partially reduced by higher material costs and higher unit overhead costs. Service gross profit in FY 13 of $87,230 represented a decrease of $859,693 from service gross profit of $946,923 in FY 12 as a result of lower service revenue volume,

Sales and marketing expenses.  Sales and marketing expenses were $3,617,206 in FY 13, a decrease of $711,951, or 16%, from $4,329,157 in FY 12. The decrease was the result of reduced compensation as a result of reduced direct sales representatives, lower general purchasing organizations’ fees due to ceasing our relationships with some of our general purchasing organizations, and reduced sales samples and travel and meals.

General and administrative expenses.  General and administrative expenses were $1,711,267 in FY 13, a decrease of $107,589, or 6%, from $1,818,856 in FY 12. The decrease was the result of reduced compensation expense, principally due to compensation expense for severance cost that was incurred in FY 12, reduced board of directors’ and investor relations’ fees, reduced sales samples and temporary contractor costs. The decrease was partially offset by increased outside service costs and software costs.

Research and development expenses.  Research and development expenses were $1,755,894 in FY 13, an increase of $406,537 or 30%, from $1,349,357 in FY 12. The increase was the result of an increase in compensation and outside services, especially for quality efforts and development of new products, an increase to facilities allocation for additional space, inventory usage and reduced internal resource cost allocation to service revenue cost of revenue due to reduced service revenue. The net increase was partially reduced by decreased temporary help and consulting fees.

Other income and expense, net.  Other income and expense, net includes $63,808 for the medical device excise tax in FY 13.

Net loss.  Net loss in FY 13 of $615,673 represented an increase of $85,020 compared to FY 12 net loss of $530,653. The net loss was primarily the result of reduced service revenue. The net loss increase was partially offset by a higher gross profit margin, reduced operating expenses, as discussed above, and reduced interest expense.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock and, in some years, by operating profits. To date, common stock and additional paid in capital totaled $21,569,993 from our inception through March 31, 2013. Our operations used $315,793 and provided $159,635 of cash in FY 13 and FY 12, respectively, on revenue of $11,766,569 and $12,988,650 in FY 13 and FY 12, respectively. These amounts of cash generated from operations are not indicative of the expected cash to be generated from or used by operations in the fiscal year ending March 31, 2014 (“FY 14”). As of March 31, 2013, we had $126,224 in cash and cash equivalents, and under our eligible receivables and inventory limit, had an additional approximately $997,000 available under our credit facility to fund future operations. Working capital was $2,518,553 at March 31, 2013 compared to $2,837,788 at March 31, 2012. The decrease in working capital was caused, principally, by a reduction of cash. Current liabilities were $1,588,634 at March 31, 2013, compared to $1,672,425 at March 31, 2012. The decrease in current liabilities at March 31, 2013 was caused, principally, by a decrease in accounts payable and was partially offset by an increase to other accrued liabilities.

On May 10, 2012, we signed an amendment to our credit facility agreement with Silicon Valley Bank, effective May 10, 2012. The terms of the credit facility include a line of credit for $2,000,000 for two years at an interest rate calculated at the prime rate plus 1.25%, subject to increase upon a default. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. As of March 31, 2013 we had no borrowings from the credit facility. As of March 31, 2013, under our eligible receivables and inventory limit, we had an additional approximately $997,000 available to borrow. Our credit facility agreement requires us to meet certain financial covenants. During our quarter ended June 30, 2013, we failed to meet the minimum defined quick debt ratio covenant. As a result, the lender may impose a monthly maintenance fee, require additional financial reporting and restricts our borrowings to the beginning of each week instead of when needed.

We believe that the unique performance of AEM technology and our breadth of independent endorsements provide an opportunity for market share growth. We believe that the market awareness of AEM technology and its endorsements is continually improving and that this will benefit revenue efforts in FY 14. We believe that we enter FY 14 having achieved improvements in the clinical credibility of our technology. Our FY 14 operating plan is focused on growing revenue, increasing gross profits, increasing research and development costs while increasing profits and positive cash flows. We cannot predict with certainty the expected revenue, gross profit, net income or loss and usage of cash and cash equivalents for FY 14. We believe that cash resources and borrowing capacity will be sufficient to fund our operations for at least the next twelve months under our current operating plan. If we are unable to manage business operations in line with our budget expectations, it could have a material adverse effect on business viability, financial position, results of operations and cash flows. Further, if we are not successful in sustaining profitability and remaining at least cash flow break-even, additional capital may be required to maintain ongoing operations.

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

Income Taxes

As of March 31, 2013, net operating loss carryforwards totaling approximately $7.7 million were available to reduce taxable income in the future. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in fiscal year 2019. We have not paid income taxes since our inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including changes in our ownership. We have established a valuation allowance for the entire amount of our deferred tax asset since inception due to our history of losses. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed.

Off-Balance Sheet Financing Arrangements

Except as described below, we do not utilize variable interest entities or other off-balance sheet financial arrangements.

We have a commitment under an operating lease for manufacturing equipment with General Electric Capital Corporation. Lease expense under this arrangement for the fiscal years ended March 31, 2013 and 2012 was $101,873 and $101,873, respectively.

We have a commitment for our facility at 6797 Winchester Circle, Boulder, Colorado. Rent expense for our facilities for the fiscal years ended March 31, 2013 and 2012 was $293,830 and $263,597, respectively

Contractual Obligations

We currently lease 35,870 square feet of office and manufacturing space at our facilities at 6797 Winchester Circle, Boulder, Colorado under noncancelable lease agreements through July 31, 2014.  The minimum total future lease payment, by fiscal year, as of March 31, 2013 is as follows:

Fiscal Year	Amount
2014	$320,080
2015	108,303
Total	$428,383

Our minimum future equipment lease payments with General Electric Capital Corporation as of March 31, 2013, by fiscal year, are as follows:

Fiscal Year	Amount
2014	$8,488

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

As of March 31, 2013, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	436,871	328,568	108,303	—	—

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

Item 8.  Financial Statements and Supplementary Data

The following financial statements are included in this Report:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Encision Inc.

Boulder, Colorado

We have audited the accompanying balance sheets of Encision Inc. (the “Company”) as of March 31, 2013 and 2012 and the related statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Encision Inc. as of March 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP

Greenwood Village, Colorado
June 28, 2013

Encision Inc.

Balance Sheets

	March 31, 2013	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$126,224	$564,671
Accounts receivable, net of allowance for doubtful accounts of $9,000 at March 31, 2013 and $15,500 at March 31, 2012	985,770	1,427,966
Inventories, net of reserve for obsolescence of $51,000 at March 31, 2013 and $117,000 at March 31, 2012	2,929,302	2,489,008
Prepaid expenses	65,891	28,568
Total current assets	4,107,187	4,510,213
Equipment, at cost:
Furniture, fixtures and equipment	2,691,057	2,497,471
Customer-site equipment	931,060	819,403
Equipment-in-progress	774,004	777,839
Accumulated depreciation	(2,767,195)	(2,476,004)
Equipment, net	1,628,926	1,618,709
Patents, net of accumulated amortization of $190,770 at March 31, 2013 and $169,084 at March 31, 2012	237,606	272,714
Other assets	9,215	7,415
TOTAL ASSETS	$5,982,934	$6,409,051
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$823,347	$1,039,923
Accrued compensation	319,116	283,366
Other accrued liabilities	446,171	349,136
Total current liabilities	1,588,634	1,672,425
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 8,210,100 and 7,955,100 shares issued and outstanding at March 31, 2013 and 2012, respectively	21,569,993	21,296,646
Accumulated (deficit)	(17,175,693)	(16,560,020)
Total shareholders’ equity	4,394,300	4,736,626
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,982,934	$6,409,051

The accompanying notes to financial statements are an integral part of these statements.

Encision Inc.

Statements of Operations

Years Ended	March 31, 2013	March 31, 2012
NET REVENUE:
Product	$11,216,100	$11,225,653
Service	550,469	1,762,997
Total Revenue	11,766,569	12,988,650
COST OF REVENUE:
Product	4,768,511	5,147,558
Service	463,239	816,074
Total Cost of Revenue	5,231,750	5,963,632
GROSS PROFIT	6,534,819	7,025,018
OPERATING EXPENSES:
Sales and marketing	3,617,206	4,329,157
General and administrative	1,711,267	1,818,856
Research and development	1,755,894	1,349,357
Total operating expenses	7,084,367	7,497,370
OPERATING LOSS	(549,548)	(472,352)
Interest expense, net	(1,730)	(59,885)
Other income (expense), net	(64,395)	1,584
Interest (expense) and other income, net	(66,125)	(58,301)
LOSS BEFORE PROVISION FOR INCOME TAXES	(615,673)	(530,653)
Provision for income taxes	—	—
NET LOSS	$(615,673)	$(530,653)
Net loss per share—basic and diluted	$(0.08)	$(0.08)
Weighted average shares—basic and diluted	8,199,621	6,463,297

The accompanying notes to financial statements are an integral part of these statements.

Encision Inc.

Statements of Shareholders’ Equity

	Shares of Common Stock	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
BALANCES AT MARCH 31, 2011	6,455,100	$19,783,361	$(16,029,367)	$3,753,994
Net loss	—	—	(530,653)	(530,653)
Compensation expense related to stock options	—	67,808		67,808
Issuance of common stock at $1.00 per share, net of direct offering costs of $54,523	1,500,000	1,445,477	—	1,445,477
BALANCES AT MARCH 31, 2012	7,955,100	$21,296,646	$(16,560,020)	$4,736,626
Net loss	—	—	(615,673)	(615,673)
Compensation expense related to stock options	—	60,353	—	60,353
Issuance of common stock at $1.00 per share, net of direct offering costs of $42,006	255,000	212,994	—	212,994
BALANCES AT MARCH 31, 2013	8,210,100	$21,569,993	$(17,175,693)	$4,394,300

The accompanying notes to financial statements are an integral part of these statements.

Encision Inc.

Statements of Cash Flows

Years Ended	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net loss	$(615,673)	$(530,653)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	318,327	262,746
Impairment of patent costs	42,212	—
Stock-based compensation expense related to stock options	60,353	67,808
Provision for doubtful accounts, net change	(6,500)	6,500
Provision for inventory obsolescence, net change	(66,000)	57,000
Change in operating assets and liabilities:
Accounts receivable	448,696	(274,458)
Inventories	(374,294)	57,865
Prepaid expenses and other assets	(39,123)	62,276
Accounts payable	(216,576)	366,385
Accrued compensation and other accrued liabilities	132,785	84,166
Net cash provided by (used in) operating activities	(315,793)	159,635
Cash flows from investing activities:
Acquisition of property and equipment	(301,408)	(701,719)
Patent costs	(34,240)	(23,730)
Net cash used in investing activities	(335,648)	(725,449)
Cash flows from financing activities:
Paydown of credit facility	—	(435,000)
Proceeds from the issuance of common stock	255,000	1,500,000
Cost of the issuance of common stock	(42,006)	(54,523)
Net cash provided by financing activities	212,994	1,010,477
Net increase (decrease) in cash and cash equivalents	(438,447)	444,663
Cash and cash equivalents, beginning of fiscal year	564,671	120,008
Cash and cash equivalents, end of fiscal year	$126,224	$564,671

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$—	$52,589

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

We have an accumulated deficit of $17,175,693 at March 31, 2013. Operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock, and, in recent years, by operating profits. Our liquidity has diminished because of prior years’ operating losses, and we may be required to seek additional capital in the future.

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

Fair Value of Financial Instruments.  Our financial instruments consist of cash and cash equivalents and short-term trade receivables and payables. The carrying values of cash and cash equivalents, short-term receivables and payables approximate their fair value due to their short maturities.

Concentration of Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents, accounts receivable and accounts payable. The carrying value of all financial instruments approximates fair value. The amount of cash on deposit with financial institutions occasionally exceeds the $250,000 federally insured limit at March 31, 2013. However, we believe that cash on deposit that exceeds $250,000 in the financial institutions is financially sound and the risk of loss is minimal.

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

A summary of the activity in our allowance for doubtful accounts is as follows:

Years Ended	March 31, 2013	March 31, 2012
Balance, beginning of year	$15,500	$9,000
Provision for estimated losses	(6,500)	6,500
Write-off of uncollectible accounts	—	—
Balance, end of year	$9,000	$15,500

The net accounts receivable balance at March 31, 2013 of $985,770 included no more than 6% from any one customer. The net accounts receivable balance at March 31, 2012 of $1,427,966 included no more than 17% from any one customer.

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

Years Ended	March 31, 2013	March 31, 2012
Balance, beginning of year	$65,000	$25,000
Provision for estimated warranty claims	4,000	264,000
Claims made	(14,000)	(224,000)
Balance, end of year	$55,000	$65,000

Inventories.  Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At March 31, 2013 and 2012, inventory consisted of the following:

	March 31, 2013	March 31, 2012
Raw materials	$1,843,357	$1,603,231
Finished goods	1,136,945	1,002,777
Total gross inventories	2,980,302	2,606,008
Less reserve for obsolescence	(51,000)	(117,000)
Total net inventories	$2,929,302	$2,489,008

A summary of the activity in our inventory reserve for obsolescence is as follows:

Years Ended	March 31, 2013	March 31, 2012
Balance, beginning of year	$117,000	$60,000
Provision for estimated obsolescence	47,280	145,409
Write-off of obsolete inventory	(113,280)	(88,409)
Balance, end of year	$51,000	$117,000

Property and Equipment.  Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally three to seven years. We use the straight-line method of depreciation for property and equipment. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized. Equipment-in-progress is principally manufacturing equipment for product that will be produced internally. Depreciation expense for the years ended March 31, 2013 and 2012 was $296,641 and $252,647, respectively.

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

Patents.  The costs of applying for patents are capitalized and amortized on a straight-line basis over the lesser of the patent’s economic or legal life (20 years from the date of application in the United States). Capitalized costs are expensed if patents are not issued. We review the carrying value of our patents periodically to determine whether the patents have continuing value and such reviews could result in the conclusion that the recorded amounts have been impaired. A summary of our patents at March 31, 2013 and 2012 is as follows:

	March 31, 2013	March 31, 2012
Patents issued	$243,721	$215,801
Accumulated amortization	(190,770)	(169,084)
Patents issued, net of accumulated amortization	52,951	46,717
Patent applications	184,655	225,997
Total net patents	$237,606	$272,714

The expected annual amortization expense related to patents as of March 31, 2013, for the next five fiscal years, is as follows:

Fiscal Year	Amount
2014	19,356
2015	19,106
2016	18,414
2017	18,183
2018 and following	162,547
Total	$237,606

Other Accrued Liabilities.  At March 31, 2013 and 2012, other accrued liabilities consisted of the following:

	March 31, 2013	March 31, 2012
Warranty	$55,000	$65,000
Sales commissions	29,492	51,417
Lease normalization	36,610	44,249
Sales and use tax	37,460	43,137
Marketing fees	10,279	12,183
Insurance	—	28,875
Legal and audit fees	31,426	9,701
Payroll taxes	25,932	—
Medical device tax	63,808	—
Employment agreement	123,980	118,408
Miscellaneous	32,184	(23,834)
Total other accrued liabilities	$446,171	$349,136

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

The cumulative effect of adopting ASC 740 on April 1, 2007 has been recorded net in deferred tax assets, which resulted in no ASC 740 liability on the balance sheet. The total amount of unrecognized tax benefits as of the date of adoption was zero. There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit the Company’s tax returns from fiscal year ended March 31, 1999 through the current period. Our policy is to account for income tax related interest and penalties in income tax expense in the statement of operations. There have been no income tax related interest or penalties assessed or recorded. Because the Company has provided a full valuation allowance on all of its deferred tax assets, the adoption of ASC 740 had no impact on our effective tax rate.

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

Sales Tax.  We collect sales tax from customers and remit the entire amount to each respective state.  We recognize revenue from product sales net of taxes.

Research and Development Expenses.  We expense research and development costs for products and processes as incurred.

Advertising Costs.  We expense advertising costs as incurred. Advertising expense for the years ended March 31, 2013 and 2012 was minimal.

Medical Device Tax.  In March 2010, the Patient Protection and Affordable Care Act was enacted in the United States. This legislation includes a provision that imposes a 2.3% excise tax on the sale of certain medical devices by a manufacturer, producer or importer of such devices in the United States after December 31, 2012.  We expense the medical device tax in Other Expense.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our statement of operations for fiscal years 2013 and 2012 included compensation expense for share-based payment awards granted prior to, but not yet vested as of March 31, 2013, based on the grant date fair value. Compensation expense for all share-based payment is recognized using the straight-line, single-option method. As stock-based compensation expense recognized in the accompanying statement of operations for fiscal years 2013 and 2012 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Stock-based compensation expense recognized under ASC 718 for fiscal years 2013 and 2012 was $60,353 and $67,808, respectively, which consisted of stock-based compensation expense related to director and employee stock options.

Stock-based compensation expense related to employee stock options under ASC 718 for fiscal years 2013 and 2012 was allocated as follows:

Years Ended	March 31, 2013	March 31, 2012
Cost of sales	$2,740	$2,740
Sales and marketing	2,841	3,207
General and administrative	43,617	51,220
Research and development	11,155	10,641
Stock-based compensation expense	$60,353	$67,808

Segment Reporting.  We have concluded that we have one operating segment.

Basic and Diluted Income per Common Share.  Net income per share is calculated in accordance with ASC Topic 260, “Earnings Per Share” (“ASC 260”). Under the provisions of ASC 260, basic net income per common share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing the net income for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. The shares used in the calculation of dilutive potential common shares exclude options to purchase shares where the exercise price was greater than the average market price of common shares for fiscal year 2013.

The following table presents the calculation of basic and diluted net income (loss) per share:

Years Ended	March 31, 2013	March 31, 2012
Net loss	$(615,673)	$(530,653)
Weighted-average shares — basic	8,199,621	6,463,297
Effect of dilutive potential common shares	—	—
Weighted-average shares — diluted	8,199,621	6,463,297
Net loss per share — basic and diluted	$(0.08)	$(0.08)
Antidilutive employee stock options	537,000	715,000

Recent Accounting Pronouncements.  We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

3.  Shareholders’ Equity

Stock Option Plan.  We adopted our 2007 Stock Option Plan (the “Plan,” as summarized below) to promote our and our shareholders’ interests by helping us to attract, retain and motivate our key employees and associates. Under the terms of the Plan, the Board of Directors may grant either “nonqualified” or “incentive” stock options, as defined by the Internal Revenue Code and related regulations. The purchase price of the shares subject to a stock option will be the fair market value of our common stock on the date the stock option is granted. Generally, vesting of stock options occurs such that 20% becomes exercisable on each anniversary of the date of grant for each of the five years following the grant date of such option. Generally, all stock options must be exercised within five years from the date granted. The number of common shares reserved for issuance under the Plan is 950,000 shares of common stock, subject to adjustment for dividend, stock split or other relevant changes in our capitalization.

Under ASC 718, the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of financial information in accordance with ASC 718. The use of a Black-Scholes model requires the use of actual employee exercise behavior data and the use of a number of assumptions including expected volatility, risk-free interest rate and expected dividends. Employee stock options for 87,000 and 235,000 shares of stock were granted during fiscal years 2013 and 2012, respectively.

As of March 31, 2013, $293,000 of total unrecognized compensation costs related to nonvested stock is expected to be recognized over a period of five years. The assumptions for employee stock options are summarized as follows:

Years Ended	March 31, 2013	March 31, 2012
Risk-free interest rate	0.7% to 1.0%	0.9% to 1.3%
Expected life (in years)	5.0	5.0
Expected volatility	99% to 103%	98% to 99%
Expected dividend	0%	0%

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

The total fair value of options granted was computed to be approximately $88,000 and $183,000, for the fiscal years ended March 31, 2013 and 2012, respectively. For disclosure purposes, these amounts are amortized ratably over the vesting periods of the options. Effects of stock-based compensation, net of the effect of forfeitures, totaled $60,353 and $67,808 for fiscal years 2013 and 2012, respectively.

The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the use of assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options. A summary of our stock option activity and related information for equity compensation plans approved by security holders for each of the fiscal years ended March 31, 2013 and 2012 is as follows:

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT MARCH 31, 2011	585,000	$1.62
Granted	155,000	1.05
Forfeited/expired	(105,000)	2.38
BALANCE AT MARCH 31, 2012	635,000	$1.35
Granted	62,000	1.34
Forfeited/expired	(260,000)	1.55
BALANCE AT MARCH 31, 2013	437,000	$1.24

A summary of our stock option activity and related information for equity compensation plans not approved by security holders for the fiscal year ended March 31, 2013 is as follows:

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT MARCH 31, 2011	—	$—
Granted	80,000	1.08
BALANCE AT MARCH 31, 2012	80,000	$1.08
Granted	35,000	1.37
Forfeited/expired	(5,000)	1.05
BALANCE AT MARCH 31, 2013	110,000	$1.15

The following table summarizes information about employee stock options outstanding and exercisable at March 31, 2013:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$0.60 - $1.09	292,000	3.5	$1.01	70,602	$1.02
$1.15 - $1.34	130,000	1.8	$1.22	76,090	$1.20
$1.45 - $2.15	125,000	2.1	$1.71	75,922	$1.79
	547,000	2.8	$1.22	222,614	$1.34

Of the 547,000 options outstanding as of March 31, 2013, 407,000 are nonqualified stock options and 140,000 are incentive stock options. The exercise price of all options granted through March 31, 2013 has been equal to or greater than the fair market value, as determined by our Board of Directors or based upon publicly quoted market values of our common stock on the date of the grant. As of March 31, 2013, 188,000 options for our common stock remain available for grant under the Plan.

4.  Commitments and Contingencies

We currently lease 35,870 square feet of office and manufacturing space at our facilities at 6797 Winchester Circle, Boulder, Colorado under noncancelable lease agreements through July 31, 2014.  The minimum total future lease payment, by fiscal year, as of March 31, 2013 is as follows:

Fiscal Year	Amount
2014	$320,080
2015	108,303
Total	$428,383

Our minimum future equipment lease payments with General Electric Capital Corporation as of March 31, 2013, by fiscal year, are as follows:

Fiscal Year	Amount
2014	$8,488

Rent expense for our facilities for the fiscal years ended March 31, 2013 and 2012 was $293,830 and $263,597, respectively. Rent expense for our equipment for the fiscal years ended March 31, 2013 and 2012 was $101,873 and $101,873, respectively.

On May 10, 2012, we signed an amendment to our credit facility agreement with Silicon Valley Bank, effective May 10, 2012. The terms of the credit facility include a line of credit for $2,000,000 for two years at an interest rate calculated at the prime rate plus 1.25%, subject to increase upon a default.

Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. The credit facility is secured by all tangible and intangible assets, whether now owned or hereafter acquired, wherever located. As of March 31, 2013 we had no borrowings from the credit facility. As of March 31, 2013 under our eligible receivables and inventory limit, we had an additional approximately $997,000 available to borrow.

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine our and their compliance with these regulations. As of March 31, 2013, we believe we were in substantial compliance with all known regulations. FDA inspections are conducted periodically at the discretion of the FDA. We were last inspected in December 2012 and were notified of five observations from that inspection, none of which we believe to be material.

Our obligation with respect to employee severance benefits is minimized by the “at will” nature of the employee relationships. Our total obligation as of March 31, 2013 with respect to contingent severance benefit obligations is less than $123,980.

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

Income tax provision (benefit) for income taxes is summarized below:

Years Ended	March 31, 2013	March 31, 2012
Current:
Federal	$—	$—
State	—	—
Total current	—	—
Deferred:
Federal	981,000	891,000
State	101,000	92,000
Total deferred	1,082,000	983,000
Valuation allowance	(1,082,000)	(983,000)
Total	$—	$—

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

Years Ended	March 31, 2013	March 31, 2012
Federal statutory rate	$(219,000)	$(180,000)
Effect of:
State taxes, net of federal tax benefit	(23,000)	(19,000)
Other	40,000	46,000
Valuation allowance	202,000	153,000
Total	$—	$—

The components of the deferred tax asset are as follows:

Years Ended	March 31, 2013	March 31, 2012
Credits and net operating loss carryforwards	$2,838,000	$3,877,000
Other	104,000	135,000
Gross deferred tax assets	2,942,000	4,012,000
Valuation allowance	(2,942,000)	(4,012,000)
Total deferred tax assets	$—	$—

We believe that based on all available evidence, it is more likely than not that the deferred tax assets will not be fully realized. Accordingly, a valuation allowance has been recorded against the deferred tax asset.

As of March 31, 2013, we had approximately $7.7 million of net operating loss carryovers for tax purposes. Additionally, we have approximately $168,000 of research and development tax credits available to offset future federal income taxes. The net operating loss and credit carryovers begin to expire in the fiscal year ended March 31, 2019. In fiscal years ended after March 31, 2019, net operating losses expire at various dates through March 31, 2033. Our net operating loss carryovers at March 31, 2013 include $582,000 in income tax deductions related to stock options which will be tax effected and the benefit will be reflected as a credit to additional paid-in capital when realized. As such, these deductions are not reflected in our deferred tax assets. The Internal Revenue Code contains provisions, which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests.

6.  Legal Proceedings

We are involved in two legal proceeding that arose in the normal course of business. One legal proceeding relates to a product that we manufacturer. The other legal proceeding relates to a product of another manufacturer that was not distributed by nor associated in any way with us, but we were included as one of the defendants in the proceeding. These matters are product liability actions. We do not know whether we will prevail in these matters nor can we assure that any remedy could be reached on commercially viable terms, if at all. Based on currently available information, we believe that we have meritorious defense to these actions and that the resolution of these cases is not likely to have a material adverse effect on our business, financial position or future results of operations. In accordance with generally accepted accounting principles in the United States (U.S. GAAP), we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. At March 31, 2013, we have accrued $14,447 for legal proceedings and none at March 31, 2012.

7.  Major Customers/Suppliers

We depend on sales that are generated from hospitals’ ongoing usage of AEM surgical instruments. In fiscal year 2013, we generated sales from over 350 hospitals that have changed to AEM products, but no hospital customer contributed more than 3% to the total sales. We generate service revenue from our Intuitive Surgical, Inc. and Boston Scientific Corporation agreements. We have a relationship with New Deantronics, Inc. who accounted for approximately 13% of our purchases in fiscal year 2013.

8.  Defined Contribution Employee Benefit Plan

We have adopted a 401(k) Profit Sharing Plan which covers all full-time employees who are age eighteen or older. Participants may defer up to 20% of their gross pay up to a maximum limit determined by law. Participants are immediately vested in their contributions. We may make discretionary contributions based on corporate financial results for the fiscal year. To date, we have not made contributions to the 401(k) Profit Sharing Plan. Vesting in a contribution account (our contribution) is based on years of service, with a participant fully vested after five years of credited service.

9.  Related Party Transaction

We paid consulting fees of $76,480 and $82,002 to an entity owned by one of our directors in fiscal years 2013 and 2012, respectively. We paid consulting fees of $77,072 and $35,606 to another director, or an entity owned by the director, in fiscal years 2013 and 2012, respectively.

We have an employment agreement with Roger C. Odell, an employee. The employment agreement began January 17, 2013 and continues until January 16, 2016. We have accrued a liability for the employment agreement of $123,980 and $118,337 at March 31, 2013 and 2012, respectively.

10.  Subsequent Events

Management evaluated all activity of us and concluded that, except for the events that follows, no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

On April 16, we signed an agreement with Virtual Ports Ltd. (“Virtual Ports”) for exclusive distribution rights to the Virtual Ports’ laparoscopic organ retraction products in the United States. Under the terms of the agreement, we will market and sell Virtual Ports’ organ retraction products.

In May 2013, we extended our equipment lease with General Electric Capital Corporation. The lease will be considered to be a capital lease. As such, we will increase our equipment asset and increase our liabilities by $177,547.

In March 31, 2013, we were included in one legal proceeding related to a product of another manufacturer that was not distributed by, nor associated in any way with us, but we were included as one of the defendants in the proceeding. Subsequent to March 31, 2013, the number of legal proceedings related to this matter was increased to five.

Our credit facility agreement with Silicon Valley Bank requires us to meet certain financial covenants. During our quarter ended June 30, 2013, we failed to meet the minimum defined quick ratio covenant. As a result, the lender may impose a monthly maintenance fee, require additional financial reporting and restricts our borrowings to the beginning of each week instead of when needed.

Item 9            Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9 A (T).  Controls and Procedures.

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment of internal control over financial reporting, management has concluded that, as of March 31, 2013, our internal control over financial reporting was effective.

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

Changes In Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9 B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement for its 2013 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2013.

Item 11.  Executive Compensation.

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement for its 2013 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2013.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement for its 2013 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2013.

The following table summarizes certain information regarding our equity compensation plan as of March 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders	437,000	$1.24	188,000
Equity compensation plans not approved by security holders	110,000	$1.15	—
Total	547,000	$1.22	188,000

(1) Shares available under the 2007 Stock Option Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement for its 2013 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2013.

Item 14.  Principal Accounting Fees and Services.

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement for its 2013 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2013.

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

101

Financial statements from the Annual Report on Form 10-K of Encision Inc. for the year ended March 31, 2013, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive (Loss) Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholder’s Equity (Deficit) and (vi) the Notes to the Consolidated Financial Statements.

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

Dated: June 28, 2013.	ENCISION INC.

	By:	/s/ Mala Ray

Mala Ray
Controller
Principal Accounting Officer & Principal Financial Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mala Ray	June 28, 2013
Mala Ray
Controller
Principal Accounting Officer & Principal Financial Officer

/s/ Patrick W. Pace	June 28, 2013
Patrick W. Pace
Director

/s/ Robert H. Fries	June 28, 2013
Robert H. Fries
Director

/s/ Vern D. Kornelsen	June 28, 2013
Vern D. Kornelsen
Director

/s/ Ruediger Naumann-Etienne	June 28, 2013
Ruediger Naumann-Etienne
Director

/s/ Fred F. Perner	June 28, 2013
Fred F. Perner
President and CEO
Principal Executive Officer
Director

/s/ David W. Newton	June 28, 2013
David W. Newton
Vice President - Technology
Director