Form 10-Q
period 2013-06-30
ENCISION INC
filed 2013-08-13
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	8,210,100 Shares
(Class)	(outstanding at July 31, 2013)

ENCISION INC.

FORM 10-Q

For the Three Months Ended June 30, 2013

PART I                                                     FINANCIAL IN FORMATION

ITEM 1 — CONDENSED INTERIM FINANCIAL STATEMENTS

Encision Inc.

Condensed Balance Sheets

(unaudited)

	June 30, 2013	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$94,268	$126,224
Accounts receivable, net of allowance for doubtful accounts of $16,000 at June 30, 2013 and $9,000 at March 31, 2013	1,017,968	985,770
Inventories, net of reserve for obsolescence of $55,000 at June 30, 2013 and $51,000 at March 31, 2013	2,920,059	2,929,302
Prepaid expenses	182,309	65,891
Total current assets	4,214,604	4,107,187
Equipment, at cost:
Furniture, fixtures and equipment	3,517,735	2,691,057
Customer-site equipment	1,003,111	931,060
Equipment-in-progress	56,075	774,004
Accumulated depreciation	(2,780,574)	(2,767,195)
Equipment, net	1,796,347	1,628,926
Patents, net of accumulated amortization of $196,866 at June 30, 2013 and $190,770 at March 31, 2013	243,902	237,606
Other assets	10,613	9,215
TOTAL ASSETS	$6,265,466	$5,982,934
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$442,221	$823,347
Accrued compensation	315,871	319,116
Other accrued liabilities	443,454	446,171
Lease payable — short term	46,850	—
Line of credit	725,000	—
Total current liabilities	1,973,396	1,588,634
Lease payable — long term	121,676	—
Total liabilities	2,095,072	1,588,634
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 8,210,100 shares issued and outstanding at June 30, 2013 and March 31, 2013	21,586,784	21,569,993
Accumulated (deficit)	(17,416,390)	(17,175,693)
Total shareholders’ equity	4,170,394	4,394,300
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,265,466	$5,982,934

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

Three Months Ended	June 30, 2013	June 30, 2012
NET REVENUE:
Product	$2,618,930	$2,805,351
Service	62,920	295,821
Total Revenue	2,681,850	3,101,172
COST OF REVENUE:
Product	1,103,451	1,204,112
Service	50,002	148,720
Total Cost of Revenue	1,153,453	1,352,832
GROSS PROFIT	1,528,397	1,748,340
OPERATING EXPENSES:
Sales and marketing	951,184	867,007
General and administrative	353,043	527,645
Research and development	388,087	342,746
Total operating expenses	1,692,314	1,737,398
OPERATING INCOME (LOSS)	(163,917)	10,942
Interest expense, net	(8,886)	(1,012)
Other income (expense), net	(67,894)	380
Interest expense and other income, net	(76,780)	(632)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(240,697)	10,310
Provision for income taxes	—	—
NET INCOME (LOSS)	$(240,697)	$10,310
Net income (loss) per share—basic and diluted	$(0.03)	$0.00
Weighted average shares—basic	8,210,100	8,168,067
Weighted average shares—diluted	8,210,100	8,177,853

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Cash Flows

(Unaudited)

Three Months Ended	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net income (loss)	$(240,697)	$10,310
Adjustments to reconcile loss to net cash provided by operating activities:
Depreciation and amortization	102,367	72,614
Stock-based compensation expense related to stock options	16,791	14,661
Provision for doubtful accounts, net	7,000	(11,000)
Provision for inventory obsolescence, net	4,000	8,000
Change in operating assets and liabilities:
Accounts receivable	(39,198)	151,689
Inventories	5,243	103,419
Prepaid expenses and other assets	(117,816)	(124,092)
Accounts payable	(381,126)	(587,788)
Accrued compensation and other accrued liabilities	(5,962)	99,629
Net cash (used in) operating activities	(649,398)	(262,558)
Cash flows from investing activities:
Acquisition of property and equipment	(95,166)	(65,768)
Patent costs	(12,392)	(5,905)
Net cash (used in) investing activities	(107,558)	(71,673)
Cash flows from financing activities:
Borrowings from credit facility	725,000	—
Proceeds from the issuance of common stock	—	255,000
Cost of the issuance of common stock	—	(22,286)
Net cash provided by financing activities	725,000	232,714
Net decrease in cash and cash equivalents	(31,956)	(101,517)
Cash and cash equivalents, beginning of period	126,224	564,671
Cash and cash equivalents, end of period	$94,268	$463,154

The accompanying notes to financial statements are an integral part of these condensed statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2013

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

We have an accumulated deficit of $17,416,390 at June 30, 2013. Operating funds have been provided primarily by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital in the future. Our line of credit agreement with Silicon Valley Bank is subject to renewal in May 2014. There are no assurances that additional capital will be available to us on terms acceptable to us, or at all. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to generate profitable operations, and if needed, the ability to raise substantial capital sufficient to fund our commitments and ongoing losses.

Our strategic marketing and sales plan is designed to expand the use of our products in surgically active hospitals and surgery centers in the United States.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  The condensed interim financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, filed on June 28, 2013.

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

Concentration of Credit Risk.  Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents, accounts receivable and a line of credit. The amount of cash on deposit with financial institutions may exceed the $250,000 federally insured limit at June 30, 2013. We believe that cash on deposit that exceeds $250,000 with financial institutions is financially sound and the risk of loss is minimal.

We have no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. We maintain the majority of our cash balances with one financial institution in the form of demand deposits.

Accounts receivable are typically unsecured and are derived from transactions with and from entities in the healthcare industry primarily located in the United States. Accordingly, we may be exposed to credit risk generally associated with the healthcare industry. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The net accounts receivable balance at June 30, 2013 of $1,017,968 included 3% from one customer. The net accounts receivable balance at March 31, 2013 of $985,770 included 6% from one customer.

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

Inventories.  Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At June 30, 2013 and March 31, 2013, inventory consisted of the following:

	June 30, 2013	March 31, 2013
Raw materials	$1,744,344	$1,843,357
Finished goods	1,230,715	1,136,945
Total gross inventories	2,975,059	2,980,302
Less reserve for obsolescence	(55,000)	(51,000)
Total net inventories	$2,920,059	$2,929,302

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

Income Taxes.  We account for income taxes under the provisions of FASB Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. ASC 740 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized. As a result, no provision for income tax is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. We are required to make many subjective assumptions and judgments regarding our income tax exposures. At June 30, 2013, we had no unrecognized tax benefits, which would affect the effective tax rate if recognized and had no accrued interest, or penalties related to uncertain tax positions.

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

Stock-based compensation expense recognized under ASC 718 for the three months ended June 30, 2013 and 2012 was $16,791 and $14,661, respectively, which consisted of stock-based compensation expense related to grants of employee stock options.

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended
	June 30, 2013	June 30, 2012
Net income (loss)	$(240,697)	$10,310
Weighted-average shares — basic	8,210,100	8,168,067
Effect of dilutive potential common shares	—	9,786
Weighted-average shares — diluted	8,210,100	8,177,853
Net income (loss) per share — basic	$(0.03)	$0.00
Net income (loss) per share — diluted	$(0.03)	$0.00
Antidilutive employee stock options	547,000	735,214

Note 4. COMMITMENTS AND CONTINGENCIES

We currently lease our facilities at 6797 Winchester Circle, Boulder, Colorado under noncancelable lease agreements through July 31, 2014. The minimum future lease payment, by fiscal year, as of June 30, 2013 is as follows:

Fiscal Year	Amount
2014 (nine months remaining)	$240,060
2015	108,303
Total	$348,363

Our minimum future capital equipment lease payments with General Electric Capital Corporation as of June 30, 2013, by fiscal year, are as follows:

Fiscal Year	Amount
2014 (nine months remaining)	$57,155
2015	76,207
2016	53,470
2017	4,283
Total	191,115
Less portion representing interest	(23,351)
Present value of minimum lease payment	167,764
Less current portion	(46,850)
$120,914

Included in our furniture, fixtures and equipment balance is leased equipment that was acquired, under the provisions of a long-term capital lease, during the quarter ended June 30, 2013. The equipment had an original cost of $177, 547 and has a net book value of $166,439 at June 30, 2013.

On May 10, 2012, we signed an amendment to our credit facility agreement with Silicon Valley Bank, effective May 10, 2012. The terms of the credit facility include a line of credit for $2,000,000 for two years at an interest rate calculated at the prime rate plus 1.25%, subject to increase upon a default. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. The credit facility is secured by all tangible and intangible assets, whether now owned or hereafter acquired, wherever located. As of June 30, 2013, under our eligible receivables and inventory limit, we had an additional $369,000 available to borrow. Our credit facility agreement with Silicon Valley Bank requires us to meet certain financial covenants. During our quarter ended June 30, 2013, we failed to meet the minimum defined quick debt ratio covenant. As a result, the lender may impose a monthly maintenance fee, requires additional financial reporting and restricts our borrowings to the beginning of each week instead of when needed.

Aside from the operating and capital leases, we do not have any material contractual commitments requiring settlement in the future.

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine compliance with these regulations. We believe that we were in substantial compliance with all known regulations as of June 30, 2013. FDA inspections are conducted periodically at the discretion of the FDA. Our latest inspection by the FDA occurred in December 2012.

Note 5. SHARE-BASED COMPENSATION

The provisions of ASC 718-10-55 requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options, based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases for the three months ended June 30, 2013 and 2012, which was allocated as follows:

	Three Months Ended
	June 30, 2013	June 30, 2012
Cost of sales	$345	$685
Sales and marketing	1,899	210
General and administrative	11,834	11,063
Research and development	2,713	2,703
Stock-based compensation expense	$16,791	$14,661

The Black-Scholes model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk-free interest rate and expected dividends. There were 20,000 stock options granted during the three months ended June 30, 2013. There were 20,000 stock options forfeited during the three months ended June 30, 2013.

As of June 30, 2013, $298,000 of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over a period of five years.

Note 6. RELATED PARTY TRANSACTION

We paid consulting fees of $18,609 and $25,561 to an entity owned by one of our directors during the three months ended June 30, 2013 and 2012, respectively. We paid consulting fees of none and $47,249 to an entity owned by another director during the three months ended June 30, 2013 and 2012, respectively.

Note 7. SUBSEQUENT EVENTS

We evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosed in the notes to our financial statements.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this section on Management’s Discussion and Analysis are not historical facts, including statements about our strategies and expectations with respect to new and existing products, market demand, acceptance of new and existing products, marketing efforts, technologies and opportunities, market and industry segment growth, and return on investments in products and markets. These statements are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward looking statements. All forward looking statements in this section on Management’s Discussion and Analysis are based on information available to us on the date of this document, and we assume no obligation to update such forward looking statements. Readers of this Form 10-Q are strongly encouraged to review the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended March 31, 2013.

General

Encision Inc., a medical device company based in Boulder, Colorado, has developed and markets innovative technology that provides unprecedented outcomes and patient safety in minimally-invasive surgery. We believe that our patented Active Electrode Monitoring (“AEM®”) Surgical Instruments are changing the marketplace for electrosurgical devices and laparoscopic instruments by providing a solution to a well-documented hazard unique to laparoscopic surgery. The Center for Medicare and Medicaid Services (CMS) recently published its Hospital-Acquired Condition Reduction Program effective October 1, 2014.  At that time, the program will begin to levy as much as a 1% penalty on hospitals in the lower quadrant of performance for selected quality indicators, including “accidental puncture and laceration (“APL”).  Examples of APL include the use of a cautery device (electrosurgery) or scissors to dissect a tissue plane that errantly causes an injury to underlying bowel.

We address market opportunities created by the increase in minimally-invasive surgery (“MIS”) and surgeons’ use of electrosurgery devices in these procedures. The product opportunity exists in that monopolar electrosurgery instruments used in laparoscopic procedures provide excellent clinical results, but are also susceptible to causing inadvertent collateral tissue damage outside the surgeon’s field of view due to insulation failure and capacitive coupling. The risk of unintended electrosurgical burn injury to the patient in laparoscopic surgery has been well documented. This risk poses a threat to patient safety, including the risk of death, and creates liability exposure for surgeons and hospitals, as well as increased and preventable readmissions.

Our patented AEM technology provides surgeons with the desired tissue effects, while preventing stray electrosurgical energy that can cause unintended and unseen tissue injury that may result in death. AEM Surgical Instruments are equivalent to conventional instruments in size, shape, ergonomics, functionality and competitive pricing, but they incorporate “Active Electrode Monitoring” technology to dynamically and continuously monitor the flow of electrosurgical current, thereby helping to prevent patient injury. With our “shielded and monitored” instruments, surgeons are able to perform electrosurgical procedures more safely, effectively and economically than is possible using conventional instruments or alternative energy sources.

AEM technology has been recommended and endorsed by many groups involved in MIS. Surgeons, nurses, biomedical engineers, the medicolegal community, malpractice insurance carriers and electrosurgical device manufacturers advocate the use of AEM technology.  We have focused our marketing strategies to date on expanding the market awareness of the AEM technology and our broad independent endorsements and have continued efforts to improve and expand the AEM technology penetration.  In our first quarter that ended June 30, 2013, AEM procedural volume was 27,050 procedures using AEM Technology as compared to 26,855 procedures for the same period one year ago.

When a hospital or surgery center changes to AEM technology, we receive recurring revenue from sales of replacement instruments. We believe that there is no directly competing technology to supplant AEM products. The replacement market of reusable and disposable AEM products in hospitals and surgery centers that use our AEM technology represented over 90% of our product revenue during the three months ended June 30, 2013. This revenue stream is expected to grow as the base of accounts that switch to AEM technology grows. In addition, we intend to further develop disposable versions of more of our AEM products in order to meet market demands and expand our sales opportunities.

We have an accumulated deficit of $17,416,390 at June 30, 2013. Operating funds have been provided primarily by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital in the future. Our line of credit agreement with Silicon Valley Bank is subject to renewal in May 2014. There are no assurances that additional capital will be available to us on terms acceptable to us, or at all. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to generate profitable operations, and if needed, the ability to raise substantial capital sufficient to fund our commitments and ongoing losses.

During the three months ended June 30, 2013, we used $649,398 of cash from our operations and used $95,166 for investments in property and equipment. As of June 30, 2013, we had $94,268 in cash and cash equivalents available to fund future operations, a decrease of $31,956 from March 31, 2013. Our working capital was $2,241,208 at June 30, 2013 compared to $2,518,553 at March 31, 2013.

Historical Perspective

We were organized in 1991 and spent several years developing the AEM monitoring system and protective sheaths to adapt to conventional electrosurgical instruments. We have invested heavily in an effort to protect our valuable technology, and, as a result of this effort, we have been issued nine unexpired relevant patents that together form a significant intellectual property position. Our patents relate to the basic shielding and monitoring technologies that we incorporate into our AEM products. As of June 30, 2013, we have nine unexpired United States patents relating to specific implementations of shielding and monitoring in instruments.

Our AEM Surgical Instruments have been engineered to provide a seamless transition for surgeons switching from conventional laparoscopic instruments. AEM technology has been integrated into instruments that have the same look, feel and functionality as conventional instruments that surgeons have been using for years. The AEM product line encompasses the full range of instrument sizes, types and styles favored by surgeons. Additionally we continued to improve quality and add to the product line.  These additions include more disposable versions, the introduction of hand-activated instruments, our enhanced scissors, the e Edge™ scissors, and the EM3 AEM Monitor. Hospitals can make a complete and smooth conversion to our product line, thereby advancing patient safety in MIS.

Outlook

Installed Base of AEM Monitoring Equipment:  We believe that sales of our installed base of AEM products will increase sales as the inherent risks associated with monopolar laparoscopic electrosurgery become more widely acknowledged, as we focus on increasing our sales efficiency and with recent quality enhancement to our product line. We expect that the replacement sales of electrosurgical instruments and accessories will also increase as additional facilities adopt AEM technology. We anticipate that the efforts to improve the productivity of sales representatives carrying the AEM product line, along with the introduction of next generation products, may provide the basis for increased sales and profitable operations. However, these measures, or any others that we may adopt, may not result in either increased sales or profitable operations.

We believe that the unique performance of the AEM technology and our breadth of independent endorsements provide an opportunity for continued market share growth. In our view, market awareness and awareness of the clinical credibility of the AEM technology, as well as awareness of our endorsements, are improving, and we expect this awareness to benefit our sales efforts for the remainder of fiscal year 2014. Our objectives in the remainder of fiscal year 2014 are to optimize sales execution, to expand market awareness of the AEM technology and to maximize the number of additional hospital and surgery center accounts switching to AEM instruments while retaining existing customers. In addition, acceptance of AEM products depends on surgeons’ preference for our instruments, which depends on factors such as ergonomics, quality and ease of use in addition to the technological and safety advantages of AEM products. If surgeons prefer other instruments to our instruments, our business results will suffer.

In March 2010, the Patient Protection and Affordable Care Act was enacted in the United States. This legislation includes a provision that imposes a 2.3% excise tax on the sale of certain medical devices by a manufacturer, producer or importer of such devices in the United States starting after December 31, 2012. Most of our product revenue will be subject to the tax. We expense the medical device tax in other income and expense.

Possibility of Operating Losses:  We have an accumulated deficit of $17,416,390 at June 30, 2013. Operating funds have been provided primarily by issuances of our common stock and warrants, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital. We have made strides toward improving our operating results but due to the ongoing need to develop, optimize and train our direct sales managers and the independent sales representative network, the need to support the development of refinements to our product line, and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to raise additional capital.

Revenue Growth: We expect to generate increased product revenue in the U.S. from sales to new customers and from expanded sales to existing customers as the medical device industry stabilizes and our network of direct and independent sales representatives becomes more efficient. We believe that the visibility and credibility of the independent clinical endorsements for AEM technology will contribute to new accounts and increased product revenue in fiscal year 2014. We also expect to increase market share through promotional programs of placing our AEM monitors at no charge into hospitals that commit to standardize with AEM instruments. However, all of these efforts to increase market share and grow product revenue will depend in part on our ability to expand the efficiency and effective coverage range of our direct and independent sales representatives, as well as maintain and in some cases, improve the quality of our product offerings. Service revenue represents design, development and product supply revenue from our agreements with strategic partners.

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

Gross Profit and Gross Margins:  Gross profit and gross margins can be expected to fluctuate from quarter to quarter as a result of product sales mix, sales volume and service revenue. Gross margins on products manufactured or assembled by us are expected to improve at higher levels of production and sales.

Sales and Marketing Expenses: We continue to refine our domestic and international distribution capability, and we believe that sales and marketing expenses will decrease as a percentage of net sales with increasing sales volume.

Research and Development Expenses: Research and development expenses are expected to increase to support quality improvement efforts and development of refinements to our AEM product line and new products, which will further expand options for surgeons and hospitals.

Results of Operations

For the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Product Revenue.  Product revenue for the quarter ended June 30, 2013 was $2,618,930 compared to $2,805,351 for the quarter ended June 30, 2012, a decrease of 7%. On April 16, 2013, we signed an agreement with Virtual Ports Ltd. (“Virtual Ports”) for exclusive distribution rights to the Virtual Ports’ laparoscopic organ retraction products in the United States. Product revenue includes $60,051 of revenue from the distribution of Virtual Ports’ products. The decrease of product revenue is attributable to business lost from accounts that stopped using AEM technology and to other cost-reduction factors, including, but not limited to, using alternatives to AEM products, using less AEM products, and using outside reprocessors who reprocess our products for resale. This was partially offset by six new hospital accounts that we opened for AEM technology, which increased the installed base of users of reusable and disposable AEM Surgical Instruments, in the three months ended June 30, 2013 versus seven new accounts for AEM technology in the three months ended June 30, 2012.

Service Revenue.  Service revenue for the quarter ended June 30, 2013 was $62,920 compared to $295,821 for the quarter ended June 30, 2012, a decrease of $232,901. The decrease is a result of a project that has been phased out by a strategic partner. Service revenue represents design, development and product supply services.

Gross profit.  Product gross profit for the quarter ended June 30, 2013 of $1,515,479 represented a decrease of 5% from gross profit of $1,601,239 for the quarter ended June 30, 2012. Gross profit as a percentage of sales (gross margins) increased from 57% for the quarter ended June 30, 2012 to 58% for the quarter ended June 30, 2013. The increase in gross margins in the quarter ended June 30, 2013 was the result of decreased overhead costs applied to products that were produced.

Service gross profit for the quarter ended June 30, 2013 of $12,918 represented a decrease of $134,183 from $147,101 for the quarter ended June 30, 2012. The decrease is a result of a project that has been phased out by a strategic partner.

Sales and marketing expenses.  Sales and marketing expenses of $951,184 for the quarter ended June 30, 2013 represented an increase of 10% from sales and marketing expenses of $867,007 for the quarter ended June 30, 2012. The increase was the result of sales samples, primarily for the introduction of Virtual Ports’ products, increased commission expense for our independent representatives, and increased outside services and trade show costs. The increase in expense was partially offset by reduced compensation as a result of a reduced number of direct sales representatives, and reduced travel and meals.

General and administrative expenses.  General and administrative expenses of $353,043 for the quarter ended June 30, 2013 represented a decrease of 33% from general and administrative expenses of $527,645 for the quarter ended June 30, 2012. The decrease was the result of reduced compensation, legal costs, bonus accrual, outside services, and training software.

Research and development expenses.  Research and development expenses of $388,087 for the quarter ended June 30, 2013 represented an increase of 13% compared to $342,746 for the quarter ended June 30, 2012. The increase was the result of an increase in compensation, especially for quality efforts and development of new products, and reduced internal resource cost allocation to service revenue cost of revenue due to reduced service revenue. The increase in such costs was partially offset by decreased temporary help and outside services, and inventory usage costs.

Other income and expense, net.  Other income and expense, net includes $61,349 for the medical device excise tax for the quarter ended June 30, 2013 and none for the quarter ended June 30, 2012.

Net loss.  Net loss was $240,697 for the quarter ended June 30, 2013 compared to net income of $10,310 for the quarter ended June 30, 2012. Net loss was a result of lower product and service revenue, and the lower gross profit thereon, and the medical device excise tax. The net loss was partially reduced by slightly lower operating expenses.

The results of operations for the three months ended June 30, 2013 are not indicative of the results of operations for all or any part of the balance of the fiscal year.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock and, in some years, by operating profits. Common stock and additional paid in capital totaled $21,586,784 from our inception through June 30, 2013.

On May 10, 2012, we signed an amendment to our credit facility agreement with Silicon Valley Bank, effective May 10, 2012. The terms of the credit facility include a line of credit for $2,000,000 for two years at an interest rate calculated at the prime rate plus 1.25%, subject to increase upon a default. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. The credit facility is secured by all tangible and intangible assets, whether now owned or hereafter acquired, wherever located. As of June 30, 2013, under our eligible receivables and inventory limit, we had an additional $369,000 available to borrow. Our credit facility agreement with Silicon Valley Bank requires us to meet certain financial covenants. During our quarter ended June 30, 2013, we failed to meet the minimum defined quick debt ratio covenant. As a result, the lender may impose a monthly maintenance fee, requires additional financial reporting and restricts our borrowings to the beginning of each week instead of when needed.

Our operations used $649,398 of cash during the three months ended June 30, 2013 on net revenue of $2,681,850. Cash was used, principally, by our net loss, increased prepaid expenses and other assets, and decreased accounts payable. Cash used was partially offset by a decrease to accounts receivable, and an increase to accrued compensation and other accrued liabilities. The amounts of cash used by operations for the three months ended June 30, 2013 are not indicative of the expected amounts of cash to be generated from or used in operations in fiscal year 2014. We expect that $1.5 million of annualized expense reductions will start to be realized at the beginning of our quarter that ends September 30, 2013. During the three months ended June 30, 2013, we invested $95,166 in the acquisition of property and equipment. As of June 30, 2013, we had $94,268 in cash and cash equivalents available to fund future operations. Working capital was $2,241,208 at June 30, 2013 compared to $2,518,553 at March 31, 2013. The decrease to working capital at June 30, 2013 was the result, principally, of our net loss. Current liabilities were $1,973,396 at June 30, 2013, compared to $1,588,634 at March 31, 2013. The increase in current liabilities at June 30, 2013 was principally caused by an increase to our line of credit and was partially decreased by a decrease to accounts payable.

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

We currently lease our facilities at 6797 Winchester Circle, Boulder, Colorado under noncancelable lease agreements through July 31, 2014. The minimum future lease payment by fiscal year as of June 30, 2013 is as follows:

Fiscal Year	Amount
2014 (nine months remaining)	$240,060
2015	108,303
Total	$348,363

Our minimum future capital equipment lease payments with General Electric Capital Corporation as of June 30, 2013, by fiscal year, are as follows:

Fiscal Year	Amount
2014 (nine months remaining)	$57,155
2015	76,207
2016	53,470
2017	4,283
Total	191,115
Less portion representing interest	(23,351)
Present value of minimum lease payment	167,764
Less current portion	(46,850)
$120,914

As of June 30, 2013, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Line of credit obligations	$725,000	$725,000	$—	$—	$—
Operating lease obligations	539,478	362,683	176,795	—	—
Total	$1,264,478	$1,087,683	$176,795	$—	$—

Aside from the operating leases and credit facility commitments, we do not have any material contractual commitments requiring settlement in the future.

Our fiscal year 2014 operating plan is focused on increasing new accounts, retaining existing customers, growing revenue, increasing gross profits and conserving cash. We are investing in research and development efforts to develop next generation versions of the AEM product line. We have invested in manufacturing property and equipment to manufacture disposable scissors inserts internally and to reduce our cost of product revenue. We cannot predict with certainty the expected revenue, gross profit, net income or loss and usage of cash and cash equivalents for fiscal year 2014. On May 10, 2012, we signed an amendment to our credit facility agreement with Silicon Valley Bank, effective May 10, 2012. The terms of the credit facility include a line of credit for $2,000,000 for two years at an interest rate calculated at the prime rate plus 1.25%, subject to increase upon a default. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. We believe that our cash resources and credit facility will be sufficient to fund our operations for at least the next twelve months. If we are unable to manage our business operations in line with budget expectations, it could have a material adverse effect on our business viability, financial position, results of operations and cash flows. If we are not successful in continuing profitability and positive cash flow, and renewing our line of credit, additional capital may be required to maintain ongoing operations. Our credit facility agreement with Silicon Valley Bank requires us to meet certain financial covenants. During our quarter ended June 30, 2013, we failed to meet the minimum defined quick debt ratio covenant. As a result, the lender may impose a monthly maintenance fee, requires additional financial reporting and restricts our borrowings to the beginning of each week instead of when needed.

Income Taxes

As of March 31, 2013, net operating loss carryforwards totaling approximately $7.7 million are available to reduce taxable income in the future. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the fiscal year ending March 31, 2019. We have not paid income taxes since our inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including changes in ownership interests. We have established a valuation allowance for the entire amount of our deferred tax asset since inception due to our history of losses. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. If some or all of the valuation allowance were reversed, then, to the extent of the reversal, a tax benefit would be recognized which would result in an increase to net income.

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

ITEM 4 — CONTROLS AND PROCEDURES

(a)  We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and the Principal Accounting and Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective.

(b)  During the quarter ended June 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following materials from Encision Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Income, (iii) the unaudited Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged at Level I.

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

Encision Inc.

August 13, 2013	/s/ Mala Ray
Date	Mala Ray
Controller
Principal Accounting Officer &
Principal Financial Officer