Form 10-Q
period 2013-09-30
ENCISION INC
filed 2013-11-13
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	8,210,100 Shares
(Class)	(outstanding at October 31, 2013)

ENCISION INC.

FORM 10-Q

For the Three Months Ended September 30, 2013

PART I                  FINANCIAL INFORMATION

ITEM 1 — CONDENSED INTERIM FINANCIAL STATEMENTS

Encision Inc.

Condensed Balance Sheets

(unaudited)

	September 30, 2013	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$51,383	$126,224
Accounts receivable, net of allowance for doubtful accounts of $5,000 at September 30, 2013 and $9,000 at March 31, 2013	1,030,915	985,770
Inventories, net of reserve for obsolescence of $60,000 at September 30, 2013 and $51,000 at March 31, 2013	2,790,985	2,929,302
Prepaid expenses	133,200	65,891
Total current assets	4,006,483	4,107,187
Equipment, at cost:
Furniture, fixtures and equipment	3,493,115	2,691,057
Customer-site equipment	1,003,111	931,060
Equipment-in-progress	73,242	774,004
Accumulated depreciation	(2,870,940)	(2,767,195)
Equipment, net	1,698,528	1,628,926
Patents, net of accumulated amortization of $203,341 at September 30, 2013 and $190,770 at March 31, 2013	254,206	237,606
Other assets	11,504	9,215
TOTAL ASSETS	$5,970,721	$5,982,934
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	534,192	—
Accounts payable	$611,609	$823,347
Accrued compensation	233,346	319,116
Other accrued liabilities	378,456	446,171
Lease payable — short term	63,012	—
Total current liabilities	1,820,615	1,588,634
Lease payable — long term	88,982	—
Total liabilities	1,909,597	1,588,634
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 8,210,100 shares issued and outstanding at September 30, 2013 and March 31, 2013	21,598,064	21,569,993
Accumulated (deficit)	(17,536,940)	(17,175,693)
Total shareholders’ equity	4,061,124	4,394,300
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,970,721	$5,982,934

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
NET REVENUE:
Product	$2,589,069	$2,805,808	$5,207,998	$5,611,158
Service	56,395	68,183	119,315	364,004
Total Revenue	2,645,464	2,873,991	5,327,313	5,975,162
COST OF REVENUE:
Product	1,216,158	1,202,122	2,390,107	2,406,234
Service	22,144	59,575	72,147	208,295
Total Cost of Revenue	1,238,302	1,261,697	2,462,254	2,614,529
GROSS PROFIT	1,407,162	1,612,294	2,865,059	3,360,633
OPERATING EXPENSES:
Sales and marketing	713,792	945,266	1,664,977	1,812,272
General and administrative	355,067	452,233	708,111	979,878
Research and development	315,649	477,376	703,735	820,122
Total operating expenses	1,384,508	1,874,875	3,076,823	3,612,272
OPERATING INCOME (LOSS)	22,654	(262,581)	(211,764)	(251,639)
Interest expense, net	(14,121)	(788)	(23,007)	(1,801)
Other expense, net	(58,583)	(1,326)	(126,476)	(945)
Interest expense and other expense, net	(72,704)	(2,114)	(149,483)	(2,746)
LOSS BEFORE PROVISION FOR INCOME TAXES	(50,050)	(264,695)	(361,247)	(254,385)
Provision for income taxes	—	—	—	—
NET LOSS	$(50,050)	$(264,695)	$(361,247)	$(254,385)
Net loss per share—basic and diluted	$(0.01)	$(0.03)	$(0.04)	$(0.03)
Weighted average shares—basic and diluted	8,210,100	8,210,100	8,210,100	8,189,198

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities:
Net loss	$(361,247)	$(254,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	229,972	150,882
Stock-based compensation expense related to stock options	28,071	30,789
Provision for doubtful accounts, net	(4,000)	(11,500)
Provision for inventory obsolescence, net	9,000	(62,000)
Change in operating assets and liabilities:
Accounts receivable	(41,145)	354,811
Inventories	129,317	78,548
Prepaid expenses and other assets	(69,598)	(78,869)
Accounts payable	(211,738)	(312,114)
Accrued compensation and other accrued liabilities	(153,485)	58,448
Net cash (used in) operating activities	(444,853)	(45,390)
Cash flows from investing activities:
Acquisition of property and equipment	(135,009)	(176,635)
Patent costs	(29,171)	(11,947)
Net cash (used in) investing activities	(164,180)	(188,582)
Cash flows from financing activities:
Borrowings from credit facility	534,192	—
Proceeds from the issuance of common stock	—	255,000
Cost of the issuance of common stock	—	(27,984)
Net cash provided by financing activities	534,192	227,016
Net decrease in cash and cash equivalents	(74,841)	(6,956)
Cash and cash equivalents, beginning of period	126,224	564,671
Cash and cash equivalents, end of period	$51,383	$557,715

The accompanying notes to financial statements are an integral part of these condensed statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

We have an accumulated deficit of $17,536,940 at September 30, 2013. Operating funds have been provided primarily by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital in the future. Our line of credit agreement with Silicon Valley Bank is subject to renewal in May 2014. There are no assurances that additional capital will be available to us on terms acceptable to us, or at all. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to generate profitable operations, and if needed, the ability to raise substantial capital sufficient to fund our commitments and ongoing losses.

The six months ended September 30, 2013 includes an error correction for $70,500 that related to the quarter ended June 30, 2013. The adjustment was to increase cost of revenue by $70,500 and to reduce net inventories by $70,500. The result was that the loss for the quarter ended June 30, 2013 increased from $240,697 to 311,197, or from $(0.03) to $(0.04) per share.

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

Concentration of Credit Risk.  Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents, accounts receivable and a line of credit. The amount of cash on deposit with financial institutions may exceed the $250,000 federally insured limit at September 30, 2013. We believe that cash on deposit that exceeds $250,000 with financial institutions is financially sound and the risk of loss is minimal.

We have no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. We maintain the majority of our cash balances with one financial institution in the form of demand deposits.

Accounts receivable are typically unsecured and are derived from transactions with and from entities in the healthcare industry primarily located in the United States. Accordingly, we may be exposed to credit risk generally associated with the healthcare industry. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The net accounts receivable balance at September 30, 2013 of $1,030,915 included 4% from one customer. The net accounts receivable balance at March 31, 2013 of $985,770 included 6% from one customer.

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

Inventories.  Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At September 30, 2013 and March 31, 2013, inventory consisted of the following:

	September 30, 2013	March 31, 2013
Raw materials	$1,757,003	$1,843,357
Finished goods	1,093,982	1,136,945
Total gross inventories	2,850,985	2,980,302
Less reserve for obsolescence	(60,000)	(51,000)
Total net inventories	$2,790,985	$2,929,302

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

Income Taxes.  We account for income taxes under the provisions of FASB Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. ASC 740 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized. As a result, no provision for income tax is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. We are required to make many subjective assumptions and judgments regarding our income tax exposures. At September 30, 2013, we had no unrecognized tax benefits, which would affect the effective tax rate if recognized and had no accrued interest, or penalties related to uncertain tax positions.

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

Stock-based compensation expense recognized under ASC 718 for the three months ended September 30, 2013 and 2012 was $11,280 and $16,128, respectively, and for the six months ended September 30, 2013 and 2012 was $28,071 and $30,789, respectively, which consisted of stock-based compensation expense related to grants of employee stock options.

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net loss	$(50,050)	$(264,695)	$(361,247)	$(254,385)
Weighted-average shares — basic	8,210,100	8,210,100	8,210,100	8,189,198
Effect of dilutive potential common shares	—	—	—	—
Weighted-average shares — diluted	8,210,100	8,210,100	8,210,100	8,189,198
Net income loss per share — basic	$(0.01)	$(0.03)	$(0.04)	$(0.03)
Net income loss per share — diluted	$(0.01)	$(0.03)	$(0.04)	$(0.03)
Antidilutive employee stock options	431,750	760,000	431,750	760,000

Note 4.   COMMITMENTS AND CONTINGENCIES

We currently lease our facilities at 6797 Winchester Circle, Boulder, Colorado under noncancelable lease agreements through July 31, 2014. The minimum future lease payment, by fiscal year, as of September 30, 2013 is as follows:

Fiscal Year	Amount
2014 (six months remaining)	$160,040
2015	108,303
Total	$268,343

Our minimum future capital equipment lease payments with General Electric Capital Corporation as of September 30, 2013, by fiscal year, are as follows:

Fiscal Year	Amount
2014 (six months remaining)	$37,315
2015	76,207
2016	53,470
2017	4,283
Total	171,275
Less portion representing interest	(19,281)
Present value of minimum lease payment	151,994
Less current portion	(63,012)
$88,982

Included in our furniture, fixtures and equipment balance is leased equipment that was acquired, under the provisions of a long-term capital lease, during the quarter ended June 30, 2013. The equipment had an original cost of $177,547 and has a net book value of $149,777 at September 30, 2013.

On May 10, 2012, we signed an amendment to our credit facility agreement with Silicon Valley Bank, effective May 10, 2012. The terms of the credit facility include a line of credit for $2,000,000 for two years at an interest rate calculated at the prime rate plus 1.25%, subject to increase upon a default. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. The credit facility is secured by all tangible and intangible assets, whether now owned or hereafter acquired, wherever located. As of September 30, 2013, under our eligible receivables and inventory limit, we had an additional $583,000 available to borrow. Our credit facility agreement with Silicon Valley Bank requires us to meet certain financial covenants. During our quarter that ended June 30, 2013, we failed to meet the minimum defined quick debt ratio covenant. As a result, the lender may impose a monthly maintenance fee, requires additional financial reporting and restricts our borrowings to the beginning of each week instead of when needed.

Aside from the operating and capital leases, we do not have any material contractual commitments requiring settlement in the future.

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine compliance with these regulations. We believe that we were in substantial compliance with all known regulations as of September 30, 2013. FDA inspections are conducted periodically at the discretion of the FDA. Our latest inspection by the FDA occurred in December 2012.

Note 5.   SHARE-BASED COMPENSATION

The provisions of ASC 718-10-55 requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options, based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases for the three and six months ended September 30, 2013 and 2012, which was allocated as follows:

	Three Months Ended		Six Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Cost of sales	$345	$685	$690	$1,370
Sales and marketing	1,897	972	3,796	1,182
General and administrative	6,324	11,597	18,158	22,660
Research and development	2,714	2,874	5,427	5,577
Stock-based compensation expense	$11,280	$16,128	$28,071	$30,789

The Black-Scholes model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk-free interest rate and expected dividends. There were 20,000 and 40,000 stock options granted during the three and six months ended September 30, 2013, respectively. There were 135,250 and 155,250 stock options forfeited during the three and six months ended September 30, 2013.

As of September 30, 2013, $216,000 of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over a period of five years.

Note 6.   RELATED PARTY TRANSACTION

We paid consulting fees of $15,412 and $34,021 to an entity owned by one of our directors during the three and six months ended September 30, 2013 and $13,251 and $38,812 during the three and six months ended September 30, 2012, respectively. We paid consulting fees of $3,991 and $3,991 to an entity owned by our Executive Chairman during the three and six months ended September 30, 2013, respectively, and $24,358 and $71,607 during the three and six months ended September 30, 2012, respectively.

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

AEM technology has been recommended and endorsed by many groups involved in MIS. Surgeons, nurses, biomedical engineers, the medicolegal community, malpractice insurance carriers and electrosurgical device manufacturers advocate the use of AEM technology. We have focused our marketing strategies to date on expanding the market awareness of the AEM technology and our broad independent endorsements and have continued efforts to improve and expand the AEM technology penetration. In our second quarter that ended September 30, 2013, AEM procedural volume was 25,720 procedures using AEM Technology as compared to 28,165 procedures for the same period one year ago.

When a hospital or surgery center changes to AEM technology, we receive recurring revenue from sales of replacement instruments. We believe that there is no directly competing technology to supplant AEM products. The replacement market of reusable and disposable AEM products in hospitals and surgery centers that use our AEM technology represented over 90% of our product revenue during the three months ended September 30, 2013. This revenue stream is expected to grow as the base of accounts that switch to AEM technology grows. In addition, we intend to further develop disposable versions of more of our AEM products in order to meet market demands and expand our sales opportunities.

We have an accumulated deficit of $17,536,940 at September 30, 2013. Operating funds have been provided primarily by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital in the future. Our line of credit agreement with Silicon Valley Bank is subject to renewal in May 2014. There are no assurances that additional capital will be available to us on terms acceptable to us, or at all. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue operations as a going concern, realize the carrying value of our assets, and discharge our liabilities in the normal course of business is dependent upon our ability to generate profitable operations, and if needed, the ability to raise substantial capital sufficient to fund our commitments ongoing losses or any other reason.

During the six months ended September 30, 2013, we used $444,853 of cash from our operations and used $135,009 for investments in property and equipment. As of September 30, 2013, we had $51,383 in cash and cash equivalents available to fund future operations, a decrease of $74,841 from March 31, 2013. Our working capital was $2,185,868 at September 30, 2013 compared to $2,518,553 at March 31, 2013.

Historical Perspective

We were organized in 1991 and spent several years developing the AEM monitoring system and protective sheaths to adapt to conventional electrosurgical instruments. We have invested heavily in an effort to protect our valuable technology, and, as a result of this effort, we have been issued nine unexpired relevant patents that together form a significant intellectual property position. Our patents relate to the basic shielding and monitoring technologies that we incorporate into our AEM products. As of September 30, 2013, we have nine unexpired United States patents relating to specific implementations of shielding and monitoring in instruments.

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

Possibility of Operating Losses:  We have an accumulated deficit of $17,536,940 at September 30, 2013. Operating funds have been provided primarily by issuances of our common stock and warrants, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital. We have made strides toward improving our operating results but due to the ongoing need to develop, optimize and train our direct sales managers and the independent sales representative network, the need to support the development of refinements to our product line, and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to raise additional capital.

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

Results of Operations

For the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Product Revenue.  Product revenue for the quarter ended September 30, 2013 was $2,589,069 compared to $2,805,808 for the quarter ended September 30, 2012, a decrease of 8%. The decrease of product revenue is attributable to business lost from accounts that stopped using AEM technology and to other cost-reduction factors, including, but not limited to, using alternatives to AEM products, using less AEM products, and using outside reprocessors who reprocess our products for resale. This was partially offset by three new hospital accounts that we opened for AEM technology, which increased the installed base of users of reusable and disposable AEM Surgical Instruments, in the three months ended September 30, 2013 versus two new accounts for AEM technology in the three months ended September 30, 2012.

Service Revenue.  Service revenue for the quarter ended September 30, 2013 was $56,395 compared to $68,183 for the quarter ended September 30, 2012, a decrease of $11,788. Service revenue represents design, development and product supply services.

Gross profit.  Product gross profit for the quarter ended September 30, 2013 of $1,372,911 represented a decrease of 14% from gross profit of $1,603,686 for the quarter ended September 30, 2012. Gross profit as a percentage of sales (gross margins) decreased from 57% for the quarter ended September 30, 2012 to 53% for the quarter ended September 30, 2013. The decrease in gross margins in the quarter ended September 30, 2013 was the result of higher scrap costs from the manufacture of our recently introduced products and the increase in overhead costs per unit of product due to decreased volume of product.

Service gross profit for the quarter ended September 30, 2013 of $34,251 represented an increase of $25,643 from $8,608 for the quarter ended September 30, 2012.

Sales and marketing expenses.  Sales and marketing expenses of $713,792 for the quarter ended September 30, 2013 represented a decrease of 24% from sales and marketing expenses of $945,266 for the quarter ended September 30, 2012. The decrease was the result of reduced compensation as a result of a reduced number of direct sales representatives, deferral of a sales meeting and reduced travel and meals. The decrease in expense was partially offset by increased commissions for increased independent sales representatives.

General and administrative expenses.  General and administrative expenses of $355,067 for the quarter ended September 30, 2013 represented a decrease of 21% from general and administrative expenses of $452,233 for the quarter ended September 30, 2012. The decrease was the result of reduced compensation and bonus accrual.

Research and development expenses.  Research and development expenses of $315,649 for the quarter ended September 30, 2013 represented a decrease of 34% compared to $477,376 for the quarter ended September 30, 2012. The decrease was the result of decreased temporary help and outside services.

Other income and expense, net.  Other income and expense, net includes $58,884 for the medical device excise tax for the quarter ended September 30, 2013 and none for the quarter ended September 30, 2012.

Net loss.  Net loss was $50,050 for the quarter ended September 30, 2013 compared to net loss of $264,695 for the quarter ended September 30, 2012. Net loss decrease was a result of significantly lower operating expenses. Net loss was partially reduced by lower product and service revenue, lower gross profit margin, and the medical device excise tax.

For the six months ended September 30, 2013 compared to the six months ended September 30, 2012.

Product Revenue.  Product revenue for the six months ended September 30, 2013 was $5,207,998 compared to $5,611,158 for the six months ended September 30, 2012, a decrease of 7%. The decrease of product revenue is attributable to business lost from accounts that stopped using AEM technology and to other cost-reduction factors, including, but not limited to, using alternatives to AEM products, using less AEM products, and using outside reprocessors who reprocess our products for resale. This was partially offset by nine new hospital accounts that we opened for AEM technology, which increased the installed base of users of reusable and disposable AEM Surgical Instruments, in the six months ended September 30, 2013 versus nine new accounts for AEM technology in the six months ended September 30, 2012.

Service Revenue.  Service revenue for the six months ended September 30, 2013 was $119,315 compared to $364,004 for the six months ended September 30, 2012, a decrease of $244,689. The decrease is a result of a project that had been phased out by a strategic partner. Service revenue represents design, development and product supply services.

Gross profit.  Product gross profit for the six months ended September 30, 2013 of $2,817,891 represented a decrease of 12% from gross profit of $3,204,924 for the six months ended September 30, 2012. Gross profit as a percentage of sales (gross margins) decreased from 57% for the six months ended September 30, 2012 to 54% for the six months ended September 30, 2013. The decrease in gross margins in the six months ended September 30, 2013 was the result of higher scrap costs from the manufacture of our recently introduced products and the increase in overhead costs per unit of product due to decreased volume of product.

Service gross profit for the six months ended September 30, 2013 of $47,168 represented a decrease of $108,541 from $155,709 for the six months ended September 30, 2012.

Sales and marketing expenses.  Sales and marketing expenses of $1,664,977 for the six months ended September 30, 2013 represented a decrease of 8% from sales and marketing expenses of $1,812,272 for the six months ended September 30, 2012. The decrease was the result of reduced compensation as a result of a reduced number of direct sales representatives, deferral of a sales meeting and reduced travel and meals. The decrease in expense was partially offset by increased commissions for increased independent sales representatives, sales samples and promotion costs, and trade shows.

General and administrative expenses.  General and administrative expenses of $708,111 for the six months ended September 30, 2013 represented a decrease of 28% from general and administrative expenses of $979,878 for the six months ended September 30, 2012. The decrease was the result of reduced compensation and bonus accrual, legal costs, outside services and training software.

Research and development expenses.  Research and development expenses of $703,735 for the six months ended September 30, 2013 represented a decrease of 14% compared to $820,122 for the six months ended September 30, 2012. The decrease was the result of decreased temporary help and outside services, and inventory usage. The decrease in expense was partially offset by an increase in compensation, especially for quality efforts and development of new products, and reduced internal resource cost allocation to service revenue cost of revenue due to reduced service revenue.

Other income and expense, net.  Other income and expense, net includes $120,233 for the medical device excise tax for the six months ended September 30, 2013 and none for the six months ended September 30, 2012.

Net loss.  Net loss was $361,247 for the six months ended September 30, 2013 compared to net loss of $254,385 for the six months ended September 30, 2012. Net loss was a result of lower product and service revenue, and the lower gross profit thereon, and the medical device excise tax. Net loss was partially reduced by lower operating expenses. The six months ended September 30, 2013 includes an error correction for $70,500 that related to the quarter ended June 30, 2013. The adjustment was to increase cost of revenue by $70,500 and to reduce net inventories by $70,500.

The results of operations for the three and six months ended September 30, 2013 are not indicative of the results of operations for all or any part of the balance of the fiscal year.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock and, in some years, by operating profits. Common stock and additional paid in capital totaled $21,598,064 from our inception through September 30, 2013.

On May 10, 2012, we signed an amendment to our credit facility agreement with Silicon Valley Bank, effective May 10, 2012. The terms of the credit facility include a line of credit for $2,000,000 for two years at an interest rate calculated at the prime rate plus 1.25%, subject to increase upon a default. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. The credit facility is secured by all tangible and intangible assets, whether now owned or hereafter acquired, wherever located. As of September 30, 2013, under our eligible receivables and inventory limit, we had an additional $583,000 available to borrow. Our credit facility agreement with Silicon Valley Bank requires us to meet certain financial covenants. During our quarter that ended June 30, 2013, we failed to meet the minimum defined quick debt ratio covenant. As a result, the lender may impose a monthly maintenance fee, requires additional financial reporting and restricts our borrowings to the beginning of each week instead of when needed.

Our operations used $444,853 of cash during the six months ended September 30, 2013 on net revenue of $5,327,313. Cash was used, principally, by our net loss, increased prepaid expenses and other assets, decreased accounts payable, decreased accrued compensation and other accrued liabilities, and purchases of property and equipment. The amounts of cash used by operations for the six months ended September 30, 2013 are not indicative of the expected amounts of cash to be generated from or used in operations in fiscal year 2014. During the six months ended September 30, 2013, we invested $135,009 in the acquisition of property and equipment. As of September 30, 2013, we had $51,383 in cash and cash equivalents available to fund future operations. Working capital was $2,185,868 at September 30, 2013 compared to $2,518,553 at March 31, 2013. The decrease to working capital at September 30, 2013 was the result, principally, of our net loss. Current liabilities were $1,820,615 at September 30, 2013, compared to $1,588,634 at March 31, 2013. The increase in current liabilities at September 30, 2013 was principally caused by an increase to our line of credit and was partially decreased by a decrease to accounts payable.

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

We currently lease our facilities at 6797 Winchester Circle, Boulder, Colorado under noncancelable lease agreements through July 31, 2014. The minimum future lease payment by fiscal year as of September 30, 2013 is as follows:

Fiscal Year	Amount
2014 (six months remaining)	$160,040
2015	108,303
Total	$268,343

Our minimum future capital equipment lease payments with General Electric Capital Corporation as of September 30, 2013, by fiscal year, are as follows:

Fiscal Year	Amount
2014 (six months remaining)	$37,315
2015	76,207
2016	53,470
2017	4,283
Total	171,275
Less portion representing interest	(19,281)
Present value of minimum lease payment	151,994
Less current portion	(63,012)
$88,982

As of September 30, 2013, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Line of credit obligations	$534,192	$534,192	$—	$—	$—
Operating lease obligations	439,618	343,762	95,856	—	—
Total	$973,810	$877,954	$95,856	$—	$—

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

ITEM 4 — CONTROLS AND PROCEDURES

(a)  We have carried out an evaluation under the supervision and with the participation of our management, including our Executive Chairman and Principal Accounting and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Executive Chairman and the Principal Accounting and Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective.

(b)  During the quarter ended September 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                                             OTHER INFORMATION

ITEM 6                                                   Exhibits

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

31.1     Certification of Executive Chairman under Rule 13a-14(a) of the Exchange Act (filed herewith).

31.2     Certification of Principal Financial and Accounting Officer under Rule 13a-14(a) of the Exchange Act (filed herewith).

32.1     Certifications of Executive Chairman and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101         The following materials from Encision Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Income, (iii) the unaudited Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged at Level I.

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

Encision Inc.

November 13, 2013	/s/ Mala Ray
Date	Mala Ray
Controller
Principal Accounting Officer &
Principal Financial Officer