Form 10-Q
period 2013-12-31
ENCISION INC
filed 2014-02-11
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	10,673,225 Shares
(Class)	(outstanding at January 31, 2014)

ENCISION INC.

FORM 10-Q

For the Three Months Ended December 31, 2013

PART I                  FINANCIAL INFORMATION

ITEM 1 —  CONDENSED INTERIM FINANCIAL STATEMENTS

Encision Inc.

Condensed Balance Sheets

(unaudited)

	December 31, 2013	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,520,354	$126,224
Accounts receivable, net of allowance for doubtful accounts of $10,000 at December 31, 2013 and $9,000 at March 31, 2013	1,060,396	985,770
Inventories, net of reserve for obsolescence of $80,000 at December 31, 2013 and $51,000 at March 31, 2013	2,657,050	2,929,302
Prepaid expenses	109,961	65,891
Total current assets	5,347,761	4,107,187
Equipment, at cost:
Furniture, fixtures and equipment	3,153,737	2,691,057
Customer-site equipment	1,018,054	931,060
Equipment-in-progress	108,591	774,004
Leasehold improvements	319,854	—
Accumulated depreciation	(2,782,654)	(2,767,195)
Equipment, net	1,817,582	1,628,926
Patents, net of accumulated amortization of $209,041 at December 31, 2013 and $190,770 at March 31, 2013	249,803	237,606
Other assets	13,582	9,215
TOTAL ASSETS	$7,428,728	$5,982,934
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$385,910	$823,347
Accrued compensation	295,946	319,116
Other accrued liabilities	372,320	446,171
Lease payable — short term	60,210	—
Deferred rent — short term	30,384	—
Total current liabilities	1,144,770	1,588,634
Lease payable — long term	72,014	—
Deferred rent — long term	139,260	—
Total liabilities	1,356,044	1,588,634
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 10,673,225 and 8,210,100 shares issued and outstanding at December 31, 2013 and March 31, 2013, respectively	23,577,078	21,569,993
Accumulated (deficit)	(17,504,394)	(17,175,693)
Total shareholders’ equity	6,072,684	4,394,300
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,428,728	$5,982,934

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
NET REVENUE:
Product	$2,643,757	$2,954,849	$7,851,755	$8,566,008
Service	71,748	99,831	191,063	463,835
Total Revenue	2,715,505	3,054,680	8,042,818	9,029,843
COST OF REVENUE:
Product	1,245,320	1,316,962	3,635,427	3,691,724
Service	46,670	71,805	118,817	311,572
Total Cost of Revenue	1,291,990	1,388,767	3,754,244	4,003,296
GROSS PROFIT	1,423,515	1,665,913	4,288,574	5,026,547
OPERATING EXPENSES:
Sales and marketing	600,896	903,068	2,265,873	2,715,341
General and administrative	360,867	384,926	1,068,977	1,352,046
Research and development	363,652	460,765	1,067,388	1,293,645
Total operating expenses	1,325,415	1,748,759	4,402,238	5,361,032
OPERATING INCOME (LOSS)	98,100	(82,846)	(113,664)	(334,485)
Interest income (expense), net	(12,663)	37	(35,669)	(1,765)
Other income (expense), net	(52,891)	327	(179,368)	(618)
Interest expense and other expense, net	(65,554)	364	(215,037)	(2,383)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	32,546	(82,482)	(328,701)	(336,868)
Provision for income taxes	—	—	—	—
NET INCOME (LOSS)	$32,546	$(82,482)	$(328,701)	$(336,868)
Net income (loss) per share—basic and diluted	$0.00	$(0.01)	$(0.04)	$(0.04)
Weighted average shares—basic	8,616,110	8,210,100	8,346,435	8,196,191
Weighted average shares—diluted	8,619,727	8,210,100	8,346,435	8,196,191

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	December 31, 2013	December 31, 2012
Cash flows from operating activities:
Net loss	$(328,701)	$(336,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	361,040	228,497
Impairment of patent costs	—	42,212
Stock-based compensation expense related to stock options	44,557	46,164
Provision for doubtful accounts, net	1,000	(10,000)
Provision for inventory obsolescence, net	29,000	(72,000)
Change in operating assets and liabilities:
Accounts receivable	(75,626)	342,080
Inventories	243,252	(61,430)
Prepaid expenses and other assets	(48,437)	(73,277)
Accounts payable	(437,437)	(346,424)
Accrued compensation and other accrued liabilities	32,671	193,818
Net cash (used in) operating activities	(178,681)	(47,228)
Cash flows from investing activities:
Acquisition of property and equipment	(359,247)	(253,418)
Patent costs	(30,468)	(13,610)
Net cash (used in) investing activities	(389,715)	(267,028)
Cash flows from financing activities:
Proceeds from the issuance of common stock	1,970,500	255,000
Cost of the issuance of common stock	(7,974)	(32,781)
Net cash provided by financing activities	1,962,526	222,219
Net increase (decrease) in cash and cash equivalents	1,394,130	(92,037)
Cash and cash equivalents, beginning of period	126,224	564,671
Cash and cash equivalents, end of period	$1,520,354	$472,634

The accompanying notes to financial statements are an integral part of these condensed statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2013

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

We have an accumulated deficit of $17,504,394 at December 31, 2013. Operating funds have been provided primarily by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital in the future. Our line of credit agreement with Silicon Valley Bank is subject to renewal in May 2014. On December 17, 2013, we completed a private placement of 2,463,125 shares of our common stock. The private placement raised, before costs, a total of $1,970,500. The purchase price per share for the shares sold in the private placement was $0.80, representing a discount of approximately 12% based on a 20-day volume-weighted average price as of December 13, 2013. Additionally, the investors received common stock purchase warrants. The warrants are exercisable into 1,231,563 shares of the Company’s common stock with an exercise price of $1.20 per share and a term of five years.

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

Concentration of Credit Risk.  Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents, accounts receivable and a line of credit. The amount of cash on deposit with financial institutions exceeds the $250,000 federally insured limit at December 31, 2013. We believe that cash on deposit that exceeds $250,000 with financial institutions is financially sound and the risk of loss is minimal.

We have no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. We maintain the majority of our cash balances with one financial institution in the form of demand deposits.

Accounts receivable are typically unsecured and are derived from transactions with and from entities in the healthcare industry primarily located in the United States. Accordingly, we may be exposed to credit risk generally associated with the healthcare industry. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The net accounts receivable balance at December 31, 2013 of $1,060,396 included 3% from one customer. The net accounts receivable balance at March 31, 2013 of $985,770 included 6% from one customer.

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

Inventories.  Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At December 31, 2013 and March 31, 2013, inventory consisted of the following:

	December 31, 2013	March 31, 2013
Raw materials	$1,527,924	$1,843,357
Finished goods	1,209,126	1,136,945
Total gross inventories	2,737,050	2,980,302
Less reserve for obsolescence	(80,000)	(51,000)
Total net inventories	$2,657,050	$2,929,302

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

Income Taxes.  We account for income taxes under the provisions of FASB Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. ASC 740 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized. As a result, no provision for income tax is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. We are required to make many subjective assumptions and judgments regarding our income tax exposures. At December 31, 2013, we had no unrecognized tax benefits, which would affect the effective tax rate if recognized and had no accrued interest, or penalties related to uncertain tax positions.

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

Stock-based compensation expense recognized under ASC 718 for the three months ended December 31, 2013 and 2012 was $16,486 and $15,375, respectively, and for the nine months ended December 31, 2013 and 2012 was $44,557 and $46,164, respectively, which consisted of stock-based compensation expense related to grants of employee stock options.

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Net income (loss)	$32,546	$(82,482)	$(328,701)	$(336,868)
Weighted-average shares — basic	8,616,110	8,210,100	8,346,435	8,196,191
Effect of dilutive potential common shares	3,617	—	—	—
Weighted-average shares — diluted	8,619,727	8,210,100	8,346,435	8,196,191
Net income (loss) per share — basic	$0.00	$(0.01)	$(0.04)	$(0.04)
Net income (loss) per share — diluted	$0.00	$(0.01)	$(0.04)	$(0.04)
Antidilutive employee stock options	617,000	502,000	627,000	502,000

Note 4.   COMMITMENTS AND CONTINGENCIES

Effective December 1, 2013, we extended our noncancelable lease agreement through July 31, 2019 for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease includes $172,176 of leasehold improvements granted by the landlord. The $172,176 was recorded on our condensed balance sheets as leasehold improvements and deferred rent. The leasehold improvements are being amortized over the lesser of the lease term or the assets life and the deferred rent is being amortized against rent expense over the lease term. The minimum future lease payment, by fiscal year, as of December 31, 2013 is as follows:

Fiscal Year	Amount
2014 (three months remaining)	$64,566
2015	260,847
2016	268,672
2017	276,732
2018	285,034
2019	293,585
2020	99,800
Total	$1,549,236

Our minimum future capital equipment lease payments with General Electric Capital Corporation as of December 31, 2013, by fiscal year, are as follows:

Fiscal Year	Amount
2014 (three months remaining)	$18,658
2015	76,207
2016	53,470
2017	4,283
Total	152,618
Less portion representing interest	(20,394)
Present value of minimum lease payment	132,224
Less current portion	(60,210)
$72,014

Included in our furniture, fixtures and equipment balance is leased equipment that was acquired, under the provisions of a long-term capital lease, during the quarter ended June 30, 2013. The equipment had an original cost of $177,547 and has a net book value of $133,115 at December 31, 2013.

On May 10, 2012, we signed an amendment to our credit facility agreement with Silicon Valley Bank, effective May 10, 2012. The terms of the credit facility include a line of credit for $2,000,000 for two years at an interest rate calculated at the prime rate plus 1.25%, subject to increase upon a default. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. The credit facility is secured by all tangible and intangible assets, whether now owned or hereafter acquired, wherever located. As of December 31, 2013, we had no borrowings from our line of credit and, under our eligible receivables and inventory limit, we had $1,072,000 available to borrow.

Aside from the operating and capital leases, we do not have any material contractual commitments requiring settlement in the future.

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine compliance with these regulations. We believe that we were in substantial compliance with all known regulations as of December 31, 2013. FDA inspections are conducted periodically at the discretion of the FDA. Our latest inspection by the FDA occurred in December 2012.

Note 5.   SHARE-BASED COMPENSATION

The provisions of ASC 718-10-55 requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options, based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases for the three and nine months ended December 31, 2013 and 2012, which was allocated as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Cost of sales	$345	$684	$1,035	$2,054
Sales and marketing	2,438	591	6,234	1,773
General and administrative	12,186	11,310	30,344	33,970
Research and development	1,517	2,790	6,944	8,367
Stock-based compensation expense	$16,486	$15,375	$44,557	$46,164

The Black-Scholes model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk-free interest rate and expected dividends. There were 285,000 and 325,000 stock options granted during the three and nine months ended December 31, 2013, respectively. There were 89,750 and 245,000 stock options forfeited during the three and nine months ended December 31, 2013.

As of December 31, 2013, $374,000 of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over a period of five years.

Note 6.   RELATED PARTY TRANSACTION

We paid consulting fees of $18,623 and $52,644 to an entity owned by one of our directors during the three and nine months ended December 31, 2013 and $17,543 and $56,355 during the three and nine months ended December 31, 2012, respectively. We paid consulting fees of $67,161 and $71,152 to an entity owned by our Executive Chairman during the three and nine months ended December 31, 2013, respectively, and $5,465 and $77,072 during the three and nine months ended December 31, 2012, respectively.

Note 7.   RECENT DEVELOPMENTS

Effective December 1, 2013, we extended our noncancelable lease agreement for our facilities at 6797 Winchester Circle, Boulder, Colorado through July 31, 2019.

On December 17, 2013, we completed a private placement of 2,463,125 shares of our common stock. The private placement raised, before costs, a total of $1,970,500. The purchase price per share for the shares sold in the private placement was $0.80, representing a discount of approximately 12% based on a 20-day volume-weighted average price as of December 13, 2013. Additionally, the investors received common stock purchase warrants. The warrants are exercisable into 1,231,563 shares of the Company’s common stock with an exercise price of $1.20 per share and a term of five years. The fair value of the warrants, $568,810, was estimated at the date of the grant using the Black-Scholes option pricing model, with an allocation of the proceeds applied to the warrants. The difference between the warrant allocation and the proceeds was allocated to the shares of common stock issued. The fair value of the warrants of $568,810 has been included in the total additional paid-in capital value of $1,970,500 on the Condensed Balance Sheets. The following assumptions were used in the Black-Scholes pricing model:

Expected life (in years)	5
Volatility	91.00%
Risk-free interest rate	1.50%
Dividend yield (on common stock)	0.00%

Note 8.   SUBSEQUENT EVENTS

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

General

Encision Inc., a medical device company based in Boulder, Colorado, has developed and markets innovative technology that provides unprecedented outcomes and patient safety in minimally-invasive surgery. We believe that our patented Active Electrode Monitoring (“AEM®”) Surgical Instruments are changing the marketplace for electrosurgical devices and laparoscopic instruments by providing a solution to a well-documented hazard unique to laparoscopic surgery. The Center for Medicare and Medicaid Services (CMS) recently published its Hospital-Acquired Condition Reduction Program effective October 1, 2014. At that time, the program will begin to levy as much as a 1% penalty on Medicare reimbursements on hospitals in the lower quadrant of performance for selected quality indicators, including accidental puncture and laceration (“APL”). Examples of APL include the use of a cautery device (electrosurgery) or scissors to dissect a tissue plane that errantly causes an injury to underlying bowel.

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

AEM technology has been recommended and endorsed by many groups involved in MIS. Surgeons, nurses, biomedical engineers, the medicolegal community, malpractice insurance carriers and electrosurgical device manufacturers advocate the use of AEM technology. We have focused our marketing strategies to date on expanding the market awareness of the AEM technology and our broad independent endorsements and have continued efforts to improve and expand the AEM technology penetration. In our second quarter that ended December 31, 2013, AEM procedural volume was 21,700 procedures using AEM Technology as compared to 23,200 procedures for the same period one year ago.

When a hospital or surgery center changes to AEM technology, we receive recurring revenue from sales of replacement instruments. We believe that there is no directly competing technology to supplant AEM products. The replacement market of reusable and disposable AEM products in hospitals and surgery centers that use our AEM technology represented over 90% of our product revenue during the three months ended December 31, 2013. This revenue stream is expected to grow as the base of accounts that switch to AEM technology grows. In addition, we intend to further develop disposable versions of more of our AEM products in order to meet market demands and expand our sales opportunities.

We have an accumulated deficit of $17,504,394 at December 31, 2013. Operating funds have been provided primarily by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital in the future. Our line of credit agreement with Silicon Valley Bank is subject to renewal in May 2014.

During the nine months ended December 31, 2013, we used $178,681 of cash from our operations and used $359,247 for investments in property and equipment. As of December 31, 2013, we had $1,520,354 in cash and cash equivalents available to fund future operations, an increase of $1,394,130 from March 31, 2013. On December 17, 2013, we completed a private placement of 2,463,125 shares of our common stock. The private placement raised, before costs, a total of $1,970,500, which was partially used to paydown our line of credit. Our working capital was $4,202,991 at December 31, 2013 compared to $2,518,553 at March 31, 2013.

Historical Perspective

We were organized in 1991 and spent several years developing the AEM monitoring system and protective sheaths to adapt to conventional electrosurgical instruments. We have invested heavily in an effort to protect our valuable technology, and, as a result of this effort, we have been issued nine unexpired relevant patents that together form a significant intellectual property position. Our patents relate to the basic shielding and monitoring technologies that we incorporate into our AEM products. As of December 31, 2013, we have nine unexpired United States patents relating to specific implementations of shielding and monitoring in instruments.

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

Possibility of Operating Losses:  We have an accumulated deficit of $17,504,394 at December 31, 2013. Operating funds have been provided primarily by issuances of our common stock and warrants, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital. We have made strides toward improving our operating results but due to the ongoing need to develop, optimize and train our direct sales managers and the independent sales representative network, the need to support the development of refinements to our product line, and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to raise additional capital.

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

Results of Operations

For the three months ended December 31, 2013 compared to the three months ended December 31, 2012.

Product Revenue.  Product revenue for the quarter ended December 31, 2013 was $2,643,757 compared to $2,954,849 for the quarter ended December 31, 2012, a decrease of 10.5%. The decrease of product revenue is attributable to business lost from accounts that stopped using AEM technology and to other cost-reduction factors, including, but not limited to, using alternatives to AEM products, using less AEM products, and using outside reprocessors who reprocess our products for resale. This was partially offset by one new hospital accounts that we opened for AEM technology, which increased the installed base of users of reusable and disposable AEM Surgical Instruments, in the three months ended December 31, 2013 versus nine new accounts for AEM technology in the three months ended December 31, 2012.

Service Revenue.  Service revenue for the quarter ended December 31, 2013 was $71,748 compared to $99,831 for the quarter ended December 31, 2012, a decrease of $28,083. Service revenue represents design, development and product supply services.

Gross profit.  Product gross profit for the quarter ended December 31, 2013 of $1,398,437 represented a decrease of 14% from gross profit of $1,637,887 for the quarter ended December 31, 2012. Gross profit as a percentage of sales (gross margins) decreased from 55% for the quarter ended December 31, 2012 to 53% for the quarter ended December 31, 2013. The decrease in gross margins in the quarter ended December 31, 2013 was the result of the increase in overhead costs per unit of product due to decreased volume of product.

Service gross profit for the quarter ended December 31, 2013 of $25,078 represented a decrease of $2,948 from $28,026 for the quarter ended December 31, 2012.

Sales and marketing expenses.  Sales and marketing expenses of $600,896 for the quarter ended December 31, 2013 represented a decrease of 33% from sales and marketing expenses of $903,068 for the quarter ended December 31, 2012. The decrease was the result of reduced compensation as a result of a reduced number of direct sales representatives, reduced trade show costs, sales samples, and travel and meals. The decrease in expense was partially offset by increased commissions for increased independent sales representatives.

General and administrative expenses.  General and administrative expenses of $360,867 for the quarter ended December 31, 2013 represented a decrease of 6% from general and administrative expenses of $384,926 for the quarter ended December 31, 2012. The decrease was the result of reduced compensation and bonus accrual. The decrease in expense was partially offset by increased outside services.

Research and development expenses.  Research and development expenses of $363,652 for the quarter ended December 31, 2013 represented a decrease of 21% compared to $460,765 for the quarter ended December 31, 2012. The decrease was the result of decreased temporary help and inventory usage, and higher patent application expense in last year’s quarter. The decrease in expense was partially offset by an increase in test and prototype materials cost.

Other income and expense, net.  Other income and expense, net includes $58,679 for the medical device excise tax for the quarter ended December 31, 2013 and none for the quarter ended December 31, 2012.

Net income.  Net income was $32,546 for the quarter ended December 31, 2013 compared to net loss of $82,482 for the quarter ended December 31, 2012. Net income was a result of significantly lower operating expenses. Net income was partially reduced by lower product and service revenue, lower gross profit margin, and the medical device excise tax.

For the nine months ended December 31, 2013 compared to the nine months ended December 31, 2012.

Product Revenue.  Product revenue for the nine months ended December 31, 2013 was $7,851,755 compared to $8,566,008 for the nine months ended December 31, 2012, a decrease of 8%. The decrease of product revenue is attributable to business lost from accounts that stopped using AEM technology and to other cost-reduction factors, including, but not limited to, using alternatives to AEM products, using less AEM products, and using outside reprocessors who reprocess our products for resale. The decrease was partially offset by ten new hospital accounts that we opened for AEM technology, which increased the installed base of users of reusable and disposable AEM Surgical Instruments, in the nine months ended December 31, 2013 and twenty new hospital accounts  in the nine months ended December 31, 2012.

Service Revenue.  Service revenue for the nine months ended December 31, 2013 was $191,063 compared to $463,835 for the nine months ended December 31, 2012, a decrease of $272,772. The decrease is a result of a project that had been phased out by a strategic partner. Service revenue represents design, development and product supply services.

Gross profit.  Product gross profit for the nine months ended December 31, 2013 of $4,216,328 represented a decrease of 13% from gross profit of $4,874,284 for the nine months ended December 31, 2012. Gross profit as a percentage of sales (gross margins) decreased from 57% for the nine months ended December 31, 2012 to 54% for the nine months ended December 31, 2013. The decrease in gross margins in the nine months ended December 31, 2013 was the result of the increase in overhead costs per unit of product due to decreased volume of product.

Service gross profit for the nine months ended December 31, 2013 of $72,246 represented a decrease of $80,017 from $152,263 for the nine months ended December 31, 2012.

Sales and marketing expenses.  Sales and marketing expenses of $2,265,873 for the nine months ended December 31, 2013 represented a decrease of 17% from sales and marketing expenses of $2,715,341 for the nine months ended December 31, 2012. The decrease was the result of reduced compensation as a result of a reduced number of direct sales representatives, elimination of a sales meeting and reduced travel and meals. The decrease in expense was partially offset by increased commissions for increased independent sales representatives, sales samples and promotion costs, and trade shows.

General and administrative expenses.  General and administrative expenses of $1,068,977 for the nine months ended December 31, 2013 represented a decrease of 28% from general and administrative expenses of $1,352,046 for the nine months ended December 31, 2012. The decrease was the result of reduced compensation and bonus accrual, legal costs and training software.

Research and development expenses.  Research and development expenses of $1,067,388 for the nine months ended December 31, 2013 represented a decrease of 17% compared to $1,293,645 for the nine months ended December 31, 2012. The decrease was the result of decreased temporary help and outside services, inventory usage, and higher patent application expense in last year’s quarter. The decrease in expense was partially offset by an increase in compensation, especially for quality efforts and development of new products, increased test and prototype materials, and reduced internal resource cost allocation to service revenue cost of revenue due to reduced service revenue.

Other income and expense, net.  Other income and expense, net includes $178,919 for the medical device excise tax for the nine months ended December 31, 2013 and none for the nine months ended December 31, 2012.

Net loss.  Net loss was $328,701 for the nine months ended December 31, 2013 compared to net loss of $336,868 for the nine months ended December 31, 2012. Net loss was a result of lower product and service revenue, and the lower gross profit thereon, and the medical device excise tax. Net loss was partially reduced by significantly lower operating expenses.

The results of operations for the three and nine months ended December 31, 2013 are not indicative of the results of operations for all or any part of the balance of the fiscal year.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock and, in some years, by operating profits. Common stock and additional paid in capital totaled $23,577,078 from our inception through December 31, 2013. On December 17, 2013, we completed a private placement of 2,463,125 shares of our common stock. The private placement raised, before costs, a total of $1,970,500.

On May 10, 2012, we signed an amendment to our credit facility agreement with Silicon Valley Bank, effective May 10, 2012. The terms of the credit facility include a line of credit for $2,000,000 for two years at an interest rate calculated at the prime rate plus 1.25%, subject to increase upon a default. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. The credit facility is secured by all tangible and intangible assets, whether now owned or hereafter acquired, wherever located. As of December 31, 2013, we had no borrowings from our line of credit and, under our eligible receivables and inventory limit, we had $1,072,000 available to borrow.

Our operations used $178,681 of cash during the nine months ended December 31, 2013 on net revenue of $7,851,755. Cash was used, principally, by our net loss and decreased accounts payable, and was partially offset by decreased inventories. The amounts of cash used by operations for the nine months ended December 31, 2013 are not indicative of the expected amounts of cash to be generated from or used in operations in fiscal year 2014. During the nine months ended December 31, 2013, we invested $359,247 in the acquisition of property and equipment. As of December 31, 2013, we had $1,520,354 in cash and cash equivalents available to fund future operations. Working capital was $4,202,991 at December 31, 2013 compared to $2,518,553 at March 31, 2013. The increase to working capital at December 31, 2013 was the result, principally, of a private placement of 2,463,125 shares of our common stock. The private placement raised, before costs, a total of $1,970,500. The increase was partially reduced by our paydown of our line of credit. Current liabilities were $1,144,770 at December 31, 2013, compared to $1,588,634 at March 31, 2013. The decrease in current liabilities at December 31, 2013 was principally caused by a decrease to accounts payable and other accrued liabilities.

Effective December 1, 2013, we extended our noncancelable lease agreement through July 31, 2019 for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease includes $172,176 of leasehold improvements granted by the landlord. The $172,176 was recorded on our condensed balance sheets as leasehold improvements and deferred rent. The leasehold improvements are being amortized over the lesser of the lease term or the assets life and the deferred rent is being amortized against rent expense over the lease term. The minimum future lease payment, by fiscal year, as of December 31, 2013 is as follows:

Fiscal Year	Amount
2014 (three months remaining)	$64,566
2015	260,847
2016	268,672
2017	276,732
2018	285,034
2019	293,585
2020	99,800
Total	$1,549,236

Our minimum future capital equipment lease payments with General Electric Capital Corporation as of December 31, 2013, by fiscal year, are as follows:

Fiscal Year	Amount
2014 (three months remaining)	$18,658
2015	76,207
2016	53,470
2017	4,283
Total	152,618
Less portion representing interest	(20,394)
Present value of minimum lease payment	132,224
Less current portion	(60,210)
$72,014

As of December 31, 2013, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	1,701,854	336,015	617,167	575,477	173,196

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

ITEM 4 —   CONTROLS AND PROCEDURES

(a)  We have carried out an evaluation under the supervision and with the participation of our management, including our President and CEO and Principal Accounting and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the President and CEO and the Principal Accounting and Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective.

(b)  During the quarter ended December 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.               OTHER INFORMATION

ITEM 6                                                   Exhibits

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

4.1                               Form of Warrant (attached as Exhibit B to the Securities Purchase Agreement filed below as Exhibit 10.1)

10.1                        Securities Purchase Agreement dated December 17, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 23, 2013)

10.2                        Registration Rights Agreement dated December 17, 2013(incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on December 23, 2013)

10.3                        Employment Agreement, dated December 17, 2013, between Encision Inc. and Gregory J. Trudel (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on December 23, 2013)

31.1                        Certification of President and CEO under Rule 13a-14(a) of the Exchange Act (filed herewith).

31.2                        Certification of Principal Financial and Accounting Officer under Rule 13a-14(a) of the Exchange Act (filed herewith).

32.1                        Certifications of President and CEO and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101                           The following materials from Encision Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Income, (iii) the unaudited Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged at Level I.

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

Encision Inc.

February 11, 2014	/s/ Mala Ray
Date	Mala Ray
Controller
Principal Accounting Officer &
Principal Financial Officer