Form 10-K
period 2014-03-31
ENCISION INC
filed 2014-06-26
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of September 30, 2013, the aggregate market value of the shares of common stock held by non-affiliates of the issuer on such date was $4,866,254. This figure is based on the average bid and asked price of $1.03 per share of the issuer’s common stock on September 30, 2013 as quoted on the OTC Bulletin Board.

The number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date.

Common Stock, no par value	10,673,225
(Class)	(Outstanding at May 31, 2014)

Documents Incorporated by Reference: Definitive Proxy Statement for the 2014 Annual Shareholders’ Meeting to be filed with the Securities and Exchange Commission and incorporated by reference as described in Part III. The 2014 Proxy Statement will be filed within 120 days after the end of the fiscal year ended March 31, 2014.

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

Business Highlights

Proprietary, Patented Technology

We have developed and launched patented AEM Surgical Instruments that enhance patient safety and patient outcomes in laparoscopic surgical procedures. We have been issued 11 unexpired patents relating to AEM technology from the United States Patent and Trademark Office, each encompassing multiple claims, and which have between one and sixteen years seven months remaining. We also have patents relating to AEM technology issued in Europe, Japan, Canada and Australia.

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

Product Line has been Developed and Launched

Our AEM Surgical Instruments have been engineered to provide a seamless transition for surgeons switching from conventional laparoscopic instruments. AEM technology has been integrated into instruments that have the same look, feel and functionality as conventional instruments that surgeons have been using for years. The AEM product line encompasses the full range of instrument sizes, types and styles favored by surgeons. Additionally we continued to improve quality and add to the product line, including more disposable versions, the introduction of hand-activated instruments, our enhanced scissors, the e∙Edge™ scissors, and the EM3 AEM Monitor, during our fiscal year ended March 31, 2014. Thus, hospitals can make a complete and smooth conversion to our product line, thereby advancing patient safety in MIS.

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

Developing Distribution Network is Advancing Utilization of AEM Technology

Our AEM technology, in the hands of a sales network with broad access to the surgery marketplace, will help to increase utilization and market share. Historically, our sales and marketing efforts have been hindered by our small size and limited distribution channels. While these limitations continue, we have improved our sales network, which provided new hospital accounts with AEM technology in our fiscal year ended March 31, 2014. Our supplier agreements with Group Purchasing Organizations (“GPOs”) and other key hospitals systems, such as Ascension, are beginning to expose more hospitals to the benefits of our AEM technology.

Market Overview

We believe that our patented AEM technology provides us with marketing leverage toward gaining an increased share, both in terms of penetrations, as well as increasing our impact per procedure with AEM instrumentation. In our fiscal year ended March 31, 2014, AEM technology was used in approximately 112,000 laparoscopic procedures.

In the 1990s, surgeons began widespread use of minimally-invasive surgical techniques. The benefits of MIS are substantial and include reduced trauma for the patient, reduced hospital stay, shorter recovery time and lower medical costs. With improvements in the surgical micro-camera and in the variety of available instruments, laparoscopic surgery became popular among general surgeons, gynecologic surgeons and other specialties. Laparoscopy now accounts for a large percentage of all surgical procedures performed in the United States. Approximately 75% of surgeons employ monopolar electrosurgery for laparoscopy according to INTERactive SURVeys. There are over 4.4 million laparoscopic procedures performed annually in the United States, and this number is increasing annually. (Note: except as otherwise stated, market estimates in this section are as reported by Patient Safety & Quality Healthcare).

A component of the endoscopic surgery products market includes laparoscopic hand instruments, including scissors, graspers, dissectors, forceps, suction/irrigation devices, clip appliers and other surgical instruments of various designs, which provide a variety of tissue effects. Among the laparoscopic hand instruments, approximately $400 million in sales annually are instruments designed for “monopolar” electrosurgical utility. This market for laparoscopic monopolar electrosurgical instruments is the market we are targeting with our innovative AEM Surgical Instruments. Our proprietary AEM product line supplants the conventional “non-shielded, non-monitored” electrosurgical instruments commonly used in laparoscopic surgery. Of note was a California jury award of $2.2 million to a patient in a personal injury, product liability, and defective unmonitored laparoscopic device case against a competing medical device company. The verdict and award were affirmed by the California Court of Appeals on April 29, 2012.

When a hospital decides to use our AEM technology, we make recurring sales to such hospital for replacement instruments. Sales from replacement reusable and disposable AEM products in hospitals represented over 90% of our sales in the fiscal year ended March 31, 2014, and we expect this sales stream to grow as new hospitals increasingly adopt AEM technology and existing hospitals increase usage of AEM instrumentation. We also expect to increase the value per procedure delivered to our customers and, therefore, expect that the dollars per procedure to increase. AEM Instruments are competitively priced compared to conventional laparoscopic instruments.

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

Encision’s AEM Surgical Instruments

Active electrode monitoring technology eliminates the risk of stray electrical energy caused by instrument insulation failure and capacitive coupling, and thus prevents unintended burn injury to the patient.

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

The AEM system consists of shielded 5mm AEM Instruments and an AEM monitor. The AEM Instruments are designed to function identically to the conventional 5mm instruments that surgeons are familiar with, but with the added benefit of enhanced patient safety. Our entire line of laparoscopic instruments has the integrated AEM design and includes the full range of instruments that are common in laparoscopic surgery today. The AEM monitor is compatible with most electrosurgical generators. AEM Surgical Instruments provide enhanced patient safety, require no change in surgeon technique and are cost competitive. Thus, conversion to AEM Surgical Instruments is easy and economical.

Historical Perspective

We were organized as a Colorado corporation in 1991 and spent several years developing the AEM monitoring system and protective sheaths to adapt to conventional electrosurgical instruments. During this period, we conducted product trials and applied for patents with the United States Patent and Trademark Office and with International patent agencies. Our patents relate to the basic shielding and monitoring technologies that we incorporate into our AEM products. As of March 31, 2014, we have 11 unexpired United States patents relating to specific implementations of shielding and monitoring in instruments.

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

Products

We produce and market a full line of AEM Instruments, which are ‘shielded and monitored’ to prevent stray electrosurgical burns from insulation failure and capacitive coupling. Our product line includes a broad range of articulating instruments (scissors, graspers and dissectors), fixed-tip electrodes and suction-irrigation electrodes. These AEM Instruments are available in a wide array of reusable and disposable options. Also, we have a line of handles that are used for advanced laparoscopic procedures that incorporate stiffer shafts and ergonomic features. In addition, we market an AEM monitor product line that is used in conjunction with AEM Instruments. During our fiscal year ended March 31, 2014 we introduced our enhanced scissors, the e∙Edge™ scissors, and the EM3 AEM Monitor. In our fiscal year ending March 31, 2015, we anticipate the launch of EndoShield™. The EndoShield integrates our patented AEM technology into a disposable smart cord and eliminates the need for a separate AEM monitor.

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

In addition to the efforts to broaden market acceptance in the United States, we have contracted with independent distributors in Canada, Australia, New Zealand, Japan and the Netherlands to market our products internationally. We have achieved Conformite Europeene (“CE”) marking for our products so that we may sell into the European marketplace. The CE marking indicates that a manufacturer has conformed to all of the obligations imposed by European health, safety and environmental legislation. While CE certification opens up incremental markets in Europe, our distribution options in the European marketplace are yet to be developed, and sales in international markets are negligible.

We believe that the expanding independent endorsements for AEM technology and the improved sales network of independent representatives will provide the basis for increased sales and continuing profitable operations. However, these measures, or any others that we may adopt, may not result in increased sales or profitable operations.

Research and Development

We aim to continually expand our AEM Instrument product line to satisfy the evolving needs of surgeons. For AEM technology to fully become a standard of care, we must satisfy surgeons’ preferred instrument shapes, sizes, styles and functionality with integrated AEM Instruments. This commitment includes expanding the styles of electrosurgical instruments available for MIS applications so that the conversion to AEM technology is transparent to surgeons and does not require significant change in their current surgical techniques. We employ full-time engineers and use independent contractors from time to time in our research and product development efforts. This group continuously explores ways to broaden and enhance the product line. Current research and development efforts are focused primarily on line-extension projects to further expand our AEM Instrument product offering to increase surgeons’ choices and options in laparoscopic surgery. Our research and development expenses were $1,407,337 in fiscal year 2014 and $1,755,894 in fiscal year 2013. We expense research and development costs for products and processes as incurred. Costs that are included in research and development expenses include direct salaries, contractor fees, materials, facility costs and administrative expenses that relate to research and development.

Manufacturing, Regulatory Affairs and Quality Assurance

We engage in various manufacturing and assembly activities at our leased facility in Boulder, Colorado. These operations include disposable scissor inserts manufacturing and assembly of our AEM Instrument system as well as fabrication, assembly and test operations for instruments, monitors and accessories. We also have relationships with a number of outside suppliers, including New Deantronics, Inc., who accounted for approximately 12% of our purchases in fiscal year 2014, who provide primary sub-assemblies, various electronic and sheet metal components, and molded parts used in our products.

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

We achieved CE marking in August 2000, which required prior certification of our quality system and product documentation. Maintenance of the CE marking status requires periodic audits of the quality system and technical documentation by our European Notified Body, LGA InterCert. The most recent audit was completed in February 2014.

Patents, Patent Applications and Intellectual Proprietary Rights

We have invested heavily in an effort to protect our valuable technology, and, as a result of this effort, we have been issued 11 unexpired relevant patents that together form a significant intellectual property position. Our patents relate to the basic shielding and monitoring technologies that we incorporate into our AEM products. As of March 31, 2014, we have 11 unexpired United States patents relating to specific implementations of shielding and monitoring in instruments. As of March 31, 2014, there are between one and sixteen years remaining on our AEM patents. We have seven patent applications in process and we have four trademarks.

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

Competition

The electrosurgical device market is intensely competitive and tends to be dominated by a relatively small group of large and well-financed companies. We compete directly for customers with those companies that currently make conventional electrosurgical instruments. Larger competitors include Advanced Surgical Technologies Group (a division of Covidien Ltd.) and Ethicon Endo-Surgery (a division of Johnson & Johnson). While we know of no competitor (including those referenced above) that can provide a continuous solution to stray electrosurgical burns, the manufacturers of conventional (non-monitored, non-shielded) instruments will resist any loss of market share resulting from the presence of our products in the marketplace. What clearly differentiates us from the competition is that while competitive technologies may somewhat reduce the risk of stray energy burns, only AEM Technology completely eliminates it.

We also believe that manufacturers of products based on alternative technology to monopolar electrosurgery are our competitors. These alternative technologies include other “advanced energy” technologies such as bipolar electrosurgery, laser surgery and the harmonic scalpel. Leading manufacturers in these areas include Advanced Surgical Technologies Group, Gyrus/ACMI (a division of Olympus Corporation and a leader in bi-polar electrosurgery), Lumenis (laser surgery) and Ethicon Endo-Surgery (a division of Johnson and Johnson, manufacturers of the harmonic scalpel). We believe that monopolar electrosurgery offers substantial competitive, functional and financial advantages over these alternative energy technologies and will remain the primary tool for the surgeon, as it has been for decades. However, the risk exists that these alternative technologies may gain greater market share and that new competitive techniques may be developed and introduced.

As mentioned in the Sales and Marketing discussion, the competitive issues involved in selling our AEM product line do not primarily revolve around a comparison of cost or features, but rather involve generating an awareness of the inherent hazards of electrosurgery and the potential for injury to the patient. This involves conceptual selling, rather than just product selling, which results in a longer sales cycle and generally higher sales costs. Independent endorsements of AEM technology have greatly enhanced the credibility of AEM Instruments. However, our efforts to increase market awareness of this technology may not be successful, and our competitors may develop alternative strategies and/or products to counter our marketing efforts.

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

Sales of medical devices outside of the United States are subject to United States export requirements and foreign regulatory requirements. Legal restrictions on the sale of imported medical devices vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval and the requirements may differ. Our Certificate of Export from the United States Department of Health and Human Services expires August 2014. However, a specific foreign country in which we wish to sell our products may not accept or continue to accept the Certificate of Export. Entry into the European Economic Area market also requires prior certification of our quality system and product documentation. We achieved CE marking in August 2000, allowing a launch into the European marketplace. Maintenance of the CE marking status requires annual audits of the quality system and technical documentation by our European Notified Body, LGA InterCert. The most recent audit was completed in February 2014. In addition to licensing, entry into the Canadian market now requires quality system certification to ISO 13485:2003. Our quality system was audited and certification verified by LGA-InterCert of Nuremberg, Germany, in February 2014.

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

Employees

As of March 31, 2014, we employed 47 full-time individuals, of which 10 are engaged directly in research, development and regulatory activities, 22 in manufacturing/operations, 9 in marketing and sales and 6 in administrative positions. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

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

Among the factors that could cause future results and financial condition to be materially different from expectations are:

Our products may not be accepted by the market. The success of our products and our financial condition depends on the acceptance of AEM products by the medical community in commercially viable quantities during fiscal year 2015 and beyond. We cannot predict how quickly or how broadly AEM products will be accepted by the medical community. We need to continually educate the marketplace about the potential hazards involved in the use of conventional electrosurgical products during MIS procedures and the expected benefits associated with the use of AEM products. If we are unsuccessful in educating the marketplace about our technology and the hazards of conventional instruments, we will not create sufficient demand by hospitals and surgeons for AEM products and our financial condition, results of operations and cash flows could be adversely affected.

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

We may need additional funding to support our operations. We were formed in 1991 and have incurred losses of approximately $19 million since that date. We have primarily financed research, development and operational activities with issuances of our common stock and warrants, the exercise of stock options to purchase our common stock, stock-based expense related to stock options and, in some years, by operating profits. At March 31, 2014, we had $1,689,580 in cash available to fund future operations and, in addition, access to a line of credit for approximately $869,000. We may find that investment in sales, marketing, research and development initiatives, merited by market opportunity, may result in our operating at a net loss from quarter to quarter. We may also find ourselves at a competitive disadvantage due to our constrained liquidity. On December 17, 2013, we completed a private placement of 2,463,125 shares of our common stock. The private placement raised, before costs, a total of $1,970,500. The purchase price per share for the shares sold in the private placement was $0.80, representing a discount of approximately 12% based on a 20-day volume-weighted average price as of December 13, 2013. Additionally, the investors received common stock purchase warrants. The warrants are exercisable into 1,231,563 shares of the Company’s common stock with an exercise price of $1.20 per share and a term of five years. On May 19, 2014, we signed an amendment to our credit facility agreement with Silicon Valley Bank, effective May 10, 2014. The terms of the credit facility include a line of credit for $2,000,000 for one year at an interest rate calculated at the prime rate plus 1.25%, subject to increase upon a default. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. As of March 31, 2014, we had no borrowings from the credit facility and, under our eligible receivables and inventory limit, had an additional approximately $869,000 available to borrow. The credit facility requires us to meet certain financial covenants. If we fail to comply with the restrictions contained in the credit facility and the lender does not waive such noncompliance, the resulting event of default could result in the lender accelerating the repayment of all outstanding amounts due under the credit facility or in our ability to receive additional funds under the credit facility. There can be no assurance that we would be successful in obtaining alternative sources of funding to repay these obligations should this event occur. In addition, should we need additional financing, we may not be able to obtain it on terms acceptable to us or at all.

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

If we fail to comply with the extensive regulatory requirements governing the manufacturing of our products, we could be subject to fines, suspensions or withdrawals of regulatory approvals, product recalls, suspension of manufacturing, operating restrictions and/or criminal prosecution. The manufacturing of our products is subject to extensive regulatory requirements administered by the Food and Drug Administration and other regulatory agencies. Inspection of our manufacturing facilities and processes can be conducted at any time, without prior notice, by the Food and Drug Administration and such regulatory agencies. In addition, future changes in regulations or interpretations made by the Food and Drug Administration or other regulatory agencies, with possible retroactive effect, could adversely affect us. Changes in existing regulations or adoption of new regulations or policies could prevent us from obtaining, or affect the timing of, future regulatory approvals or clearances. We may not be able to obtain necessary regulatory approvals or clearances on a timely basis in the future, or at all. Delays in receipt of, failure to receive such approvals or clearances and/or failure to comply with existing or future regulatory requirements would have a material adverse effect on our financial position, results of operations and cash flows.

Our current patents, trade secrets and know-how may not provide a competitive advantage, the pending applications may not result in patents being issued, and our competitors may design around any patents issued to us. Our success will continue to depend in part on our ability to maintain patent protection for our products and processes, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. We have 11 issued U.S. patents on several technologies embodied in our AEM Monitoring System, AEM Instruments and related accessories and we have applied for additional U.S. patents. In addition, we have four issued foreign patents. The validity and breadth of claims coverage in medical technology patents involve complex legal and factual questions and may be highly uncertain. Also, patents may not protect our proprietary information and know-how or provide adequate remedies for us in the event of unauthorized use or disclosure of such information, and others may be able to develop competing technology, independent of such information. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation may be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us, to defend us against claimed infringement of the rights of others or to determine the ownership, scope or validity of our proprietary rights or those of others. Any such claims may require us to incur substantial litigation expenses and to divert substantial time and effort of management personnel and could substantially decrease the amount of capital available for our operations. An adverse determination in litigation involving the proprietary rights of others could subject us to significant liabilities to third parties, could require us to seek licenses from third parties, and could prevent us from manufacturing, selling or using our products. The occurrence of any such actual or threatened litigation or the effect on our business of such litigation may materially adversely affect our financial position, results of operations and cash flows. Additionally, our assessment that a patent is no longer of value could result in a significant charge against our earnings.

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

Our common stock is thinly traded, the prices at which it trades are volatile and the buying or selling actions of a few shareholders may adversely affect our stock price. As of April 30, 2014, we had a public float, which is defined as shares outstanding minus shares held by our officers, directors, or beneficial holders of greater than 5% of our outstanding common stock, of 4,612,505 shares, or 43.2% of our outstanding common stock. The average number of shares traded in any given day over the past year has been relatively small compared to the public float. Thus, the actions of a few shareholders either buying or selling shares of our common stock may adversely affect the price of the shares. Historically, thinly-traded securities such as our common stock have experienced extreme price and volume fluctuations that do not necessarily relate to operating performance.

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

We depend on certain key personnel. We are highly dependent on a limited number of key management personnel, particularly our President and CEO, Gregory J Trudel. Our loss of key personnel to death, disability or termination, or our inability to hire and retain qualified personnel, could have a material adverse effect on our financial position, results of operations and cash flow.

Item 1B.  Unresolved Staff Comments

Not required for small reporting companies.

Item 2.  Properties

We lease 28,696 square feet of office and manufacturing space under noncancelable lease agreements through July 31, 2019 at 6797 Winchester Circle, Boulder, Colorado. We believe that our existing facilities are adequate for our current operations.

Item 3.  Legal Proceedings

We have been named as a defendant in 47 separate (but similar) product liability lawsuits relating to a surgical mesh product manufactured by another company.  We did not distribute or sell the manufacturer’s mesh product, which is the subject of these lawsuits.  We believe that we have been named as a defendant in these lawsuits only because we served as a distributor for other unrelated products of that manufacturer.  We believe that we have meritorious defenses to these lawsuits.  We believe that these lawsuits will be covered by our insurance policies.

Based on currently available information, we believe that the resolution of these lawsuits is not likely to have a material adverse effect on our business, financial position or future results of operations. In accordance with generally accepted accounting principles in the United States (U.S. GAAP), we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

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

	2014		2013
Fiscal	High	Low	High	Low
First quarter	$1.60	$1.10	$1.85	$0.91
Second quarter	$1.30	$0.86	$1.34	$0.81
Third quarter	$1.05	$0.77	$1.24	$0.74
Fourth quarter	$1.22	$0.80	$1.98	$1.14

We have never paid cash dividends on our common stock and have no present plans to do so. We presently intend to retain any cash generated from operations in the future for use in our business. As of March 31, 2014, there were approximately 101 holders of record of our common stock.

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

Outlook

Installed Base of AEM Monitoring Equipment.  We believe that we are gaining more awareness in medico-legal circles and publications and from presentations at medical meetings. We believe that improvement in the quality of sales representatives carrying our AEM product line, along with increased marketing efforts and the introduction of new products, may provide the basis for increased sales and continuing profitable operations. However, these measures, or any others that we may adopt, may not result in either increased sales or continuing profitable operations.

Possibility of Operating Losses.  We have an accumulated deficit of $18,957,371 at March 31, 2014. We have made significant strides toward improving our operating results. However, due to the ongoing need to develop new products, the need to develop, optimize and train our sales distribution network and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss.

Sales Growth.  We expect to generate increased sales in the U.S. from sales to new hospital customers and to grow AEM instrumentation sales to existing accounts. In fiscal year 2015, we will focus on growing our AEM franchise through a campaign focused on the clinical, economic and safety benefits of AEM technology, a medico-legal initiative and our new AEM products. In addition, prior years’ efforts in vertical integration have given us three core competencies — electrosurgery, instrument design, and manufacturing — which we expect will allow us to increase sales from our strategic partnership initiatives. Our goal is to offer our customers an AEM disposable counterpart for each AEM reusable instrument.

Gross Margin.  We believe that if our fiscal year 2015 revenues increase, then our fiscal year 2015 gross profit and gross margin, as a percentage of revenue, will increase due to a higher gross margin on product revenue as a result of an increase in product produced.

Sales and Marketing Expenses.  We continue our efforts to expand domestic and international distribution capability, and we believe that sales and marketing expenses will need to be maintained at a healthy level in order to expand our market visibility and optimize the field sales capability of converting new hospital customers to AEM technology. Sales and marketing expenses are expected to increase as we increase our marketing efforts to support our direct sales representatives. In fiscal year 2015, we expect to have 13 direct sales territories and three direct sales managers. Each direct sales manager also manages a separate territory.

Manufacturing.  We believe that we will be able to achieve cost reductions, and provide better control over quality and consistency, by producing products on our own. We manufacture our own disposable scissor inserts and are exploring other products that we may manufacture internally.

Research and Development Expenses.  Research and development expenses are expected to increase to support expansion to our AEM product line, which will further expand the instrument options for the surgeon. New refinements to AEM product lines are planned for introduction in fiscal year 2015.

Results of Operations

Product Revenue. Our product revenue for the fiscal year ended March 31, 2014 (“FY 14”) was $10,264,469, and for the fiscal year ended March 31, 2013 (“FY 13”) our product revenue was $11,216,100. This represents a decrease of $951,631, or 8.5%, in FY 14 from FY 13. The decrease is attributable to business lost from hospitals that stopped or reduced using AEM technology. This was partially offset by new hospital accounts for AEM technology, which increased the installed base of users of reusable and disposable AEM Surgical Instruments.

Service Revenue. Our service revenue for FY 14 was $282,168, and for FY 13 was $550,469. This represents a decrease of $268,301 in FY 14 from FY 13. The decrease is a result of a project that was phased out by a strategic partner. As a result, we anticipate that future service revenue will be significantly reduced as compared to last fiscal year’s service revenue. Service revenue represents design and development services.

Gross profit.  Excluding cost of sales for product impairment (see Note 10), product gross profit in FY 14 of $5,359,457 represented a decrease of $1,088,132, or 17%, from product gross profit of $6,447,589 in FY 13, which resulted in a product gross margin of 52.2% of net product revenue for FY 14 and 57.5% of net product revenue for FY 13. The gross profit margin decrease from FY 13 was due to severance costs, increased inventory reserves, higher material costs and higher unit overhead costs on lower sales volume. Service gross profit in FY 14 of $121,510 represented an increase of $34,280 from service gross profit of $87,230 in FY 13 as a result of higher gross profit margins.

Sales and marketing expenses.  Sales and marketing expenses were $2,951,906 in FY 14, a decrease of $665,300, or 18%, from $3,617,206 in FY 13. The decrease was the result of reduced compensation, primarily as a result of a reduced number of direct sales representatives, reduced field sales expense, and reduced travel and meals. The decrease was partially offset by increased commissions for independent representatives, increased trade shows expense, outside services, sales samples and promotions.

General and administrative expenses.  General and administrative expenses were $1,532,406 in FY 14, a decrease of $178,861, or 10%, from $1,711,267 in FY 13. The decrease was the result of reduced compensation and legal fees.

Research and development expenses.  Research and development expenses were $1,407,337 in FY 14, a decrease of $348,557 or 20%, from $1,755,894 in FY 13. The decrease was the result of a decrease of outside services and temporary help, inventory usage, and patent fees. The net decrease was partially offset by reduced internal resource cost allocation to service cost of revenue due to reduced service revenue, and test and prototype materials.

Other income and expense, net.  Other income and expense, net includes $232,906 for the medical device excise tax in FY 14 and $63,808 in FY 13. The medical device tax began January 1, 2013; the tax was incurred for our last quarter of FY 13.

Net loss.  Net loss in FY 14 of $1,781,678 represented a loss increase of $1,166,005 compared to FY 13 net loss of $615,673. The net loss included product impairment cost of $1,100,368 and was primarily the result of reduced revenue, lower gross profit margins, higher interest expense and higher medical device tax, as discussed above. The net loss increase was partially offset by reduced operating expenses, as discussed above.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock and, in some years, by operating profits. To date, common stock and additional paid in capital totaled $23,545,080 from our inception through March 31, 2014. Our operations provided $111,206 and used $315,793 of cash in FY 14 and FY 13, respectively, on revenue of $10,546,637 and $11,766,569 in FY 14 and FY 13, respectively. These amounts of cash generated from operations are not indicative of the expected cash to be generated from or used by operations in the fiscal year ending March 31, 2015 (“FY 15”). As of March 31, 2014, we had $1,689,580 in cash and cash equivalents, and under our eligible receivables and inventory limit, had an additional approximately $869,000 available under our credit facility to fund future operations. Working capital was $3,405,671 at March 31, 2014 compared to $2,518,553 at March 31, 2013. The increase in working capital was primarily caused by an increase of cash from the issuance of common stock and a reduction of current liabilities. The increase of working capital was partially offset by a decrease of net accounts receivable and a decrease of net inventories that was primarily the result of products that were impaired. Current liabilities were $1,436,744 at March 31, 2014, compared to $1,588,634 at March 31, 2013. The decrease in current liabilities at March 31, 2014 was primarily caused by a decrease of accounts payable.

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

On May 19, 2014, we signed an amendment to our credit facility agreement with Silicon Valley Bank, effective May 10, 2014. The terms of the credit facility include a line of credit for $2,000,000 for one year at an interest rate calculated at the prime rate plus 1.25%, subject to increase upon a default. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. As of March 31, 2014 we had no borrowings from the credit facility. As of March 31, 2014, under our eligible receivables and inventory limit, we had an additional approximately $869,000 available to borrow. Our credit facility agreement requires us to meet certain financial covenants.

We believe that the unique performance of AEM technology and our breadth of independent endorsements provide an opportunity for market share growth. We believe that the market awareness of AEM technology and its endorsements is continually improving and that this will benefit revenue efforts in FY 15. We believe that we enter FY 15 having achieved improvements in the clinical credibility of our technology. Our FY 15 operating plan is focused on growing revenue, increasing gross profits, increasing research and development costs while increasing profits and positive cash flows. We cannot predict with certainty the expected revenue, gross profit, net income or loss and usage of cash and cash equivalents for FY 15. We believe that cash resources and borrowing capacity will be sufficient to fund our operations for at least the next twelve months under our current operating plan. If we are unable to manage business operations in line with our budget expectations, it could have a material adverse effect on business viability, financial position, results of operations and cash flows. Further, if we are not successful in sustaining profitability and remaining at least cash flow break-even, additional capital may be required to maintain ongoing operations.

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

Income Taxes

As of March 31, 2014, net operating loss carryforwards totaling approximately $8.3 million were available to reduce taxable income in the future. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in fiscal year 2019. We have not paid income taxes since our inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including changes in our ownership. We have established a valuation allowance for the entire amount of our deferred tax asset since inception due to our history of losses. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed.

Off-Balance Sheet Financing Arrangements

Except as described below, we do not utilize variable interest entities or other off-balance sheet financial arrangements.

Beginning May 1, 2013, we have a commitment under a capital lease for manufacturing equipment with General Electric Capital Corporation. Lease expense under this arrangement for the fiscal year ended March 31, 2014 was $76,207.

We have a commitment for our facility at 6797 Winchester Circle, Boulder, Colorado. Rent expense for our facilities for the fiscal years ended March 31, 2014 and 2013 was $312,773 and $293,830, respectively.

Contractual Obligations

Effective December 1, 2013, we extended our noncancelable lease agreement through July 31, 2019 for 28,696 square feet of space for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease includes $172,176 of leasehold improvements granted by the landlord. The $172,176 was recorded on our balance sheets as leasehold improvements and deferred rent. The leasehold improvements are being amortized over the lesser of the lease term or the assets life and the deferred rent is being amortized against rent expense over the lease term. The minimum future lease payment, by fiscal year, as of March 31, 2014 is as follows:

Fiscal Year	Amount
2015	$260,847
2016	268,672
2017	276,732
2018	285,034
2019	293,585
2020	99,800
Total	$1,484,670

Our minimum future capital equipment lease payments with General Electric Capital Corporation as of March 31, 2014, by fiscal year, are as follows:

Fiscal Year	Amount
2015	$76,207
2016	53,470
2017	4,283
Total	133,960
Less portion representing interest	(12,284)
Present value of minimum lease payment	121,676
Less current portion	(67,057)
Long term portion	$54,619

Included in our furniture, fixtures and equipment balance is leased equipment that was acquired, under the provisions of a long-term capital lease, during the quarter ended June 30, 2013. The equipment had an original cost of $177,547 and has a net book value of $116,453 at March 31, 2014.

On May 19, 2014, we signed an amendment to our credit facility agreement with Silicon Valley Bank, effective May 10, 2014. The terms of the credit facility include a line of credit for $2,000,000 for one year at an interest rate calculated at the prime rate plus 1.25%, subject to increase upon a default. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. The credit facility is secured by all tangible and intangible assets, whether now owned or hereafter acquired, wherever located.

As of March 31, 2014, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease obligations	$1,618,630	$337,054	$888,191	$393,385	—

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

Item 8.  Financial Statements and Supplementary Data

The following financial statements are included in this Report:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Encision Inc.

Boulder, Colorado

We have audited the accompanying balance sheets of Encision Inc. (the “Company”) as of March 31, 2014 and 2013 and the related statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Encision Inc. as of March 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/   Eide Bailly LLP

Greenwood Village, Colorado

June 26, 2014

Encision Inc.

Balance Sheets

	March 31, 2014	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$1,689,580	$126,224
Accounts receivable, net of allowance for doubtful accounts of $8,000 at March 31, 2014 and $9,000 at March 31, 2013	863,220	985,770
Inventories, net of reserve for obsolescence of $560,000 at March 31, 2014 and $51,000 at March 31, 2013	2,224,228	2,929,302
Prepaid expenses	65,387	65,891
Total current assets	4,842,415	4,107,187
Equipment, at cost:
Furniture, fixtures and equipment	3,535,979	2,691,057
Customer-site equipment	1,016,265	931,060
Equipment-in-progress	105,058	774,004
Accumulated depreciation	(3,552,079)	(2,767,195)
Equipment, net	1,105,223	1,628,926
Patents, net of accumulated amortization of $215,969 at March 31, 2014 and $190,770 at March 31, 2013	248,971	237,606
Other assets	14,127	9,215
TOTAL ASSETS	$6,210,736	$5,982,934
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$666,159	$823,347
Accrued compensation	264,595	319,116
Other accrued liabilities	408,549	446,171
Lease payable — short term	67,057	—
Deferred rent — short term	30,384	—
Total current liabilities	1,436,744	1,588,634
Lease payable — long term	54,619	—
Deferred rent — long term	131,664	—
Total liabilities	1,623,027	1,588,634
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 10,673,225 and 8,210,100 shares issued and outstanding at March 31, 2014 and 2013, respectively	23,545,080	21,569,993
Accumulated (deficit)	(18,957,371)	(17,175,693)
Total shareholders’ equity	4,587,709	4,394,300
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,210,736	$5,982,934

The accompanying notes to financial statements are an integral part of these statements.

Encision Inc.

Statements of Operations

Years Ended	March 31, 2014	March 31, 2013
NET REVENUE:
Product	$10,264,469	$11,216,100
Service	282,168	550,469
Total Revenue	10,546,637	11,766,569
COST OF REVENUE:
Product	4,905,012	4,768,511
Product - Impairment	1,100,368	—
Service	160,658	463,239
Total Cost of Revenue	6,166,038	5,231,750
GROSS PROFIT	4,380,599	6,534,819
OPERATING EXPENSES:
Sales and marketing	2,951,906	3,617,206
General and administrative	1,532,406	1,711,267
Research and development	1,407,337	1,755,894
Total operating expenses	5,891,649	7,084,367
OPERATING LOSS	(1,511,050)	(549,548)
Interest expense, net	(37,622)	(1,730)
Other income (expense), net	(233,006)	(64,395)
Interest (expense) and other income, net	(270,628)	(66,125)
LOSS BEFORE PROVISION FOR INCOME TAXES	(1,781,678)	(615,673)
Provision for income taxes	—	—
NET LOSS	$(1,781,678)	$(615,673)
Net loss per share—basic and diluted	$(0.20)	$(0.08)
Weighted average shares—basic and diluted	8,921,669	8,199,621

The accompanying notes to financial statements are an integral part of these statements.

Encision Inc.

Statements of Shareholders’ Equity

	Shares of Common Stock	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
BALANCES AT MARCH 31, 2012	7,955,100	$21,296,646	$(16,560,020)	$4,736,626
Net loss	—	—	(615,673)	(615,673)
Compensation expense related to stock options	—	60,353	—	60,353
Issuance of common stock at $1.00 per share, net of direct offering costs of $54,523	255,000	212,994	—	212,994
BALANCES AT MARCH 31, 2013	8,210,100	$21,569,993	$(17,175,693)	$4,394,300
Net loss	—	—	(1,781,678)	(1,781,678)
Compensation expense related to stock options	—	64,518		64,518
Issuance of common stock and warrants at $0.80 per share, net of direct offering costs of $59,931	2,463,125	1,910,569		1,910,569
BALANCES AT MARCH 31, 2014	10,673,225	$23,545,080	$(18,957,371)	$4,587,709

The accompanying notes to financial statements are an integral part of these statements.

Encision Inc.

Statements of Cash Flows

Years Ended	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net loss	$(1,781,678)	$(615,673)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	499,066	318,327
Impairment of furniture, fixtures and equipment	643,867	—
Impairment of inventory	456,501	—
Impairment of patent costs	—	42,212
Stock-based compensation expense related to stock options	64,518	60,353
Provision for doubtful accounts	(1,000)	(6,500)
Provision for inventory obsolescence, net change after impairment of inventory	52,499	(66,000)
Change in operating assets and liabilities:
Accounts receivable	123,550	448,696
Inventories	196,074	(374,294)
Prepaid expenses and other assets	(4,408)	(39,123)
Accounts payable	(157,188)	(216,576)
Accrued compensation and other accrued liabilities	19,405	132,785
Net cash provided by (used in) operating activities	111,206	(315,793)
Cash flows from investing activities:
Acquisition of property and equipment	(421,855)	(301,408)
Patent costs	(36,564)	(34,240)
Net cash used in investing activities	(458,419)	(335,648)
Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants	1,970,500	255,000
Cost of the issuance of common stock	(59,931)	(42,006)
Net cash provided by financing activities	1,910,569	212,994
Net increase (decrease) in cash and cash equivalents	1,563,356	(438,447)
Cash and cash equivalents, beginning of fiscal year	126,224	564,671
Cash and cash equivalents, end of fiscal year	$1,689,580	$126,224

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$22,888	$—
Furniture, fixtures and equipment acquired through leasehold improvements	$172,176	$—

The accompanying notes to financial statements are an integral part of these statements.

ENCISION INC.

NOTES TO FINANCIAL STATEMENTS

1.  Description of Business

Encision Inc. is a medical device company that designs, develops, manufactures and markets patented surgical instruments that provide greater safety to patients undergoing minimally-invasive surgery. We believe that our patented AEM® surgical instrument technology is changing the marketplace for electrosurgical devices and instruments by providing a solution to a well-documented risk in laparoscopic surgery. Our sales to date have been made primarily in the United States.

We have an accumulated deficit of $18,957,371 at March 31, 2014. Operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock, and, in recent years, by operating profits.

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

Concentration of Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents, accounts receivable and accounts payable. The carrying value of all financial instruments approximates fair value. The amount of cash on deposit with financial institutions occasionally exceeds the $250,000 federally insured limit at March 31, 2014. However, we believe that cash on deposit that exceeds $250,000 in the financial institutions is financially sound and the risk of loss is minimal.

We have no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. We maintain the majority of our cash balances with one financial institution in the form of demand deposits.

Accounts receivable are typically unsecured and are derived from transactions with and from entities in the healthcare industry primarily located in the United States. Accordingly, we may be exposed to credit risk generally associated with the healthcare industry. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We charge interest on past due accounts on a case-by-case basis.

A summary of the activity in our allowance for doubtful accounts is as follows:

Years Ended	March 31, 2014	March 31, 2013
Balance, beginning of year	$9,000	$15,500
Provision for estimated losses	4,042	(6,500)
Write-off of uncollectible accounts	(5,042)	—
Balance, end of year	$8,000	$9,000

The net accounts receivable balance at March 31, 2014 of $863,220 included no more than 5% from any one customer. The net accounts receivable balance at March 31, 2013 of $985,770 included no more than 6% from any one customer.

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

Years Ended	March 31, 2014	March 31, 2013
Balance, beginning of year	$55,000	$65,000
Provision for estimated warranty claims	(20,000)	4,000
Claims made	—	(14,000)
Balance, end of year	$35,000	$55,000

Inventories.  Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At March 31, 2014 and 2013, inventory consisted of the following:

	March 31, 2014	March 31, 2013
Raw materials	$1,498,867	$1,843,357
Finished goods	1,285,361	1,136,945
Total gross inventories	2,784,228	2,980,302
Less reserve for obsolescence	(560,000)	(51,000)
Total net inventories	$2,224,228	$2,929,302

A summary of the activity in our inventory reserve for obsolescence is as follows:

Years Ended	March 31, 2014	March 31, 2013
Balance, beginning of year	$51,000	$117,000
Provision for estimated obsolescence	106,528	47,280
Provision for impairment	456,501	—
Write-off of obsolete inventory	(54,029)	(113,280)
Balance, end of year	$560,000	$51,000

Property and Equipment.  Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally three to seven years. We use the straight-line method of depreciation for property and equipment. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized. Equipment-in-progress is primarily manufacturing equipment for product that will be produced internally. Depreciation expense for the years ended March 31, 2014 and 2013 was $473,867 and $296,641, respectively.

Long-Lived Assets.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A long-lived asset is considered impaired when estimated future cash flows related to the asset, undiscounted and without interest, are insufficient to recover the carrying amount of the asset. If deemed impaired, the long-lived asset is reduced to its estimated fair value. Long-lived assets to be disposed of are reported at the lower of their carrying amount or estimated fair value less cost to sell. See Note 10.

Patents.  The costs of applying for patents are capitalized and amortized on a straight-line basis over the lesser of the patent’s economic or legal life (20 years from the date of application in the United States). Capitalized costs are expensed if patents are not issued. We review the carrying value of our patents periodically to determine whether the patents have continuing value and such reviews could result in the conclusion that the recorded amounts have been impaired. A summary of our patents at March 31, 2014 and 2013 is as follows:

	March 31, 2014	March 31, 2013
Patents issued	$367,217	$243,721
Accumulated amortization	(215,969)	(190,770)
Patents issued, net of accumulated amortization	151,248	52,951
Patent applications	97,723	184,655
Total net patents and patent applications	$248,971	$237,606

The expected annual amortization expense related to patents and patent applications as of March 31, 2014, for the next five fiscal years, is as follows:

Fiscal Year	Amount
2015	$20,934
2016	20,242
2017	20,011
2018	20,011
2019 and following	167,773
Total	$248,971

Other Accrued Liabilities.  At March 31, 2014 and 2013, other accrued liabilities consisted of the following:

	March 31, 2014	March 31, 2013
Warranty	$35,000	$55,000
Sales commissions	38,065	29,492
Lease normalization	6,310	36,610
Sales and use tax	18,108	37,460
Marketing fees	10,560	10,279
Legal and audit fees	45,439	31,426
Payroll taxes	23,554	25,932
Medical device tax	8,425	63,808
Employment agreement	120,000	123,980
Trade shows	50,000	—
Miscellaneous	53,088	32,184
Total other accrued liabilities	$408,549	$446,171

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

Sales Taxes.  We collect sales tax from customers and remit the entire amount to each respective state. We recognize revenue from product sales net of sale taxes.

Research and Development Expenses.  We expense research and development costs for products and processes as incurred.

Advertising Costs.  We expense advertising costs as incurred. Advertising expense for the years ended March 31, 2014 and 2013 was minimal.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our statement of operations for fiscal years 2014 and 2013 included compensation expense for share-based payment awards granted prior to, but not yet vested as of March 31, 2014, based on the grant date fair value. Compensation expense for all share-based payment is recognized using the straight-line, single-option method. As stock-based compensation expense recognized in the accompanying statement of operations for fiscal years 2014 and 2013 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Stock-based compensation expense recognized under ASC 718 for fiscal years 2014 and 2013 was $64,518 and $60,353, respectively, which consisted of stock-based compensation expense related to director and employee stock options.

Stock-based compensation expense related to employee stock options under ASC 718 for fiscal years 2014 and 2013 was allocated as follows:

Years Ended	March 31, 2014	March 31, 2013
Cost of sales	$1,381	$2,740
Sales and marketing	10,420	2,841
General and administrative	44,854	43,617
Research and development	7,863	11,155
Stock-based compensation expense	$64,518	60,353

Segment Reporting.  We have concluded that we have one operating segment.

Basic and Diluted Income per Common Share.  Net income per share is calculated in accordance with ASC Topic 260, “Earnings Per Share” (“ASC 260”). Under the provisions of ASC 260, basic net income per common share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing the net income for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. Because we had a loss in fiscal years 2014 and 2013, the shares used in the calculation of dilutive potential common shares exclude options to purchase shares. Therefore, basic net loss per common share equals dilutive net loss per common share:

The following table presents the calculation of basic and diluted net income (loss) per share:

Years Ended	March 31, 2014	March 31, 2013
Net loss	$(1,781,678)	$(615,673)
Weighted-average shares — basic	8,921,669	8,199,621
Effect of dilutive potential common shares	—	—
Weighted-average shares — diluted	8,921,669	8,199,621
Net loss per share — basic and diluted	$(0.20)	$(0.08)
Antidilutive employee stock options	531,000	547,000

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

Under ASC 718, the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of financial information in accordance with ASC 718. The use of a Black-Scholes model requires the use of actual employee exercise behavior data and the use of a number of assumptions including expected volatility, risk-free interest rate and expected dividends. Employee stock options for 405,000 and 97,000 shares of stock were granted during fiscal years 2014 and 2013, respectively.

As of March 31, 2014, $279,000 of total unrecognized compensation costs related to nonvested stock is expected to be recognized over a period of five years. The assumptions for employee stock options are summarized as follows:

Years Ended	March 31, 2014	March 31, 2013
Risk-free interest rate	0.7% to 1.7%	0.7% to 1.0%
Expected life (in years)	5.0	5.0
Expected volatility	75% to 106%	99% to 103%
Expected dividend	0%	0%

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

The total fair value of options granted was computed to be approximately $275,000 and $88,000, for the fiscal years ended March 31, 2014 and 2013, respectively. For disclosure purposes, these amounts are amortized ratably over the vesting periods of the options. Effects of stock-based compensation, net of the effect of forfeitures, totaled $64,518 and $60,353 for fiscal years 2014 and 2013, respectively.

The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the use of assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options. A summary of our stock option activity and related information for equity compensation plans approved by security holders for each of the fiscal years ended March 31, 2014 and 2013 is as follows:

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT MARCH 31, 2012	635,000	$1.35
Granted	62,000	1.34
Forfeited/expired	(260,000)	1.55
BALANCE AT MARCH 31, 2013	437,000	$1.24
Granted	185,000	0.99
Forfeited/expired	(341,000)	1.25
BALANCE AT MARCH 31, 2014	281,000	$1.06

A summary of our stock option activity and related information for equity compensation plans not approved by security holders for the fiscal year ended March 31, 2014 is as follows:

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT MARCH 31, 2012	80,000	$1.08
Granted	35,000	1.32
Forfeited/expired	(5,000)	1.05
BALANCE AT MARCH 31, 2013	110,000	$1.15
Granted	220,000	0.93
Forfeited/expired	(80,000)	1.10
BALANCE AT MARCH 31, 2014	250,000	$0.97

The following table summarizes information about employee stock options outstanding and exercisable at March 31, 2014:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$0.60 - $1.09	366,000	4.2	$0.88	22,728	$0.86
$1.15 - $1.34	110,000	4.3	$1.18	13,553	$1.25
$1.45 - $1.90	55,000	2.3	$1.60	26,155	$1.74
	531,000	4.0	$1.02	62,436	$1.31

The 531,000 options outstanding as of March 31, 2014 are nonqualified stock options. The exercise price of all options granted through March 31, 2014 has been equal to or greater than the fair market value, as determined by our Board of Directors or based upon publicly quoted market values of our common stock on the date of the grant. The intrinsic value of all stock options exercisable at March 31, 2014 is negligible. As of March 31, 2014, 3,000 options for our common stock remain available for grant under the Plan.

On December 17, 2013, we completed a private placement of 2,463,125 shares of our common stock. The private placement raised, before costs, a total of $1,970,500. The purchase price per share for the shares sold in the private placement was $0.80, representing a discount of approximately 12% based on a 20-day volume-weighted average price as of December 13, 2013. Additionally, the investors received common stock purchase warrants. The warrants are exercisable into 1,231,563 shares of the Company’s common stock with an exercise price of $1.20 per share and a term of five years. The fair value of the warrants, $568,810, was estimated at the date of the grant using the Black-Scholes option pricing model, with an allocation of the proceeds applied to the warrants. The difference between the warrant allocation and the proceeds was allocated to the shares of common stock issued. The fair value of the warrants of $568,810 has been included in the total additional paid-in capital value of $1,970,500 on the Balance Sheets. The following assumptions were used in the Black-Scholes pricing model:

Expected life (in years)	5
Volatility	91.00%
Risk-free interest rate	1.50%
Dividend yield (on common stock)	0.00%

As of March 31, 2014, there were 1,231,563 warrants outstanding with an exercise price of $1.20 with approximately 4.75 years remaining.

4.  Commitments and Contingencies

Effective December 1, 2013, we extended our noncancelable lease agreement through July 31, 2019 for 28,696 square feet of space for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease includes $172,176 of leasehold improvements granted by the landlord. The $172,176 was recorded on our balance sheets as leasehold improvements and deferred rent. The leasehold improvements are being amortized over the lesser of the lease term or the assets life and the deferred rent is being amortized against rent expense over the lease term. The minimum future lease payment, by fiscal year, as of March 31, 2014 is as follows:

Fiscal Year	Amount
2015	$260,847
2016	268,672
2017	276,732
2018	285,034
2019	293,585
2020	99,800
Total	$1,484,670

Our minimum future capital equipment lease payments with General Electric Capital Corporation as of March 31, 2014, by fiscal year, are as follows:

Fiscal Year	Amount
2015	$76,207
2016	53,470
2017	4,283
Total	133,960
Less portion representing interest	(12,284)
Present value of minimum lease payment	121,676
Less current portion	(67,057)
Long term portion	$54,619

Included in our furniture, fixtures and equipment balance is leased equipment that was acquired, under the provisions of a long-term capital lease, during the quarter ended June 30, 2013. The equipment had an original cost of $177,547 and has a net book value of $116,453 at March 31, 2014.

On May 19, 2014, we signed an amendment to our credit facility agreement with Silicon Valley Bank, effective May 10, 2014. The terms of the credit facility include a line of credit for $2,000,000 for one year at an interest rate calculated at the prime rate plus 1.25%, subject to increase upon a default. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. The credit facility is secured by all tangible and intangible assets, whether now owned or hereafter acquired, wherever located. As of March 31, 2014, under our eligible receivables and inventory limit, we had an additional approximately $869,000 available to borrow.

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine our and their compliance with these regulations. As of March 31, 2014, we believe we were in substantial compliance with all known regulations. FDA inspections are conducted periodically at the discretion of the FDA. We were last inspected in December 2012 and were notified of five observations from that inspection, none of which we believe to be material.

Our obligation with respect to employee severance benefits is minimized by the “at will” nature of the employee relationships. Our total obligation as of March 31, 2014 with respect to contingent severance benefit obligations was $120,000.

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

Income tax provision (benefit) for income taxes is summarized below:

Years Ended	March 31, 2014	March 31, 2013
Current:
Federal	$—	$—
State	—	—
Total current	—	—
Deferred:
Federal	(583,000)	981,000
State	(60,000)	101,000
Total deferred	(643,000)	1,082,000
Valuation allowance	643,000	(1,082,000)
Total	$—	$—

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

Years Ended	March 31, 2014	March 31, 2013
Federal statutory rate	$(606,000)	$(219,000)
Effect of:
State taxes, net of federal tax benefit	(62,000)	(23,000)
Other	22,000	40,000
Valuation allowance	646,000	202,000
Total	$—	$—

The components of the deferred tax asset are as follows:

Years Ended	March 31, 2014	March 31, 2013
Credits and net operating loss carryforwards	$3,067,000	$2,838,000
Impairment reserve	412,000	—
Other	106,000	104,000
Gross deferred tax assets	3,585,000	2,942,000
Valuation allowance	(3,585,000)	(2,942,000)
Total deferred tax assets	$—	$—

We believe that based on all available evidence, it is more likely than not that the deferred tax assets will not be fully realized. Accordingly, a valuation allowance has been recorded against the deferred tax asset.

As of March 31, 2014, we had approximately $8.3 million of net operating loss carryovers for tax purposes. Additionally, we have approximately $186,000 of research and development tax credits available to offset future federal income taxes. The net operating loss and credit carryovers begin to expire in the fiscal year ended March 31, 2019. In fiscal years ended after March 31, 2019, net operating losses expire at various dates through March 31, 2034. Our net operating loss carryovers at March 31, 2014 include $582,000 in income tax deductions related to stock options which will be tax effected and the benefit will be reflected as a credit to additional paid-in capital when realized. As such, these deductions are not reflected in our deferred tax assets. The Internal Revenue Code contains provisions, which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests.

6.  Legal Proceedings

We have been named as a defendant in 47 separate (but similar) product liability lawsuits relating to a surgical mesh product manufactured by another company.  We did not distribute or sell the manufacturer’s mesh product, which is the subject of these lawsuits.  We believe that we have been named as a defendant in these lawsuits only because we served as a distributor for other unrelated products of that manufacturer.  We believe that we have meritorious defenses to these lawsuits.  We believe that these lawsuits will be covered by our insurance policies.

Based on currently available information, we believe that the resolution of these lawsuits is not likely to have a material adverse effect on our business, financial position or future results of operations. In accordance with generally accepted accounting principles in the United States (U.S. GAAP), we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

7.  Major Customers/Suppliers

We depend on sales that are generated from hospitals’ ongoing usage of AEM surgical instruments. In fiscal year 2014, we generated sales from over 350 hospitals that have changed to AEM products, but no hospital customer contributed more than 3% to the total sales. We generate service revenue from our Intuitive Surgical, Inc. agreement. We have a relationship with New Deantronics, Inc., who accounted for approximately 12% of our purchases in fiscal year 2014

8.  Defined Contribution Employee Benefit Plan

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

9.  Related Party Transaction

We paid consulting fees of $92,308 and $76,480 to an entity owned by one of our directors in fiscal years 2014 and 2013, respectively. We paid consulting fees of $89,519 and $77,072 to another director, or an entity owned by the director, in fiscal years 2014 and 2013, respectively.

We have an employment agreement with Roger C. Odell, an employee. The employment agreement began January 17, 2014 and continues until January 16, 2016. We have accrued a liability for the employment agreement of $120,000 and $123,980 at March 31, 2014 and 2013, respectively.

10.                               Impairment Cost

After assessing poor performance of our pistol-grip disposable suction irrigation electrode and our cold scissors, we decided to discontinue future sales of these instruments. As a result, we incurred a product impairment cost of $1,100,368 in our fourth quarter that ended March 31, 2014, for inventory and equipment of these instruments and for other inventory that we will not use in the future. Impairment of furniture, fixtures and equipment was $643,867 and impairment of inventory was $456,501.

11.                               Subsequent Events

Management evaluated all activity of us and concluded that, except for the events that follows, no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

On May 19, 2014, we signed an amendment to our credit facility agreement with Silicon Valley Bank, effective May 10, 2014. The terms of the credit facility include a line of credit for $2,000,000 for one year at an interest rate calculated at the prime rate plus 1.25%, subject to increase upon a default. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. The credit facility is secured by all tangible and intangible assets, whether now owned or hereafter acquired, wherever located.

Item 9            Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9 A (T).  Controls and Procedures.

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment of internal control over financial reporting, management has concluded that, as of March 31, 2014, our internal control over financial reporting was effective.

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

Changes In Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9 B. Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement for its 2014 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2014.

Item 11.  Executive Compensation.

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement for its 2014 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2014.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement for its 2014 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2014.

The following table summarizes certain information regarding our equity compensation plan as of March 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (1)
Equity compensation plans approved by security holders	281,000	$1.06	3,000
Equity compensation plans not approved by security holders	250,000	$0.97	—
Total	531,000	$1.02	3,000

(1) Shares available under the 2007 Stock Option Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement for its 2014 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2014.

Item 14.  Principal Accounting Fees and Services.

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement for its 2014 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2014.

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

10.6	Employment Agreement, dated December 17, 2013, between Encision Inc. and Gregory J. Trudel (Incorporated by reference from Current Report on Form 8-K filed on December 23, 2013). †
10.7	Amended and Restated Loan and Security Agreement between Encision Inc. and Silicon Valley Bank dated May 10, 2012 (Incorporated by reference from Annual Report on Form 10-K filed on June 28, 2013).
10.8

First Amendment to Amended and Restated Loan and Security Agreement, dated May 19, 2014, by and between Encision Inc. and Silicon Valley Bank (Incorporated by reference to Current Report on Form 8-K filed on May 23, 2014).

23.1	Consent of Independent Registered Public Accounting Firm, Eide Bailly LLP. **
31.1	Section 302 Certification of Principal Executive Officer **
31.2	Section 302 Certification of Principal Financial and Accounting Officer **
32.1	Section 906 Certifications **
101

Financial statements from the Annual Report on Form 10-K of Encision Inc. for the year ended March 31, 2014, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive (Loss) Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholder’s Equity (Deficit) and (vi) the Notes to the Consolidated Financial Statements.

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

Dated: June 26, 2014.	ENCISION INC.

	By:	/s/ Mala Ray

Mala Ray
Controller
Principal Accounting Officer & Principal Financial Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mala Ray	June 26, 2014
Mala Ray
Controller
Principal Accounting Officer & Principal Financial Officer

/s/ Patrick W. Pace	June 26, 2014
Patrick W. Pace
Director

/s/ Robert H. Fries	June 26, 2014
Robert H. Fries
Director

/s/ Vern D. Kornelsen	June 26, 2014
Vern D. Kornelsen
Director

/s/ Ruediger Naumann-Etienne	June 26, 2014
Ruediger Naumann-Etienne
Director

/s/ Gregory J. Trudel	June 26, 2014
Gregory J. Trudel
President and CEO
Principal Executive Officer
Director

/s/ David W. Newton	June 26, 2014
David W. Newton
Vice President - Technology
Director