Form 10-Q
period 2014-06-30
ENCISION INC
filed 2014-08-12
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	10,673,225 Shares
(Class)	(outstanding at June 30, 2014)

ENCISION INC.

FORM 10-Q

For the Three Months Ended June 30, 2014

PART I                                                     FINANCIAL INFORMATION

ITEM 1   —     CONDENSED INTERIM FINANCIAL STATEMENTS

Encision Inc.

Condensed Balance Sheets

(unaudited)

	June 30, 2014	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,147,290	$1,689,580
Accounts receivable, net of allowance for doubtful accounts of $11,500 at June 30, 2014 and $8,000 at March 31, 2014	937,178	863,220
Inventories, net of reserve for obsolescence of $167,000 at June 30, 2014 and $560,000 at March 31, 2014	2,160,435	2,224,228
Prepaid expenses	245,016	65,387
Total current assets	4,489,919	4,842,415
Equipment, at cost:
Furniture, fixtures and equipment	2,922,610	3,641,037
Customer-site equipment	1,004,842	1,016,265
Accumulated depreciation	(2,903,277)	(3,552,079)
Equipment, net	1,024,175	1,105,223
Patents, net of accumulated amortization of $222,898 at June 30, 2014 and $215,969 at March 31, 2014	258,084	248,971
Other assets	17,334	14,127
TOTAL ASSETS	$5,789,512	$6,210,736
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$470,598	$666,159
Accrued compensation	258,579	264,595
Other accrued liabilities	400,785	408,549
Lease payable — short term	64,597	67,057
Deferred rent — short term	30,384	30,384
Total current liabilities	1,224,943	1,436,744
Lease payable — long term	40,936	54,619
Deferred rent — long term	124,068	131,664
Total liabilities	1,389,947	1,623,027
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 10,673,225 shares issued and outstanding at June 30, 2014 and March 31, 2014	23,559,293	23,545,080
Accumulated (deficit)	(19,159,728)	(18,957,371)
Total shareholders’ equity	4,399,565	4,587,709
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,789,512	$6,210,736

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	June 30, 2014	June 30, 2013
NET REVENUE	$2,476,258	$2,681,850
COST OF REVENUE	1,254,299	1,223,953
GROSS PROFIT	1,221,959	1,457,897
OPERATING EXPENSES:
Sales and marketing	682,573	951,184
General and administrative	370,428	353,043
Research and development	315,421	388,087
Total operating expenses	1,368,422	1,692,314
OPERATING LOSS	(146,463)	(234,417)
Interest expense, net	(2,785)	(8,886)
Other expense, net	(53,109)	(67,894)
Interest expense and other expense, net	(55,894)	(76,780)
INCOME LOSS BEFORE PROVISION FOR INCOME TAXES	(202,357)	(311,197)
Provision for income taxes	—	—
NET LOSS	$(202,357)	$(311,197)
Net loss per share—basic and diluted	$(0.02)	$(0.04)
Weighted average shares—basic and diluted	10,673,225	8,210,100

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net loss	$(202,357)	$(311,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	114,336	102,367
Stock-based compensation expense related to stock options	14,213	16,791
Provision for doubtful accounts, net	3,500	7,000
Provision for inventory obsolescence, net	63,501	4,000
Change in operating assets and liabilities:
Accounts receivable	(77,458)	(39,198)
Inventories	292	75,743
Prepaid expenses and other assets	(182,836)	(117,816)
Accounts payable	(195,561)	(381,126)
Accrued compensation and other accrued liabilities	(37,519)	(5,962)
Net cash (used in) operating activities	(499,889)	(649,398)
Cash flows from investing activities:
Acquisition of property and equipment	(26,359)	(95,166)
Patent costs	(16,042)	(12,392)
Net cash (used in) investing activities	(42,401)	(107,558)
Cash flows from financing activities:
Borrowings from credit facility	—	725,000
Net cash provided by financing activities	—	725,000
Net decrease in cash and cash equivalents	(542,290)	(31,956)
Cash and cash equivalents, beginning of period	1,689,580	126,224
Cash and cash equivalents, end of period	$1,147,290	$94,268

The accompanying notes to financial statements are an integral part of these condensed statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2014

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

We have an accumulated deficit of $19,159,728 at June 30, 2014. Operating funds have been provided primarily by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital in the future.

Our strategic marketing and sales plan is designed to expand the use of our products in surgically active hospitals and surgery centers in the United States.

Note 2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  The condensed interim financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, filed on June 26, 2014.

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

Concentration of Credit Risk.  Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents, accounts receivable and a line of credit. The amount of cash on deposit with financial institutions exceeds the $250,000 federally insured limit at June 30, 2014. We believe that cash on deposit that exceeds $250,000 with financial institutions is financially sound and the risk of loss is minimal.

We have no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. We maintain the majority of our cash balances with one financial institution in the form of demand deposits.

Accounts receivable are typically unsecured and are derived from transactions with and from entities in the healthcare industry primarily located in the United States. Accordingly, we may be exposed to credit risk generally associated with the healthcare industry. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The net accounts receivable balance at June 30, 2014 of $937,178 included 7% from one customer. The net accounts receivable balance at March 31, 2014 of $863,220 included no more than 5% from any one customer.

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

Inventories.  Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At June 30, 2014 and March 31, 2014, inventory consisted of the following:

	June 30, 2014	March 31, 2014
Raw materials	$1,127,172	$1,498,867
Finished goods	1,200,263	1,285,361
Total gross inventories	2,327,435	2,784,228
Less reserve for obsolescence	(167,000)	(560,000)
Total net inventories	$2,160,435	$2,224,228

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

Income Taxes.  We account for income taxes under the provisions of FASB Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. ASC 740 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized. As a result, no provision for income tax is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. We are required to make many subjective assumptions and judgments regarding our income tax exposures. At June 30, 2014, we had no unrecognized tax benefits, which would affect the effective tax rate if recognized and had no accrued interest, or penalties related to uncertain tax positions.

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

Stock-based compensation expense recognized under ASC 718 for the three months ended June 30, 2014 and 2013 was $14,213 and $16,791, respectively, which consisted of stock-based compensation expense related to grants of employee stock options.

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended
	June 30, 2014	June 30, 2013
Net loss	$(202,357)	$(311,197)
Weighted-average shares — basic	10,673,225	8,210,100
Effect of dilutive potential common shares	—	—
Weighted-average shares — diluted	10,673,225	8,210,100
Net income (loss) per share — basic	$(0.02)	$(0.04)
Net income (loss) per share — diluted	$(0.02)	$(0.04)
Antidilutive employee stock options	525,000	547,000

Note 4.         COMMITMENTS AND CONTINGENCIES

Effective December 1, 2013, we extended our noncancelable lease agreement through July 31, 2019 for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease includes $172,176 of leasehold improvements granted by the landlord. The $172,176 was recorded on our condensed balance sheets as leasehold improvements and deferred rent. The leasehold improvements are being amortized over the lesser of the lease term or the assets life and the deferred rent is being amortized against rent expense over the lease term. The minimum future lease payment, by fiscal year, as of June 30, 2014 is as follows:

Fiscal Year	Amount
2015 (nine months remaining)	195,365
2016	268,672
2017	276,732
2018	285,034
2019	293,585
2020	99,800
Total	$1,419,188

Our minimum future capital equipment lease payments with General Electric Capital Corporation as of June 30, 2014, by fiscal year, are as follows:

Fiscal Year	Amount
2015 (nine months remaining)	57,155
2016	53,470
2017	4,283
Total	114,908
Less portion representing interest	(9,375)
Present value of minimum lease payment	105,533
Less current portion	(64,597)
$40,936

Included in our furniture, fixtures and equipment balance is leased equipment that was acquired, under the provisions of a long-term capital lease, during the quarter ended June 30, 2013. The equipment had an original cost of $177,547 and has a net book value of $99,791 at June 30, 2014.

On May 19, 2014, we signed an amendment to our credit facility agreement with Silicon Valley Bank, effective May 10, 2014. The terms of the credit facility include a line of credit for $2,000,000 for one year at an interest rate calculated at the prime rate plus 1.25%, subject to increase upon a default. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. The credit facility is secured by all tangible and intangible assets, whether now owned or hereafter acquired, wherever located. As of June 30, 2014, we had no borrowings from our line of credit and, under our eligible receivables and inventory limit, we had $972,000 available to borrow.

Aside from the operating and capital leases, we do not have any material contractual commitments requiring settlement in the future.

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine compliance with these regulations. We believe that we were in substantial compliance with all known regulations as of June 30, 2014. FDA inspections are conducted periodically at the discretion of the FDA. Our latest inspection by the FDA occurred in December 2012.

Note 5.         SHARE-BASED COMPENSATION

The provisions of ASC 718-10-55 requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options, based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options and employee stock purchases for the three months ended June 30, 2014 and 2013, which was allocated as follows:

	Three Months Ended
	June 30, 2014	June 30, 2013
Cost of sales	$491	$345
Sales and marketing	2,427	1,899
General and administrative	10,638	11,834
Research and development	657	2,713
Stock-based compensation expense	$14,213	$16,791

The Black-Scholes model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk-free interest rate and expected dividends. There were 20,000 and 20,000 stock options granted during the three months ended June 30, 2014 and 2013, respectively. There were 26,000 and 20,000 stock options forfeited during the three months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, $265,000 of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over a period of five years.

Note 6.         RELATED PARTY TRANSACTION

We paid consulting fees of $25,877 and $25,561 to an entity owned by one of our directors during the three months ended June 30, 2014 and 2013, respectively.

We have an employment agreement with Roger C Odell, an employee. The employment agreement began January 2013 and continues until January 2016. We have accrued a liability for the employment agreement of $120,000 at June 30, 2014 and March 31, 2014.

Note 7.         SUBSEQUENT EVENTS

We evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosed in the notes to our financial statements.

ITEM 2   —   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this section on Management’s Discussion and Analysis are not historical facts, including statements about our strategies and expectations with respect to new and existing products, market demand, acceptance of new and existing products, marketing efforts, technologies and opportunities, market and industry segment growth, and return on investments in products and markets. These statements are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward looking statements. All forward looking statements in this section on Management’s Discussion and Analysis are based on information available to us on the date of this document, and we assume no obligation to update such forward looking statements. Readers of this Form 10-Q are strongly encouraged to review the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended March 31, 2014.

General

Encision Inc., a medical device company based in Boulder, Colorado, has developed and markets innovative technology that provides unprecedented outcomes and patient safety in minimally-invasive surgery. We believe that our patented Active Electrode Monitoring (“AEM®”) Burn Protection System is changing the marketplace for electrosurgical devices and laparoscopic instruments by providing a solution to a well-documented hazard unique to laparoscopic surgery. The Center for Medicare and Medicaid Services (CMS) recently published its Hospital-Acquired Condition Reduction Program effective October 1, 2014. At that time, the program will begin to levy as much as a 1% penalty on Medicare reimbursements on hospitals in the lower quadrant of performance for selected quality indicators, including accidental puncture and laceration (“APL”). Examples of APL include the use of a cautery device (electrosurgery) or scissors to dissect a tissue plane that errantly causes an injury to underlying bowels.

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

Our patented AEM technology provides surgeons with the desired tissue effects, while capturing stray electrosurgical energy that can cause unintended and unseen tissue injury that may result in death. AEM Surgical Instruments are equivalent to conventional instruments in size, shape, ergonomics, functionality and competitive pricing, but they incorporate “Active Electrode Monitoring” technology to dynamically and continuously monitor the flow of electrosurgical current, thereby helping to prevent patient injury. With our “shielded and monitored” instruments, surgeons are able to perform electrosurgical procedures more safely, effectively and economically than is possible using conventional instruments or alternative energy sources.

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

When a hospital or surgery center changes to AEM technology, we receive recurring revenue from sales of replacement instruments. We believe that there is no directly competing technology to supplant AEM products. The replacement market of reusable and disposable AEM products in hospitals and surgery centers that use our AEM technology represented over 90% of our product revenue during the three months ended June 30, 2014. This revenue stream is expected to grow as the base of accounts using AEM technology expands. In addition, we intend to further develop disposable versions of more of our AEM products in order to meet market demands and expand our sales opportunities.

We have an accumulated deficit of $19,159,728 at June 30, 2014. Operating funds have been provided primarily by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital in the future.

During the three months ended June 30, 2014, we used $499,889 of cash from our operations and used $26,359 for investments in property and equipment. As of June 30, 2014, we had $1,147,290 in cash and cash equivalents available to fund future operations, a decrease of $542,290 from March 31, 2014. Our working capital was $3,264,976 at June 30, 2014 compared to $3,405,671 at March 31, 2014.

Historical Perspective

We were organized in 1991 and spent several years developing the AEM monitoring system and protective sheaths to adapt to conventional electrosurgical instruments. We have invested heavily in an effort to protect our valuable technology, and, as a result of this effort, we have been issued 11 unexpired relevant patents that together form a significant intellectual property position. Our patents relate to the basic shielding and monitoring technologies that we incorporate into our AEM products. As of June 30, 2014, we have 11 unexpired United States patents relating to specific implementations of shielding and monitoring in instruments.

Our AEM Surgical Instruments have been engineered to provide a seamless transition for surgeons switching from conventional laparoscopic instruments. AEM technology has been integrated into instruments that have the same look, feel and functionality as conventional instruments that surgeons have been using for years. The AEM product line encompasses the full range of instrument sizes, types and styles favored by surgeons. Additionally we continued to improve quality and add to the product line. These additions include more disposable versions, the introduction of hand-activated instruments, our enhanced scissors, the e Edge™ scissors, and the EM3 AEM Monitor. Hospitals can make a complete and smooth conversion to our product line, thereby advancing patient safety in MIS with optimal convenience.

Outlook

Installed Base of AEM Monitoring Equipment:  We believe that sales of our installed base of AEM products will increase sales as the inherent risks associated with monopolar laparoscopic electrosurgery become more widely acknowledged, as we focus on increasing our sales efficiency and continue to enhance our product line. We expect that the replacement sales of electrosurgical instruments and accessories will also increase as additional facilities adopt AEM technology. We anticipate that the efforts to improve the productivity of sales representatives carrying the AEM product line, along with the introduction of next generation products, may provide the basis for increased sales and profitable operations. However, these measures, or any others that we may adopt, may not result in either increased sales or profitable operations.

We believe that the unique performance of the AEM technology and our breadth of independent endorsements provide an opportunity for continued market share growth. In our view, market awareness and awareness of the clinical credibility of the AEM technology, as well as awareness of our endorsements, are improving, and we expect this awareness to benefit our sales efforts for the remainder of fiscal year 2015. Our objectives in the remainder of fiscal year 2015 are to optimize sales execution, to expand market awareness of the AEM technology and to maximize the number of additional hospital and surgery center accounts switching to AEM instruments while retaining existing customers. In addition, acceptance of AEM products depends on surgeons’ preference for our instruments, which depends on factors such as ergonomics, quality and ease of use in addition to the technological and safety advantages of AEM products. If surgeons prefer other instruments to our instruments, our business results will suffer.

The Patient Protection and Affordable Care Act includes a provision that imposes a 2.3% excise tax on the sale of certain medical devices by a manufacturer, producer or importer of such devices in the United States. Most of our product revenue is subject to the tax. We include the medical device tax in other expense.

Possibility of Operating Losses:  We have an accumulated deficit of $19,159,728 at June 30, 2014. Operating funds have been provided primarily by issuances of our common stock and warrants, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital. We have made strides toward improving our operating results but due to the ongoing need to develop, optimize and train our direct sales managers and the independent sales representative network, the need to support the development of refinements to our product line, and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to raise additional capital.

Revenue Growth: We expect to generate increased product revenue in the U.S. from sales to new customers and from expanded sales to existing customers as the medical device industry stabilizes and our network of direct and independent sales representatives becomes more efficient. We believe that the visibility and credibility of the independent clinical endorsements for AEM technology will contribute to new accounts and increased product revenue in fiscal year 2015. We also expect to increase market share through promotional programs of placing our AEM monitors at no charge into hospitals that commit to standardize with AEM instruments. However, all of these efforts to increase market share and grow product revenue will depend in part on our ability to expand the efficiency and effective coverage range of our direct and independent sales representatives, as well as maintain and in some cases, improve the quality of our product offerings. Service revenue represents design, development and product supply revenue from our agreements with strategic partners.

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

Results of Operations

For the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Net Revenue.  Net revenue for the quarter ended June 30, 2014 was $2,476,258 compared to $2,681,850 for the quarter ended June 30, 2013, a decrease of 7.7%. The decrease of net revenue is attributable to business lost from accounts that stopped using AEM technology and to other cost-reduction factors, including, but not limited to, using alternatives to AEM products, using less AEM products, and using outside reprocessors who reprocess our products for resale.

Gross profit.  Gross profit for the quarter ended June 30, 2014 of $1,221,959 represented a decrease of 16% from gross profit of $1,457,897 for the quarter ended June 30, 2013. Gross profit as a percentage of sales (gross margins) decreased from 54.4% for the quarter ended June 30, 2013 to 49.3% for the quarter ended June 30, 2014. The decrease in gross margins in the quarter ended June 30, 2014 was the result of scrap costs and the increase in overhead costs per unit of product due to decreased volume of product.

Sales and marketing expenses.  Sales and marketing expenses of $682,573 for the quarter ended June 30, 2014 represented a decrease of 28% from sales and marketing expenses of $951,184 for the quarter ended June 30, 2013. The decrease was the result of reduced compensation as a result of a reduced number of marketing and direct sales representatives, reduced promotion expense, and reduced sales samples, travel and meals. The decrease in expense was partially offset by increased commissions for increased independent sales representatives.

General and administrative expenses.  General and administrative expenses of $370,428 for the quarter ended June 30, 2014 represented an increase of 5% from general and administrative expenses of $353,043 for the quarter ended June 30, 2013. The increase was the result of slight increases in various expense categories.

Research and development expenses.  Research and development expenses of $315,421 for the quarter ended June 30, 2014 represented a decrease of 19% compared to $388,087 for the quarter ended June 30, 2013. The decrease was the result of decreased compensation, temporary help, consulting fees and outside services.

Other income and expense, net.  Other income and expense, net includes medical device excise tax of $54,123 and $61,349 for the quarters ended June 30, 2014 and June 30, 2013, respectively.

Net loss.  Net loss was $202,357 for the quarter ended June 30, 2014 compared to net loss of $311,197 for the quarter ended June 30, 2013. Net loss was a result of lower net revenue and lower gross profit margin. Net loss was partially reduced by significantly lower operating expenses.

The results of operations for the three months ended June 30, 2014 are not indicative of the results of operations for all or any part of the balance of the fiscal year.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock and, in some years, by operating profits. Common stock and additional paid in capital totaled $23,559,293 from our inception through June 30, 2014.

On May 19, 2014, we signed an amendment to our credit facility agreement with Silicon Valley Bank, effective May 10, 2014. The terms of the credit facility include a line of credit for $2,000,000 for one year at an interest rate calculated at the prime rate plus 1.25%, subject to increase upon a default. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. The credit facility is secured by all tangible and intangible assets, whether now owned or hereafter acquired, wherever located. As of June 30, 2014, we had no borrowings from our line of credit and, under our eligible receivables and inventory limit, we had $972,000 available to borrow.

Our operations used $499,889 of cash during the three months ended June 30, 2014 on net revenue of $2,476,258. Cash was used, principally, by our net loss and decreased accounts payable, and was partially offset by decreased inventories. The amounts of cash used by operations for the three months ended June 30, 2014 are not indicative of the expected amounts of cash to be generated from or used in operations in fiscal year 2015. During the three months ended June 30, 2014, we invested $26,359 in the acquisition of property and equipment. As of June 30, 2014, we had $1,147,290 in cash and cash equivalents available to fund future operations. Working capital was $3,264,976 at June 30, 2014 compared to $3,405,671 at March 31, 2014. The decrease of working capital at June 30, 2014 was the result, principally, of our net loss. Current liabilities were $1,224,943 at June 30, 2014, compared to $1,436,744 at March 31, 2014. The decrease in current liabilities at June 30, 2014 was principally caused by a decrease to accounts payable.

Effective December 1, 2013, we extended our noncancelable lease agreement through July 31, 2019 for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease includes $172,176 of leasehold improvements granted by the landlord. The $172,176 was recorded on our condensed balance sheets as leasehold improvements and deferred rent. The leasehold improvements are being amortized over the lesser of the lease term or the assets life and the deferred rent is being amortized against rent expense over the lease term. The minimum future lease payment, by fiscal year, as of June 30, 2014 is as follows:

Fiscal Year	Amount
2015 (nine months remaining)	195,365
2016	268,672
2017	276,732
2018	285,034
2019	293,585
2020	99,800
Total	$1,419,188

Our minimum future capital equipment lease payments with General Electric Capital Corporation as of June 30, 2014, by fiscal year, are as follows:

Fiscal Year	Amount
2015 (nine months remaining)	57,155
2016	53,470
2017	4,283
Total	114,908
Less portion representing interest	(9,375)
Present value of minimum lease payment	105,533
Less current portion	(64,597)
$40,936

As of June 30, 2014, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	1,534,096	333,056	881,052	319,988	—

Aside from the operating leases and credit facility commitments, we do not have any material contractual commitments requiring settlement in the future.

Our fiscal year 2015 operating plan is focused on increasing new accounts, retaining existing customers, growing revenue, increasing gross profits and conserving cash. We are investing in research and development efforts to develop next generation versions of the AEM product line. We have invested in manufacturing property and equipment to manufacture disposable scissors inserts internally and to reduce our cost of product revenue. We cannot predict with certainty the expected revenue, gross profit, net income or loss and usage of cash and cash equivalents for fiscal year 2015. On May 19, 2014, we signed an amendment to our credit facility agreement with Silicon Valley Bank, effective May 10, 2014. The terms of the credit facility include a line of credit for $2,000,000 for one year at an interest rate calculated at the prime rate plus 1.25%, subject to increase upon a default. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. The credit facility is secured by all tangible and intangible assets, whether now owned or hereafter acquired, wherever located. We believe that our cash resources and credit facility will be sufficient to fund our operations for at least the next twelve months. If we are unable to manage our business operations in line with budget expectations, it could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

Income Taxes

As of March 31, 2014, net operating loss carryforwards totaling approximately $8.3 million are available to reduce taxable income in the future. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the fiscal year ending March 31, 2019. We have not paid income taxes since our inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including changes in ownership interests. We have established a valuation allowance for the entire amount of our deferred tax asset since inception due to our history of losses. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. If some or all of the valuation allowance were reversed, then, to the extent of the reversal, a tax benefit would be recognized which would result in an increase to net income.

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

We currently estimate forfeitures for stock-based compensation expense related to employee stock options at 20% and evaluate the forfeiture rate quarterly. Other assumptions that are used in calculating stock-based compensation expense include risk-free interest rate, expected life, expected volatility and expected dividend.

ITEM 4   —   CONTROLS AND PROCEDURES

(a)  We have carried out an evaluation under the supervision and with the participation of our management, including our President and CEO and Principal Accounting and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the President and CEO and the Principal Accounting and Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective.

(b)  During the quarter ended June 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                                             OTHER INFORMATION

ITEM 6                                                   Exhibits

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

10.1         First Amendment to Amended and Restated Loss and Security Agreement dated May 19, 2014 by and between Encision Inc. and Silicon Valley Bank (incorporated by reference to Current Report on Form 8-K filed on May 23, 2014).

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

101            The following materials from Encision Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Income, (iii) the unaudited Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged at Level I.

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

Encision Inc.

August 12, 2014	/s/ Mala Ray
Date	Mala Ray
Controller
Principal Accounting Officer &
Principal Financial Officer