Form 10-Q
period 2014-09-30
ENCISION INC
filed 2014-11-13
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	10,673,225 Shares
(Class)	(outstanding at October 31, 2014)

ENCISION INC.

FORM 10-Q

For the Six Months Ended September 30, 2014

PART I                                                     FINANCIAL INFORMATION

ITEM 1   —     CONDENSED INTERIM FINANCIAL STATEMENTS

Encision Inc.

Condensed Balance Sheets

(unaudited)

	September 30, 2014	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,038,895	$1,689,580
Accounts receivable, net of allowance for doubtful accounts of $8,000 at September 30, 2014 and $8,000 at March 31, 2014	790,201	863,220
Inventories, net of reserve for obsolescence of $190,000 at September 30, 2014 and $560,000 at March 31, 2014	2,117,091	2,224,228
Prepaid expenses	205,623	65,387
Total current assets	4,151,810	4,842,415
Equipment, at cost:
Furniture, fixtures and equipment	2,928,355	3,641,037
Customer-site equipment	1,004,842	1,016,265
Accumulated depreciation	(2,987,560)	(3,552,079)
Equipment, net	945,637	1,105,223
Patents, net of accumulated amortization of $229,827 at September 30, 2014 and $215,969 at March 31, 2014	261,143	248,971
Other assets	17,393	14,127
TOTAL ASSETS	$5,375,983	$6,210,736
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$544,863	$666,159
Accrued compensation	221,821	264,595
Other accrued liabilities	372,541	408,549
Lease payable — short term	59,972	67,057
Deferred rent — short term	30,384	30,384
Total current liabilities	1,229,581	1,436,744
Lease payable — long term	29,010	54,619
Deferred rent — long term	116,474	131,664
Total liabilities	1,375,065	1,623,027
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 10,673,225 shares issued and outstanding at September 30, 2014 and March 31, 2014	23,575,016	23,545,080
Accumulated (deficit)	(19,574,098)	(18,957,371)
Total shareholders’ equity	4,000,918	4,587,709
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,375,983	$6,210,736

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
NET REVENUE	2,279,346	2,645,464	4,755,603	5,327,313
COST OF REVENUE	1,203,847	1,238,302	2,458,146	2,462,254
GROSS PROFIT	1,075,499	1,407,162	2,297,457	2,865,059
OPERATING EXPENSES:
Sales and marketing	700,942	713,792	1,383,515	1,664,977
General and administrative	380,636	355,067	751,063	708,111
Research and development	357,627	315,649	673,048	703,735
Total operating expenses	1,439,205	1,384,508	2,807,626	3,076,823
OPERATING INCOME (LOSS)	(363,706)	22,654	(510,169)	(211,764)
Interest expense, net	(2,255)	(14,121)	(5,041)	(23,007)
Other expense, net	(48,409)	(58,583)	(101,518)	(126,476)
Interest expense and other expense, net	(50,664)	(72,704)	(106,559)	(149,483)
LOSS BEFORE PROVISION FOR INCOME TAXES	(414,370)	(50,050)	(616,728)	(361,247)
Provision for income taxes	—	—	—	—
NET LOSS	$(414,370)	$(50,050)	$(616,728)	$(361,247)
Net loss per share—basic and diluted	$(0.04)	$(0.01)	$(0.06)	$(0.04)
Weighted average shares—basic and diluted	10,673,225	8,210,100	10,673,225	8,210,100

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net loss	$(616,728)	$(361,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	195,361	229,972
Share-based compensation expense	29,936	28,071
Provision for doubtful accounts, net	—	(4,000)
Provision for inventory obsolescence, net	86,501	9,000
Change in operating assets and liabilities:
Accounts receivable	73,019	(41,145)
Inventories	20,636	129,317
Prepaid expenses and other assets	(143,502)	(69,598)
Accounts payable	(121,296)	(211,738)
Accrued compensation and other accrued liabilities	(126,664)	(153,485)
Net cash (used in) operating activities	(602,737)	(444,853)
Cash flows from investing activities:
Acquisition of property and equipment	(21,918)	(135,009)
Patent costs	(26,030)	(29,171)
Net cash (used in) investing activities	(47,948)	(164,180)
Cash flows from financing activities:
Borrowings from credit facility	—	534,192
Net cash provided by financing activities	—	534,192
Net decrease in cash and cash equivalents	(650,685)	(74,841)
Cash and cash equivalents, beginning of period	1,689,580	126,224
Cash and cash equivalents, end of period	$1,038,895	$51,383

The accompanying notes to financial statements are an integral part of these condensed statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(Unaudited)

Note 1.         ORGANIZATION AND NATURE OF BUSINESS

Encision Inc. is a medical device company that designs, develops, manufactures and markets patented surgical instruments that provide greater safety to, and saves lives of, patients undergoing minimally-invasive surgery. We believe that our patented AEM® (Active Electrode Monitoring) surgical instrument technology is changing the marketplace for electrosurgical devices and instruments by providing a solution to a patient safety risk in laparoscopic surgery. Our sales to date have been made principally in the United States.

We have an accumulated deficit of $19,574,098 at September 30, 2014. Operating funds have been provided primarily by issuances of our common stock and warrants, a line of credit, and the exercise of stock to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital in the future.

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

Cash and Cash Equivalents.  For purposes of reporting cash flows, we consider all cash and highly liquid investments with an original maturity of six months or less to be cash equivalents.

Fair Value of Financial Instruments.  Our financial instruments consist of cash and cash equivalents, short-term trade receivables and payables. The carrying values of cash and cash equivalents, short-term trade receivables and payables approximate their fair value due to their short maturities.

Concentration of Credit Risk.  Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents, accounts receivable and a line of credit. The amount of cash on deposit with financial institutions exceeds the $250,000 federally insured limit at September 30, 2014. We believe that cash on deposit that exceeds $250,000 with financial institutions is financially sound and the risk of loss is minimal.

We have no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. We maintain the majority of our cash balances with one financial institution in the form of demand deposits.

Accounts receivable are typically unsecured and are derived from transactions with and from entities in the healthcare industry primarily located in the United States. Accordingly, we may be exposed to credit risk generally associated with the healthcare industry. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The net accounts receivable balance at September 30, 2014 of $790,201 included 4% from one customer. The net accounts receivable balance at March 31, 2014 of $863,220 included no more than 5% from any one customer.

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

Inventories.  Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At September 30, 2014 and March 31, 2014, inventory consisted of the following:

	September 30, 2014	March 31, 2014
Raw materials	$1,115,932	$1,498,867
Finished goods	1,191,159	1,285,361
Total gross inventories	2,307,091	2,784,228
Less reserve for obsolescence	(190,000)	(560,000)
Total net inventories	$2,117,091	$2,224,228

Property and Equipment. Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally six to seven years. We use the straight-line method of depreciation for property and equipment. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized.

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

Income Taxes.  We account for income taxes under the provisions of FASB Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. ASC 740 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized. As a result, no provision for income tax is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. We are required to make many subjective assumptions and judgments regarding our income tax exposures. At September 30, 2014, we had no unrecognized tax benefits, which would affect the effective tax rate if recognized and had no accrued interest, or penalties related to uncertain tax positions.

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

Stock-based compensation expense recognized under ASC 718 for the three and six months ended September 30, 2014 was $15,723 and $29,936, respectively, and for the three and six months ended September 30, 2013 was $11,280 and $28,071, respectively, which consisted of stock-based compensation expense related to grants of employee stock options and restricted stock units (“RSUs”).

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

Note 3.         BASIC AND DILUTED INCOME AND LOSS PER COMMON SHARE

We report both basic and diluted net income (loss) per share. Basic net income or loss per common share is computed by dividing net income or loss for the period by the weighted average number of common shares outstanding for the period. Diluted net income or loss per common share is computed by dividing the net income or loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. The shares used in the calculation of dilutive potential common shares exclude options and RSUs to purchase shares where the exercise price was greater than the average market price of common shares for the period.

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net loss	$(414,370)	$(50,050)	$(616,728)	$(361,247)
Weighted-average shares — basic	10,673,225	8,210,100	10,673,225	8,210,100
Effect of dilutive potential common shares	—	—	—	—
Weighted-average shares — diluted	10,673,225	8,210,100	10,673,225	8,210,100
Net loss per share — basic	$(0.04)	$(0.01)	$(0.06)	$(0.04)
Net income loss per share — diluted	$(0.04)	$(0.01)	$(0.06)	$(0.04)
Antidilutive employee stock options and RSUs	570,638	431,750	570,638	431,750

Note 4.         COMMITMENTS AND CONTINGENCIES

Effective December 1, 2013, we extended our noncancelable lease agreement through July 31, 2019 for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease includes $172,176 of leasehold improvements granted by the landlord. The $172,176 was recorded on our condensed balance sheets as leasehold improvements and deferred rent. The leasehold improvements are being amortized over the lesser of the lease term or the assets life and the deferred rent is being amortized against rent expense over the lease term. The minimum future lease payment, by fiscal year, as of September 30, 2014 is as follows:

Fiscal Year	Amount
2015 (six months remaining)	130,250
2016	268,672
2017	276,732
2018	285,034
2019	293,585
2020	99,800
Total	$1,354,073

Our minimum future capital equipment lease payments with General Electric Capital Corporation as of September 30, 2014, by fiscal year, are as follows:

Fiscal Year	Amount
2015 (six months remaining)	38,105
2016	53,470
2017	4,283
Total	95,858
Less portion representing interest	(6,876)
Present value of minimum lease payment	88,982
Less current portion	(59,972)
$29,010

Included in our furniture, fixtures and equipment balance is leased equipment that was acquired, under the provisions of a long-term capital lease, during the quarter ended September 30, 2013. The equipment had an original cost of $177,547 and has a net book value of $83,129 at September 30, 2014.

On May 19, 2014, we signed an amendment to our credit facility agreement with Silicon Valley Bank, effective May 10, 2014. The terms of the credit facility include a line of credit for $2,000,000 for one year at an interest rate calculated at the prime rate plus 1.25%, subject to increase upon a default. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. The credit facility is secured by all tangible and intangible assets, whether now owned or hereafter acquired, wherever located. As of September 30, 2014, we had no borrowings from our line of credit and, under our eligible receivables and inventory limit, we had $792,000 available to borrow.

Aside from the operating and capital leases, we do not have any material contractual commitments requiring settlement in the future.

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine compliance with these regulations. We believe that we were in substantial compliance with all known regulations as of September 30, 2014. FDA inspections are conducted periodically at the discretion of the FDA. Our latest inspection by the FDA occurred in December 2012.

Note 5.         SHARE-BASED COMPENSATION

The provisions of ASC 718-10-55 requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and RSUs, based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options, RSUs and employee stock purchases for the three and six months ended September 30, 2014 and 2013, which was allocated as follows:

	Three Months Ended		Six Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Cost of sales	$491	$345	$982	$690
Sales and marketing	3,110	1,897	5,537	3,796
General and administrative	11,257	6,324	21,895	18,158
Research and development	865	2,714	1,522	5,427
Stock-based compensation expense	$15,723	$11,280	$29,936	$28,071

Share-based compensation cost for stock options is measured at the grant date, based on the fair value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. The BSM option-pricing model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk-free interest rate and expected dividends. There were 45,000 and 65,000 stock options granted during the three and six months ended September 30, 2014, respectively. There were 10,000 and 15,000 stock options forfeited during the three and six months ended September 30, 2014, respectively. Share-based compensation cost for RSUs is measured based on the closing fair market value of the Company’s common stock on the date of grant. There were 10,638 and 10,638 RSUs granted during the three and six months ended September 30, 2014, respectively.

As of September 30, 2014, $285,000 of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over a period of five years.

Note 6.         RELATED PARTY TRANSACTION

We paid consulting fees of $17,796 and $43,673 to an entity owned by one of our directors during the three and six months ended September 30, 2014, respectively, and $15,412 and $34,021 during the three and six months ended September 30, 2013.

We have an employment agreement with Roger C. Odell, an employee. The employment agreement began January 2013 and continues until January 2016. We have accrued a liability for the employment agreement of $120,000 at September 30, 2014 and March 31, 2014.

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

When a hospital or surgery center changes to AEM technology, we receive recurring revenue from sales of replacement instruments. We believe that there is no directly competing technology to supplant AEM products. The replacement market of reusable and disposable AEM products in hospitals and surgery centers that use our AEM technology represented over 90% of our product revenue during the six months ended September 30, 2014. This revenue stream is expected to grow as the base of accounts using AEM technology expands. In addition, we intend to further develop disposable versions of more of our AEM products in order to meet market demands and expand our sales opportunities.

We have an accumulated deficit of $19,574,098 at September 30, 2014. Operating funds have been provided primarily by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital in the future.

During the six months ended September 30, 2014, we used $602,737 of cash from our operations and used $21,918 for investments in property and equipment. As of September 30, 2014, we had $1,038,895 in cash and cash equivalents available to fund future operations, a decrease of $650,685 from March 31, 2014. Our working capital was $2,922,229 at September 30, 2014 compared to $3,405,671 at March 31, 2014.

Historical Perspective

We were organized in 1991 and spent several years developing the AEM monitoring system and protective sheaths to adapt to conventional electrosurgical instruments. We have invested heavily in an effort to protect our valuable technology, and, as a result of this effort, we have been issued 11 unexpired relevant patents that together form a significant intellectual property position. Our patents relate to the basic shielding and monitoring technologies that we incorporate into our AEM products. As of September 30, 2014, we have 11 unexpired United States patents relating to specific implementations of shielding and monitoring in instruments.

Our AEM Surgical Instruments have been engineered to provide a seamless transition for surgeons switching from conventional laparoscopic instruments. AEM technology has been integrated into instruments that have the same look, feel and functionality as conventional instruments that surgeons have been using for years. The AEM product line encompasses the full range of instrument sizes, types and styles favored by surgeons. Additionally we continued to improve quality and add to the product line. These additions include more disposable versions, the introduction of hand-activated instruments, our enhanced scissors, the e∙Edge™ scissors, and the EM3 AEM Monitor. Hospitals can make a complete and smooth conversion to our product line, thereby advancing patient safety in MIS with optimal convenience.

Outlook

Installed Base of AEM Monitoring Equipment:  We believe that sales of our installed base of AEM products will increase sales as the inherent risks associated with monopolar laparoscopic electrosurgery become more widely acknowledged and, as we focus on increasing our sales efficiency and continue to enhance our product line. We expect that the replacement sales of electrosurgical instruments and accessories will also increase as additional facilities adopt AEM technology. We anticipate that the efforts to improve the productivity of sales representatives carrying the AEM product line, along with the introduction of next generation products, may provide the basis for increased sales and profitable operations. However, these measures, or any others that we may adopt, may not result in either increased sales or profitable operations.

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

Possibility of Operating Losses:  We have an accumulated deficit of $19,574,098 at September 30, 2014. Operating funds have been provided primarily by issuances of our common stock and warrants, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital. We have made strides toward improving our operating results but due to the ongoing need to develop, optimize and train our direct sales managers and the independent sales representative network, the need to support the development of refinements to our product line, and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to raise additional capital.

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

Results of Operations

For the quarter ended September 30, 2014 compared to the quarter ended September 30, 2013.

Net Revenue.  Net revenue for the quarter ended September 30, 2014 was $2,279,346 compared to $2,645,464 for the quarter ended September 30, 2013, a decrease of 14%. The decrease of net revenue is attributable to business lost from accounts that stopped using AEM technology and to other cost-reduction factors, including, but not limited to, using alternatives to AEM products, using less AEM products, and using outside reprocessors who reprocess our products for resale.

Gross profit.  Gross profit for the quarter ended September 30, 2014 of $1,075,499 represented a decrease of 24% from gross profit of $1,407,162 for the quarter ended September 30, 2013. Gross profit as a percentage of sales (gross margins) decreased from 53% for the quarter ended September 30, 2013 to 47% for the quarter ended September 30, 2014. The decrease in gross margins in the quarter ended September 30, 2014 was the result of higher material costs, scrap costs and the increase in overhead costs per unit of product due to decreased volume of product.

Sales and marketing expenses.  Sales and marketing expenses of $700,942 for the quarter ended September 30, 2014 represented a decrease of 2% from sales and marketing expenses of $713,792 for the quarter ended September 30, 2013. The decrease was the result of reduced compensation as a result of a reduced number of marketing and direct sales representatives, and reduced travel and meals. The decrease in expense was partially offset by increased commissions for increased independent sales representatives and outside marketing services.

General and administrative expenses.  General and administrative expenses of $380,636 for the quarter ended September 30, 2014 represented an increase of 7% from general and administrative expenses of $355,067 for the quarter ended September 30, 2013. The increase was the result of increased compensation and recruiting fees. The increase in expense was partially offset by decreased legal fees.

Research and development expenses.  Research and development expenses of $357,627 for the quarter ended September 30, 2014 represented an increase of 13% compared to $315,649 for the quarter ended September 30, 2013. The increase was the result of increased inventory usage and outside services.

Other income and expense, net.  Other income and expense, net includes medical device excise tax of $49,868 and $58,884 for the quarters ended September 30, 2014 and September 30, 2013, respectively.

Net loss.  Net loss was $414,370 for the quarter ended September 30, 2014 compared to net loss of $50,050 for the quarter ended September 30, 2013. Net loss was a result of lower net revenue and lower gross profit margin. Net loss was partially reduced by significantly lower operating expenses.

For the six months ended September 30, 2014 compared to the six months ended September 30, 2013.

Net Revenue.  Net revenue for the six months ended September 30, 2014 was $4,755,603 compared to $5,327,313 for the six months ended September 30, 2013, a decrease of 11%. The decrease of net revenue is attributable to business lost from accounts that stopped using AEM technology and to other cost-reduction factors, including, but not limited to, using alternatives to AEM products, using less AEM products, and using outside reprocessors who reprocess our products for resale.

Gross profit.  Gross profit for the six months ended September 30, 2014 of $2,297,457 represented a decrease of 20% from gross profit of $2,865,059 for the six months ended September 30, 2013. Gross profit as a percentage of sales (gross margins) decreased from 53.8% for the six months ended September 30, 2013 to 48.3% for the six months ended September 30, 2014. The decrease in gross margins in the six months ended September 30, 2014 was the result of higher material costs, scrap costs and the increase in overhead costs per unit of product due to decreased volume of product.

Sales and marketing expenses.  Sales and marketing expenses of $1,383,515 for the six months ended September 30, 2014 represented a decrease of 17% from sales and marketing expenses of $1,664,977 for the six months ended September 30, 2013. The decrease was the result of reduced compensation as a result of a reduced number of marketing and direct sales representatives, reduced promotion expense, and reduced sales samples, travel and meals. The decrease in expense was partially offset by increased commissions for increased independent sales representatives, recruiting fees and outside marketing services.

General and administrative expenses.  General and administrative expenses of $751,063 for the six months ended September 30, 2014 represented an increase of 6% from general and administrative expenses of $708,111 for the six months ended September 30, 2013. The increase was the result of compensation. The increase in expense was partially offset by decreased legal fees.

Research and development expenses.  Research and development expenses of $673,048 for the six months ended September 30, 2014 represented a decrease of 4% compared to $703,735 for the six months ended September 30, 2013. The decrease was the result of decreased compensation, temporary help, consulting fees and outside services.

Other income and expense, net.  Other income and expense, net includes medical device excise tax of $103,991 and $120,233 for the six months ended September 30, 2014 and September 30, 2013, respectively.

Net loss.  Net loss was $616,728 for the six months ended September 30, 2014 compared to net loss of $361,247 for the six months ended September 30, 2013. Net loss was a result of lower net revenue and lower gross profit margin. Net loss was partially reduced by significantly lower operating expenses.

The results of operations for the three and six months ended September 30, 2014 are not indicative of the results of operations for all or any part of the balance of the fiscal year.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock and, in some years, by operating profits. Common stock and additional paid in capital totaled $23,575,016 from our inception through September 30, 2014.

On May 19, 2014, we signed an amendment to our credit facility agreement with Silicon Valley Bank, effective May 10, 2014. The terms of the credit facility include a line of credit for $2,000,000 for one year at an interest rate calculated at the prime rate plus 1.25%, subject to increase upon a default. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. The credit facility is secured by all tangible and intangible assets, whether now owned or hereafter acquired, wherever located. As of September 30, 2014, we had no borrowings from our line of credit and, under our eligible receivables and inventory limit, we had $792,000 available to borrow.

Our operations used $602,737 of cash during the six months ended September 30, 2014 on net revenue of $4,755,603. Cash was used, principally, by our net loss and decreased accounts payable, and was partially offset by decreased inventories. The amounts of cash used by operations for the six months ended September 30, 2014 are not indicative of the expected amounts of cash to be generated from or used in operations in fiscal year 2015. During the six months ended September 30, 2014, we invested $21,918 in the acquisition of property and equipment. As of September 30, 2014, we had $1,038,895 in cash and cash equivalents available to fund future operations. Working capital was $2,922,229 at September 30, 2014 compared to $3,405,671 at March 31, 2014. The decrease of working capital at September 30, 2014 was the result, principally, of our net loss. Current liabilities were $1,229,581 at September 30, 2014, compared to $1,436,744 at March 31, 2014. The decrease in current liabilities at September 30, 2014 was principally caused by a decrease to accounts payable.

Effective December 1, 2013, we extended our noncancelable lease agreement through July 31, 2019 for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease includes $172,176 of leasehold improvements granted by the landlord. The $172,176 was recorded on our condensed balance sheets as leasehold improvements and deferred rent. The leasehold improvements are being amortized over the lesser of the lease term or the assets life and the deferred rent is being amortized against rent expense over the lease term. The minimum future lease payment, by fiscal year, as of September 30, 2014 is as follows:

Fiscal Year	Amount
2015 (six months remaining)	195,365
2016	268,672
2017	276,732
2018	285,034
2019	293,585
2020	99,800
Total	$1,419,188

Our minimum future capital equipment lease payments with General Electric Capital Corporation as of September 30, 2014, by fiscal year, are as follows:

Fiscal Year	Amount
2015 (six months remaining)	38,105
2016	53,470
2017	4,283
Total	95,858
Less portion representing interest	(6,876)
Present value of minimum lease payment	88,982
Less current portion	(59,972)
$29,010

As of September 30, 2014, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	1,449,931	329,426	873,913	246,592	—

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

Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally six to seven years. We use the straight-line method of depreciation for property and equipment. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized.

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

We currently estimate forfeitures for stock-based compensation expense related to employee stock options and RSUs at 20% and evaluate the forfeiture rate quarterly. Other assumptions that are used in calculating stock-based compensation expense include risk-free interest rate, expected life, expected volatility and expected dividend.

ITEM 4   —   CONTROLS AND PROCEDURES

(a)  We have carried out an evaluation under the supervision and with the participation of our management, including our President and CEO and Principal Accounting and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the President and CEO and the Principal Accounting and Financial Officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective.

(b)  During the quarter ended September 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                                             OTHER INFORMATION

ITEM 6                                                   Exhibits

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

10.1	2014 Equity Incentive Plan (Incorporated by reference to Appendix A of our definitive proxy statement dated July 11, 2014).

31.1	Certification of President and CEO under Rule 13a-14(a) of the Exchange Act (filed herewith).

31.2	Certification of Principal Financial and Accounting Officer under Rule 13a-14(a) of the Exchange Act (filed herewith).

32.1	Certifications of President and CEO and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101

The following materials from Encision Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Income, (iii) the unaudited Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged at Level I.

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

Encision Inc.

November 13, 2014	/s/ Mala Ray
Date	Mala Ray
Controller
Principal Accounting Officer &
Principal Financial Officer