Form 10-Q
period 2014-12-31
ENCISION INC
filed 2015-02-06
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	10,673,225 Shares
(Class)	(outstanding at January 31, 2015)

ENCISION INC.

FORM 10-Q

For the Nine Months Ended December 31, 2014

PART I                  FINANCIAL INFORMATION

ITEM 1 —  CONDENSED INTERIM FINANCIAL STATEMENTS

Encision Inc.

Condensed Balance Sheets

(unaudited)

	December 31, 2014	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$688,302	$1,689,580
Accounts receivable, net of allowance for doubtful accounts of $13,000 at December 31, 2014 and $8,000 at March 31, 2014	1,013,714	863,220
Inventories, net of reserve for obsolescence of $220,000 at December 31, 2014 and $560,000 at March 31, 2014	2,087,785	2,224,228
Prepaid expenses	212,523	65,387
Total current assets	4,002,324	4,842,415
Equipment, at cost:
Furniture, fixtures and equipment	2,954,766	3,641,037
Customer-site equipment	954,695	1,016,265
Accumulated depreciation	(3,056,877)	(3,552,079)
Equipment, net	852,584	1,105,223
Patents, net of accumulated amortization of $236,756 at December 31, 2014 and $215,969 at March 31, 2014	257,383	248,971
Other assets	17,512	14,127
TOTAL ASSETS	$5,129,803	$6,210,736
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$581,349	$666,159
Accrued compensation	304,824	264,595
Other accrued liabilities	419,781	408,549
Lease payable — short term	—	67,057
Deferred rent — short term	30,384	30,384
Line of credit	83,500	—
Total current liabilities	1,419,838	1,436,744
Lease payable — long term	—	54,619
Deferred rent — long term	108,877	131,664
Total liabilities	1,528,715	1,623,027
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 10,673,225 shares issued and outstanding at December 31, 2014 and March 31, 2014	23,592,034	23,545,080
Accumulated (deficit)	(19,990,946)	(18,957,371)
Total shareholders’ equity	3,601,088	4,587,709
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,129,803	$6,210,736

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
NET REVENUE	2,608,408	2,715,505	7,364,011	8,042,818
COST OF REVENUE	1,392,805	1,291,990	3,850,951	3,754,244
GROSS PROFIT	1,215,603	1,423,515	3,513,060	4,288,574
OPERATING EXPENSES:
Sales and marketing	791,113	600,896	2,174,627	2,265,873
General and administrative	433,636	360,867	1,184,700	1,068,977
Research and development	353,447	363,652	1,026,495	1,067,388
Total operating expenses	1,578,196	1,325,415	4,385,822	4,402,238
OPERATING INCOME (LOSS)	(362,593)	98,100	(872,762)	(113,664)
Interest expense, net	(1,593)	(12,663)	(6,634)	(35,669)
Other expense, net	(52,661)	(52,891)	(154,179)	(179,368)
Interest expense and other expense, net	(54,254)	(65,554)	(160,813)	(215,037)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(416,847)	32,546	(1,033,575)	(328,701)
Provision for income taxes	—	—	—	—
NET INCOME (LOSS)	$(416,847)	$32,546	$(1,033,575)	$(328,701)
Net income (loss) per share—basic and diluted	$(0.04)	$0.00	$(0.10)	$(0.04)
Weighted average shares—basic	10,673,225	8,616,110	10,673,225	8,346,435
Weighted average shares—diluted	10,673,225	8,619,727	10,673,225	8,346,435

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	December 31, 2014	December 31, 2013
Cash flows from operating activities:
Net loss	$(1,033,575)	$(328,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	293,726	361,040
Share-based compensation expense	46,954	44,557
Provision for doubtful accounts, net	5,000	1,000
Provision for inventory obsolescence, net	116,501	29,000
Change in operating assets and liabilities:
Accounts receivable	(155,494)	(75,626)
Inventories	19,942	243,252
Prepaid expenses and other assets	(150,521)	(48,437)
Accounts payable	(84,810)	(437,437)
Accrued compensation and other accrued liabilities	(93,002)	32,671
Net cash (used in) operating activities	(1,035,279)	(178,681)
Cash flows from investing activities:
Acquisition of property and equipment	(20,300)	(359,247)
Patent costs	(29,199)	(30,468)
Net cash (used in) investing activities	(49,499)	(389,715)
Cash flows from financing activities:
Borrowings from credit facility	83,500	—
Proceeds from the issuance of common stock	—	1,970,500
Cost of the issuance of common stock	—	(7,974)
Net cash provided by financing activities	83,500	1,962,526
Net decrease in cash and cash equivalents	(1,001,278)	1,394,130
Cash and cash equivalents, beginning of period	1,689,580	126,224
Cash and cash equivalents, end of period	$688,302	$1,520,354

The accompanying notes to financial statements are an integral part of these condensed statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

We have an accumulated deficit of $19,990,946 at December 31, 2014. Operating funds have been provided primarily by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital in the future.

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

Fair Value of Financial Instruments.  Our financial instruments consist of cash and cash equivalents, short-term trade receivables, payables and a line of credit. The carrying values of cash and cash equivalents, short-term trade receivables, payables and line of credit approximate their fair value due to their short maturities.

Concentration of Credit Risk.  Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents, accounts receivable and a line of credit. The amount of cash on deposit with financial institutions exceeds the $250,000 federally insured limit at December 31, 2014. We believe that cash on deposit that exceeds $250,000 with financial institutions is financially sound and the risk of loss is minimal.

We have no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. We maintain the majority of our cash balances with one financial institution in the form of demand deposits.

Accounts receivable are typically unsecured and are derived from transactions with and from entities in the healthcare industry primarily located in the United States. Accordingly, we may be exposed to credit risk generally associated with the healthcare industry. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The net accounts receivable balance at December 31, 2014 of $1,013,714 included 9% from one customer. The net accounts receivable balance at March 31, 2014 of $863,220 included no more than 5% from any one customer.

Warranty Accrual.  We provide for the estimated cost of product warranties at the time sales are recognized and include it as other accrued liabilities. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is based upon historical experience and is also affected by product failure rates and material usage incurred in correcting a product failure. Should actual product failure rates or material usage costs differ from our estimates, revisions to the estimated warranty liability would be required.

Inventories.  Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At December 31, 2014 and March 31, 2014, inventory consisted of the following:

	December 31, 2014	March 31, 2014
Raw materials	$1,396,294	$1,498,867
Finished goods	911,491	1,285,361
Total gross inventories	2,307,785	2,784,228
Less reserve for obsolescence	(220,000)	(560,000)
Total net inventories	$2,087,785	$2,224,228

Property and Equipment. Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally five to seven years. We use the straight-line method of depreciation for property and equipment. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized.

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

Income Taxes.  We account for income taxes under the provisions of FASB Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. ASC 740 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized. As a result, no provision for income tax is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. We are required to make many subjective assumptions and judgments regarding our income tax exposures. At December 31, 2014, we had no unrecognized tax benefits, which would affect the effective tax rate if recognized and had no accrued interest, or penalties related to uncertain tax positions.

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

Stock-based compensation expense recognized under ASC 718 for the three and nine months ended December 31, 2014 was $17,018 and $46,954, respectively, and for the three and nine months ended December 31, 2013 was $16,486 and $44,557, respectively, which consisted of stock-based compensation expense related to grants of employee stock options and restricted stock units (“RSUs”).

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Net income (loss)	$(416,847)	$32,546	$(1,033,575)	$(328,701)
Weighted-average shares — basic	10,673,225	8,616,110	10,673,225	8,346,435
Effect of dilutive potential common shares	—	3,617	—	—
Weighted-average shares — diluted	10,673,225	8,619,727	10,673,225	8,346,435
Net income (loss) per share — basic	$(0.04)	$0.00	$(0.10)	$(0.04)
Net income (loss) per share — diluted	$(0.04)	$0.00	$(0.10)	$(0.04)
Antidilutive employee stock options and RSUs	599,924	617,000	599,924	627,000

Note 4.   COMMITMENTS AND CONTINGENCIES

Effective December 1, 2013, we extended our noncancelable lease agreement through July 31, 2019 for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease includes $172,176 of leasehold improvements granted by the landlord. The $172,176 was recorded on our condensed balance sheets as leasehold improvements and deferred rent. The leasehold improvements are being amortized over the lesser of the lease term or the assets life and the deferred rent is being amortized against rent expense over the lease term. The minimum future lease payment, by fiscal year, as of December 31, 2014 is as follows:

Fiscal Year	Amount
2015 (Three months remaining)	65,125
2016	268,672
2017	276,732
2018	285,034
2019	293,585
2020	99,800
Total	$1,288,948

We paid off our capital equipment lease with General Electric Capital Corporation and, at December 31, 2014, have no balance remaining.

Included in our furniture, fixtures and equipment balance is leased equipment that was acquired, under the provisions of a long-term capital lease, during the quarter ended September 30, 2013. The equipment had an original cost of $177,547 and has a net book value of $66,467 at December 31, 2014.

On May 19, 2014, we signed an amendment to our credit facility agreement with Silicon Valley Bank, effective May 10, 2014. The terms of the credit facility include a line of credit for $2,000,000 for one year at an interest rate calculated at the prime rate plus 1.25%, subject to increase upon a default. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. The credit facility is secured by all tangible and intangible assets, whether now owned or hereafter acquired, wherever located. At December 31, 2014, we had $83,500 of borrowings from our line of credit and, under our eligible receivables and inventory limit, we had $926,000 available to borrow.

Aside from the operating lease, we do not have any material contractual commitments requiring settlement in the future.

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine compliance with these regulations. We believe that we were in substantial compliance with all known regulations at December 31, 2014. FDA inspections are conducted periodically at the discretion of the FDA. Our latest inspection by the FDA occurred in December 2012.

Note 5.   SHARE-BASED COMPENSATION

The provisions of ASC 718-10-55 requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and RSUs, based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options, RSUs and employee stock purchases for the three and nine months ended December 31, 2014 and 2013, which was allocated as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Cost of sales	$491	$345	$1,473	$1,035
Sales and marketing	2,770	2,438	8,307	6,234
General and administrative	12,996	12,186	34,891	30,344
Research and development	761	1,517	2,283	6,944
Stock-based compensation expense	$17,018	$16,486	$46,954	$44,557

Share-based compensation cost for stock options is measured at the grant date, based on the fair value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. The BSM option-pricing model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk-free interest rate and expected dividends. There were 30,000 and 95,000 stock options granted during the three and nine months ended December 31, 2014, respectively. There were 15,000 and 30,000 stock options forfeited during the three and nine months ended December 31, 2014, respectively. Share-based compensation cost for RSUs is measured based on the closing fair market value of the Company’s common stock on the date of grant. There were 14,286 and 24,924 RSUs granted during the three and nine months ended December 31, 2014, respectively.

As of December 31, 2014, $291,000 of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over a period of five years.

Note 6.   RELATED PARTY TRANSACTION

We paid consulting fees of $20,880 and $64,553 to an entity owned by one of our directors during the three and nine months ended December 31, 2014, respectively, and $18,623 and $52,644 during the three and nine months ended December 31, 2013.

We have an employment agreement with Roger C. Odell, an employee. The employment agreement began January 2013 and continues until January 2016. We have accrued a liability for the employment agreement of $120,000 at December 31, 2014 and March 31, 2014.

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

General

Encision Inc., a medical device company based in Boulder, Colorado, has developed and markets innovative technology that provides unprecedented outcomes and patient safety in minimally-invasive surgery. We believe that our patented Active Electrode Monitoring (“AEM®”) AEM EndoShield™. Burn Protection System is changing the marketplace for electrosurgical devices and laparoscopic instruments by providing a solution to a well-documented hazard unique to laparoscopic surgery. The Center for Medicare and Medicaid Services (CMS) recently published its Hospital-Acquired Condition Reduction Program effective October 1, 2014. At that time, the program began to levy as much as a 1% penalty on Medicare reimbursements on hospitals in the lower quadrant of performance for selected quality indicators, including accidental puncture and laceration (“APL”). Examples of APL include the use of a cautery device (electrosurgery) or scissors to dissect a tissue plane that errantly causes an injury to underlying bowels.

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

When a hospital or surgery center changes to AEM technology, we receive recurring revenue from sales of replacement instruments. We believe that there is no directly competing technology to supplant AEM products. The replacement market of reusable and disposable AEM products in hospitals and surgery centers that use our AEM technology represented over 90% of our product revenue during the nine months ended December 31, 2014. This revenue stream is expected to grow as the base of accounts using AEM technology expands. In addition, we intend to further develop disposable versions of more of our AEM products in order to meet market demands and expand our sales opportunities.

We have an accumulated deficit of $19,990,946 at December 31, 2014. Operating funds have been provided primarily by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital in the future.

During the nine months ended December 31, 2014, we used $1,035,279 of cash for our operations and used $20,300 for investments in property and equipment. As of December 31, 2014, we had $688,302 in cash and cash equivalents available to fund future operations, a decrease of $1,001,278 from March 31, 2014. Our working capital was $2,582,486 at December 31, 2014 compared to $3,405,671 at March 31, 2014.

Historical Perspective

We were organized in 1991 and spent several years developing the AEM monitoring system and protective sheaths to adapt to conventional electrosurgical instruments. We have invested heavily in an effort to protect our valuable technology, and, as a result of this effort, we have been issued 11 unexpired relevant patents that together form a significant intellectual property position. Our patents relate to the basic shielding and monitoring technologies that we incorporate into our AEM products. As of December 31, 2014, we have 11 unexpired United States patents relating to specific implementations of shielding and monitoring in instruments.

Our AEM Surgical Instruments have been engineered to provide a seamless transition for surgeons switching from conventional laparoscopic instruments. AEM technology has been integrated into instruments that have the same look, feel and functionality as conventional instruments that surgeons have been using for years. The AEM product line encompasses the full range of instrument sizes, types and styles favored by surgeons. Additionally we continued to improve quality and add to the product line. These additions include more disposable versions, the introduction of hand-activated instruments, our enhanced scissors, our e Edge™ scissors, our EM3 AEM Monitor and our AEM EndoShield Burn Protection System. Hospitals can make a complete and smooth conversion to our product line, thereby advancing patient safety in MIS with optimal convenience.

Outlook

Installed Base of AEM Monitoring Equipment:  We believe that sales of our installed base of AEM products will increase as the inherent risks associated with monopolar laparoscopic electrosurgery become more widely acknowledged and as we focus on increasing our sales efficiency and continue to enhance our product line. We expect that the replacement sales of electrosurgical instruments and accessories will also increase as additional facilities adopt AEM technology. We anticipate that the efforts to improve the productivity of sales representatives carrying the AEM product line, along with the introduction of next generation products, may provide the basis for increased sales and profitable operations. However, these measures, or any others that we may adopt, may not result in either increased sales or profitable operations.

We believe that the unique performance of the AEM technology and our breadth of independent endorsements provide an opportunity for continued market share growth. In our view, market awareness and awareness of the clinical credibility of the AEM technology, as well as awareness of our endorsements, are improving, and we expect this awareness to benefit our sales efforts for the remainder of fiscal year 2015. Our objectives for the remainder of fiscal year 2015 are to optimize sales execution, to expand market awareness of the AEM technology and to maximize the number of additional hospital and surgery center accounts switching to AEM instruments while retaining existing customers. In addition, acceptance of AEM products depends on surgeons’ preference for our instruments, which depends on factors such as ergonomics, quality and ease of use in addition to the technological and safety advantages of AEM products. If surgeons prefer other instruments to our instruments, our business results will suffer.

The Patient Protection and Affordable Care Act includes a provision that imposes a 2.3% excise tax on the sale of certain medical devices by a manufacturer, producer or importer of such devices in the United States. Most of our product revenue is subject to the tax. We include the medical device tax in other expense.

Possibility of Operating Losses:  We have an accumulated deficit of $19,990,946 at December 31, 2014. Operating funds have been provided primarily by issuances of our common stock and warrants, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital. We have made strides toward improving our operating results but due to the ongoing need to develop, optimize and train our direct sales managers and the independent sales representative network, the need to support the development of refinements to our product line, and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to raise additional capital.

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

Results of Operations

For the quarter ended December 31, 2014 compared to the quarter ended December 31, 2013.

Net Revenue.  Net revenue for the quarter ended December 31, 2014 was $2,608,408 compared to $2,715,505 for the quarter ended December 31, 2013, a decrease of 4%. The decrease of net revenue is attributable to business lost from accounts that stopped using AEM technology and to other cost-reduction factors, including, but not limited to, using alternatives to AEM products, using less AEM products, and using outside reprocessors who reprocess our products for resale.

Gross profit.  Gross profit for the quarter ended December 31, 2014 of $1,215,603 represented a decrease of 15% from gross profit of $1,423,515 for the quarter ended December 31, 2013. Gross profit as a percentage of sales (gross margins) decreased from 52% for the quarter ended December 31, 2013 to 47% for the quarter ended December 31, 2014. The decrease in gross margins in the quarter ended December 31, 2014 was the result of higher material costs, scrap costs and mix of product sold.

Sales and marketing expenses.  Sales and marketing expenses of $791,113 for the quarter ended December 31, 2014 represented an increase of 32% from sales and marketing expenses of $600,896 for the quarter ended December 31, 2013. The increase was the result of increased advertising and sales samples, especially for our new AEM EndoShield Burn Protection System, increased independent sales representative commissions and increased travel and meals. The increase in expense was partially offset by reduced compensation as a result of a reduced number of marketing and direct sales representatives.

General and administrative expenses.  General and administrative expenses of $433,636 for the quarter ended December 31, 2014 represented an increase of 20% from general and administrative expenses of $360,867 for the quarter ended December 31, 2013. The increase was the result of increased compensation and regulatory fees. The increase in expense was partially offset by decreased outside services.

Research and development expenses.  Research and development expenses of $353,447 for the quarter ended December 31, 2014 represented a decrease of 3% compared to $363,652 for the quarter ended December 31, 2013. The decrease was the result of decreased compensation, test materials and tooling. The decrease in expense was partially offset by increased outside services.

Other income and expense, net.  Other income and expense, net includes medical device excise tax of $57,090 and $58,679 for the quarters ended December 31, 2014 and December 31, 2013, respectively.

Net loss.  Net loss was $416,847 for the quarter ended December 31, 2014 compared to net income of $32,546 for the quarter ended December 31, 2013. Net loss was a result of lower net revenue, lower gross profit margin and higher operating expenses, as explained above.

For the nine months ended December 31, 2014 compared to the nine months ended December 31, 2013.

Net Revenue.  Net revenue for the nine months ended December 31, 2014 was $7,364,011 compared to $8,042,818 for the nine months ended December 31, 2013, a decrease of 8%. The decrease of net revenue is attributable to business lost from accounts that stopped using AEM technology and to other cost-reduction factors, including, but not limited to, using alternatives to AEM products, using less AEM products, and using outside reprocessors who reprocess our products for resale.

Gross profit.  Gross profit for the nine months ended December 31, 2014 of $3,513,060 represented a decrease of 18% from gross profit of $4,288,574 for the nine months ended December 31, 2013. Gross profit as a percentage of sales (gross margins) decreased from 53.3% for the nine months ended December 31, 2013 to 47.7% for the nine months ended December 31, 2014. The decrease in gross margins in the nine months ended December 31, 2014 was the result of higher material costs, scrap costs and the increase in overhead costs per unit of product due to decreased volume of product.

Sales and marketing expenses.  Sales and marketing expenses of $2,174,627 for the nine months ended December 31, 2014 represented a decrease of 4% from sales and marketing expenses of $2,265,873 for the nine months ended December 31, 2013. The decrease was the result of reduced compensation as a result of a reduced number of marketing and direct sales representatives, reduced promotion expense, and reduced sales samples, travel and meals. The decrease in expense was partially offset by increased commissions for increased independent sales representatives, recruiting fees and outside marketing services.

General and administrative expenses.  General and administrative expenses of $1,184,700 for the nine months ended December 31, 2014 represented an increase of 11% from general and administrative expenses of $1,068,977 for the nine months ended December 31, 2013. The increase was the result of increased compensation. The increase in expense was partially offset by decreased outside services.

Research and development expenses.  Research and development expenses of $1,026,495 for the nine months ended December 31, 2014 represented a decrease of 4% compared to $1,067,388 for the nine months ended December 31, 2013. The decrease was the result of decreased compensation, temporary help, consulting fees and outside services. The decrease in expense was partially offset by increased inventory usage and outside services.

Other income and expense, net.  Other income and expense, net includes medical device excise tax of $161,081 and $178,919 for the nine months ended December 31, 2014 and December 31, 2013, respectively.

Net loss.  Net loss was $1,033,575 for the nine months ended December 31, 2014 compared to net loss of $328,701 for the nine months ended December 31, 2013. Net loss was a result of lower net revenue, lower gross profit margin, as explained above.

The results of operations for the three and nine months ended December 31, 2014 are not indicative of the results of operations for all or any part of the balance of the fiscal year.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock and, in some years, by operating profits. Common stock and additional paid in capital totaled $23,592,034 from our inception through December 31, 2014.

On May 19, 2014, we signed an amendment to our credit facility agreement with Silicon Valley Bank, effective May 10, 2014. The terms of the credit facility include a line of credit for $2,000,000 for one year at an interest rate calculated at the prime rate plus 1.25%, subject to increase upon a default. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. The credit facility is secured by all tangible and intangible assets, whether now owned or hereafter acquired, wherever located. As of December 31, 2014, we had $83,500 of borrowings from our line of credit and, under our eligible receivables and inventory limit, we had $926,000 available to borrow.

Our operations used $1,035,279 of cash during the nine months ended December 31, 2014 on net revenue of $7,364,011. Cash was used, principally, by our net loss, increased accounts receivable and prepaid expenses and other assets. The amounts of cash used by operations for the nine months ended December 31, 2014 are not indicative of the expected amounts of cash to be generated from or used in operations in fiscal year 2015. During the nine months ended December 31, 2014, we invested $20,300 in the acquisition of property and equipment. As of December 31, 2014, we had $688,302 in cash and cash equivalents available to fund future operations. Working capital was $2,582,486 at December 31, 2014 compared to $3,405,671 at March 31, 2014. The decrease of working capital at December 31, 2014 was the result, principally, of our net loss. Current liabilities were $1,419,838 at December 31, 2014, compared to $1,436,744 at March 31, 2014. The decrease in current liabilities at December 31, 2014 was principally caused by a decrease to accounts payable.

Effective December 1, 2013, we extended our noncancelable lease agreement through July 31, 2019 for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease includes $172,176 of leasehold improvements granted by the landlord. The $172,176 was recorded on our condensed balance sheets as leasehold improvements and deferred rent. The leasehold improvements are being amortized over the lesser of the lease term or the assets life and the deferred rent is being amortized against rent expense over the lease term. The minimum future lease payment, by fiscal year, as of December 31, 2014 is as follows:

Fiscal Year	Amount
2015 (Three months remaining)	65,125
2016	268,672
2017	276,732
2018	285,034
2019	293,585
2020	99,800
Total	$1,288,948

We paid off our capital equipment lease with General Electric Capital Corporation and, at December 31, 2014, have no balance remaining.

Included in our furniture, fixtures and equipment balance is leased equipment that was acquired, under the provisions of a long-term capital lease, during the quarter ended September 30, 2013. The equipment had an original cost of $177,547 and has a net book value of $66,467 at December 31, 2014.

On May 19, 2014, we signed an amendment to our credit facility agreement with Silicon Valley Bank, effective May 10, 2014. The terms of the credit facility include a line of credit for $2,000,000 for one year at an interest rate calculated at the prime rate plus 1.25%, subject to increase upon a default. Our borrowing under the credit facility is limited by our eligible receivables and inventory at the time of borrowing. The credit facility is secured by all tangible and intangible assets, whether now owned or hereafter acquired, wherever located. At December 31, 2014, we had $83,500 of borrowings from our line of credit and, under our eligible receivables and inventory limit, we had $926,000 available to borrow.

Aside from the operating lease, we do not have any material contractual commitments requiring settlement in the future.

As of December 31, 2014, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	1,288,948	266,629	849,123	173,196	—
Line of credit obligation	83,500	83,500	—	—	—
	1,372,448	350,129	849,123	173,196	—

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

Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally five to seven years. We use the straight-line method of depreciation for property and equipment. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized.

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

ITEM 4 —   CONTROLS AND PROCEDURES

(a)  We have carried out an evaluation under the supervision and with the participation of our management, including our President and CEO and Principal Accounting and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the President and CEO and the Principal Accounting and Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective.

(b)  During the quarter ended December 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following materials from Encision Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Income, (iii) the unaudited Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged at Level I.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Encision Inc.

February 6, 2015	/s/ Mala Ray
Date	Mala Ray
Controller
Principal Accounting Officer &
Principal Financial Officer