Form 10-K
period 2015-03-31
ENCISION INC
filed 2015-06-19
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(Mark One)

☒         ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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

Large accelerated filer  ☐      Accelerated filer  ☐         Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of September 30, 2014, the aggregate market value of the shares of common stock held by non-affiliates of the issuer on such date was $4,323,233. This figure is based on the average bid and asked price of $0.93 per share of the issuer’s common stock on September 30, 2014 as quoted on the OTCQB Marketplace.

The number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date.

Common Stock, no par value	10,673,225
(Class)	(Outstanding at May 31, 2015)

Documents Incorporated by Reference: Definitive Proxy Statement for the 2015 Annual Shareholders’ Meeting to be filed with the Securities and Exchange Commission and incorporated by reference as described in Part III. The 2015 Proxy Statement will be filed within 120 days after the end of the fiscal year ended March 31, 2015.

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

We address market opportunities created by the increase in minimally-invasive surgery (“MIS”) and surgeons’ use of electrosurgery devices in these procedures. The product opportunity exists in that monopolar electrosurgery instruments used in laparoscopic procedures provide excellent clinical results, but are also susceptible to causing inadvertent collateral tissue damage outside the surgeon’s field of view. The risk of unintended electrosurgical burn injury to the patient in laparoscopic surgery has been well documented. This risk poses a threat to patient safety, including the risk of death, and creates liability exposure for surgeons and hospitals, and increased and preventable readmissions. Our technology helps to reduce hospital risk and liability.

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

Business Highlights

Proprietary, Patented Technology

We have developed and launched patented AEM Surgical Instruments that enhance patient safety and patient outcomes in laparoscopic surgical procedures. We have been issued 11 unexpired patents relating to AEM technology from the United States Patent and Trademark Office, each encompassing multiple claims, and which have between one and eighteen years seven months remaining. We also have patents relating to AEM technology issued in Europe, Japan, Canada and Australia.

Technology Solves a Well-Documented Risk in Minimally Invasive Surgery

MIS offers significant benefits for patients by reducing trauma, hospital stays, recovery times and medical costs.  However, these benefits have not been achieved without the emergence of new risks. The risk of unintended tissue damage from stray electrosurgical energy has been well documented. Such injuries can be especially troubling given that often these injuries are out of the field of view,  they can go unrecognized, and can lead to a cascade of adverse events, including death. Our patented AEM technology eliminates the risk of stray electrosurgical burns in MIS while providing surgeons with the tissue effects they desire.

Product Line has been Developed and Launched

Our AEM Surgical Instruments have been engineered to provide a seamless transition for surgeons switching from conventional laparoscopic instruments. AEM technology has been integrated into instruments that have the same look, feel and functionality as conventional instruments that surgeons have been using for years. The AEM product line encompasses the full range of instrument sizes, types and styles favored by surgeons. Additionally we continued to improve quality and added our AEM EndoShield™ Burn Protection System (“EndoShield”), during our fiscal year ended March 31, 2015. Thus, hospitals can make a complete and smooth conversion to our product line, thereby advancing patient safety in MIS.

Emerging as a Standard of Care

We believe that AEM technology is following a similar path as previous technological developments in surgery. Throughout the history of electrosurgery, companies that have developed significant technological breakthroughs in patient safety have seen their technologies become widely used. As with “Isolated” electrosurgical generators in the 1970s and with “REM” technology in the 1980s, AEM technology is receiving the broad endorsements that drove these previous new technologies to becoming a standard of care. We believe that it is possible to follow a course similar to that of pulse oximetry in becoming a standard of care. Our proprietary AEM technology enhances patient safety in MIS, especially in light of laparoscopic instruments being in closer proximity with single-port and reduced-port approaches. As a result, knowledgeable clinicians are now advocating AEM technology’s use.

Developing Distribution Network is Advancing Utilization of AEM Technology

Our AEM technology, in the hands of a sales network with broad access to the surgery marketplace, will help to increase utilization and market share. Historically, our sales and marketing efforts have been hindered by our small size and limited distribution channels. While these limitations continue, we have improved our sales network, which provided new hospital accounts with AEM technology in our fiscal year ended March 31, 2015. Our supplier agreements with Group Purchasing Organizations (“GPOs”) and other key hospitals systems, such as Ascension, are beginning to expose more hospitals to the benefits of our AEM technology.

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

A component of the endoscopic surgery products market includes laparoscopic hand instruments, including scissors, graspers, dissectors, forceps, suction/irrigation devices, clip appliers and other surgical instruments of various designs, which provide a variety of tissue effects. Among the laparoscopic hand instruments, approximately $500 million in sales annually are instruments designed for “monopolar” electrosurgical utility. This market for laparoscopic monopolar electrosurgical instruments is the market we are targeting with our innovative AEM Surgical Instruments. Our proprietary AEM product line supplants the conventional “non-shielded, non-monitored” electrosurgical instruments commonly used in laparoscopic surgery.

When a hospital decides to use our AEM technology, we make recurring sales to such hospital for replacement instruments. Sales from replacement reusable and disposable AEM products in hospitals represented over 90% of our sales in the fiscal year ended March 31, 2015, and we expect this sales stream to grow as new hospitals increasingly adopt AEM technology and existing hospitals increase usage of AEM instrumentation. We also expect to increase the value per procedure delivered to our customers and, therefore, expect the dollars per procedure to increase. AEM Instruments are competitively priced compared to conventional laparoscopic instruments.

We aim to further develop the market by continuing to educate healthcare professionals about the benefits of AEM technology to advance patient safety. We are working to improve our sales network to reach the decision makers who purchase laparoscopic instruments and electrosurgical devices. We are also pursuing relationships with selected GPOs, hospital systems and integrated delivery networks to assist in promoting the benefits of AEM technology. We are seeking international opportunities for AEM technology sales. We estimate that sales outside the U.S. to be at least as large as that of the U.S. market. We are growing our presence in Australia and New Zealand and are seeking a new presence in the Middle East and Europe. As decisions are made at a system level, our intent is to highlight the clinical, economic and safety benefits of using AEM technology.

The Technology

Stray Electrosurgical Burn Injury to the Patient

Electrosurgical technology is a valuable and prevalent resource for surgeons. Since its introduction in the 1930s, electrosurgical technology has continually evolved and is estimated to be used by over 75% of all general surgeons.

The primary form of electrosurgery, monopolar electrosurgery, is a standard tool for general surgeons throughout the world. In monopolar electrosurgery, the surgeon uses an instrument (typically scissors, grasper/dissectors, spatula blades or suction-irrigation electrodes) to deliver electrical current to patient tissue. This “active electrode” provides the surgeon with the ability to cut, coagulate or ablate tissue as needed during the surgery. With the advent of MIS procedures, surgeons have continued using monopolar electrosurgery as a primary tool for hemostatic incision, coagulation of bleeding tissues, excision and ablation. Unfortunately, conventional laparoscopic electrosurgical instruments from competing manufacturers are susceptible to emitting stray electrical currents during the procedure. This risk is exacerbated by the fact that the micro-camera system used in laparoscopy limits the surgical field-of-view. Ninety percent of the instrument may be outside the surgeon’s field-of-view at any given time during the surgery.

Because stray electrical current can occur at any point along the shaft of the instrument, the potential for burns occurring to tissue outside the surgeon’s field-of-view is of great concern. Such burns to non-targeted tissue are dangerous as they are likely to go unnoticed and may lead to complications, such as perforation and infection in adjacent tissues or organs, and this can cause numerous adverse consequences. In many cases, the surgeon cannot detect stray electrosurgical burns at the time of the procedure. The resulting complication usually presents itself days later in the form of a severe infection or sepsis, which often results in a hospital readmission and a difficult course of correction and recovery for the patient. This situation has even resulted in fatalities.

Stray electrosurgical burn injury can result from two causes — instrument insulation failure and capacitive coupling.  Instrument insulation failure can be a common occurrence with laparoscopic instruments. Conventional active electrodes for laparoscopic surgery are designed with the same basic construction — a single conductive element and an outer insulation coating. Unfortunately, this insulation can fail during the natural course of normal use during surgery. One university study found insulation defects in new disposable instruments before they were used or after limited surgical use. It is also possible for instrument insulation to become flawed during the handling, cleaning and sterilization process. This common insulation failure can allow electrical currents to “spark” from the instrument to unintended and unseen tissue with potentially serious consequences for the patient, such as bowel perforations. Four different studies indicate that the insulation failure rate in reusable instruments can be as high as one in five. Capacitive coupling is another way stray electrosurgical energy can cause unintended burns during laparoscopy. Capacitive coupling is an electrical phenomenon that occurs when current is induced from the instrument to nearby tissue or another instrument despite intact insulation. This potential for capacitive coupling is present in all laparoscopic surgeries that utilize monopolar electrosurgery devices and can likely occur outside the surgeon’s field-of-view.

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

Encision’s AEM Surgical Instruments

Active electrode monitoring technology eliminates the risk of stray electrical energy caused by instrument insulation failure and capacitive coupling, and thus prevents unintended burn injury to the patient. Capacitive coupling is the ability of an instrument to store an electrical charge, which may then be linked to another instrument.

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

Whereas conventional instruments are simply a conductive element with a layer of insulation coating, AEM Surgical Instruments have a patented, multi-layered design with a built-in “shield,” a concept much like the third-wire ground in standard electrical cords. The shield in these instruments is referenced back to a monitor at the electrosurgical generator. In the event of a harmful level of stray electrical energy, the monitor shuts down the power at the source, assuring patient safety. For instance, if instrument insulation failure should occur, the AEM system, while continually monitoring the instrument, immediately shuts down the electrosurgical generator, turning off the electrical current and alerting the surgical staff.  The AEM system protects against capacitive coupling by providing a neutral return path for “capacitive” electrical energy. Capacitive energy is continually drained away from the instrument and away from the patient through the protective shield built into all AEM instruments.

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

Historical Perspective

We were organized as a Colorado corporation in 1991 and spent several years developing the AEM monitoring system and protective sheaths to adapt to conventional electrosurgical instruments. During this period, we conducted product trials and applied for patents with the United States Patent and Trademark Office and with International patent agencies. Our patents relate to the basic shielding and monitoring technologies that we incorporate into our AEM products. As of March 31, 2015, we have 11 unexpired United States patents relating to specific implementations of shielding and monitoring in instruments.

As we evolved, it was clear to us that our “active electrode monitoring” technology needed to be integrated into the standard laparoscopic instrument design. As the development program proceeded, it also became apparent that the merging of electrical and mechanical engineering skills in the instrument development process for our patented, integrated electrosurgical instruments was a complex and difficult task. As a result, instruments with integrated AEM technology were not completed for several years. Prior to offering a full range of laparoscopic electrosurgical instrumentation, it was difficult for hospitals to commit to the AEM solution, as we did not have adequate comparable surgical instrument options to match surgeon demand.

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

Products

We produce and market a full line of AEM Instruments, which are “shielded and monitored” to prevent stray electrosurgical burns from insulation failure and capacitive coupling. Our product line includes a broad range of articulating instruments (scissors, graspers and dissectors), fixed-tip electrodes and suction-irrigation electrodes. These AEM Instruments are available in a wide array of reusable and disposable options. Also, we have a line of handles that are used for advanced laparoscopic procedures that incorporate stiffer shafts and ergonomic features. In addition, we market an AEM monitor product line that is used in conjunction with AEM Instruments. During our fiscal year ended March 31, 2015, we introduced our EndoShield. The EndoShield integrates our patented AEM technology into a disposable smart cord and eliminates the need for a separate AEM monitor. It is changing the marketplace for electrosurgical devices and laparoscopic instruments by providing a solution to a well-documented hazard unique to laparascopic surgery.

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

In addition, there is increasing public interest in the reduction of medical errors and the advancement of patient safety. For example the National Quality Forum and CMS (Centers for Medicare and Medicaid Services) recognize “patient death or serious disability associated with a burn incurred from any source while being cared for in a healthcare facility” as a “never-event”. We believe that the credibility and importance of our technology is complemented by this expanding public interest in advancing patient safety in new CMS Hospital Quality Metrics. The Center for Medicare and Medicaid Services published its Hospital-Acquired Condition Reduction Program, effective October 1, 2014. At that time, the program began to levy as much as a 1% penalty on Medicare reimbursements on hospitals in the lower quadrant of performance for selected quality indicators, including accidental puncture and laceration (“APL”). An example of an APL includes the use of a cautery device (electrosurgery) or scissors to dissect a tissue plane that errantly causes an injury to underlying bowels.

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

In addition to the efforts to broaden market acceptance in the United States, we have contracted with independent distributors in Canada, Australia, New Zealand and the Netherlands to market our products internationally. We have achieved Conformite Europeenne (“CE”) marking for our products so that we may sell into the European marketplace. The CE marking indicates that a manufacturer has conformed to all of the obligations imposed by European health, safety and environmental legislation. While CE certification opens up incremental markets in Europe, our distribution options in the European marketplace are yet to be developed, and sales in international markets are small.

We believe that the expanding awareness for AEM technology through education and the improved sales network of independent representatives will provide the basis for increased sales and continuing profitable operations. However, these measures, or any others that we may adopt, may not result in increased sales or profitable operations.

Research and Development

We aim to continually expand our AEM Instrument product line to satisfy the evolving needs of surgeons. For AEM technology to fully become a standard of care, we must satisfy surgeons’ preferred instrument shapes, sizes, styles and functionality with integrated AEM Instruments. This commitment includes expanding the styles of electrosurgical instruments available for MIS applications so that the conversion to AEM technology is transparent to surgeons and does not require significant change in their current surgical techniques. We employ full-time engineers and use independent contractors from time to time in our research and product development efforts. This group continuously explores ways to broaden and enhance the product line. Current research and development efforts are focused primarily on line-extension projects to further expand our AEM Instrument product offering to increase surgeons’ choices and options in laparoscopic surgery. Our research and development expenses were $1,342,411 in fiscal year 2015 and $1,407,337 in fiscal year 2014. We expense research and development costs for products and processes as incurred. Costs that are included in research and development expenses include direct salaries, contractor fees, materials, facility costs and administrative expenses that relate to research and development.

Manufacturing, Regulatory Affairs and Quality Assurance

We engage in various manufacturing and assembly activities at our leased facility in Boulder, Colorado. These operations include disposable scissor inserts manufacturing and assembly of our AEM Instrument system as well as fabrication, assembly and test operations for instruments, monitors and accessories. We also have relationships with a number of outside suppliers, including New Deantronics, Inc., who accounted for approximately 11% of our purchases in fiscal year 2015, who provide primary sub-assemblies, various electronic and sheet metal components, and molded parts used in our products.

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

We achieved CE marking in August 2000, which required prior certification of our quality system and product documentation. Maintenance of the CE marking status requires periodic audits of the quality system and technical documentation by our European Notified Body, LGA InterCert. The most recent audit was completed in October 2014.

Patents, Patent Applications and Intellectual Proprietary Rights

We have invested heavily in an effort to protect our valuable technology, and, as a result of this effort, we have been issued 11 unexpired relevant patents that together form a significant intellectual property position. Our patents relate to the basic shielding and monitoring technologies that we incorporate into our AEM products. As of March 31, 2015, we have 11 unexpired United States patents relating to specific implementations of shielding and monitoring in instruments. As of March 31, 2015, there are between one and eighteen years remaining on our AEM patents. We have seven patent applications in process and we have four trademarks.

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

Competition

The electrosurgical device market is intensely competitive and tends to be dominated by a relatively small group of large and well-financed companies. We compete directly for customers with those companies that currently make conventional electrosurgical instruments. Larger competitors include Advanced Surgical Technologies Group (a division of Medtronic plc) and Ethicon Endo-Surgery (a division of Johnson & Johnson). While we know of no competitor (including those referenced above) that can provide a continuous solution to stray electrosurgical burns, the manufacturers of conventional (non-monitored, non-shielded) instruments will resist any loss of market share resulting from the presence of our products in the marketplace. What clearly differentiates us from the competition is that while competitive technologies may somewhat reduce the risk of stray energy burns, only AEM Technology completely eliminates it.

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

Government Regulation

Government regulation in the United States and other countries is a significant factor in the development and marketing of our products and in our ongoing manufacturing, research and development activities. The FDA regulates us and our products under a number of statutes, including the Federal Food, Drug and Cosmetics Act (the “FDC Act”). Under the FDC Act, medical devices are classified as Class I, II or III on the basis of the controls deemed necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to the least extensive controls, as their safety and effectiveness can be reasonably assured through general controls (e.g., labeling, pre-market notification and adherence to QSR). For Class II devices, safety and effectiveness can be assured through the use of special controls (e.g., performance standards, post-market surveillance, patient registries and FDA guidelines). Class III devices (e.g., life-sustaining or life-supporting implantable devices or new devices which have been found not to be substantially equivalent to legally marketed devices) require the highest level of control, generally requiring pre-market approval by the FDA to ensure their safety and effectiveness. Our products are Class III devices.

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

Sales of medical devices outside of the United States are subject to United States export requirements and foreign regulatory requirements. Legal restrictions on the sale of imported medical devices vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval and the requirements may differ. Our Certificate of Export from the United States Department of Health and Human Services has expired and we will seek to renew it. However, a specific foreign country in which we wish to sell our products may not accept or continue to accept the Certificate of Export. Entry into the European Economic Area market also requires prior certification of our quality system and product documentation. We achieved CE marking in August 2000, allowing a launch into the European marketplace. Maintenance of the CE marking status requires annual audits of the quality system and technical documentation by our European Notified Body, TUV Rheinland. The most recent audit was completed in October 2014. In addition to licensing, entry into the Canadian market now requires quality system certification to ISO 13485:2003. Our quality system was audited in 2014 and recertification was granted in January 2015, and certification verified by TUV Rheinland.

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

Employees

As of March 31, 2015, we employed 43 full-time individuals, of which 12 are engaged directly in research, development and regulatory activities, 19 in manufacturing/operations, 8 in marketing and sales and 4 in administrative positions. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

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

Among the factors that could cause future results and financial condition to be materially different from expectations are:

Our products may not be accepted by the market. The success of our products and our financial condition depends on the acceptance of AEM products by the medical community in commercially viable quantities during fiscal year 2016 and beyond. We cannot predict how quickly or how broadly AEM products will be accepted by the medical community. We need to continually educate the marketplace about the potential hazards involved in the use of conventional electrosurgical products during MIS procedures and the expected benefits associated with the use of AEM products. If we are unsuccessful in educating the marketplace about our technology and the hazards of conventional instruments, we will not create sufficient demand by hospitals and surgeons for AEM products and our financial condition, results of operations and cash flows could be adversely affected.

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

We may need additional funding to support our operations. We were formed in 1991 and have incurred losses of approximately $20 million since that date. We have primarily financed research, development and operational activities with issuances of our common stock and warrants, the exercise of stock options to purchase our common stock, stock-based expense related to stock options and, in some years, by operating profits. At March 31, 2015, we had $258,656 in cash available to fund future operations and, in addition, access to a line of credit for approximately $517,000. We may find that investment in sales, marketing, research and development initiatives, merited by market opportunity, may result in our operating at a net loss from quarter to quarter. We may also find ourselves at a competitive disadvantage due to our constrained liquidity. On December 17, 2013, we completed a private placement of 2,463,125 shares of our common stock. The private placement raised, before costs, a total of $1,970,500. The purchase price per share for the shares sold in the private placement was $0.80, representing a discount of approximately 12% based on a 20-day volume-weighted average price as of December 13, 2013. Additionally, the investors received common stock purchase warrants. The warrants are exercisable into 1,231,563 shares of the Company’s common stock with an exercise price of $1.20 per share and a term of five years. On May 29, 2015, we signed an amendment to our credit facility agreement with Silicon Valley Bank. The terms of the credit facility include a line of credit for $2,000,000 for one year at an interest rate calculated at the prime rate plus 1.25%, subject to increase upon a default. The liquidity ratio covenant of the agreement limits our borrowing under the credit facility by a ratio of at least 2.0 to 1.0 of our eligible receivables plus cash, minus accounts payable that are over sixty days, at the time of borrowing. As of March 31, 2015, we had $64,000 of borrowings from the credit facility and, under our liquidity ratio limit, had an additional approximately $517,000 available to borrow. The credit facility requires us to meet certain financial covenants. If we fail to comply with the restrictions contained in the credit facility and the lender does not waive such noncompliance, the resulting event of default could result in the lender accelerating the repayment of all outstanding amounts due under the credit facility or in our ability to receive additional funds under the credit facility. There can be no assurance that we would be successful in obtaining alternative sources of funding to repay these obligations should this event occur. In addition, should we need additional financing, we may not be able to obtain it on terms acceptable to us or at all.

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

Our common stock is thinly traded, the prices at which it trades are volatile and the buying or selling actions of a few shareholders may adversely affect our stock price. As of May 31, 2015, we had a public float, which is defined as shares outstanding minus shares held by our officers, directors, or beneficial holders of greater than 5% of our outstanding common stock, of 5,596,028 shares, or 52% of our outstanding common stock. The average number of shares traded in any given day over the past year has been relatively small compared to the public float. Thus, the actions of a few shareholders either buying or selling shares of our common stock may adversely affect the price of the shares. Historically, thinly-traded securities such as our common stock have experienced extreme price and volume fluctuations that do not necessarily relate to operating performance.

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

Item 3.  Legal Proceedings

We have been named as a defendant in 59 separate (but similar) product liability lawsuits relating to a surgical mesh product manufactured by another company. We did not distribute or sell the manufacturer’s mesh product, which is the subject of these lawsuits. We believe that we have been named as a defendant in these lawsuits only because we served as a distributor for other unrelated products of that manufacturer. We believe that we have meritorious defenses to these lawsuits. We believe that these lawsuits will be covered by our insurance policies.

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

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been quoted on the OTCQB Marketplace (“OTCQB) operated by the OTC Markets Group, Inc. The ticker symbol “ECIA” has been assigned to our common stock for over-the-counter quotations. The following table shows the range of high and low bid quotations for each share of our common stock on the OTCQB, as applicable, for the periods indicated. The bid quotations on the OTCQB reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2015		2014
Fiscal	High	Low	High	Low
First quarter	$1.10	$0.78	$1.60	$1.10
Second quarter	$1.06	$0.86	$1.30	$0.86
Third quarter	$1.00	$0.69	$1.05	$0.77
Fourth quarter	$0.90	$0.73	$1.22	$0.80

We have never paid cash dividends on our common stock and have no present plans to do so. We presently intend to retain any cash generated from operations in the future for use in our business. As of March 31, 2015, there were approximately 100 holders of record of our common stock.

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

Possibility of Operating Losses.  We have an accumulated deficit of $20,340,117 at March 31, 2015. We have made significant strides toward improving our operating results. However, due to the ongoing need to develop new products, the need to develop, optimize and train our sales distribution network and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss in future periods.

Sales Growth.  We expect to generate increased sales in the U.S. from sales to new hospital customers and to grow AEM instrumentation sales to existing accounts. In fiscal year 2016, we will focus on growing our AEM franchise through a campaign focused on the clinical, economic and safety benefits of AEM technology, a medico-legal initiative and our new AEM products. In addition, prior years’ efforts in vertical integration have given us three core competencies — electrosurgery, instrument design, and manufacturing — which we expect will allow us to increase sales from our strategic partnership initiatives. Our goal is to offer our customers an AEM disposable counterpart for each AEM reusable instrument.

Gross Margin.  We believe that if our fiscal year 2016 revenues increase, then our fiscal year 2016 gross profit and gross margin, as a percentage of revenue, will increase due to a higher gross margin on product revenue as a result of an increase in product produced.

Sales and Marketing Expenses.  We continue our efforts to expand domestic and international distribution capability, and we believe that sales and marketing expenses will need to be maintained at a healthy level in order to expand our market visibility and optimize the field sales capability of converting new hospital customers to AEM technology. Sales and marketing expenses are expected to increase as we increase our marketing efforts to support our direct sales representatives. In fiscal year 2016, we expect to have 13 direct sales territories and three direct sales managers. Each direct sales manager also manages a separate territory.

Manufacturing.  We believe that we will be able to achieve cost reductions, and provide better control over quality and consistency, by producing products on our own. We manufacture our own disposable scissor inserts and are exploring other products that we may manufacture internally.

Research and Development Expenses.  Research and development expenses are expected to increase to support expansion to our AEM product line, which will further expand the instrument options for the surgeon. New refinements to AEM product lines are planned for introduction in fiscal year 2016.

Results of Operations

Net Revenue. Our net revenue for the fiscal year ended March 31, 2015 (“FY 15”) was $9,671,481, and for the fiscal year ended March 31, 2014 (“FY 14”), net revenue was $10,546,637. This represents a decrease of $875,156, or 8%, in FY 15 from FY 14. The decrease is attributable to business lost from hospitals that stopped or reduced using AEM technology. This was partially offset by new hospital accounts for AEM technology, which increased the installed base of users of reusable and disposable AEM Surgical Instruments.

Gross profit.  Gross profit in FY 15 was $4,694,223, which represented a decrease of $786,744, from gross profit in FY 14 of $5,480,967. The comparison to FY 14 gross profit excludes cost of sales for product impairment of $1,100,368 (see Note 10) in FY 14. Gross profit margin was 48.5% of net revenue for FY 15 and 52% of net revenue for FY 14, after excluding cost of sales for product impairment of $1,100,368 in FY 14. The gross profit margin decrease from FY 14 was due to increased inventory reserves and higher unit overhead costs on lower sales volume.

Sales and marketing expenses.  Sales and marketing expenses were $2,921,295 in FY 15, a decrease of $30,611, or 1%, from $2,951,906 in FY 14. The decrease was the result of reduced compensation, reduced field sales expense, reduced trade show expenses and reduced travel and meals. The decrease was partially offset by increased commissions for increased independent representatives, increased advertising and outside services.

General and administrative expenses.  General and administrative expenses were $1,615,006 in FY 15, an increase of $82,600, or 5%, from $1,532,406 in FY 14. The increase was the result of increased compensation, board of directors’ fees and regulatory fees. The net increase was partially offset by reduced outside services costs, investor relations and legal fees.

Research and development expenses.  Research and development expenses were $1,342,411 in FY 15, a decrease of $64,926 or 5%, from $1,407,337 in FY 14. The decrease was the result of a decrease of compensation, consulting services and temporary help, test materials and tooling costs. The net decrease was partially offset by increased inventory usage and outside services.

Other income and expense, net.  Other income and expense, net includes $209,703 for the medical device excise tax in FY 15 and $232,906 in FY 14.

Net loss.  Net loss in FY 15 of $1,382,746 represented a loss decrease of $398,932 compared to FY 14 net loss of $1,781,678, which included a product impairment cost of $1,100,368. After excluding the product impairment cost of $1,100,368 for FY 14, the net loss in FY 15 represented a loss increase of $701,436. The increased loss was primarily the result of reduced revenue and lower gross profit margins, as discussed above. The net loss increase was partially offset by slightly reduced operating expenses, as discussed above.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock and, in some years, by operating profits. To date, common stock and additional paid in capital totaled $23,607,688 from our inception through March 31, 2015. Our operations used $1,432,771 and provided $111,206 of cash in FY 15 and FY 14, respectively, on revenue of $9,671,481 and $10,546,637 in FY 15 and FY 14, respectively. These amounts of cash generated from operations are not indicative of the expected cash to be generated from or used by operations in the fiscal year ending March 31, 2016 (“FY 16”). As of March 31, 2015, we had $258,656 in cash and cash equivalents, and under our liquidity ratio limit, had an additional approximately $517,000 available under our credit facility to fund future operations. Working capital was $2,378,427 at March 31, 2015 compared to $3,405,671 at March 31, 2014. The decrease in working capital was primarily caused by a decrease of cash as a result of the net loss for FY 15. The decrease of working capital was partially offset by an increase of net accounts receivable and an increase of net inventories. Current liabilities were $1,292,916 at March 31, 2015, compared to $1,436,744 at March 31, 2014. The decrease in current liabilities at March 31, 2015 was primarily caused by a decrease of other accrued liabilities and a short term lease payable.

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

On May 29, 2015, we signed an amendment to our credit facility agreement with Silicon Valley Bank. The terms of the credit facility include a line of credit for $2,000,000 for one year at an interest rate calculated at the prime rate plus 1.25%, subject to increase upon a default. The liquidity ratio covenant limits our borrowing under the credit facility by a ratio of at least 2.0 to 1.0 of our eligible receivables plus cash, minus accounts payable that are over sixty days, at the time of borrowing. As of March 31, 2015, we had $64,000 of borrowings from the credit facility and, under our liquidity ratio limit, had an additional approximately $517,000 available to borrow. Our credit facility agreement requires us to meet certain financial covenants.

We believe that the unique performance of AEM technology and our breadth of independent endorsements provide an opportunity for market share growth. We believe that the market awareness of AEM technology and its endorsements is continually improving and that this will benefit revenue efforts in FY 16. We believe that we enter FY 16 having achieved improvements in the clinical credibility of our technology. Our FY 16 operating plan is focused on growing revenue, increasing gross profits, increasing research and development costs while increasing profits and positive cash flows. We cannot predict with certainty the expected revenue, gross profit, net income or loss and usage of cash and cash equivalents for FY 16. We believe that cash resources and borrowing capacity will be sufficient to fund our operations for at least the next twelve months under our current operating plan. If we are unable to manage business operations in line with our budget expectations, it could have a material adverse effect on business viability, financial position, results of operations and cash flows. Further, if we are not successful in sustaining profitability and remaining at least cash flow break-even, additional capital may be required to maintain ongoing operations.

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

Income Taxes

As of March 31, 2015, net operating loss carryforwards totaling approximately $10.5 million were available to reduce taxable income in the future. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in fiscal year 2019. We have not paid income taxes since our inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including changes in our ownership. We have established a valuation allowance for the entire amount of our deferred tax asset since inception due to our history of losses. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed.

Off-Balance Sheet Financing Arrangements

Except as described below, we do not utilize variable interest entities or other off-balance sheet financial arrangements.

We have a commitment for our facility at 6797 Winchester Circle, Boulder, Colorado. Rent expense for our facilities for the fiscal years ended March 31, 2015 and 2014 was $254,990 and $256,709, respectively.

Contractual Obligations

Effective December 1, 2013, we extended our noncancelable lease agreement through July 31, 2019 for 28,696 square feet of space for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease includes $172,176 of leasehold improvements granted by the landlord. The $172,176 was recorded on our balance sheets as leasehold improvements and deferred rent. The leasehold improvements are being amortized over the lesser of the lease term or the assets life and the deferred rent is being amortized against rent expense over the lease term. The minimum future lease payment, by fiscal year, as of March 31, 2015 is as follows:

Fiscal Year	Amount
2016	268,672
2017	276,732
2018	285,034
2019	293,585
2020	99,800
Total	$1,223,823

We paid off our capital equipment lease with General Electric Capital Corporation and, at March 31, 2015, have no balance remaining.

Included in our furniture, fixtures and equipment balance is leased equipment that was acquired, under the provisions of a long-term capital lease, during the quarter ended June 30, 2013. The equipment had an original cost of $177,547 and has a net book value of $86,069 at March 31, 2015.

On May 29, 2015, we signed an amendment to our credit facility agreement with Silicon Valley Bank. The terms of the credit facility include a line of credit for $2,000,000 for one year at an interest rate calculated at the prime rate plus 1.25%, subject to increase upon a default. The liquidity ratio covenant limits our borrowing under the credit facility by a ratio of at least 2.0 to 1.0 of our eligible receivables plus cash, minus accounts payable that are over sixty days, at the time of borrowing. The credit facility is secured by all tangible and intangible assets, whether now owned or hereafter acquired, wherever located.

As of March 31, 2015, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Line of credit obligations	$64,000	$—	$64,000	$—	$—
Lease obligations	1,223,823	268,672	561,766	393,385	—
Total	$1,287,823	$268,672	$625,766	$393,385	$—

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

Item 8.  Financial Statements and Supplementary Data

The following financial statements are included in this Report:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Encision Inc.

Boulder, Colorado

We have audited the accompanying balance sheets of Encision Inc. (the “Company”) as of March 31, 2015 and 2014 and the related statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Encision Inc. as of March 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/   Eide Bailly LLP

Greenwood Village, Colorado

June 19, 2015

Encision Inc.

Balance Sheets

	March 31, 2015	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$258,656	$1,689,580
Accounts receivable, net of allowance for doubtful accounts of $11,500 at March 31, 2015 and $8,000 at March 31, 2014	965,355	863,220
Inventories, net of reserve for obsolescence of $240,000 at March 31, 2015 and $560,000 at March 31, 2014	2,337,654	2,224,228
Prepaid expenses	109,678	65,387
Total current assets	3,671,343	4,842,415
Equipment, at cost:
Furniture, fixtures and equipment	2,961,417	3,641,037
Customer-site equipment	955,969	1,016,265
Accumulated depreciation	(3,140,453)	(3,552,079)
Equipment, net	776,933	1,105,223
Patents, net of accumulated amortization of $153,494 at March 31, 2015 and $215,969 at March 31, 2014	257,356	248,971
Other assets	20,135	14,127
TOTAL ASSETS	$4,725,767	$6,210,736
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$675,411	$666,159
Accrued compensation	262,195	264,595
Other accrued liabilities	324,926	408,549
Lease payable — short term	—	67,057
Deferred rent — short term	30,384	30,384
Total current liabilities	1,292,916	1,436,744
Long-term liabilities:
Line of credit	64,000	—
Lease payable	—	54,619
Deferred rent	101,280	131,664
Total liabilities	1,458,196	1,623,027
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 10,673,225 issued and outstanding at March 31, 2015 and 2014	23,607,688	23,545,080
Accumulated (deficit)	(20,340,117)	(18,957,371)
Total shareholders’ equity	3,267,571	4,587,709
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,725,767	$6,210,736

The accompanying notes to financial statements are an integral part of these statements.

Encision Inc.

Statements of Operations

Years Ended	March 31, 2015	March 31, 2014
NET REVENUE	9,671,481	10,546,637
COST OF REVENUE:
Cost of revenue	4,977,258	5,065,670
Impairment cost	—	1,100,368
Total Cost of Revenue	4,977,258	6,166,038
GROSS PROFIT	4,694,223	4,380,599
OPERATING EXPENSES:
Sales and marketing	2,921,295	2,951,906
General and administrative	1,615,006	1,532,406
Research and development	1,342,411	1,407,337
Total operating expenses	5,878,712	5,891,649
OPERATING LOSS	(1,184,489)	(1,511,050)
Interest expense, net	(7,381)	(37,622)
Other income (expense), net	(190,876)	(233,006)
Interest (expense) and other income, net	(198,257)	(270,628)
LOSS BEFORE PROVISION FOR INCOME TAXES	(1,382,746)	(1,781,678)
Provision for income taxes	—	—
NET LOSS	$(1,382,746)	$(1,781,678)
Net loss per share—basic and diluted	$(0.13)	$(0.20)
Weighted average shares—basic and diluted	10,673,225	8,921,669

The accompanying notes to financial statements are an integral part of these statements.

Encision Inc.

Statements of Shareholders’ Equity

	Shares of Common Stock	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
BALANCES AT MARCH 31, 2013	8,210,100	$21,569,993	$(17,175,693)	$4,394,300
Net loss	—	—	(1,781,678)	(1,781,678)
Compensation expense related to stock options	—	64,518	—	64,518
Issuance of common stock at $0.80 per share, net of direct offering costs of $59,931	2,463,125	1,910,569	—	1,910,569
BALANCES AT MARCH 31, 2014	10,673,225	$23,545,080	$(18,957,371)	$4,587,709
Net loss	—	—	(1,382,746)	(1,382,746)
Compensation expense related to stock options	—	62,608	—	62,608
BALANCES AT MARCH 31, 2015	10,673,225	$23,607,688	$(20,340,117)	$3,267,571

The accompanying notes to financial statements are an integral part of these statements.

Encision Inc.

Statements of Cash Flows

Years Ended	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net loss	$(1,382,746)	$(1,781,678)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	382,058	499,066
Impairment of furniture, fixtures and equipment	—	643,867
Impairment of inventory	—	456,501
Stock-based compensation expense related to stock options	62,608	64,518
Provision for doubtful accounts, net change after impairment of inventory	3,500	(1,000)
Provision for inventory obsolescence, net change	136,501	52,499
Change in operating assets and liabilities:
Accounts receivable	(105,635)	123,550
Inventories	(249,927)	196,074
Prepaid expenses and other assets	(50,299)	(4,408)
Accounts payable	9,252	(157,188)
Accrued compensation and other accrued liabilities	(238,083)	19,405
Net cash provided by (used in) operating activities	(1,432,771)	111,206
Cash flows from investing activities:
Acquisition of property and equipment	(29,695)	(421,855)
Patent costs	(32,458)	(36,564)
Net cash used in investing activities	(62,153)	(458,419)
Cash flows from financing activities:
Borrowings from credit facility	64,000	—
Proceeds from the issuance of common stock	—	1,970,500
Cost of the issuance of common stock	—	(59,931)
Net cash provided by financing activities	64,000	1,910,569
Net increase (decrease) in cash and cash equivalents	(1,430,924)	1,563,356
Cash and cash equivalents, beginning of fiscal year	1,689,580	126,224
Cash and cash equivalents, end of fiscal year	$258,656	$1,689,580

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,250	$22,888
Furniture, fixtures and equipment acquired through leasehold improvements	—	$172,176

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

We have an accumulated deficit of $20,340,117 at March 31, 2015. Operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock, and, in recent years, by operating profits. Our liquidity has diminished because of prior years’ operating losses, and we may be required to seek additional capital in the future.

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

Fair Value of Financial Instruments.  Our financial instruments consist of cash and cash equivalents and short-term trade receivables, payables and line of credit. The carrying values of cash and cash equivalents, short-term receivables, payables and line of credit approximate their fair value due to their short maturities.

Concentration of Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents, accounts receivable and accounts payable. The carrying value of all financial instruments approximates fair value. The amount of cash on deposit with financial institutions occasionally exceeds the $250,000 federally insured limit at March 31, 2015. However, we believe that cash on deposit that exceeds $250,000 in the financial institutions is financially sound and the risk of loss is minimal.

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

A summary of the activity in our allowance for doubtful accounts is as follows:

Years Ended	March 31, 2015	March 31, 2014
Balance, beginning of year	$8,000	$9,000
Provision for estimated losses	9,582	4,042
Write-off of uncollectible accounts	(6,082)	(5,042)
Balance, end of year	$11,500	$8,000

The net accounts receivable balance at March 31, 2015 of $965,355 included no more than 5% from any one customer. The net accounts receivable balance at March 31, 2014 of $863,220 included no more than 5% from any one customer.

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

Years Ended	March 31, 2015	March 31, 2014
Balance, beginning of year	$35,000	$55,000
Provision for estimated warranty claims	(15,000)	(20,000)
Claims made	—	—
Balance, end of year	$20,000	$35,000

Inventories. Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At March 31, 2015 and 2014, inventory consisted of the following:

	March 31, 2015	March 31, 2014
Raw materials	$1,547,733	$1,498,867
Finished goods	1,029,921	1,285,361
Total gross inventories	2,577,654	2,784,228
Less reserve for obsolescence	(240,000)	(560,000)
Total net inventories	$2,337,654	$2,224,228

A summary of the activity in our inventory reserve for obsolescence is as follows:

Years Ended	March 31, 2015	March 31, 2014
Balance, beginning of year	$560,000	$51,000
Provision for estimated obsolescence	135,902	106,528
Provision for impairment	—	456,501
Write-off of obsolete inventory	(455,902)	(54,029)
Balance, end of year	$240,000	$560,000

Property and Equipment.  Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally three to seven years. We use the straight-line method of depreciation for property and equipment. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized. Equipment-in-progress is primarily manufacturing equipment for product that will be produced internally. Depreciation expense for the years ended March 31, 2015 and 2014 was $357,985 and $473,867, respectively.

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

Patents.  The costs of applying for patents are capitalized and amortized on a straight-line basis over the lesser of the patent’s economic or legal life (20 years from the date of application in the United States). Capitalized costs are expensed if patents are not issued. We review the carrying value of our patents periodically to determine whether the patents have continuing value and such reviews could result in the conclusion that the recorded amounts have been impaired. A summary of our patents at March 31, 2015 and 2014 is as follows:

	March 31, 2015	March 31, 2014
Patents issued	$280,669	$367,217
Accumulated amortization	(153,494)	(215,969)
Patents issued, net of accumulated amortization	127,175	151,248
Patent applications	130,181	97,723
Total net patents and patent applications	$257,356	$248,971

The expected annual amortization expense related to patents and patent applications as of March 31, 2015, for the next five fiscal years, is as follows:

Fiscal Year	Amount
2016	$21,924
2017	21,924
2018	21,924
2019	21,924
2020 and following	169,660
Total	$257,356

Other Accrued Liabilities. At March 31, 2015 and 2014, other accrued liabilities consisted of the following:

	March 31, 2015	March 31, 2014
Warranty	$20,000	$35,000
Sales commissions	82,132	38,065
Lease normalization	22,655	6,310
Sales and use tax	21,124	18,108
Marketing fees	8,133	10,560
Legal and audit fees	38,493	45,439
Payroll taxes	24,120	23,554
Medical device tax	7,651	8,425
Employment agreement	87,282	120,000
Trade shows	—	50,000
Miscellaneous	13,336	53,088
Total other accrued liabilities	$324,926	$408,549

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

Sales Recognition.  Sales from product sales are recorded when we ship the product and title has passed to the customer, provided that we have evidence of a customer arrangement and can conclude that collection is probable. Our shipping policy is FOB Shipping Point. We recognize revenue from sales to stocking distributors when there is no right of return, other than for normal warranty claims. We have no ongoing obligations related to product sales, except for normal warranty. Revenue from engineering services is recognized when invoices are sent to customers and the service is performed.

Sales Taxes.  We collect sales tax from customers and remit the entire amount to each respective state. We recognize revenue from product sales net of sale taxes.

Research and Development Expenses.  We expense research and development costs for products and processes as incurred.

Advertising Costs.  We expense advertising costs as incurred. Advertising expense for the years ended March 31, 2015 and 2014 was minimal.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our statement of operations for fiscal years 2015 and 2014 included compensation expense for share-based payment awards granted prior to, but not yet vested as of March 31, 2015, based on the grant date fair value. Compensation expense for all share-based payment is recognized using the straight-line, single-option method. As stock-based compensation expense recognized in the accompanying statement of operations for fiscal years 2015 and 2014 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Stock-based compensation expense recognized under ASC 718 for fiscal years 2015 and 2014 was $62,608 and $64,518, respectively, which consisted of stock-based compensation expense related to director and employee stock options.

Stock-based compensation expense related to employee stock options under ASC 718 for fiscal years 2015 and 2014 was allocated as follows:

Years Ended	March 31, 2015	March 31, 2014
Cost of sales	$1,965	$1,381
Sales and marketing	11,076	10,420
General and administrative	46,522	44,854
Research and development	3,045	7,863
Stock-based compensation expense	$62,608	64,518

Segment Reporting.  We have concluded that we have one operating segment.

Basic and Diluted Income per Common Share.  Net income per share is calculated in accordance with ASC Topic 260, “Earnings Per Share” (“ASC 260”). Under the provisions of ASC 260, basic net income per common share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing the net income for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. Because we had a loss in fiscal years 2015 and 2014, the shares used in the calculation of dilutive potential common shares exclude options to purchase shares and RSUs. Therefore, basic net loss per common share equals dilutive net loss per common share:

The following table presents the calculation of basic and diluted net income (loss) per share:

Years Ended	March 31, 2015	March 31, 2014
Net loss	$(1,382,746)	$(1,781,678)
Weighted-average shares — basic	10,673,225	8,921,669
Effect of dilutive potential common shares	—	—
Weighted-average shares — diluted	10,673,225	8,921,669
Net loss per share — basic and diluted	$(0.13)	$(0.20)
Antidilutive equity units	599,924	531,000

Recent Accounting Pronouncements.  We have reviewed all recently issued, but not yet effective, accounting pronouncements. The Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 (Revenue from Contracts with Customers), which is effective for annual reporting periods beginning after December 15, 2016. We have not yet assessed the impact, if any, of adopting this standard. The Financial Accounting Standards Board has also issued Accounting Standards Update 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (the ASU), which provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The ASU requires management to perform an assessment every reporting period (including interim periods) to determine whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. The ASU also defines that substantial doubt exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We are currently evaluating this new guidance and the related impact on the financial statements.

3. Shareholders’ Equity

Stock Option Plans.  We have a stock option plan, the 2007 Stock Option Plan, and we adopted our 2014 Equity Incentive Plan (the “Plan,” as summarized below) to promote our and our shareholders’ interests by helping us to attract, retain and motivate our key employees and associates. Under the terms of the Plan, the Board of Directors may grant incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, and other stock-based awards. The purchase price of the shares subject to a stock option will be the fair market value of our common stock on the date the stock option is granted. Generally, vesting of stock options occurs such that 20% becomes exercisable on each anniversary of the date of grant for each of the five years following the grant date of such option. Generally, all stock options must be exercised within five years from the date granted. The number of common shares reserved for issuance under the Plan is 700,000 shares of common stock, subject to adjustment for dividend, stock split or other relevant changes in our capitalization.

Under ASC 718, the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of financial information in accordance with ASC 718. The use of a Black-Scholes model requires the use of actual employee exercise behavior data and the use of a number of assumptions including expected volatility, risk-free interest rate and expected dividends. Employee stock options for 95,000 and 405,000 shares of stock were granted during fiscal years 2015 and 2014, respectively. RSUs for 24,924 and no shares of stock were granted during fiscal years 2015 and 2014, respectively.

As of March 31, 2015, $266,000 of total unrecognized compensation costs related to nonvested stock is expected to be recognized over a period of five years. The assumptions for employee stock options are summarized as follows:

Years Ended	March 31, 2015	March 31, 2014
Risk-free interest rate	1.4% to 1.7%	0.7% to 1.7%
Expected life (in years)	5.0	5.0
Expected volatility	74% to 75%	75% to 106%
Expected dividend	0%	0%

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

The total fair value of options granted was computed to be approximately $51,000 and $275,000, for the fiscal years ended March 31, 2015 and 2014, respectively. For disclosure purposes, these amounts are amortized ratably over the vesting periods of the options. Effects of stock-based compensation, net of the effect of forfeitures, totaled $62,608 and $64,518 for fiscal years 2015 and 2014, respectively.

The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the use of assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options. A summary of our stock option activity and related information for equity compensation plans approved by security holders for each of the fiscal years ended March 31, 2015 and 2014 is as follows:

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT MARCH 31, 2013	437,000	$1.24
Granted	185,000	0.99
Forfeited/expired	(341,000)	1.25
BALANCE AT MARCH 31, 2014	281,000	$1.06
Granted	75,000	0.84
Forfeited/expired	(26,000)	1.73
BALANCE AT MARCH 31, 2015	330,000	$0.96

A summary of our stock option activity and related information for equity compensation plans not approved by security holders for the fiscal year ended March 31, 2015 is as follows:

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT MARCH 31, 2013	110,000	$1.15
Granted	220,000	0.93
Forfeited/expired	(80,000)	1.10
BALANCE AT MARCH 31, 2014	250,000	$0.97
Granted	20,000	1.00
Forfeited/expired	(25,000)	1.12
BALANCE AT MARCH 31, 2015	245,000	$0.96

The following table summarizes information about employee stock options outstanding and exercisable at March 31, 2015:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$ 0.60 - $0.94	345,000	3.5	$0.83	69,296	$0.79
$ 1.00 - $1.09	110,000	3.4	$1.02	35,856	$1.04
$ 1.10 - $1.50	120,000	3.1	$1.26	58,180	$1.28
	575,000	3.4	$0.96	163,332	$1.02

A summary of our RSU activity and related information for equity compensation plans approved by security holders for the fiscal year ended March 31, 2015 is as follows:

	RSUs OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT MARCH 31, 2014	—	$—
Granted	24,924	0.80
BALANCE AT MARCH 31, 2015	24,924	$0.80

The 575,000 options outstanding as of March 31, 2015 are nonqualified stock options. The exercise price of all options granted through March 31, 2015 has been equal to or greater than the fair market value, as determined by our Board of Directors or based upon publicly quoted market values of our common stock on the date of the grant. As of March 31, 2015, 600,076 equity units for our common stock remain available for grant under the Plan.

4. Commitments and Contingencies

Effective December 1, 2013, we extended our noncancelable lease agreement through July 31, 2019 for 28,696 square feet of space for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease includes $172,176 of leasehold improvements granted by the landlord. The $172,176 was recorded on our balance sheets as leasehold improvements and deferred rent. The leasehold improvements are being amortized over the lesser of the lease term or the assets life and the deferred rent is being amortized against rent expense over the lease term. The minimum future lease payment, by fiscal year, as of March 31, 2015 is as follows:

Fiscal Year	Amount
2016	268,672
2017	276,732
2018	285,034
2019	293,585
2020	99,800
Total	$1,223,823

We paid off our capital equipment lease with General Electric Capital Corporation and, at March 31, 2015, have no balance remaining.

Included in our furniture, fixtures and equipment balance is leased equipment that was acquired, under the provisions of a long-term capital lease, during the quarter ended June 30, 2013. The equipment had an original cost of $177,547 and has a net book value of $86,069 at March 31, 2015.

On May 29, 2015, we signed an amendment to our credit facility agreement with Silicon Valley Bank. The terms of the credit facility include a line of credit for $2,000,000 for one year, until May 29, 2016, at an interest rate calculated at the prime rate plus 1.25%, subject to increase upon a default. The liquidity ratio covenant limits our borrowing under the credit facility by a ratio of at least 2.0 to 1.0 of our eligible receivables plus cash, minus accounts payable that are over sixty days, at the time of borrowing. As of March 31, 2015, we had $64,000 of borrowings from the credit facility and, under our liquidity ratio limit, had an additional approximately $517,000 available to borrow. The credit facility is secured by all tangible and intangible assets, whether now owned or hereafter acquired, wherever located. Our credit facility is classified in the balance sheets as a long-term liability.

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine our and their compliance with these regulations. As of March 31, 2015, we believe we were in substantial compliance with all known regulations. FDA inspections are conducted periodically at the discretion of the FDA. We were last inspected in December 2012 and were notified of five observations from that inspection, none of which we believe to be material.

Our obligation with respect to employee severance benefits is minimized by the “at will” nature of the employee relationships. Our total obligation as of March 31, 2015 with respect to contingent severance benefit obligations was $87,282.

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

Income tax provision (benefit) for income taxes is summarized below:

Years Ended	March 31, 2015	March 31, 2014
Current:
Federal	$—	$—
State	—	—
Total current	—	—
Deferred:
Federal	(461,000)	(583,000)
State	(48,000)	(60,000)
Total deferred	(509,000)	(643,000)
Valuation allowance	509,000	643,000
Total	$—	$—

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

Years Ended	March 31, 2015	March 31, 2014
Federal statutory rate	$(470,000)	$(606,000)
Effect of:
State taxes, net of federal tax benefit	(48,000)	(62,000)
Other	12,000	22,000
Valuation allowance	506,000	646,000
Total	$—	$—

The components of the deferred tax asset are as follows:

Years Ended	March 31, 2015	March 31, 2014
Credits and net operating loss carryforwards	$3,936,000	$3,067,000
Impairment reserve	—	412,000
Other	158,000	106,000
Gross deferred tax assets	4,094,000	3,585,000
Valuation allowance	(4,094,000)	(3,585,000)
Total deferred tax assets	$—	$—

We believe that based on all available evidence, it is more likely than not that the deferred tax assets will not be fully realized. Accordingly, a valuation allowance has been recorded against the deferred tax asset.

As of March 31, 2015, we had approximately $10.5 million of net operating loss carryovers for tax purposes. Additionally, we have approximately $214,000 of research and development tax credits available to offset future federal income taxes. The net operating loss and credit carryovers begin to expire in the fiscal year ended March 31, 2019. In fiscal years ended after March 31, 2019, net operating losses expire at various dates through March 31, 2035. Our net operating loss carryovers at March 31, 2015 include $582,000 in income tax deductions related to stock options which will be tax effected and the benefit will be reflected as a credit to additional paid-in capital when realized. As such, these deductions are not reflected in our deferred tax assets. The Internal Revenue Code contains provisions, which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests.

6. Legal Proceedings

We have been named as a defendant in 59 separate (but similar) product liability lawsuits relating to a surgical mesh product manufactured by another company. We did not distribute or sell the manufacturer’s mesh product, which is the subject of these lawsuits. We believe that we have been named as a defendant in these lawsuits only because we served as a distributor for other unrelated products of that manufacturer. We believe that we have meritorious defenses to these lawsuits. We believe that these lawsuits will be covered by our insurance policies.

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

7. Major Customers/Suppliers

We depend on sales that are generated from hospitals’ ongoing usage of AEM surgical instruments. In fiscal year 2015, we generated sales from over 350 hospitals that have changed to AEM products, but no hospital customer contributed more than 3% to the total sales. We have a relationship with New Deantronics, Inc., who accounted for approximately 11% of our purchases in fiscal year 2015

8. Defined Contribution Employee Benefit Plan

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

9. Related Party Transaction

We paid consulting fees of $84,733 and $92,308 to an entity owned by one of our directors in fiscal years 2015 and 2014, respectively. We paid consulting fees of $4,000 and $89,519 to an entity owned by another director, in fiscal years 2015 and 2014, respectively.

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

On May 29, 2015, we signed an amendment to our credit facility agreement with Silicon Valley Bank. The terms of the credit facility include a line of credit for $2,000,000 for one year, until May 29, 2016, at an interest rate calculated at the prime rate plus 1.25%, subject to increase upon a default. The liquidity ratio covenant of the agreement limits our borrowing under the credit facility by a ratio of at least 2.0 to 1.0 of our eligible receivables plus cash, minus accounts payable that are over sixty days, at the time of borrowing. As of March 31, 2015, we had $64,000 of borrowings from the credit facility and, under our liquidity ratio limit, had an additional approximately $517,000 available to borrow. The credit facility is secured by all tangible and intangible assets, whether now owned or hereafter acquired, wherever located. Our credit facility is classified in the balance sheets as a long-term liability.

Item 9                      Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9 A (T).  Controls and Procedures.

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2015. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.

Based on its assessment of internal control over financial reporting, management has concluded that, as of March 31, 2015, our internal control over financial reporting was effective.

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

Changes In Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9 B.       Other Information

None

PART III

Item 10.            Directors, Executive Officers and Corporate Governance.

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement for its 2015 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2015.

Item 11.            Executive Compensation.

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement for its 2015 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2015.

Item 12.            Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement for its 2015 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2015.

The following table summarizes certain information regarding our equity compensation plan as of March 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding equity units	Weighted-average exercise price of equity units	Number of securities remaining available for future issuance under equity units plan
Equity compensation plans approved by security holders	354,924	$0.95	600,076
Equity compensation plans not approved by security holders	245,000	$0.96	—
Total	599,924	$0.95	600,076

Item 13.            Certain Relationships and Related Transactions, and Director Independence.

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement for its 2015 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2015.

Item 14.            Principal Accounting Fees and Services.

Information in response to this item is incorporated by reference from the registrant’s definitive proxy statement for its 2015 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2015.

PART IV

Item 15.            Exhibits, Financial Statement Schedules.

(b)  Exhibits - The following exhibits are attached to this report on Form 10-K or are incorporated herein by reference:

3.1	Articles of Incorporation of the Company, as amended. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).
3.2	Bylaws of the Company. (Incorporated by reference from Current Report on Form 8-K filed on October 30, 2007).
4.1	Form of certificate for shares of Common Stock. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).
10.1	Lease Agreement dated June 3, 2004 between Encision Inc. and DaPuzzo Investment Group, LLC (Incorporated by reference from Quarterly Report on Form 10-QSB filed on August 12, 2004).
10.2	Encision Inc. 2007 Stock Option Plan (Incorporated by reference from Proxy Statement dated June 30, 2007). †
10.3	Encision Inc. 2014 Stock Option Plan (Incorporated by reference from Proxy Statement dated July 11, 2014). †
10.4	Loan and Security Agreement between Encision Inc. and Silicon Valley Bank (Incorporated by reference from Current Report on Form 8-K filed on November 10, 2006).
10.5*	Manufacturing, Supply and License Agreement dated April 3, 2009 between Encision Inc. and Intuitive Surgical Inc. (Incorporated by reference from Annual Report on Form 10-K filed on June 29, 2009).
10.6*

Development, License, and Non-Commercial Supply Agreement dated January 19, 2011 between Encision Inc and Boston Scientific Corporation (Incorporated by reference from Annual Report on Form 10-K filed on June 15,2011).

10.7	Employment Agreement, dated December 17, 2013, between Encision Inc. and Gregory J. Trudel (Incorporated by reference from Current Report on Form 8-K filed on December 23, 2013). †
10.8	Amended and Restated Loan and Security Agreement between Encision Inc. and Silicon Valley Bank dated May 10, 2012 (Incorporated by reference from Annual Report on Form 10-K filed on June 28, 2013).
10.9

First Amendment to Amended and Restated Loan and Security Agreement, dated May 19, 2014, by and between Encision Inc. and Silicon Valley Bank (Incorporated by reference to Current Report on Form 8-K filed on May 23, 2014).

10.10

Second Amendment to Amended and Restated Loan and Security Agreement, dated May 31, 2015, by and between Encision Inc. and Silicon Valley Bank (Incorporated by reference to Current Report on Form 8-K filed on June 3, 2015).

23.1	Consent of Independent Registered Public Accounting Firm, Eide Bailly LLP. **
31.1	Section 302 Certification of Principal Executive Officer **
31.2	Section 302 Certification of Principal Financial and Accounting Officer **
32.1	Section 906 Certifications **
101

Financial statements from the Annual Report on Form 10-K of Encision Inc. for the year ended March 31, 2015, formatted in XBRL: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive (Loss) Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Stockholder’s Equity (Deficit) and (vi) the Notes to the Consolidated Financial Statements.**

*                     Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.

**              Filed herewith.

†                     Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 19, 2015.	ENCISION INC.

	By:	/s/ Mala Ray

Mala Ray
Controller
Principal Accounting Officer & Principal Financial Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mala Ray	June 19, 2015
Mala Ray
Controller
Principal Accounting Officer & Principal Financial Officer

/s/ Patrick W. Pace	June 19, 2015
Patrick W. Pace
Director

/s/ Robert H. Fries	June 19, 2015
Robert H. Fries
Director

/s/ Vern D. Kornelsen	June 19, 2015
Vern D. Kornelsen
Director

/s/ Ruediger Naumann-Etienne	June 19, 2015
Ruediger Naumann-Etienne
Director

/s/ Gregory J. Trudel	June 19, 2015
Gregory J. Trudel
President and CEO
Principal Executive Officer
Director

/s/ David W. Newton	June 19, 2015
David W. Newton
Vice President - Technology
Director