Form 10-Q
period 2015-06-30
ENCISION INC
filed 2015-08-12
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	10,673,225 Shares
(Class)	(outstanding at July 31, 2015)

ENCISION INC.

FORM 10-Q

For the Three Months Ended June 30, 2015

PART I                  FINANCIAL INFORMATION

ITEM 1   -   CONDENSED INTERIM FINANCIAL STATEMENTS

Encision Inc.

Condensed Balance Sheets

(unaudited)

	June 30, 2015	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$125,028	$258,656
Accounts receivable, net of allowance for doubtful accounts of $7,800 at June 30, 2015 and $11,500 at March 31, 2015	908,821	965,355
Inventories, net of reserve for obsolescence of $240,000 at June 30, 2015 and $240,000 at March 31, 2015	2,195,480	2,337,654
Prepaid expenses	159,126	109,678
Total current assets	3,388,455	3,671,343
Equipment, at cost:
Furniture, fixtures and equipment	2,947,559	2,961,417
Customer-site equipment	950,596	955,969
Accumulated depreciation	(3,196,811)	(3,140,453)
Equipment, net	701,344	776,933
Patents, net of accumulated amortization of $160,114 at June 30, 2015 and $153,494 at March 31, 2015	254,622	257,356
Other assets	15,792	20,135
TOTAL ASSETS	$4,360,213	$4,725,767
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$497,622	$675,411
Accrued compensation	290,355	262,195
Other accrued liabilities	312,362	324,926
Deferred rent — short term	30,384	30,384
Line of credit	64,000	—
Total current liabilities	1,194,723	1,292,916
Long-term liabilities:
Line of credit	—	64,000
Deferred rent — long term	93,684	101,280
Total liabilities	1,288,407	1,458,196
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 10,673,225 shares issued and outstanding at June 30, 2015 and March 31, 2015	23,625,122	23,607,688
Accumulated (deficit)	(20,553,316)	(20,340,117)
Total shareholders’ equity	3,071,806	3,267,571
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,360,213	$4,725,767

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	June 30, 2015	June 30, 2014
NET REVENUE	2,454,325	2,476,258
COST OF REVENUE	1,280,541	1,254,299
GROSS PROFIT	1,173,784	1,221,959
OPERATING EXPENSES:
Sales and marketing	696,343	682,573
General and administrative	366,663	370,428
Research and development	284,038	315,421
Total operating expenses	1,347,044	1,368,422
OPERATING LOSS	(173,260)	(146,463)
Interest expense, net	(719)	(2,785)
Other expense, net	(39,220)	(53,109)
Interest expense and other expense, net	(39,939)	(55,894)
LOSS BEFORE PROVISION FOR INCOME TAXES	(213,199)	(202,357)
Provision for income taxes	—	—
NET LOSS	$(213,199)	$(202,357)
Net loss per share—basic and diluted	$(0.02)	$(0.02)
Weighted average shares—basic and diluted	10,673,225	10,673,225

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net loss	$(213,199)	$(202,357)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	83,053	114,336
Share-based compensation expense	17,434	14,213
Provision for doubtful accounts, net	(3,700)	3,500
Provision for inventory obsolescence, net	—	63,501
Change in operating assets and liabilities:
Accounts receivable	60,234	(77,458)
Inventories	142,174	292
Prepaid expenses and other assets	(45,105)	(182,836)
Accounts payable	(177,789)	(195,561)
Accrued compensation and other accrued liabilities	8,000	(37,519)
Net cash (used in) operating activities	(128,898)	(499,889)
Cash flows from investing activities:
Acquisition of property and equipment	(844)	(26,359)
Patent costs	(3,886)	(16,042)
Net cash (used in) investing activities	(4,730)	(42,401)
Net decrease in cash and cash equivalents	(133,628)	(542,290)
Cash and cash equivalents, beginning of period	258,656	1,689,580
Cash and cash equivalents, end of period	$125,028	$1,147,290

The accompanying notes to financial statements are an integral part of these condensed statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2015

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

We have an accumulated deficit of $20,553,316 at June 30, 2015. Operating funds have been provided primarily by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital in the future.

Our strategic marketing and sales plan is designed to expand the use of our products in surgically active hospitals and surgery centers in the United States.

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  The condensed interim financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, filed on June 19, 2015.

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

Concentration of Credit Risk.  Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents, accounts receivable and a line of credit. The amount of cash on deposit with financial institutions may exceed the $250,000 federally insured limit at June 30, 2015. We believe that cash on deposit that exceeds $250,000 with financial institutions is financially sound and the risk of loss is minimal.

We have no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. We maintain the majority of our cash balances with one financial institution in the form of demand deposits.

Accounts receivable are typically unsecured and are derived from transactions with and from entities in the healthcare industry primarily located in the United States. Accordingly, we may be exposed to credit risk generally associated with the healthcare industry. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The net accounts receivable balance at June 30, 2015 of $908,821 included 6% from one customer. The net accounts receivable balance at March 31, 2015 of $965,355 included no more than 5% from any one customer.

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

Inventories.  Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At June 30, 2015 and March 31, 2015, inventory consisted of the following:

	June 30, 2015	March 31, 2015
Raw materials	$1,540,084	$1,547,733
Finished goods	895,396	1,029,921
Total gross inventories	2,435,480	2,577,654
Less reserve for obsolescence	(240,000)	(240,000)
Total net inventories	$2,195,480	$2,337,654

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

Income Taxes.  We account for income taxes under the provisions of FASB Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. ASC 740 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized. As a result, no provision for income tax is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. We are required to make many subjective assumptions and judgments regarding our income tax exposures. At June 30, 2015, we had no unrecognized tax benefits, which would affect the effective tax rate if recognized and had no accrued interest, or penalties related to uncertain tax positions.

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

Stock-based compensation expense recognized under ASC 718 for the three months ended June 30, 2015 and 2014 was $17,434 and $14,213, respectively, which consisted of stock-based compensation expense related to grants of employee stock options and restricted stock units (“RSUs”).

Segment Reporting.  We have concluded that we have one operating segment.

Recent Accounting Pronouncements.  We have reviewed all recently issued, but not yet effective, accounting pronouncements. The Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 (Revenue from Contracts with Customers), which is effective for annual reporting periods beginning after December 15, 2017. We have not yet assessed the impact, if any, of adopting this standard. The Financial Accounting Standards Board has also issued Accounting Standards Update 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (the ASU), which provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The ASU requires management to perform an assessment every reporting period (including interim periods) to determine whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. The ASU also defines that substantial doubt exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We are currently evaluating this new guidance and the related impact on the financial statements.

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended
	June 30, 2015	June 30, 2014
Net loss	$(213,199)	$(202,357)
Weighted-average shares — basic	10,673,225	10,673,225
Effect of dilutive potential common shares	—	—
Weighted-average shares — diluted	10,673,225	10,673,225
Net income (loss) per share — basic	$(0.02)	$(0.02)
Net income (loss) per share — diluted	$(0.02)	$(0.02)
Antidilutive employee stock options and RSUs	638,924	525,000

Note 4.   COMMITMENTS AND CONTINGENCIES

Effective December 1, 2014, we extended our noncancelable lease agreement through July 31, 2019 for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease includes $172,176 of leasehold improvements granted by the landlord. The $172,176 was recorded on our condensed balance sheets as leasehold improvements and deferred rent. The leasehold improvements are being amortized over the lesser of the lease term or the assets life and the deferred rent is being amortized against rent expense over the lease term. The minimum future lease payment, by fiscal year, as of June 30, 2015 is as follows:

Fiscal Year	Amount
2016 (Nine months remaining)	201,504
2017	276,732
2018	285,034
2019	293,585
2020	99,800
Total	$1,156,655

Included in our furniture, fixtures and equipment balance is leased equipment that was acquired, under the provisions of a long-term capital lease, during the quarter ended September 30, 2014. The equipment had an original cost of $177,547 and has a net book value of $84,544 at June 30, 2015.

On May 29, 2015, we signed an amendment to our credit facility agreement with Silicon Valley Bank. The terms of the credit facility include a line of credit for $2,000,000 for one year, until May 29, 2016, at an interest rate calculated at the prime rate plus 1.25%, subject to increase upon a default. The liquidity ratio covenant limits our borrowing under the credit facility by a ratio of at least 2.0 to 1.0 of our eligible receivables plus cash, minus accounts payable that are over sixty days, at the time of borrowing. As of June 30, 2015, we had $64,000 of borrowings from the credit facility and, under our liquidity ratio limit, had an additional approximately $442,000 available to borrow.

Aside from the operating lease, we do not have any material contractual commitments requiring settlement in the future.

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine compliance with these regulations. We believe that we were in substantial compliance with all known regulations at June 30, 2015. FDA inspections are conducted periodically at the discretion of the FDA. Our latest inspection by the FDA occurred in December 2012.

Note 5.   SHARE-BASED COMPENSATION

The provisions of ASC 718-10-55 requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and RSUs, based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options, RSUs and employee stock purchases for the three and three months ended June 30, 2015 and 2014, which was allocated as follows:

	Three Months Ended
	June 30, 2015	June 30, 2014
Cost of sales	$491	$491
Sales and marketing	2,794	2,427
General and administrative	13,264	10,638
Research and development	885	657
Stock-based compensation expense	$17,434	$14,213

Share-based compensation cost for stock options is measured at the grant date, based on the fair value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. The BSM option-pricing model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk-free interest rate and expected dividends. There were 39,000 stock options granted during the three months ended June 30, 2015. There were no stock options forfeited during the three months ended June 30, 2015. Share-based compensation cost for RSUs is measured based on the closing fair market value of the Company’s common stock on the date of grant. There were no RSUs granted during the three months ended June 30, 2015.

As of June 30, 2015, $263,000 of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over a period of five years.

Note 6.   RELATED PARTY TRANSACTION

We paid consulting fees of $22,466 and $25,877 to an entity owned by one of our directors during the three months ended June 30, 2015 and 2014, respectively.

Note 7.   SUBSEQUENT EVENTS

We evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosed in the notes to our financial statements.

ITEM 2    -    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this section on Management’s Discussion and Analysis are not historical facts, including statements about our strategies and expectations with respect to new and existing products, market demand, acceptance of new and existing products, marketing efforts, technologies and opportunities, market and industry segment growth, and return on investments in products and markets. These statements are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward looking statements. All forward looking statements in this section on Management’s Discussion and Analysis are based on information available to us on the date of this document, and we assume no obligation to update such forward looking statements. Readers of this Form 10-Q are strongly encouraged to review the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended March 31, 2015.

General

Encision Inc., a medical device company based in Boulder, Colorado, has developed and markets innovative technology that provides unprecedented outcomes and patient safety in minimally-invasive surgery. We believe that our patented Active Electrode Monitoring (“AEM®”) AEM EndoShield™. Burn Protection System is changing the marketplace for electrosurgical devices and laparoscopic instruments by providing a solution to a well-documented hazard unique to laparoscopic surgery. The Center for Medicare and Medicaid Services (CMS) recently published its Hospital-Acquired Condition Reduction Program effective October 1, 2014. At that time, the program began to levy as much as a 1% penalty on Medicare reimbursements to hospitals in the lower quadrant of performance for selected quality indicators, including accidental puncture and laceration (“APL”). Examples of APL include the use of a cautery device (electrosurgery) or scissors to dissect a tissue plane that errantly causes an injury to underlying bowels.

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

When a hospital or surgery center changes to AEM technology, we receive recurring revenue from sales of replacement instruments. We believe that there is no directly competing technology to supplant AEM products. The replacement market of reusable and disposable AEM products in hospitals and surgery centers that use our AEM technology represented over 90% of our product revenue during the three months ended June 30, 2015. This revenue stream is expected to grow as the base of accounts using AEM technology expands. In addition, we intend to further develop disposable versions of more of our AEM products in order to meet market demands and expand our sales opportunities.

We have an accumulated deficit of $20,553,316 at June 30, 2015. Operating funds have been provided primarily by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital.

During the three months ended June 30, 2015, we used $128,898 of cash for our operations and used $844 for investments in property and equipment. As of June 30, 2015, we had $125,028 in cash and cash equivalents available to fund future operations, a decrease of $133,628 from March 31, 2015. Our working capital was $2,193,732 at June 30, 2015 compared to $2,378,427 at March 31, 2015.

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

Our AEM Surgical Instruments have been engineered to provide a seamless transition for surgeons switching from conventional laparoscopic instruments. AEM technology has been integrated into instruments that have the same look, feel and functionality as conventional instruments that surgeons have been using for years. The AEM product line encompasses the full range of instrument sizes, types and styles favored by surgeons. Additionally, we continue to improve quality and add to the product line. These additions include more disposable versions, the introduction of hand-activated instruments, our enhanced scissors, our e.Edge™ scissors, our EM3 AEM Monitor and our AEM EndoShield Burn Protection System. Hospitals can make a complete and smooth conversion to our product line, thereby advancing patient safety in MIS with optimal convenience.

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

Possibility of Operating Losses:  We have an accumulated deficit of $20,553,316 at June 30, 2015. Operating funds have been provided primarily by issuances of our common stock and warrants, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital. We have made strides toward improving our operating results but due to the ongoing need to develop, optimize and train our direct sales managers and the independent sales representative network, the need to support the development of refinements to our product line, and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to raise additional capital.

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

Results of Operations

For the quarter ended June 30, 2015 compared to the quarter ended June 30, 2014.

Net Revenue.  Net revenue for the quarter ended June 30, 2015 was $2,454,325 compared to $2,476,258 for the quarter ended June 30, 2014, a decrease of 1%. The decrease of net revenue is attributable to business lost from accounts that stopped using AEM technology and to other cost-reduction factors, including, but not limited to, using alternatives to AEM products, using less AEM products, and using outside reprocessors who reprocess our products for resale.

Gross profit.  Gross profit for the quarter ended June 30, 2015 of $1,173,784 represented a decrease of 4% from gross profit of $1,221,959 for the quarter ended June 30, 2014. Gross profit as a percentage of sales (gross margins) decreased from 49.3% for the quarter ended June 30, 2014 to 47.8% for the quarter ended June 30, 2015. The decrease in gross margins in the quarter ended June 30, 2015 was the result of higher material costs and mix of product sold.

Sales and marketing expenses.  Sales and marketing expenses of $696,343 for the quarter ended June 30, 2015 represented an increase of 2% from sales and marketing expenses of $682,573 for the quarter ended June 30, 2014. The increase was the result of increased sales commissions and increased travel and meals. The increase in expense was partially offset by decreased outside services, sales meetings and sales samples.

General and administrative expenses.  General and administrative expenses of $366,663 for the quarter ended June 30, 2015 represented a decrease of 1% from general and administrative expenses of $370,428 for the quarter ended June 30, 2014. The decrease was the result of a decrease of various minor items.

Research and development expenses.  Research and development expenses of $284,038 for the quarter ended June 30, 2015 represented a decrease of 10% compared to $315,421 for the quarter ended June 30, 2014. The decrease was the result of decreased compensation.

Other income and expense, net.  Other income and expense, net includes medical device excise tax of $52,919 and $54,123 for the quarters ended June 30, 2015 and June 30, 2014, respectively.

Net loss.  Net loss was $213,199 for the quarter ended June 30, 2015 compared to net loss of $202,357 for the quarter ended June 30, 2014. The net loss increase was a result of lower net revenue and lower gross profit margin, as explained above. This was partially offset by lower operating expenses, as explained above.

The results of operations for the three months ended June 30, 2015 are not indicative of the results of operations for all or any part of the balance of the fiscal year.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock and, in some years, by operating profits. Common stock and additional paid in capital totaled $23,625,122 from our inception through June 30, 2015.

On May 29, 2015, we signed an amendment to our credit facility agreement with Silicon Valley Bank. The terms of the credit facility include a line of credit for $2,000,000 for one year, until May 29, 2016, at an interest rate calculated at the prime rate plus 1.25%, subject to increase upon a default. The liquidity ratio covenant limits our borrowing under the credit facility by a ratio of at least 2.0 to 1.0 of our eligible receivables plus cash, minus accounts payable that are over sixty days, at the time of borrowing. As of June 30, 2015, we had $64,000 of borrowings from the credit facility and, under our liquidity ratio limit, had an additional approximately $442,000 available to borrow.

Our operations used $128,898 of cash during the three months ended June 30, 2015 on net revenue of $2,454,325. Cash was used, principally, by our net loss and decreased accounts payable. Cash used was partially offset by decreased inventories. The amounts of cash used by operations for the three months ended June 30, 2015 are not indicative of the expected amounts of cash to be generated from or used in operations in fiscal year 2015. During the three months ended June 30, 2015, we invested $844 in the acquisition of property and equipment. As of June 30, 2015, we had $125,028 in cash and cash equivalents available to fund future operations. Working capital was $2,193,732 at June 30, 2015 compared to $2,378,427 at March 31, 2015. The decrease of working capital at June 30, 2015 was the result, principally, of our net loss, and was partially offset by a reclassification of our line of credit from a long-term liability to a current liability. Current liabilities were $1,194,723 at June 30, 2015, compared to $1,292,916 at March 31, 2015. The decrease in current liabilities at June 30, 2015 was principally caused by a decrease to accounts payable, and was partially offset by a reclassification of our line of credit from a long-term liability to a current liability.

Effective December 1, 2014, we extended our noncancelable lease agreement through July 31, 2019 for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease includes $172,176 of leasehold improvements granted by the landlord. The $172,176 was recorded on our condensed balance sheets as leasehold improvements and deferred rent. The leasehold improvements are being amortized over the lesser of the lease term or the assets life and the deferred rent is being amortized against rent expense over the lease term. The minimum future lease payment, by fiscal year, as of June 30, 2015 is as follows:

Fiscal Year	Amount
2016 (Nine months remaining)	201,504
2017	276,732
2018	285,034
2019	293,585
2020	99,800
Total	$1,156,655

Included in our furniture, fixtures and equipment balance is leased equipment that was acquired, under the provisions of a long-term capital lease, during the quarter ended September 30, 2014. The equipment had an original cost of $177,547 and has a net book value of $84,544 at June 30, 2015.

Aside from the operating lease, we do not have any material contractual commitments requiring settlement in the future.

As of June 30, 2015, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	1,156,655	270,687	565,979	319,989	—
Line of credit obligation	64,000	64,000	—	—	—
	1,220,655	334,687	565,979	319,989	—

Aside from the operating leases and credit facility commitments, we do not have any material contractual commitments requiring settlement in the future.

Our fiscal year 2016 operating plan is focused on increasing new accounts, retaining existing customers, growing revenue, increasing gross profits and conserving cash. We are investing in research and development efforts to develop next generation versions of the AEM product line. We have invested in manufacturing property and equipment to manufacture disposable scissors inserts internally and to reduce our cost of product revenue. We cannot predict with certainty the expected revenue, gross profit, net income or loss and usage of cash and cash equivalents for fiscal year 2016. On May 29, 2015, we signed an amendment to our credit facility agreement with Silicon Valley Bank. The terms of the credit facility include a line of credit for $2,000,000 for one year at an interest rate calculated at the prime rate plus 1.25%, subject to increase upon a default. Our borrowing under the credit facility is limited by our eligible receivables at the time of borrowing. The credit facility is secured by all tangible and intangible assets, whether now owned or hereafter acquired, wherever located. We believe that our cash resources and credit facility will be sufficient to fund our operations for at least the next twelve months. If we are unable to manage our business operations in line with budget expectations, it could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

Income Taxes

As of March 31, 2015, net operating loss carryforwards totaling approximately $10.5 million are available to reduce taxable income in the future. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the fiscal year ending March 31, 2019. We have not paid income taxes since our inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including changes in ownership interests. We have established a valuation allowance for the entire amount of our deferred tax asset since inception due to our history of losses. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. If some or all of the valuation allowance were reversed, then, to the extent of the reversal, a tax benefit would be recognized which would result in an increase to net income.

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

(a)  We have carried out an evaluation under the supervision and with the participation of our management, including our President and CEO and Principal Accounting and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the President and CEO and the Principal Accounting and Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective.

(b)  During the quarter ended June 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                                             OTHER INFORMATION

ITEM 6                                                   Exhibits

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

10.1              Second Amendment to Amended and Restated Loan and Security Agreement dated May 31, 2015 by and between Encision Inc. and Silicon Valley Bank (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 3, 2015).

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

101                 The following materials from Encision Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Income, (iii) the unaudited Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged at Level I.

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

Encision Inc.

August 12, 2015	/s/ Mala Ray
Date	Mala Ray
Controller
Principal Accounting Officer &
Principal Financial Officer