Form 10-Q
period 2015-09-30
ENCISION INC
filed 2015-11-12
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to________

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes      ☐        No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	10,673,225 Shares
(Class)	(outstanding at October 30, 2015)

ENCISION INC.

FORM 10-Q

For the Three and Six Months Ended September 30, 2015

PART I                   FINANCIAL INFORMATION

ITEM 1   -   CONDENSED INTERIM FINANCIAL STATEMENTS

Encision Inc.

Condensed Balance Sheets

(unaudited)

	September 30, 2015	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$ 113,193	$ 258,656
Accounts receivable, net of allowance for doubtful accounts of $11,000 at September 30, 2015 and $11,500 at March 31, 2015	870,773	965,355
Inventories, net of reserve for obsolescence of $262,000 at September 30, 2015 and $240,000 at March 31, 2015	1,974,197	2,337,654
Prepaid expenses	124,407	109,678
Total current assets	3,082,570	3,671,343
Equipment, at cost:
Furniture, fixtures and equipment	3,906,155	3,917,386
Accumulated depreciation	(3,268,609)	(3,140,453)
Equipment, net	637,546	776,933
Patents, net of accumulated amortization of $165,157 at September 30, 2015 and $153,494 at March 31, 2015	256,274	257,356
Other assets	15,792	20,135
TOTAL ASSETS	$3,992,182	$4,725,767
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 463,748	$ 675,411
Accrued compensation	234,294	262,195
Other accrued liabilities	270,010	324,926
Deferred rent – short term	30,384	30,384
Total current liabilities	998,436	1,292,916
Long-term liabilities:
Line of credit	—	64,000
Deferred rent – long term	86,088	101,280
Total liabilities	1,084,524	1,458,196
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 10,673,225 shares issued and outstanding at September 30 and March 31, 2015	23,645,283	23,607,688
Accumulated (deficit)	(20,737,625)	(20,340,117)
Total shareholders’ equity	2,907,658	3,267,571
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,992,182	$4,725,767

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
NET REVENUE	$2,300,436	$2,279,346	$4,754,761	$4,755,603
COST OF REVENUE	1,120,006	1,203,847	2,400,547	2,458,146
GROSS PROFIT	1,180,430	1,075,499	2,354,214	2,297,457
OPERATING EXPENSES:
Sales and marketing	629,847	700,942	1,326,189	1,383,515
General and administrative	366,581	380,636	733,245	751,063
Research and development	305,616	357,627	589,654	673,048
Total operating expenses	1,302,044	1,439,205	2,649,088	2,807,626
OPERATING LOSS	(121,614)	(363,706)	(294,874)	(510,169)
Interest expense, net	(16,681)	(2,255)	(17,400)	(5,041)
Other expense, net	(46,013)	(48,409)	(85,234)	(101,518)
Interest expense and other expense, net	(62,694)	(50,664)	(102,634)	(106,559)
LOSS BEFORE PROVISION FOR INCOME TAXES	(184,308)	(414,370)	(397,508)	(616,728)
Provision for income taxes	—	—	—	—
NET LOSS	$ (184,308)	$ (414,370)	$ (397,508)	$(616,728)
Net loss per share—basic and diluted	$ (0.02)	$ (0.04)	$ (0.04)	$ (0.06)
Weighted average shares—basic and diluted	10,673,225	10,673,225	10,673,225	10,673,225

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net loss	$ (397,508)	$ (616,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	162,035	195,361
Share-based compensation expense	37,595	29,936
Provision for doubtful accounts, net	(500)	—
Provision for inventory obsolescence, net	22,000	86,501
Change in operating assets and liabilities:
Accounts receivable	95,082	73,019
Inventories	341,457	20,636
Prepaid expenses and other assets	(10,386)	(143,502)
Accounts payable	(211,663)	(121,296)
Accrued compensation and other accrued liabilities	(98,009)	(126,664)
Net cash (used in) operating activities	(59,897)	(602,737)
Cash flows from investing activities:
Acquisition of property and equipment	(10,985)	(21,918)
Patent costs	(10,581)	(26,030)
Net cash (used in) investing activities	(21,566)	(47,948)
Cash flows from financing activities:
Paydown of credit facility	(64,000)	—
Net cash (used in) financing activities	(64,000)	—
Net decrease in cash and cash equivalents	(145,463)	(650,685)
Cash and cash equivalents, beginning of period	258,656	1,689,580
Cash and cash equivalents, end of period	$ 113,193	$1,038,895

The accompanying notes to financial statements are an integral part of these condensed statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

We have an accumulated deficit of $20,737,625 at September 30, 2015. Operating funds have been provided primarily by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital in the future.

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

Concentration of Credit Risk.  Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents, accounts receivable and a line of credit. The amount of cash on deposit with financial institutions may exceed the $250,000 federally insured limit at September 30, 2015. We believe that cash on deposit that exceeds $250,000 with financial institutions is financially sound and the risk of loss is minimal.

We have no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. We maintain the majority of our cash balances with one financial institution in the form of demand deposits.

Accounts receivable are typically unsecured and are derived from transactions with and from entities in the healthcare industry primarily located in the United States. Accordingly, we may be exposed to credit risk generally associated with

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

the healthcare industry. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The net accounts receivable balance at September 30, 2015 of $870,773 included 3% from one customer. The net accounts receivable balance at March 31, 2015 of $965,355 included no more than 5% from any one customer.

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

Inventories. Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At September 30, 2015 and March 31, 2015, inventory consisted of the following:

	September 30, 2015	March 31, 2015
Raw materials	$1,386,462	$1,547,733
Finished goods	849,735	1,029,921
Total gross inventories	2,236,197	2,577,654
Less reserve for obsolescence	(262,000)	(240,000)
Total net inventories	$1,974,197	$2,337,654

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

Income Taxes.  We account for income taxes under the provisions of FASB Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. ASC 740 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized. As a result, no provision for income tax is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. We are required to make many subjective assumptions and judgments regarding our income tax exposures. At September 30, 2015, we had no unrecognized tax benefits, which would affect the effective tax rate if recognized and had no accrued interest, or penalties related to uncertain tax positions.

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

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

Stock-Based Compensation.  Stock-based compensation is presented in accordance with the guidance of ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”). Under the provisions of ASC 718, companies are required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our statements of operations.

Stock-based compensation expense recognized under ASC 718 for the three and six months ended September 30, 2015 was $20,161 and $37,595, respectively, and for the three and six months ended September 30, 2014 was $15,723 and $29,936, which consisted of stock-based compensation expense related to grants of employee stock options and restricted stock units (“RSUs”).

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

In July 2015, the FASB issued Accounting Standards Update 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, (“ASU 2015-11”). ASU 2015-11 affects reporting entities that measure inventory using first-in, first-out (FIFO) or average cost. Specifically, ASU 2015-11 requires that inventory be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company does not expect ASU 2015-11 to have an impact on its financial statements.

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net loss	$ (184,308)	$ (414,370)	$ (397,508)	$ (616,728)
Weighted-average shares — basic	10,673,225	10,673,225	10,673,225	10,673,225
Effect of dilutive potential common shares	—	—	—	—
Weighted-average shares — diluted	10,673,225	10,673,225	10,673,225	10,673,225
Net income (loss) per share — basic	$ (0.02)	$ (0.04)	$ (0.04)	$ (0.06)
Net income (loss) per share — diluted	$ (0.02)	$ (0.04)	$ (0.04)	$ (0.06)
Antidilutive employee stock options and RSUs	718,924	570,638	718,924	570,638

Note 4.         COMMITMENTS AND CONTINGENCIES

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

Effective December 1, 2014, we extended our noncancelable lease agreement through July 31, 2019 for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease includes $172,176 of leasehold improvements granted by the landlord. The $172,176 was recorded on our condensed balance sheets as leasehold improvements and deferred rent. The leasehold improvements are being amortized over the lesser of the lease term or the assets life and the deferred rent is being amortized against rent expense over the lease term. The minimum future lease payment, by fiscal year, as of September 30, 2015 is as follows:

Fiscal Year	Amount
2016 (six months remaining)	$ 134,336
2017	276,732
2018	285,034
2019	293,585
2020	99,800
Total	$1,089,487

On May 29, 2015, we signed an amendment to our credit facility agreement with Silicon Valley Bank. The terms of the credit facility include a line of credit for $2,000,000 for one year, until May 29, 2016, at an interest rate calculated at the prime rate plus 1.25%, subject to increase upon a default. The liquidity ratio covenant limits our borrowing under the credit facility by a ratio of at least 2.0 to 1.0 of our eligible receivables plus cash, minus accounts payable that are over sixty days, at the time of borrowing. As of September 30, 2015, we had no borrowings from the credit facility and, under our liquidity ratio limit, had an additional approximately $463,000 available to borrow.

Aside from the operating lease, we do not have any material contractual commitments requiring settlement in the future.

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine compliance with these regulations. We believe that we were in substantial compliance with all known regulations at September 30, 2015. FDA inspections are conducted periodically at the discretion of the FDA. Our latest inspection by the FDA occurred in December 2012.

Note 5.         SHARE-BASED COMPENSATION

The provisions of ASC 718-10-55 requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and RSUs, based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options, RSUs and employee stock purchases for the three and six months ended September 30, 2015 and 2014, which was allocated as follows:

	Three Months Ended		Six Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Cost of sales	$ 652	$ 491	$ 1,143	$ 982
Sales and marketing	3,117	3,110	5,911	5,537
General and administrative	15,184	11,257	28,448	21,895
Research and development	1,208	865	2,093	1,522
Stock-based compensation expense	$ 20,161	$ 15,723	$ 37,595	$ 29,936

Share-based compensation cost for stock options is measured at the grant date, based on the fair value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. The BSM option-pricing model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk-free interest rate and expected dividends. There were 100,000 and 139,000 stock options granted during the three and six months ended September 30, 2015, respectively. There were no stock options forfeited during the three and six months ended September 30, 2015. Share-based compensation cost for RSUs is measured based on the closing fair market value of the Company’s common stock on the date of grant. There were 20,000 and 20,000 RSUs granted during the three and six months ended September 30, 2015, respectively.

As of September 30, 2015, $276,000 of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over a period of five years.

Note 6.         RELATED PARTY TRANSACTION

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

We paid consulting fees of $19,260 and $41,726 to an entity owned by one of our directors during the three and six months ended September 30, 2015, respectively, and $17,796 and $43,673 during the three and six months ended September 30, 2014, respectively.

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

When a hospital or surgery center changes to AEM technology, we receive recurring revenue from sales of replacement instruments. We believe that there is no directly competing technology to supplant AEM products. The replacement market of reusable and disposable AEM products in hospitals and surgery centers that use our AEM technology represented over 90% of our product revenue during the six months ended September 30, 2015. This revenue stream is expected to grow as the base of accounts using AEM technology expands. In addition, we intend to further develop disposable versions of more of our AEM products in order to meet market demands and expand our sales opportunities.

We have an accumulated deficit of $20,737,625 at September 30, 2015. Operating funds have been provided primarily by issuances of our common stock and warrants, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital.

During the six months ended September 30, 2015, we used $59,897 of cash for our operations and used $10,985 for investments in property and equipment. As of September 30, 2015, we had $113,193 in cash and cash equivalents available to fund future operations, a decrease of $145,463 from March 31, 2015. Our working capital was $2,084,134 at September 30, 2015 compared to $2,378,427 at March 31, 2015.

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

Our AEM Surgical Instruments have been engineered to provide a seamless transition for surgeons switching from conventional laparoscopic instruments. AEM technology has been integrated into instruments that have the same look, feel and functionality as conventional instruments that surgeons have been using for years. The AEM product line encompasses the full range of instrument sizes, types and styles favored by surgeons. Additionally, we continue to improve quality and add to the product line. These additions include more disposable versions, the introduction of hand-activated instruments, our enhanced scissors, our e∙Edge™ scissors, our EM3 AEM Monitor and our AEM EndoShield Burn Protection System. Hospitals can make a complete and smooth conversion to our product line, thereby advancing patient safety in MIS with optimal convenience.

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

We believe that the unique performance of the AEM technology and our breadth of independent endorsements provide an opportunity for continued market share growth. In our view, market awareness and awareness of the clinical credibility of the AEM technology, as well as awareness of our endorsements, are improving, and we expect this awareness to benefit our sales efforts for the remainder of fiscal year 2016. Our objectives for the remainder of fiscal year 2016 are to optimize sales execution, to expand market awareness of the AEM technology and to maximize the number of additional hospital and surgery center accounts switching to AEM instruments while retaining existing customers. In addition, acceptance of AEM products depends on surgeons’ preference for our instruments, which depends on factors such as ergonomics, quality and ease of use in addition to the technological and safety advantages of AEM products. If surgeons prefer other instruments to our instruments, our business results will suffer.

The Patient Protection and Affordable Care Act includes a provision that imposes a 2.3% excise tax on the sale of certain medical devices by a manufacturer, producer or importer of such devices in the United States. Most of our product revenue is subject to the tax. We include the medical device tax in other expense.

Possibility of Operating Losses:  We have an accumulated deficit of $20,737,625 at September 30, 2015. Operating funds have been provided primarily by issuances of our common stock and warrants, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital. We have made strides toward improving our operating results but due to the ongoing need to develop, optimize and train our direct sales managers and the independent sales representative network, the need to support the development of refinements to our product line, and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to raise additional capital.

Revenue Growth: We expect to generate increased product revenue in the U.S. from sales to new customers and from expanded sales to existing customers as the medical device industry stabilizes and our network of direct and independent sales representatives becomes more efficient. We believe that the visibility and credibility of the independent clinical endorsements for AEM technology will contribute to new accounts and increased product revenue in fiscal year 2016. However, all of these efforts to increase market share and grow product revenue will depend in part on our ability to expand the efficiency and effective coverage range of our direct and independent sales representatives, as well as maintain and in some cases, improve the quality of our product offerings.

We also have longer-term initiatives in place to improve our prospects. We expect that development of next generation versions of our AEM products will better position our products in the marketplace and improve our retention rate at hospitals and surgery centers that have changed to AEM technology, enabling us to grow our sales. We are exploring overseas markets to assess opportunities for sales growth internationally. Finally, we intend to explore opportunities to capitalize on our proven AEM technology via licensing arrangements and strategic alliances. These efforts to generate additional sales and further the market penetration of our products are longer term in nature and may not materialize.

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

Results of Operations

For the quarter ended September 30, 2015 compared to the quarter ended September 30, 2014.

Net Revenue.  Net revenue for the quarter ended September 30, 2015 was $2,300,436 compared to $2,279,346 for the quarter ended September 30, 2014, an increase of 1%. The slight increase of net revenue is attributable to a price increase that was established during the quarter.

Gross profit.  Gross profit for the quarter ended September 30, 2015 of $1,180,430 represented an increase of 10% from gross profit of $1,075,499 for the quarter ended September 30, 2014. Gross profit as a percentage of sales (gross margins) increased from 47% for the quarter ended September 30, 2014 to 51% for the quarter ended September 30, 2015. The increase in gross margins in the quarter ended September 30, 2015 was the result of a price increase that was established during the quarter, lower scrap costs and lower costs in manufacturing operations. The increase in gross margins was partially reduced by higher material costs.

Sales and marketing expenses.  Sales and marketing expenses of $629,847 for the quarter ended September 30, 2015 represented a decrease of 10% from sales and marketing expenses of $700,942 for the quarter ended September 30, 2014. The decrease was the result of decreased sales commissions and outside services. The decrease in expense was partially offset by increased sales sample costs.

General and administrative expenses.  General and administrative expenses of $366,581 for the quarter ended September 30, 2015 represented a decrease of 4% from general and administrative expenses of $380,636 for the quarter ended September 30, 2014. The decrease was the result of a decrease of various minor items that was partially offset by increased compensation.

Research and development expenses.  Research and development expenses of $305,616 for the quarter ended September 30, 2015 represented a decrease of 15% compared to $357,627 for the quarter ended September 30, 2014. The decrease was the result of decreased compensation and inventory usage.

Other income and expense, net.  Other income and expense, net includes medical device excise tax of $51,402 and $49,868 for the quarters ended September 30, 2015 and September 30, 2014, respectively.

Net loss.  Net loss was $184,308 for the quarter ended September 30, 2015 compared to net loss of $414,370 for the quarter ended September 30, 2014. The net loss decrease was a result of higher gross profit and reduced total operating expenses, as explained above.

For the six months ended September 30, 2015 compared to the six months ended September 30, 2014.

Net Revenue.  Net revenue for the six months ended September 30, 2015 was $4,754,761 compared to $4,755,603 for the six months ended September 30, 2014, a minimal decrease.

Gross profit.  Gross profit for the six months ended September 30, 2015 of $2,354,214 represented an increase of 2% from gross profit of $2,297,457 for the six months ended September 30, 2014. Gross profit as a percentage of sales (gross margins) increased from 48.3% for the six months ended September 30, 2014 to 49.5% for the six months ended September 30, 2015. The increase in gross margins in the six months ended September 30, 2015 was the result of lower scrap costs and lower costs in manufacturing operations. The increase in gross margins was partially reduced by higher material costs.

Sales and marketing expenses.  Sales and marketing expenses of $1,326,189 for the six months ended September 30, 2015 represented a decrease of 4% from sales and marketing expenses of $1,383,515 for the six months ended September 30, 2014. The decrease was the result of decreased outside services.

General and administrative expenses.  General and administrative expenses of $733,245 for the six months ended September 30, 2015 represented a decrease of 2% from general and administrative expenses of $751,063 for the six months ended September 30, 2014. The decrease was the result of a decrease of various minor items that was partially offset by increased compensation.

Research and development expenses.  Research and development expenses of $589,654 for the six months ended September 30, 2015 represented a decrease of 12% compared to $673,048 for the six months ended September 30, 2014. The decrease was the result of decreased compensation and inventory usage.

Other income and expense, net.  Other income and expense, net includes medical device excise tax of $104,321 and $103,991 for the six months ended September 30, 2015 and September 30, 2014, respectively.

Net loss.  Net loss was $397,508 for the six months ended September 30, 2015 compared to net loss of $616,728 for the six months ended September 30, 2014. The net loss decrease was a result of higher gross profit and reduced total operating expenses, as explained above.

The results of operations for the three and six months ended September 30, 2015 are not indicative of the results of operations for all or any part of the balance of the fiscal year.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock and, in some years, by operating profits. Common stock and additional paid in capital totaled $23,645,283 from our inception through September 30, 2015.

On May 29, 2015, we signed an amendment to our credit facility agreement with Silicon Valley Bank. The terms of the credit facility include a line of credit for $2,000,000 for one year, until May 29, 2016, at an interest rate calculated at the prime rate plus 1.25%, subject to increase upon a default. The liquidity ratio covenant limits our borrowing under the credit facility by a ratio of at least 2.0 to 1.0 of our eligible receivables plus cash, minus accounts payable that are over sixty days, at the time of borrowing. As of September 30, 2015, we had no borrowings from the credit facility and, under our liquidity ratio limit, had an additional approximately $463,000 available to borrow.

Our operations used $59,897 of cash during the six months ended September 30, 2015 on net revenue of $4,754,761. Cash was used, principally, by our net loss and decreased accounts payable. Cash used was partially offset by decreased inventories. The amounts of cash used by operations for the six months ended September 30, 2015 are not indicative of the expected amounts of cash to be generated from or used in operations in fiscal year 2016. During the six months ended September 30, 2015, we invested $10,985 in the acquisition of property and equipment. As of September 30, 2015, we had $113,193 in cash and cash equivalents available to fund future operations. Working capital was $2,084,134 at September 30, 2015 compared to $2,378,427 at March 31, 2015. The decrease of working capital at September 30, 2015 was the result, principally, of our net loss, and a decrease of net inventories. The decrease was partially offset by a decrease of current liabilities. Current liabilities were $998,436 at September 30, 2015, compared to $1,292,916 at March 31, 2015. The decrease in current liabilities at September 30, 2015 was principally caused by a decrease to accounts payable as a result of decreased net inventories.

Effective December 1, 2013, we extended our noncancelable lease agreement through July 31, 2019 for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease includes $172,176 of leasehold improvements granted by the landlord. The $172,176 was recorded on our condensed balance sheets as leasehold improvements and deferred rent. The leasehold improvements are being amortized over the lesser of the lease term or the assets life and the deferred rent is being amortized against rent expense over the lease term. The minimum future lease payment, by fiscal year, as of September 30, 2015 is as follows:

Fiscal Year	Amount
2016 (six months remaining)	$ 134,336
2017	276,732
2018	285,034
2019	293,585
2020	99,800
Total	$1,089,487

Aside from the operating lease, we do not have any material contractual commitments requiring settlement in the future.

As of September 30, 2015, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	1,089,487	272,702	570,193	246,593	––

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

(a)  We have carried out an evaluation under the supervision and with the participation of our management, including our President and CEO and Principal Accounting and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the President and CEO and the Principal Accounting and Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective.

(b)  During the quarter ended September 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following materials from Encision Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Income, (iii) the unaudited Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged at Level I (filed herewith).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Encision Inc.

November 12, 2015	/s/ Mala Ray
Date	Mala Ray
Controller
Principal Accounting Officer &
Principal Financial Officer