Form 10-Q
period 2015-12-31
ENCISION INC
filed 2016-02-08
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	10,673,225 Shares
(Class)	(outstanding at January 29, 2016)

ENCISION INC.

FORM 10-Q

For the Three and Nine Months Ended December 31, 2015

PART I             FINANCIAL INFORMATION

ITEM 1   -   CONDENSED INTERIM FINANCIAL STATEMENTS

Encision Inc.

Condensed Balance Sheets

(unaudited)

	December 31, 2015	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$107,214	$258,656
Accounts receivable, net of allowance for doubtful accounts of $7,000 at December 31, 2015 and $11,500 at March 31, 2015	861,945	965,355
Inventories, net of reserve for obsolescence of $280,762 at December 31, 2015 and $240,000 at March 31, 2015	2,000,934	2,337,654
Prepaid expenses	130,883	109,678
Total current assets	3,100,976	3,671,343
Equipment, at cost:
Furniture, fixtures and equipment	3,925,861	3,917,386
Accumulated depreciation	(3,336,285)	(3,140,453)
Equipment, net	589,576	776,933
Patents, net of accumulated amortization of $173,900 at December 31, 2015 and $153,494 at March 31, 2015	257,075	257,356
Other assets	15,926	20,135
TOTAL ASSETS	$3,963,553	$4,725,767
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$442,702	$675,411
Accrued compensation	203,328	262,195
Other accrued liabilities	246,230	324,926
Line of credit	235,986	—
Deferred rent	30,384	30,384
Total current liabilities	1,158,630	1,292,916
Long-term liabilities:
Line of credit	—	64,000
Deferred rent	78,492	101,280
Total liabilities	1,237,122	1,458,196
Commitments and contingencies (Note 4)
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 10,673,225 shares issued and outstanding at December 31 and March 31, 2015	23,664,084	23,607,688
Accumulated (deficit)	(20,937,653)	(20,340,117)
Total shareholders’ equity	2,726,431	3,267,571
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,963,553	$4,725,767

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
NET REVENUE	$2,292,663	$2,608,408	$7,047,424	$7,364,011
COST OF REVENUE	1,118,658	1,392,805	3,519,205	3,850,951
GROSS PROFIT	1,174,005	1,215,603	3,528,219	3,513,060
OPERATING EXPENSES:
Sales and marketing	626,001	791,113	1,952,191	2,174,627
General and administrative	354,397	433,636	1,087,641	1,184,700
Research and development	339,746	353,447	929,400	1,026,495
Total operating expenses	1,320,144	1,578,196	3,969,232	4,385,822
OPERATING LOSS	(146,139)	(362,593)	(441,013)	(872,762)
Interest expense, net	(10,047)	(1,593)	(27,448)	(6,634)
Other expense, net	(43,843)	(52,661)	(129,075)	(154,179)
Interest expense and other expense, net	(53,890)	(54,254)	(156,523)	(160,813)
LOSS BEFORE PROVISION FOR INCOME TAXES	(200,029)	(416,847)	(597,536)	(1,033,575)
Provision for income taxes	—	—	—	—
NET LOSS	$(200,029)	$(416,847)	$(597,536)	$(1,033,575)
Net loss per share—basic and diluted	$(0.02)	$(0.04)	$(0.06)	$(0.10)
Weighted average shares—basic and diluted	10,673,225	10,673,225	10,673,225	10,673,225

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	December 31, 2015	December 31, 2014
Cash flows from operating activities:
Net loss	$(597,536)	$(1,033,575)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	243,867	293,726
Share-based compensation expense	56,396	46,954
(Recovery) provision for doubtful accounts, net	(4,500)	5,000
Provision for inventory obsolescence, net	40,762	116,501
Change in operating assets and liabilities:
Accounts receivable	107,910	(155,494)
Inventories	295,958	19,942
Prepaid expenses and other assets	(16,996)	(150,521)
Accounts payable	(232,709)	(84,810)
Accrued compensation and other accrued liabilities	(160,351)	(93,002)
Net cash (used in) operating activities	(267,199)	(1,035,279)
Cash flows from investing activities:		,
Acquisition of property and equipment	(36,104)	(20,300)
Patent costs	(20,125)	(29,199)
Net cash (used in) investing activities	(56,229)	(49,499)
Cash flows from financing activities:
Borrowings from credit facility	171,986	83,500
Net cash provided by financing activities	171,986	83,500
Net decrease in cash and cash equivalents	(151,442)	(1,001,278)
Cash and cash equivalents, beginning of period	258,656	1,689,580
Cash and cash equivalents, end of period	$107,214	$688,302

The accompanying notes to financial statements are an integral part of these condensed statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

We have an accumulated deficit of $20,937,653 at December 31, 2015. Operating funds have been provided primarily by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital in the future.

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

Concentration of Credit Risk.  Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents, accounts receivable and a line of credit. From time to time, the amount of cash on deposit with financial institutions may exceed the $250,000 federally insured limit at December 31, 2015. We believe that cash on deposit that exceeds $250,000 with financial institutions is financially sound and the risk of loss is minimal.

We have no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. We maintain the majority of our cash balances with one financial institution in the form of demand deposits.

Accounts receivable are typically unsecured and are derived from transactions with and from entities in the healthcare industry primarily located in the United States. Accordingly, we may be exposed to credit risk generally associated with

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2015

(Unaudited)

the healthcare industry. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The net accounts receivable balance at December 31, 2015 of $861,945 included 5% each from two customers. The net accounts receivable balance at March 31, 2015 of $965,355 included no more than 5% from any one customer.

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

Inventories. Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At December 31, 2015 and March 31, 2015, inventory consisted of the following:

	December 31, 2015	March 31, 2015
Raw materials	$1,572,364	$1,547,733
Finished goods	709,332	1,029,921
Total gross inventories	2,281,696	2,577,654
Less reserve for obsolescence	(280,762)	(240,000)
Total net inventories	$2,000,934	$2,337,654

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

Income Taxes.  We account for income taxes under the provisions of FASB Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. ASC 740 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized. As a result, no provision for income tax is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. We are required to make many subjective assumptions and judgments regarding our income tax exposures. At December 31, 2015, we had no unrecognized tax benefits, which would affect the effective tax rate if recognized and had no accrued interest, or penalties related to uncertain tax positions.

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

DECEMBER 31, 2015

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

Stock-based compensation expense recognized under ASC 718 for the three and nine months ended December 31, 2015 was $18,801 and $56,396, respectively, and for the three and nine months ended December 31, 2014 was $17,018 and $46,954, which consisted of stock-based compensation expense related to grants of employee stock options and restricted stock units (“RSUs”).

Segment Reporting.  We have concluded that we have one operating segment.

Recent Accounting Pronouncements.  We have reviewed all recently issued, but not yet effective, accounting pronouncements. The Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 (Revenue from Contracts with Customers), which is effective for annual reporting periods beginning after December 15, 2017. The Company does not expect ASU 2014-09 to have an impact on its financial statements. The Financial Accounting Standards Board has also issued Accounting Standards Update 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (the ASU), which provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The ASU requires management to perform an assessment every reporting period (including interim periods) to determine whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. The ASU also defines that substantial doubt exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We are currently evaluating this new guidance and the related impact on the financial statements.

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Net loss	$(200,029)	$(416,847)	$(597,536)	$(1,033,575)
Weighted-average shares — basic	10,673,225	10,673,225	10,673,225	10,673,225
Effect of dilutive potential common shares	—	—	—	—
Weighted-average shares — diluted	10,673,225	10,673,225	10,673,225	10,673,225
Net income (loss) per share — basic	$(0.02)	$(0.04)	$(0.06)	$(0.10)
Net income (loss) per share — diluted	$(0.02)	$(0.04)	$(0.06)	$(0.10)
Antidilutive employee stock options and RSUs	708,924	599,924	708,924	599,924

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2015

(Unaudited)

Note 4. COMMITMENTS AND CONTINGENCIES

Effective December 1, 2014, we extended our noncancelable lease agreement through July 31, 2019 for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease includes $172,176 of leasehold improvements granted by the landlord. The $172,176 was recorded on our condensed balance sheets as leasehold improvements and deferred rent. The leasehold improvements are being amortized over the lesser of the lease term or the assets life and the deferred rent is being amortized against rent expense over the lease term. The minimum future lease payment, by fiscal year, as of December 31, 2015 is as follows:

Fiscal Year	Amount
2016 (three months remaining)	$67,168
2017	276,732
2018	285,034
2019	293,585
2020	99,800
Total	$1,022,319

On May 29, 2015, we signed an amendment to our credit facility agreement with Silicon Valley Bank. The terms of the credit facility include a line of credit for $2,000,000 for one year, until May 29, 2016, at an interest rate calculated at the prime rate plus 1.25%, subject to increase upon a default. The liquidity ratio covenant limits our borrowing under the credit facility by a ratio of at least 2.0 to 1.0 of our eligible receivables plus cash, minus accounts payable that are over Ninety days, at the time of borrowing. As of December 31, 2015, we had $235,986 of borrowings from the credit facility and, under our liquidity ratio limit, had an additional approximately $190,000 available to borrow.

Aside from the operating lease, we do not have any material contractual commitments requiring settlement in the future.

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine compliance with these regulations. We believe that we were in substantial compliance with all known regulations at December 31, 2015. FDA inspections are conducted periodically at the discretion of the FDA. Our latest inspection by the FDA occurred in October 2015.

Note 5. SHARE-BASED COMPENSATION

The provisions of ASC 718-10-55 requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and RSUs, based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options, RSUs and employee stock purchases for the three and nine months ended December 31, 2015 and 2014, which was allocated as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Cost of sales	$573	$491	$1,716	$1,473
Sales and marketing	2,955	2,770	8,866	8,307
General and administrative	14,226	12,996	42,674	34,891
Research and development	1,047	761	3,140	2,283
Stock-based compensation expense	$18,801	$17,018	$56,396	$46,954

Share-based compensation cost for stock options is measured at the grant date, based on the fair value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. The BSM option-pricing model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk-free interest rate and expected dividends. There were none and 139,000 stock options granted during the three and nine months ended December 31, 2015, respectively. There were 10,000 stock options forfeited during the three and nine months ended December 31, 2015. Share-based compensation cost for RSUs is measured based on the closing fair market value of the Company’s common stock on the date of grant. There were none and 20,000 RSUs granted during the three and nine months ended December 31, 2015, respectively.

As of December 31, 2015, $257,000 of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over a period of five years.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2015

(Unaudited)

Note 6. RELATED PARTY TRANSACTION

We paid consulting fees of $22,054 and $63,780 to an entity owned by one of our directors during the three and nine months ended December 31, 2015, respectively, and $20,880 and $64,553 during the three and nine months ended December 31, 2014, respectively.

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

General

Encision Inc., a medical device company based in Boulder, Colorado, has developed and markets innovative technology that provides unprecedented outcomes and patient safety in minimally-invasive surgery. We believe that our patented Active Electrode Monitoring (“AEM®”) AEM EndoShield™. Burn Protection System is changing the marketplace for electrosurgical devices and laparoscopic instruments by providing a solution to a well-documented hazard unique to laparoscopic surgery. The Center for Medicare and Medicaid Services (“CMS”) recently published its Hospital-Acquired Condition Reduction Program effective October 1, 2014. At that time, the program began to levy as much as a 1% penalty on Medicare reimbursements to hospitals in the lower quadrant of performance for selected quality indicators, including accidental puncture and laceration (“APL”). Examples of APL include the use of a cautery device (electrosurgery) or scissors to dissect a tissue plane that errantly causes an injury to underlying bowels.

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

When a hospital or surgery center changes to AEM technology, we receive recurring revenue from sales of replacement instruments. We believe that there is no directly competing technology to supplant AEM products. The replacement market of reusable and disposable AEM products in hospitals and surgery centers that use our AEM technology represented over 90% of our product revenue during the nine months ended December 31, 2015. This revenue stream is expected to grow as the base of accounts using AEM technology expands. In addition, we intend to further develop disposable versions of more of our AEM products in order to meet market demands and expand our sales opportunities.

We have an accumulated deficit of $20,937,653 at December 31, 2015. Historically, a significant portion of our funds has been provided by issuances of our common stock and warrants, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital.

During the nine months ended December 31, 2015, we used $267,199 of cash for our operations and used $36,104 for investments in property and equipment. As of December 31, 2015, we had $107,214 in cash and cash equivalents available to fund future operations, a decrease of $151,442 from March 31, 2015. Our working capital was $1,942,346 at December 31, 2015 compared to $2,378,427 at March 31, 2015.

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

The Patient Protection and Affordable Care Act included a provision that imposes a 2.3% excise tax on the sale of certain medical devices by a manufacturer, producer or importer of such devices in the United States. Effective January 1, 2016, the excise tax will be suspended for two years. Most of our product revenue is subject to the tax. We include the medical device tax in other expense.

Possibility of Operating Losses:  We have an accumulated deficit of $20,937,653 at December 31, 2015. Historically, a significant portion of our funds has been provided by issuances of our common stock and warrants, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital. We have made strides toward improving our operating results but due to the ongoing need to develop, optimize and train our direct sales managers and the independent sales representative network, the need to support the development of refinements to our product line, and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to raise additional capital.

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

Results of Operations

For the quarter ended December 31, 2015 compared to the quarter ended December 31, 2014.

Net Revenue.  Net revenue for the quarter ended December 31, 2015 was $2,292,663 compared to $2,608,408 for the quarter ended December 31, 2014, a decrease of 12%. The decrease of net revenue is attributable to business lost from hospitals that reduced, or stopped, using AEM technology during the quarter.

Gross profit.  Gross profit for the quarter ended December 31, 2015 of $1,174,005 represented a decrease of 3% from gross profit of $1,215,603 for the quarter ended December 31, 2014. Gross profit as a percentage of sales (gross margins) increased from 47% for the quarter ended December 31, 2014 to 51% for the quarter ended December 31, 2015. The increase in gross margins in the quarter ended December 31, 2015 was the result of a price increase that was established during the prior quarter, lower scrap costs and lower costs in manufacturing operations. The increase in gross margins was partially reduced by higher material costs.

Sales and marketing expenses.  Sales and marketing expenses of $626,001 for the quarter ended December 31, 2015 represented a decrease of 21% from sales and marketing expenses of $791,113 for the quarter ended December 31, 2014. The decrease was the result of decreased sales commissions, advertising and travel. The decrease in expense was partially offset by increased sales sample costs.

General and administrative expenses.  General and administrative expenses of $354,397 for the quarter ended December 31, 2015 represented a decrease of 18% from general and administrative expenses of $433,636 for the quarter ended December 31, 2014. The decrease was the result of decreased compensation and various minor items.

Research and development expenses. Research and development expenses of $339,746 for the quarter ended December 31, 2015 represented a decrease of 4% compared to $353,447 for the quarter ended December 31, 2014. The decrease was the result of decreased compensation and outside services. The decrease in expense was partially offset by increased tooling costs.

Other income and expense, net.  Other income and expense, net includes medical device excise tax of $49,751 and $57,090 for the quarters ended December 31, 2015 and December 31, 2014, respectively. Effective January 1, 2016, the excise tax will be suspended for two years.

Net loss.  Net loss was $200,029 for the quarter ended December 31, 2015 compared to net loss of $416,847 for the quarter ended December 31, 2014. The net loss decrease was a result of reduced total operating expenses, as explained above.

For the nine months ended December 31, 2015 compared to the nine months ended December 31, 2014.

Net Revenue.  Net revenue for the nine months ended December 31, 2015 was $7,047,424 compared to $7,364,011 for the nine months ended December 31, 2014, a decrease of 4%. The decrease of net revenue is attributable to business lost from hospitals that reduced, or stopped, using AEM technology during the nine months.

Gross profit.  Gross profit for the nine months ended December 31, 2015 of $3,528,219 represented a minimal increase from gross profit of $3,513,060 for the nine months ended December 31, 2014. Gross profit as a percentage of sales (gross margins) increased from 48% for the nine months ended December 31, 2014 to 50% for the nine months ended December 31, 2015. The increase in gross margins in the nine months ended December 31, 2015 was the result of lower scrap costs and lower costs in manufacturing operations. The increase in gross margins was partially reduced by higher material costs.

Sales and marketing expenses.  Sales and marketing expenses of $1,952,191 for the nine months ended December 31, 2015 represented a decrease of 10% from sales and marketing expenses of $2,174,627 for the nine months ended December 31, 2014. The decrease was the result of decreased salaries and commissions, outside services and travel. The decrease was partially offset by increased sales samples.

General and administrative expenses.  General and administrative expenses of $1,087,641 for the nine months ended December 31, 2015 represented a decrease of 8% from general and administrative expenses of $1,184,700 for the nine months ended December 31, 2014. The decrease was the result of a decrease of temporary help, regulatory fees and various minor items.

Research and development expenses.  Research and development expenses of $929,400 for the nine months ended December 31, 2015 represented a decrease of 9% compared to $1,026,495 for the nine months ended December 31, 2014. The decrease was the result of decreased compensation, outside services and inventory usage. The decrease was partially offset by increased tooling costs.

Other income and expense, net.  Other income and expense, net includes medical device excise tax of $154,072 and $161,081 for the nine months ended December 31, 2015 and December 31, 2014, respectively. Effective January 1, 2016, the excise tax will be suspended for two years.

Net loss.  Net loss was $597,536 for the nine months ended December 31, 2015 compared to net loss of $1,033,575 for the nine months ended December 31, 2014. The net loss decrease was a result of higher gross profit and reduced total operating expenses, as explained above.

The results of operations for the quarter and nine months ended December 31, 2015 are not indicative of the results of operations for all or any part of the balance of the fiscal year.

Liquidity and Capital Resources

To date, a significant portion of our funds has been provided by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock and, in some years, by operating profits. Common stock and additional paid in capital totaled $23,664,084 from our inception through December 31, 2015.

On May 29, 2015, we signed an amendment to our credit facility agreement with Silicon Valley Bank. The terms of the credit facility include a line of credit for $2,000,000 for one year, until May 29, 2016, at an interest rate calculated at the prime rate plus 1.25%, subject to increase upon a default. The liquidity ratio covenant limits our borrowing under the credit facility by a ratio of at least 2.0 to 1.0 of our eligible receivables plus cash, minus accounts payable that are over Ninety days, at the time of borrowing. As of December 31, 2015, we had $235,986 of borrowings from the credit facility and, under our liquidity ratio limit, had an additional approximately $190,000 available to borrow. The Company expects that a new line of credit will be obtained to replace our present line of credit that expires on May 29, 2016.

Our operations used $267,199 of cash during the nine months ended December 31, 2015 on net revenue of $7,047,424. Cash was used, principally, by our net loss and decreased accounts payable, accrued compensation and other accrued liabilities. Cash used was partially offset by decreased inventories. The amounts of cash used by operations for the nine months ended December 31, 2015 are not indicative of the expected amounts of cash to be generated from or used in operations in fiscal year 2016. During the nine months ended December 31, 2015, we invested $36,104 in the acquisition of property and equipment. As of December 31, 2015, we had $107,214 in cash and cash equivalents available to fund future operations. Working capital was $1,942,346 at December 31, 2015 compared to $2,378,427 at March 31, 2015. The decrease of working capital at December 31, 2015 was the result of our net loss and a decrease of net accounts receivable and net inventories. The decrease was partially offset by a decrease of current liabilities. Current liabilities were $1,158,630 at December 31, 2015, compared to $1,292,916 at March 31, 2015. The decrease in current liabilities at December 31, 2015 was principally caused by a decrease to accounts payable as a result of decreased net inventories, and was partially offset by an increase to the line of credit.

Effective December 1, 2013, we extended our noncancelable lease agreement through July 31, 2019 for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease includes $172,176 of leasehold improvements granted by the landlord. The $172,176 was recorded on our condensed balance sheets as leasehold improvements and deferred rent. The leasehold improvements are being amortized over the lesser of the lease term or the assets life and the deferred rent is being amortized against rent expense over the lease term. The minimum future lease payment, by fiscal year, as of December 31, 2015 is as follows:

Fiscal Year	Amount
2016 (three months remaining)	$67,168
2017	276,732
2018	285,034
2019	293,585
2020	99,800
Total	$1,022,319

Aside from the operating lease and line of credit obligation, we do not have any material contractual commitments requiring settlement in the future.

As of December 31, 2015, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	1,022,319	274,717	574,406	173,196	—
Line of credit obligation	235,986	235,986	—	—	—
	1,258,305	510,703	574,406	173,196	—

Aside from the operating lease and line of credit obligation, we do not have any material contractual commitments requiring settlement in the future.

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

(a)  We have carried out an evaluation under the supervision and with the participation of our management, including our President and CEO and Principal Accounting and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the President and CEO and the Principal Accounting and Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective.

(b)  During the quarter ended December 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                                             OTHER INFORMATION

ITEM 6                                                     Exhibits

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

31.1	Certification of President and CEO under Rule 13a-14(a) of the Exchange Act (filed herewith).

31.2	Certification of Principal Financial and Accounting Officer under Rule 13a-14(a) of the Exchange Act (filed herewith).

32.1	Certifications of President and CEO and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Encision Inc.

February 8, 2016	/s/ Mala Ray
Date	Mala Ray
Controller
Principal Accounting Officer &
Principal Financial Officer