Form 10-K
period 2016-03-31
ENCISION INC
filed 2016-06-14
CIK 930775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2016

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File No.:  0-28604

ENCISION INC.
 (Exact name of registrant as specified in its charter)

Colorado	84-1162056
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6797 Winchester Circle, Boulder, Colorado                       80301
(Address of principal executive offices)                            (Zip Code)

Registrant’s telephone number, including area code:  (303) 444-2600

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of September 30, 2015, the aggregate market value of the shares of common stock held by non-affiliates of the issuer on such date was $2,130,467. This figure is based on the average bid and asked price of $0.40 per share of the issuer’s common stock on September 30, 2015 as quoted on the OTC Bulletin Board.

The number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date.

Common Stock, no par value	10,673,225
(Class)	(Outstanding at May 31, 2016)

Documents Incorporated by Reference: Definitive Proxy Statement for the 2016 Annual Shareholders' Meeting to be filed with the Securities and Exchange Commission and incorporated by reference as described in Part III. The 2016 Proxy Statement will be filed within 120 days after the end of the fiscal year ended March 31, 2016.

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

PART I
Item 1.  Business

Company Overview

Encision Inc. (“Encision”, “we”, “us”, “our” or the “Company"), a medical device company based in Boulder, Colorado, has developed and markets innovative technology that provides unprecedented outcomes and patient safety in minimally-invasive surgery. We believe that our patented Active Electrode Monitoring (AEM®) Surgical Instruments are changing the marketplace for electrosurgical devices and laparoscopic instruments by providing a solution to a well-documented hazard unique to laparoscopic surgery.

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

Our patented AEM technology provides surgeons with the desired tissue effects of cutting and coagulating tissue in laparoscopic procedures, while preventing stray electrosurgical energy that can cause complications and even death. AEM Surgical Instruments are equivalent to conventional instruments in size, shape, ergonomics and functionality, but they incorporate a proprietary shield and electrically connect to an Active Electrode Monitor to dynamically and continuously monitor the flow of electrosurgical current, thereby preventing patient injury from stray monopolar energy. With our “shielded and monitored” instruments, surgeons are able to perform electrosurgical procedures more safely, effectively and economically than is possible using conventional instruments.

AEM technology has been recommended and endorsed by sources from many groups involved in MIS. Surgeons, nurses, biomedical engineers, the medicolegal community, malpractice insurance carriers and electrosurgical device manufacturers advocate the use of AEM technology.

Business Highlights

Proprietary, Patented Technology

We have developed and launched patented AEM Surgical Instruments and Monitors that enhance patient safety and patient outcomes in laparoscopic surgical procedures. We have been issued 12 unexpired patents relating to AEM technology from the United States Patent and Trademark Office, each encompassing multiple claims, and which have between six and fourteen years remaining. We also have patents relating to AEM technology issued in Europe, Japan, Canada and Australia.

Technology Solves a Well Documented Risk in Minimally Invasive Surgery

MIS offers significant benefits for patients by reducing trauma, hospital stays, recovery times and medical costs.  However, these benefits have not been achieved without the emergence of new risks. The risk of unintended tissue damage from stray electrosurgical energy has been well documented. Such injuries can be especially troubling given that often these injuries are out of the field of view, can go unrecognized at the time of surgery, and can lead to a cascade of adverse events, including death. Our patented AEM technology eliminates the risk of stray electrosurgical burns in MIS while providing surgeons with the tissue effects they desire.

Product Line has been Developed and Launched

Our AEM Surgical Instruments and Monitors have been engineered to provide a seamless transition for surgeons switching from conventional laparoscopic instruments. AEM technology has been integrated into instruments that have the same look, feel and functionality as conventional instruments that surgeons have been using for years. The AEM product line encompasses a full range of instrument sizes, types and styles favored by surgeons. Additionally, we continued to improve quality and added our AEM EndoShield™ Burn Protection System (“EndoShield”), during our fiscal year ended March 31, 2015. In April 2016, we launched our AEM EndoShield® 2 Burn Protection System (“EndoShield 2”). The EndoShield 2 can be used for a number of surgical procedures without reprocessing, reduces the customer’s cost per use significantly, and eliminates a significant barrier to adoption. Thus, hospitals can make a complete and smooth conversion to our product line, thereby advancing patient safety in MIS.

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

Developing Distribution Network is Advancing Utilization of AEM Technology

Our AEM technology, in the hands of a sales network with broad access to the surgery marketplace, will help to increase utilization and market share. Historically, our sales and marketing efforts have been hindered by our small size and limited distribution channels. While these limitations continue, we improved our sales network which provided new hospital accounts with AEM technology in our fiscal year ended March 31, 2016. Our supplier agreements with Group Purchasing Organizations (“GPOs”) and other key hospitals systems, such as Ascension and HPG, are beginning to expose more hospitals to the benefits of our AEM technology.

Market Overview

We believe that our patented AEM technology provides us with marketing leverage toward gaining an increased share, both in terms of penetrations, as well as increasing our impact per procedure with AEM instrumentation.

In the 1990s, surgeons began widespread use of minimally invasive surgical techniques. The benefits of MIS are substantial and include reduced trauma for the patient, reduced hospital stay, shorter recovery time and lower medical costs. With improvements in the surgical laparoscopic camera and in the variety of available instruments, laparoscopic surgery became popular among general surgeons, gynecologic surgeons and other specialties. Laparoscopy now accounts for a large percentage of all surgical procedures performed in the United States. Approximately 75% of surgeons employ monopolar electrosurgery for laparoscopy according to INTERactive SURVeys. There are over 4.4 million laparoscopic procedures performed annually in the United States, and this number is increasing annually. (Note: except as otherwise stated, market estimates in this section are as reported by Patient Safety & Quality Healthcare).

A component of the endoscopic surgery products market includes laparoscopic hand instruments, including scissors, graspers, dissectors, forceps, suction/irrigation devices, clip appliers and other surgical instruments of various designs, which provide a variety of tissue effects. Among the laparoscopic hand instruments, approximately $500 million in sales annually are derived from instruments designed for "monopolar" electrosurgical utility. This market for laparoscopic monopolar electrosurgical instruments is the market we are targeting with our innovative AEM Surgical Instruments. Our proprietary AEM product line supplants the conventional “non-shielded, non-monitored” electrosurgical instruments commonly used in laparoscopic surgery.

When a hospital decides to use our AEM technology, we make recurring sales to such hospital for replacement instruments. Sales from reusable and disposable AEM products in hospitals represented over 90% of our sales in the fiscal year ended March 31, 2016, and we expect this sales stream to grow as new hospitals increasingly adopt AEM technology and existing hospitals increase usage of AEM instrumentation. We also expect to increase the value per procedure delivered to our customers and, therefore, expect the dollars per procedure to increase. AEM Instruments are competitively priced compared to conventional laparoscopic instruments.

We aim to further develop the market by continuing to educate healthcare professionals about the benefits of AEM technology to advance patient safety. We are developing new devices that integrate AEM technology and will have high surgeon appeal. We are also working to improve the reach of our sales network to key decision makers who purchase or recommend the purchase of laparoscopic instruments and electrosurgical devices. We are also pursuing relationships with selected GPOs, hospital systems and integrated delivery networks to assist in promoting the benefits of AEM technology. We are seeking increasing international opportunities for AEM technology sales. We estimate sales outside the U.S. to be at least as large as that of the U.S. market. We are growing our presence in Australia and New Zealand and are seeking a new presence in the Middle East, Europe, Canada and Asia. As decisions are made at a system level, our intent is to highlight the clinical, economic and safety benefits of using AEM technology.

The Technology

Stray Electrosurgical Burn Injury to the Patient

Electrosurgical technology is a valuable and prevalent resource for surgeons. Since its introduction in the 1930s, electrosurgical technology has continually evolved and is estimated to be used in over 75% of all surgeries.

The primary form of electrosurgery, monopolar electrosurgery, is a standard tool for general surgeons throughout the world. In monopolar electrosurgery, the surgeon uses an instrument (typically scissors, grasper/dissectors, spatula blades or suction-irrigation electrodes) to deliver electrical current to patient tissue. This “active electrode” provides the surgeon with the ability to cut, coagulate or ablate tissue as needed during the surgery. With the advent of MIS procedures, surgeons have continued using monopolar electrosurgery as a primary tool for hemostatic incision, coagulation of bleeding tissues, excision and ablation. Unfortunately, conventional laparoscopic electrosurgical instruments from competing manufacturers are susceptible to emitting stray electrical currents during the procedure. This risk is exacerbated by the fact that laparoscopic camera systems limit the surgical field of view. Ninety percent of the instrument may be outside the surgeon's field of view at any given time during the surgery.

The dangers of stray energy are twofold.  Not only is there the danger created by the burn injury itself, but there is the compounding danger that the burn will go unnoticed during the surgery and be allowed to manifest post-operatively as fecal peritonitis or other potentially deadly and devastating outcomes. In many cases, the surgeon cannot detect stray electrosurgical burns at the time of the procedure because it is out of their field of visualization. The resulting complication usually presents itself days later in the form of a severe infection or sepsis, which often results in a hospital readmission and a difficult course of remedial surgeries and prolonged hospital recovery for the patient. This situation has even resulted in fatalities.

Stray electrosurgical burn injury can result from two causes – instrument insulation failure and capacitive coupling.  Instrument insulation failure can be a common occurrence with laparoscopic instruments. Conventional active electrodes for laparoscopic surgery are designed with the same basic construction – a single conductive element and an outer insulation coating. Unfortunately, this insulation can fail during the course of normal use during surgery. One university study found insulation defects in new disposable instruments before they were used or after limited surgical use. It is also possible for instrument insulation to become flawed during the handling, cleaning and sterilization process. This common insulation failure can allow electrical currents to "spark" from the instrument to unintended and unseen tissue with potentially serious consequences for the patient, such as bowel perforations. Four different studies indicate that the insulation failure rate in reusable instruments can be as high as one in five. Capacitive coupling is another way stray electrosurgical energy can cause unintended burns during laparoscopy. Capacitive coupling is an electrical phenomenon that occurs when current is induced from the instrument to nearby tissue or another instrument despite intact insulation. This potential for capacitive coupling is present in all laparoscopic surgeries that utilize monopolar electrosurgery devices and can likely occur outside the surgeon’s field of view.

Conventional, “non-shielded, non-monitored” laparoscopic instruments are susceptible to causing unintended, unseen burn injuries to the patient in MIS. Instrument insulation failure and capacitive coupling are the primary causes of stray electrosurgical burns in laparoscopy and are the two events over which the surgical team has traditionally had any control.  Although alternative forms to monopolar electrosurgery energy exist, these alternative energies tend to be less effective, take longer to achieve the desired surgical effect and are more costly.

Encision’s AEM Surgical Instruments

Active electrode monitoring technology eliminates the risk of stray electrical energy caused by instrument insulation failure and capacitive coupling, and thus prevents unintended burn injuries to patients.

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

Whereas conventional instruments are simply a conductive element with a layer of insulation coating, AEM Surgical Instruments have a patented, multi-layered design with a built-in “shield,” a concept much like the third-wire ground in standard electrical cords. The shield in these instruments is electrically connected and referenced back to an AEM Monitor at the electrosurgical generator. In the event of a harmful level of stray electrical energy, the monitor shuts down the power at the source, assuring patient safety. If instrument insulation failure should occur, the AEM system, while continually monitoring the instrument, immediately interrupts monopolar output from the electrosurgical generator and alerts the surgical staff.  The AEM system protects against capacitive coupling by providing a neutral return path for “capacitive” electrical energy. Capacitive energy is continually drained away from the instrument and away from the patient through the protective shield built into all AEM instruments and the connected AEM Monitor.

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

Historical Perspective

We were organized as a Colorado corporation in 1991 and spent several years developing the AEM monitoring system and protective sheaths to adapt to conventional electrosurgical instruments. During this period, we conducted product trials and applied for patents with the United States Patent and Trademark Office and with International patent agencies. Our patents relate to the basic shielding and monitoring technologies that we incorporate into our AEM products. As of March 31, 2016, we have 12 unexpired United States patents relating to specific implementations of shielding and monitoring in instruments and continue to add patents as we further develop our proprietary technology and its applications.

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

Products

We produce and market a full line of AEM Instruments, which are “shielded and monitored” to prevent stray electrosurgical burns from insulation failure and capacitive coupling. Our product line includes a broad range of endo-mechanical instruments (scissors, graspers and dissectors), fixed-tip electrodes and suction-irrigation electrodes. These AEM Instruments are available in a wide array of reusable and disposable options. Also, we have a line of handles that are used for advanced laparoscopic procedures that incorporate stiffer shafts and ergonomic features. In addition, we market an AEM monitor product line that is used in conjunction with AEM Instruments. During our fiscal year ended March 31, 2015, we introduced our AEM EndoShield® Burn Protection System. The EndoShield integrates our patented AEM technology into a disposable smart cord and eliminates the need for a separate AEM monitor. It is changing the marketplace for electrosurgical devices and laparoscopic instruments by providing a solution to a well documented hazard unique to laparascopic surgery.

Sales and Marketing Overview

We believe that AEM technology can become the standard of care in laparoscopic surgery worldwide. Our marketing efforts are focused on building awareness by providing technical education for Health Care Providers on the dangers of stray electrosurgical energy and in providing clinical and economic evidence to substantiate the value of AEM technology to Hospitals, their Staff, and their patients.  We also leverage relationships with prominent Hospitals and Surgeons where AEM Technology has increased their level of patient care and improved their overall surgical outcomes.

In addition, there is increasing public interest in the reduction of medical errors and the advancement of patient safety. For example, the National Quality Forum and CMS (Centers for Medicare and Medicaid Services) recognize “patient death or serious disability associated with a burn incurred from any source while being cared for in a healthcare facility” as a “never-event”. We believe that the credibility and importance of our technology is complemented by this expanding public interest in advancing patient safety in new CMS Hospital Quality Metrics. The Center for Medicare and Medicaid Services published its Hospital-Acquired Condition Reduction Program, effective October 1, 2014. At that time, the program began to levy as much as a 1% penalty on Medicare reimbursements on hospitals in the lower quadrant of performance for selected quality indicators, including accidental puncture and laceration (“APL”). An example of an APL includes the use of a cautery device (electrosurgery) or scissors to dissect a tissue plane that errantly causes an injury to underlying bowels.

To cost effectively expand market coverage, we focus on optimizing our distribution network comprised of direct and independent sales representatives who are managed and directed by our regional sales managers throughout the United States. In some instances, customers have recognized the patient safety risks inherent in monopolar electrosurgery and have accepted AEM technology as the way to eliminate those risks. In other instances, we have found selling the concept behind AEM technology more difficult. This difficulty is due to several factors, including the necessity to make surgeons, nurses and hospital risk managers aware of the potential for unintended electrosurgical burns (which exists when conventional instruments are used during laparoscopic monopolar electrosurgery) and the resulting increased patient injury and medicolegal liability exposure. Additionally, we must contend with the overall lack of single purchasing points in the industry (surgeons, hospital personnel, and value analysis committees have to be in substantial agreement as to the benefits of new technology), and the resulting need to make multiple sales calls on personnel with the authority to commit to hospital expenditures. Other challenges include the fact that many hospitals have exclusive contractual agreements with manufacturers of competing surgical instruments.

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

In addition to the efforts to broaden market acceptance in the United States, we have contracted with independent distributors in Canada, Australia, New Zealand, Great Britain and the Netherlands to market our products internationally. We have achieved Conformité Européene (“CE”) marking for our products so that we may sell into the European marketplace. The CE marking indicates that a manufacturer has conformed to all of the obligations imposed by European health, safety and environmental legislation. While CE certification opens up incremental markets in Europe, our distribution options in the European marketplace are developing, and sales in international markets are small.

We believe that the expanding awareness for AEM technology through education and the improved sales network of independent representatives will provide the basis for increased sales and continuing profitable operations. However, these measures, or any others that we may adopt, may not result in increased sales or profitable operations.

Research and Development

We aim to continually expand our AEM Instrument product line to satisfy the evolving needs of surgeons. For AEM technology to fully become a standard of care, we must satisfy surgeons’ preferred instrument shapes, sizes, styles and functionality with integrated AEM technology. This commitment includes expanding the styles of electrosurgical instruments available for MIS applications so that the conversion to AEM technology is transparent to surgeons and does not require significant change in their current surgical techniques. We employ full-time engineers and use independent contractors from time to time in our research and product development efforts. This group continuously explores ways to broaden and enhance the product line. Current research and development efforts are focused primarily on line-extension projects to further expand our AEM Instrument product offering to increase surgeons’ choices and options in laparoscopic surgery. Our research and development expenses were $1,249,787 in fiscal year 2016 and $1,342,411 in fiscal year 2015. We expense research and development costs for products and processes as incurred. Costs that are included in research and development expenses include direct salaries, contractor fees, materials, facility costs and administrative expenses that relate to research and development.

Manufacturing, Regulatory Affairs and Quality Assurance

We engage in various manufacturing and assembly activities at our leased facility in Boulder, Colorado. These operations include disposable scissor inserts manufacturing and assembly of our AEM Instrument system as well as fabrication, assembly and test operations for instruments, monitors and accessories. We also have relationships with a number of outside suppliers, including New Deantronics, Inc., who accounted for approximately 11% of our purchases in fiscal year 2016, who provide primary sub-assemblies, various electronic and sheet metal components, and molded parts used in our products.

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

We achieved CE marking in August 2000, which required prior certification of our quality system and product documentation. Maintenance of the CE marking status requires periodic audits of the quality system and technical documentation by our European Notified Body, LGA InterCert. The most recent audit was completed in October 2015.

Patents, Patent Applications and Intellectual Proprietary Rights

We have invested heavily in an effort to protect our valuable technology, and, as a result of this effort, we have been issued 12 unexpired relevant patents that together form a significant intellectual property position. Our patents relate to the basic shielding and monitoring technologies that we incorporate into our AEM products. As of March 31, 2016, we have 12 unexpired United States patents relating to specific implementations of shielding and monitoring in instruments. As of March 31, 2016, there are between six and fourteen years remaining on our AEM patents. We have seven patent applications in process and we have four trademarks.

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

We require our employees to execute non-disclosure agreements upon commencement of employment. These agreements generally provide that all confidential information developed or made known to the individual by us during the course of the individual's employment is our property and is to be kept confidential and not to be disclosed to third parties.

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

We also believe that manufacturers of products based on alternative technology to monopolar electrosurgery are our competitors. These alternative technologies include other “advanced energy” technologies such as bipolar electrosurgery, laser surgery and ultrasonic dissector sealers. Leading manufacturers in these areas include Advanced Surgical Technologies Group, Gyrus/ACMI (a division of Olympus Corporation and a leader in bi-polar electrosurgery), Lumenis (laser surgery) and Ethicon Endo-Surgery (a division of Johnson and Johnson, manufacturers of the harmonic scalpel). We believe that monopolar electrosurgery offers substantial competitive, functional and financial advantages over these alternative energy technologies and will remain the primary tool for the surgeon, as it has been for decades. However, the risk exists that these alternative technologies may gain greater market share and that new competitive techniques may be developed and introduced.

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

Government Regulation

Government regulation in the United States and other countries is a significant factor in the development and marketing of our products and in our ongoing manufacturing, research and development activities. The FDA regulates us and our products under a number of statutes, including the Federal Food, Drug and Cosmetics Act (the “FDC Act”). Under the FDC Act, medical devices are classified as Class I, II or III on the basis of the controls deemed necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to the least extensive controls, as their safety and effectiveness can be reasonably assured through general controls (e.g., labeling, pre-market notification and adherence to QSR). For Class II devices, safety and effectiveness can be assured through the use of special controls (e.g., performance standards, post-market surveillance, patient registries and FDA guidelines). Class III devices (e.g., life-sustaining or life-supporting implantable devices or new devices which have been found not to be substantially equivalent to legally marketed devices) require the highest level of control, generally requiring pre-market approval by the FDA to ensure their safety and effectiveness. Our products are Class II devices.

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

The FDA regulates our quality control and manufacturing procedures by requiring us and our contract manufacturers to demonstrate compliance with the QSR as specified in published FDA regulations. The FDA requires manufacturers to register with the FDA, which subjects them to periodic FDA inspections of manufacturing facilities. If violations of applicable regulations are noted during FDA inspections of our manufacturing facilities or the facilities of our contract manufacturers, the continued marketing of our products may be adversely affected. Such regulations are subject to change and depend heavily on administrative interpretations. In October 2015, the FDA conducted a QSR inspection of our facilities. We believe that we have the internal resources and processes in place to be reasonably assured that we are in compliance with all applicable United States regulations regarding the manufacture and sale of medical devices. However, if we were found not to be in compliance with the QSR, in the future, such findings could result in a material adverse impact on our financial condition, results of operations and cash flows.

Sales of medical devices outside of the United States are subject to United States export requirements and foreign regulatory requirements. Legal restrictions on the sale of imported medical devices vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval and the requirements may differ. Our Certificate of Export from the United States Department of Health and Human Services has expired and we will seek to renew it. However, a specific foreign country in which we wish to sell our products may not accept or continue to accept the Certificate of Export. Entry into the European Economic Area market also requires prior certification of our quality system and product documentation. We achieved CE marking in August 2000, allowing a launch into the European marketplace. Maintenance of the CE marking status requires annual audits of the quality system and technical documentation by our European Notified Body, TUV Rheinland. The most recent audit was completed in October 2015. In addition to licensing, entry into the Canadian market now requires quality system certification to ISO 13485:2003. Our quality system was audited in 2015 and recertification was granted in January 2016, and certification verified by TUV Rheinland.

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

Insurance

We are covered under comprehensive general liability insurance policies, which have per occurrence and aggregate limits of $1 million and $2 million, respectively, and a $10 million umbrella policy. We maintain customary property and casualty, workers’ compensation, employer liability and other commercial insurance policies.

Employees

As of March 31, 2016, we employed 39 full-time and 5 part-time individuals, of which 11 full-time and 2 part-time are engaged directly in research, development and regulatory activities, 17 full-time and 3 part-time in manufacturing/operations, 7 full-time in marketing and sales and 4 full-time in administrative positions. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

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

Among the factors that could cause future results and financial condition to be materially different from expectations are:

Our products may not be accepted by the market. The success of our products and our financial condition depends on the acceptance of AEM products by the medical community in commercially viable quantities during fiscal year 2017 and beyond. We cannot predict how quickly or how broadly AEM products will be accepted by the medical community. We need to continually educate the marketplace about the potential hazards involved in the use of conventional electrosurgical products during MIS procedures and the expected benefits associated with the use of AEM products. If we are unsuccessful in educating the marketplace about our technology and the hazards of conventional instruments, we will not create sufficient demand by hospitals and surgeons for AEM products and our financial condition, results of operations and cash flows could be adversely affected.

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

We may need additional funding to support our operations. We were formed in 1991 and have incurred losses of approximately $21 million since that date. We have primarily financed research, development and operational activities with issuances of our common stock and warrants, the exercise of stock options to purchase our common stock, stock-based compensation expense related to stock options and, in some years, by operating profits. At March 31, 2016, we had $292,840 in cash available to fund future operations and, in addition, access to a line of credit for approximately $238,000. We may find that investment in sales, marketing, research and development initiatives, merited by market opportunity, may result in our operating at a net loss from quarter to quarter. We may also find ourselves at a competitive disadvantage due to our constrained liquidity. In March 2016, we entered into a loan and security agreement with Crestmark Bank. The loan is due on demand and has no financial covenants. Under the agreement, we were provided with a line of credit that is not to exceed the lesser of $1,000,000 or 85% of eligible accounts receivable. The interest rate is prime rate plus 2%, with a floor of 5.5%, plus a monthly maintenance fee of 0.4%, based on the average monthly loan balance. Interest is charged on a minimum loan balance of $500,000, a loan fee of 1% annually, and an exit fee of 3%, 2% and 1% during years one, two and three, respectively. As of March 31, 2016, we had $387,491 of borrowings from the credit facility and had an additional approximately $238,000 available to borrow. There can be no assurance that we would be successful in obtaining alternative sources of funding to repay this obligation. Should we need additional financing, we may not be able to obtain it on terms acceptable to us or at all.

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

Our current patents, trade secrets and know-how may not provide a competitive advantage, the pending applications may not result in patents being issued, and our competitors may design around any patents issued to us. Our success will continue to depend in part on our ability to maintain patent protection for our products and processes, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. We have 12 issued U.S. patents on several technologies embodied in our AEM Monitoring System, AEM Instruments and related accessories and we have applied for additional U.S. patents. In addition, we have four issued foreign patents. The validity and breadth of claims coverage in medical technology patents involve complex legal and factual questions and may be highly uncertain. Also, patents may not protect our proprietary information and know-how or provide adequate remedies for us in the event of unauthorized use or disclosure of such information, and others may be able to develop competing technology, independent of such information. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation may be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us, to defend us against claimed infringement of the rights of others or to determine the ownership, scope or validity of our proprietary rights or those of others. Any such claims may require us to incur substantial litigation expenses and to divert substantial time and effort of management personnel and could substantially decrease the amount of capital available for our operations. An adverse determination in litigation involving the proprietary rights of others could subject us to significant liabilities to third parties, could require us to seek licenses from third parties, and could prevent us from manufacturing, selling or using our products. The occurrence of any such actual or threatened litigation or the effect on our business of such litigation may materially adversely affect our financial position, results of operations and cash flows. Additionally, our assessment that a patent is no longer of value could result in a significant charge against our earnings.

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

Our common stock is thinly traded, the prices at which it trades are volatile and the buying or selling actions of a few shareholders may adversely affect our stock price. As of May 31, 2016, we had a public float, which is defined as shares outstanding minus shares held by our officers, directors, or beneficial holders of greater than 5% of our outstanding common stock, of 5,607,228 shares, or 53% of our outstanding common stock. The average number of shares traded in any given day over the past year has been relatively small compared to the public float. Thus, the actions of a few shareholders either buying or selling shares of our common stock may adversely affect the price of the shares. Historically, thinly-traded securities such as our common stock have experienced extreme price and volume fluctuations that do not necessarily relate to operating performance.

Product liability claims may exceed our current insurance coverage. We face an inherent business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in adverse effects to a patient. We maintain a general liability insurance policy up to the amount of $5,000,000 that includes coverage for product liability claims. Liability claims may be excluded from the policy,may exceed the coverage limits of the policy, or the insurance may not continue to be available on commercially reasonable terms or at all. Consequently, a product liability claim or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on our financial position, results of operations and cash flows.

We depend on certain key personnel. We are highly dependent on a limited number of key management personnel, particularly our President and CEO, Gregory J. Trudel. Our loss of key personnel to death, disability or termination, or our inability to hire and retain qualified personnel, could have a material adverse effect on our financial position, results of operations and cash flow.

Item 1B.  Unresolved Staff Comments

Not required for small reporting companies.

Item 2.  Properties

We lease 28,696 square feet of office and manufacturing space under noncancelable lease agreements through July 31, 2019 at 6797 Winchester Circle, Boulder, Colorado. We believe that our existing facilities are adequate for our current operations.

Item 3.  Legal Proceedings

None at March 31, 2016.

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

During our fiscal year 2016, our common stock has been quoted on the Pink tier, and during our fiscal year 2015 we were on the OTCQB tier, operated by the OTC Markets Group, Inc. The ticker symbol “ECIA” has been assigned to our common stock for over-the-counter quotations. The following table shows the range of high and low bid quotations for each share of our common stock on the these markets, for the periods indicated. The bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2016		2015
Fiscal	High	Low	High	Low
First quarter	$0.77	$0.37	$1.10	$0.78
Second quarter	$0.55	$0.36	$1.06	$0.86
Third quarter	$0.50	$0.30	$1.00	$0.69
Fourth quarter	$0.62	$0.32	$0.90	$0.73

We have never paid cash dividends on our common stock and have no present plans to do so. We presently intend to retain any cash generated from operations in the future for use in our business. As of March 31, 2016, there were approximately 100 holders of record of our common stock.

Item 6	Selected Financial Data

Not required for smaller reporting companies.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Possibility of Operating Losses.  We have an accumulated deficit of $21,220,317 at March 31, 2016. We have made significant strides toward improving our operating results. However, due to the ongoing need to develop new products, the need to develop, optimize and train our sales distribution network and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss in future periods.

Sales Growth.  We expect to generate increased sales in the U.S. from sales to new hospital customers and to grow AEM instrumentation sales to existing accounts. In fiscal year 2017, we will focus on growing our AEM franchise through a campaign focused on the clinical, economic and safety benefits of AEM technology, a medico-legal initiative and our new AEM products. In addition, prior years’ efforts in vertical integration have given us three core competencies – electrosurgery, instrument design, and manufacturing – which we expect will allow us to increase sales from our strategic partnership initiatives. Our goal is to offer our customers an AEM disposable counterpart for each AEM reusable instrument.

Gross Margin.  We believe that if our fiscal year 2017 revenues increase, then our fiscal year 2017 gross profit and gross margin, as a percentage of revenue, will increase due to a higher gross margin on product revenue as a result of an increase in product produced.

Sales and Marketing Expenses. We continue our efforts to expand domestic and international distribution capability, and we believe that sales and marketing expenses will need to be maintained at a healthy level in order to expand our market visibility and optimize the field sales capability of converting new hospital customers to AEM technology. Sales and marketing expenses are expected to increase as we increase our marketing efforts to support our direct sales representatives. In fiscal year 2017, we expect to have 13 direct sales territories and three direct sales managers. Each direct sales manager also manages a separate territory.

Manufacturing.  We believe that we will be able to achieve cost reductions, and provide better control over quality and consistency, by producing products on our own. We manufacture our own disposable scissor inserts and are exploring other products that we may manufacture internally.

Research and Development Expenses.  Research and development expenses are expected to increase to support expansion to our AEM product line, which will further expand the instrument options for the surgeon. New refinements to AEM product lines are planned for introduction in fiscal year 2017.

Results of Operations

Net Revenue. Our net revenue for the fiscal year ended March 31, 2016 (“FY 16”) was $9,336,078, and for the fiscal year ended March 31, 2015 (“FY 15”), net revenue was $9,671,481. This represents a decrease of $335,403, or 3.5%, in FY 16 from FY 15. The decrease is attributable to business lost from hospitals that stopped or reduced using AEM technology. This was partially offset by new hospital accounts for AEM technology, which increased the installed base of users of reusable and disposable AEM Surgical Instruments.

Gross profit.  Gross profit in FY 16 was $4,577,011, which represented a decrease of $117,212, or 2.5%, from gross profit in FY 15 of $4,694,223. Gross profit margin was 49% of net revenue for FY 16 and 48.5% of net revenue for FY 15. The gross profit margin increase from FY 15 was due to lower scrap costs and lower costs in manufacturing operations. The increase in gross margin was partially reduced by higher costs for slow moving and obsolete inventories and higher unit overhead costs on lower sales volume.

Sales and marketing expenses.  Sales and marketing expenses were $2,558,785 in FY 16, a decrease of $362,510, or 12%, from $2,921,295  in FY 15. The decrease was the result of reduced compensation, commissions, advertising, outside services, sales samples and travel and meals.

General and administrative expenses.  General and administrative expenses were $1,476,803 in FY 16, a decrease of $138,203, or 9%, from $1,615,006 in FY 15. The decrease was the result of decreased board of directors’ fees, outside services, allocations and travel and meals. The net decrease was partially offset by increased compensation.

Research and development expenses.  Research and development expenses were $1,249,787 in FY 16, a decrease of $92,624 or 7%, from $1,342,411 in FY 15. The decrease was the result of a decrease of compensation, inventory and material usage, and consulting and outside service fees. The net decrease was partially offset by increased temporary help and allocations.

Other expense, net.  Other income and expense, net includes $154,702 for the medical device excise tax in FY 16 and $209,703 in FY 15. Effective January 1, 2016, the excise tax was suspended for two years.

Net loss.  Net loss in FY 16 of $880,200 represented a loss decrease of $502,546 compared to FY 15 net loss of $1,382,746. The decreased loss was primarily the result of reduced operating expenses, as discussed above. The net loss decrease was partially offset by reduced net revenue, as discussed above.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock and, in some years, by operating profits. To date, common stock and additional paid in capital totaled $23,682,365 from our inception through March 31, 2016. Our operations used $165,838 and $1,432,771 of cash in FY 16 and FY 15, respectively, on net revenue of $9,336,078 and $9,671,481 in FY 16 and FY 15, respectively. These amounts of cash used in operations are not indicative of the expected cash to be generated from or used by operations in the fiscal year ending March 31, 2017 (“FY 17”). As of March 31, 2016, we had $292,840 in cash and cash equivalents, and had an additional approximately $238,000 available under our credit facility to fund future operations. Working capital was $1,702,952 at March 31, 2016 compared to $2,378,427 at March 31, 2015. The decrease in working capital was primarily caused by a decrease of inventories and an increase in our line of credit as a result of the net loss for FY 16. Current liabilities were $1,277,474 at March 31, 2016, compared to $1,292,916 at March 31, 2015. The decrease in current liabilities at March 31, 2016 was primarily caused by a decrease of accounts payable and other accrued liabilities. The decrease in current liabilities was partially offset by an increase in our line of credit.

In March 2016, we entered into a loan and security agreement with Crestmark Bank. The loan is due on demand and has no financial covenants. Under the agreement, we were provided with a line of credit that is not to exceed the lesser of $1,000,000 or 85% of eligible accounts receivable. The interest rate is prime rate plus 2%, with a floor of 5.5%, plus a monthly maintenance fee of 0.4%, based on the average monthly loan balance. Interest is charged on a minimum loan balance of $500,000, a loan fee of 1% annually, and an exit fee of 3%, 2% and 1% during years one, two and three, respectively. As of March 31, 2016, we had $387,491 of borrowings from the credit facility and had an additional approximately $238,000 available to borrow.

We believe that the unique performance of AEM technology and our breadth of independent endorsements provide an opportunity for market share growth. We believe that the market awareness of AEM technology and its endorsements is continually improving and that this will benefit revenue efforts in FY 17. We believe that we enter FY 17 having achieved improvements in the clinical credibility of our technology. Our FY 17 operating plan is focused on growing revenue, increasing gross profits, increasing research and development costs while increasing profits and positive cash flows. We cannot predict with certainty the expected revenue, gross profit, net income or loss and usage of cash and cash equivalents for FY 17. We believe that cash resources and borrowing capacity will be sufficient to fund our operations for at least the next twelve months under our current operating plan. If we are unable to manage business operations in line with our budget expectations, it could have a material adverse effect on business viability, financial position, results of operations and cash flows. Further, if we are not successful in sustaining profitability and remaining at least cash flow break-even, additional capital may be required to maintain ongoing operations.

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

Income Taxes

As of March 31, 2016, net operating loss carryforwards totaling approximately $11.1 million were available to reduce taxable income in the future. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in fiscal year 2019. We have not paid income taxes since our inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including changes in our ownership. We have established a valuation allowance for the entire amount of our deferred tax asset since inception due to our history of losses. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed.

Off-Balance Sheet Financing Arrangements

Except as described below, we do not utilize variable interest entities or other off-balance sheet financial arrangements.

We have a commitment for our facility at 6797 Winchester Circle, Boulder, Colorado. Rent expense for our facilities for the fiscal years ended March 31, 2016 and 2015 was $253,345 and $254,990, respectively.

Contractual Obligations

Effective December 1, 2013, we extended our noncancelable lease agreement through July 31, 2019 for 28,696 square feet of space for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease includes $172,176 of leasehold improvements granted by the landlord. The $172,176 was recorded on our balance sheets as leasehold improvements and deferred rent. The leasehold improvements are being amortized over the lesser of the lease term or the assets life and the deferred rent is being amortized against rent expense over the lease term. The minimum future lease payment, by fiscal year, as of March 31, 2016 is as follows:

Fiscal Year	Amount
2017	276,732
2018	285,034
2019	293,585
2020	99,800
Total	$955,151

In March 2016, we entered into a loan and security agreement with Crestmark Bank. The loan is due on demand and has no financial covenants. The credit facility is secured by all tangible and intangible assets, whether now owned or hereafter acquired, wherever located.

As of March 31, 2016, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Line of credit obligations	$387,491	$387,491	$––	$––	$––
Lease obligations	955,151	276,732	578,619	99,800	––
Total	$1,342,642	$664,223	$578,619	$99,800	$––

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

Stock-based compensation is presented in accordance with the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation (“ASC 718”). Under the provisions of ASC 718, companies are required to estimate the fair value of share-based payment awards made to employees and directors including employee stock options based on estimated fair values on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our statements of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.  Financial Statements and Supplementary Data

The following financial statements are included in this Report:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Encision Inc.
Boulder, Colorado

We have audited the accompanying balance sheets of Encision Inc. (the “Company”) as of March 31, 2016 and 2015 and the related statements of operations, shareholders’ equity and cash flows for each of the years in the two year period then ended. The Company’s management is responsible for the financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Encision Inc. as of March 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two year period then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/   Eide Bailly LLP

Greenwood Village, Colorado
June 14, 2016

Encision Inc.
Balance Sheets

	March 31, 2016	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$292,840	$258,656
Restricted cash	25,000	––
Accounts receivable, net of allowance for doubtful accounts of $,000 at March 31, 2016 and $11,500 at March 31, 2015	839,850	965,355
Inventories, net of reserve for obsolescence of $410,000 at March 31, 2016 and $240,000 at March 31, 2015	1,730,747	2,337,654
Prepaid expenses	91,989	109,678
Total current assets	2,980,426	3,671,343
Equipment:
Furniture, fixtures and equipment, at cost	3,950,710	3,917,386
Accumulated depreciation	(3,389,533)	(3,140,453)
Equipment, net	561,177	776,933
Patents, net of accumulated amortization of $179,317 at March 31, 2016 and $153,494 at March 31, 2015	252,889	257,356
Other assets	15,926	20,135
TOTAL ASSETS	$3,810,418	$4,725,767
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$355,890	$675,411
Accrued compensation	246,203	262,195
Other accrued liabilities	257,506	324,926
Line of credit	387,491	––
Deferred rent	30,384	30,384
Total current liabilities	1,277,474	1,292,916
Long-term liabilities:
Line of credit	––	64,000
Deferred rent	70,896	101,280
Total liabilities	1,348,370	1,458,196
Commitments and contingencies (Note 4)
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	––	––
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 10,673,225 issued and outstanding at March 31, 2016 and 2015	23,682,365	23,607,688
Accumulated (deficit)	(21,220,317)	(20,340,117)
Total shareholders’ equity	2,462,048	3,267,571
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,810,418	$4,725,767

The accompanying notes to financial statements are an integral part of these statements.

Encision Inc.
Statements of Operations

Years Ended	March 31, 2016	March 31, 2015
NET REVENUE	$9,336,078	$9,671,481
COST OF REVENUE	4,759,067	4,977,258
GROSS PROFIT	4,577,011	4,694,223
OPERATING EXPENSES:
Sales and marketing	2,558,785	2,921,295
General and administrative	1,476,803	1,615,006
Research and development	1,249,787	1,342,411
Total operating expenses	5,285,375	5,878,712
OPERATING LOSS	(708,364)	(1,184,489)
Interest expense, net	(46,903)	(7,381)
Other expense, net	(124,933)	(190,876)
Interest and other expense, net	(171,836)	(198,257)
LOSS BEFORE PROVISION FOR INCOME TAXES	(880,200)	(1,382,746)
Provision for income taxes	––	––
NET LOSS	$(880,200)	$(1,382,746)
Net loss per share—basic and diluted	$(0.08)	$(0.13)
Weighted average shares—basic and diluted	10,673,225	10,673,225

The accompanying notes to financial statements are an integral part of these statements.

Encision Inc.
Statements of Shareholders’ Equity

	Shares of Common Stock	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
BALANCES AT MARCH 31, 2014	10,673,225	$23,545,080	$(18,957,371)	$4,587,709
Net loss	––	––	(1,382,746)	(1,382,746)
Compensation expense related to equities	––	62,608	––	62,608
BALANCES AT MARCH 31, 2015	10,673,225	$23,607,688	$(20,340,117)	$3,267,571
Net loss	––	––	(880,200)	(880,200)
Compensation expense related to equities	––	74,677	––	74,677
BALANCES AT MARCH 31, 2016	10,673,225	$23,682,365	$(21,220,317)	$2,462,048

The accompanying notes to financial statements are an integral part of these statements.

Encision Inc.
Statements of Cash Flows

Years Ended	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net loss	$(880,200)	$(1,382,746)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	318,692	382,058
Stock-based compensation expense related to stock options	74,677	62,608
Provision for doubtful accounts, net change	(2,500)	3,500
Provision for inventory obsolescence, net change	170,000	136,501
Change in operating assets and liabilities:
Accounts receivable	128,005	(105,635)
Inventories	436,907	(249,927)
Prepaid expenses and other assets	21,898	(50,299)
Accounts payable	(319,521)	9,252
Accrued compensation and other accrued liabilities	(113,796)	(238,083)
Net cash used in operating activities	(165,838)	(1,432,771)
Cash flows from investing activities:
Acquisition of property and equipment	(77,113)	(29,695)
Patent costs	(21,356)	(32,458)
Net cash used in investing activities	(98,469)	(62,153)
Cash flows from financing activities:
Borrowings from credit facility, net change	323,491	64,000
Change in restricted cash	(25,000)	––
Net cash provided by financing activities	298,491	64,000
Net increase (decrease) in cash and cash equivalents	34,184	(1,430,924)
Cash and cash equivalents, beginning of fiscal year	258,656	1,689,580
Cash and cash equivalents, end of fiscal year	$292,840	$258,656

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$14,835	$1,250

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

We have an accumulated deficit of $21,220,317 at March 31, 2016. Operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock, and, in recent years, by operating profits. Our liquidity has diminished because of prior years’ operating losses, and we may be required to seek additional capital in the future.

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

Cash and Cash Equivalents.  For purposes of reporting cash flows, we consider all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash is cash that was deposited to obtain a letter of credit for our importing and exporting activities.

Fair Value of Financial Instruments.  Our financial instruments consist of cash and cash equivalents and short-term trade receivables, payables and line of credit. The carrying values of cash and cash equivalents, short-term receivables, payables and line of credit approximate their fair value due to their short maturities.

Concentration of Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents, accounts receivable and accounts payable. The carrying value of all financial instruments approximates fair value. The amount of cash on deposit with financial institutions occasionally exceeds the $250,000 federally insured limit at March 31, 2016. However, we believe that cash on deposit that exceeds $250,000 in the financial institutions is financially sound and the risk of loss is minimal.

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

A summary of the activity in our allowance for doubtful accounts is as follows:

Years Ended	March 31, 2016	March 31, 2015
Balance, beginning of year	$11,500	$8,000
Provision for estimated (recoveries) losses	(1,338)	9,582
Write-off of uncollectible accounts	(1,162)	(6,082)
Balance, end of year	$9,000	$11,500

The net accounts receivable balance at March 31, 2016 of $839,850 included no more than 5% from any one customer. The net accounts receivable balance at March 31, 2015 of $965,355 included no more than 5% from any one customer.

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

Years Ended	March 31, 2016	March 31, 2015
Balance, beginning of year	$20,000	$35,000
Provision for estimated warranty claims	1,194	(15,000)
Claims made	(1,194)	—
Balance, end of year	$20,000	$20,000

Inventories.  Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At March 31, 2016 and 2015, inventory consisted of the following:

	March 31, 2016	March 31, 2015
Raw materials	$1,469,630	$1,547,733
Finished goods	671,117	1,029,921
Total gross inventories	2,140,747	2,577,654
Less reserve for obsolescence	(410,000)	(240,000)
Total net inventories	$1,730,747	$2,337,654

A summary of the activity in our inventory reserve for obsolescence is as follows:

Years Ended	March 31, 2016	March 31, 2015
Balance, beginning of year	$240,000	$560,000
Provision for estimated obsolescence	221,427	135,902
Write-off of obsolete inventory	(51,427)	(455,902)
Balance, end of year	$410,000	$240,000

Property and Equipment.  Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally three to seven years. We use the straight-line method of depreciation for property and equipment. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized. Depreciation expense for the years ended March 31, 2016 and 2015 was $292,869 and $357,985, respectively.

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

Patents.  The costs of applying for patents are capitalized and amortized on a straight-line basis over the lesser of the patent’s economic or legal life (20 years from the date of application in the United States). Capitalized costs are expensed if patents are not issued. We review the carrying value of our patents periodically to determine whether the patents have continuing value and such reviews could result in the conclusion that the recorded amounts have been impaired. A summary of our patents at March 31, 2016 and 2015 is as follows:

	March 31, 2016	March 31, 2015
Patents issued	$280,669	$280,669
Accumulated amortization	(165,167)	(153,494)
Patents issued, net of accumulated amortization	115,502	127,175
Patent applications	151,537	130,181
Accumulated amortization	(14,150)	—
Patent applications, net of accumulated amortization	137,387	130,181
Total net patents and patent applications	$252,889	$257,356

The expected annual amortization expense related to patents and patent applications as of March 31, 2016, for the next five fiscal years, is as follows:

Fiscal Year	Amount
2017	$25,823
2018	25,823
2019	25,823
2020	25,823
2021 and following	149,597
Total	$252,889

Other Accrued Liabilities.  At March 31, 2016 and 2015, other accrued liabilities consisted of the following:

	March 31, 2016	March 31, 2015
Warranty	$20,000	$20,000
Sales commissions	83,445	82,132
Lease normalization	31,365	22,655
Sales and use tax	17,453	21,124
Marketing fees	10,363	8,133
Legal and audit fees	40,454	38,493
Payroll taxes	21,823	24,120
Medical device tax	––	7,651
Employment agreement	—	87,282
Insurance	20,240	—
Miscellaneous	12,363	13,336
Total other accrued liabilities	$257,506	$324,926

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

The cumulative effect of adopting ASC 740 on April 1, 2007 has been recorded net in deferred tax assets, which resulted in no ASC 740 liability on the balance sheet. The total amount of unrecognized tax benefits as of the date of adoption was zero. There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit the Company’s tax returns from fiscal year ended March 31, 1999 through the current period. Our policy is to account for income tax related interest and penalties in income tax expense in the statements of operations. There have been no income tax related interest or penalties assessed or recorded. Because the Company has provided a full valuation allowance on all of its deferred tax assets, the adoption of ASC 740 had no impact on our effective tax rate.

Revenue Recognition.  Revenue from product sales, net of discounts, are recorded when we ship the product and title has passed to the customer, provided that we have evidence of a customer arrangement and can conclude that collection is probable. Our shipping policy is FOB Shipping Point. We recognize revenue from sales to stocking distributors when there is no right of return, other than for normal warranty claims. We have no ongoing obligations related to product sales, except for normal warranty. Revenue from engineering services is recognized when invoices are sent to customers and the service is performed.

Sales Taxes.  We collect sales tax from customers and remit the entire amount to each respective state. We recognize revenue from product sales net of sale taxes.

Research and Development Expenses.  We expense research and development costs for products and processes as incurred.

Advertising Costs.  We expense advertising costs as incurred. Advertising expense for the years ended March 31, 2016 and 2015 was minimal.

Medical Device Tax.  The Patient Protection and Affordable Care Act imposed a 2.3% excise tax on the sale of certain medical devices by a manufacturer, producer or importer of such devices in the United States starting after December 31, 2012. We expense the medical device tax in Other Expense. Effective January 1, 2016, the excise tax was suspended for two years.

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

ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the accompanying statements of operations.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our statements of operations for fiscal years 2016 and 2015 included compensation expense for share-based payment awards granted prior to, but not yet vested as of March 31, 2016, based on the grant date fair value. Compensation expense for all share-based payment is recognized using the straight-line, single-option method. As stock-based compensation expense recognized in the accompanying statements of operations for fiscal years 2016 and 2015 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Stock-based compensation expense recognized under ASC 718 for fiscal years 2016 and 2015 was $74,677 and $62,608, respectively, which consisted of stock-based compensation expense related to director and employee stock options.

Stock-based compensation expense related to director and employee stock options under ASC 718 for fiscal years 2016 and 2015 was allocated as follows:

Years Ended	March 31, 2016	March 31, 2015
Cost of sales	$2,287	$1,965
Sales and marketing	11,822	11,076
General and administrative	56,381	46,522
Research and development	4,187	3,045
Stock-based compensation expense	$74,677	$62,608

Segment Reporting.  We have concluded that we have one operating segment.

Basic and Diluted Income per Common Share.  Net income per share is calculated in accordance with ASC Topic 260, "Earnings Per Share" ("ASC 260"). Under the provisions of ASC 260, basic net income per common share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing the net income for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. Because we had a loss in fiscal years 2016 and 2015, the shares used in the calculation of dilutive potential common shares exclude options to purchase shares and RSUs. Therefore, basic net loss per common share equals dilutive net loss per common share:

The following table presents the calculation of basic and diluted net income (loss) per share:

Years Ended	March 31, 2016	March 31, 2015
Net loss	$(880,200)	$(1,382,746)
Weighted-average shares — basic	10,673,225	10,673,225
Effect of dilutive potential common shares	—	—
Weighted-average shares — diluted	10,673,225	10,673,225
Net loss per share — basic and diluted	$(0.08)	$(0.13)
Antidilutive equity units	700,924	599,924

Recent Accounting Pronouncements.   We have reviewed all recently issued, but not yet effective, accounting pronouncements. The Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 (Revenue from Contracts with Customers), which is effective for annual reporting periods beginning after December 15, 2017. The Company does not expect ASU 2014-09 to have an impact on its financial statements. The Financial Accounting Standards Board has also issued Accounting Standards Update 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (the ASU), which provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The ASU requires management to perform an assessment every reporting period (including interim periods) to determine whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. The ASU also defines that substantial doubt exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We are currently evaluating this new guidance and the related impact on the financial statements. In July 2015, the FASB issued Accounting Standards Update 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, (“ASU 2015-11”). ASU 2015-11 affects reporting entities that measure inventory using first-in, first-out (FIFO) or average cost. Specifically, ASU 2015-11 requires that inventory be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company does not expect ASU 2015-11 to have an impact on its financial statements. In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for the Company beginning in its third quarter of 2020 and early adoption is permitted. The Company is currently evaluating the timing of its adoption and the impact of adopting the new lease standard on its consolidated financial statements.

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

Under ASC 718, the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of financial information in accordance with ASC 718. The use of a Black-Scholes model requires the use of actual employee exercise behavior data and the use of a number of assumptions including expected volatility, risk-free interest rate and expected dividends. Employee stock options for 139,000 and 95,000 shares of stock were granted during fiscal years 2016 and 2015, respectively. RSUs for 20,000 and 24,924 shares of stock were granted during fiscal years 2016 and 2015, respectively.

As of March 31, 2016, $218,000 of total unrecognized compensation costs related to nonvested stock is expected to be recognized over a period of five years. The assumptions for employee stock options are summarized as follows:

Years Ended	March 31, 2016	March 31, 2015
Risk-free interest rate	1.6%	1.4% to 1.7%
Expected life (in years)	5.0	5.0
Expected volatility	72% to 75%	74% to 75%
Expected dividend	0%	0%

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

The total fair value of options granted was computed to be approximately $58,000 and $51,000, for the fiscal years ended March 31, 2016 and 2015, respectively. For disclosure purposes, these amounts are amortized ratably over the vesting periods of the options. Effects of stock-based compensation, net of the effect of forfeitures, totaled $74,677 and $62,608 for fiscal years 2016 and 2015, respectively.

The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the use of assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options. A summary of our stock option activity and related information for equity compensation plans approved by security holders for each of the fiscal years ended March 31, 2016 and 2015 is as follows:

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT MARCH 31, 2014	281,000	$1.06
Granted	75,000	0.84
Forfeited/expired	(26,000)	1.73
BALANCE AT MARCH 31, 2015	330,000	$0.96
Granted	139,000	0.57
Forfeited/expired	(58,000)	0.83
BALANCE AT MARCH 31, 2016	411,000	$0.85

A summary of our stock option activity and related information for equity compensation plans not approved by security holders for the fiscal year ended March 31, 2016 is as follows:

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT MARCH 31, 2014	250,000	$0.97
Granted	20,000	1.00
Forfeited/expired	(25,000)	1.12
BALANCE AT MARCH 31, 2015	245,000	$0.96
Granted	—	—
Forfeited/expired	—	—
BALANCE AT MARCH 31, 2016	245,000	$0.96

The following table summarizes information about employee stock options outstanding and exercisable at March 31, 2016:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$0.50 - $0.94	426,000	2.0	$0.75	133,061	$0.83
$1.00 - $1.09	110,000	2.3	$1.02	56,781	$1.03
$1.15 - $1.50	120,000	2.1	$1.26	85,670	$1.28
	656,000	2.1	$0.89	275,512	$1.01

A summary of our RSU activity and related information for equity compensation plans approved by security holders for the fiscal year ended March 31, 2016 is as follows:

	RSUs OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT MARCH 31, 2015	24,924	$0.80
Granted	20,000	0.50
BALANCE AT MARCH 31, 2016	44,924	$0.67

The 656,000 options outstanding as of March 31, 2016 are nonqualified stock options. The exercise price of all options granted through March 31, 2016 has been equal to or greater than the fair market value, as determined by our Board of Directors or based upon publicly quoted market values of our common stock on the date of the grant. As of March 31, 2016, 600,076 equity units for our common stock remain available for grant under the Plan.

4.   Commitments and Contingencies

Our noncancelable lease agreement extends through July 31, 2019 for 28,696 square feet of space for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease includes $172,176 of leasehold improvements granted by the landlord. The $172,176 was recorded on our balance sheets as leasehold improvements and deferred rent. The leasehold improvements are being amortized over the lesser of the lease term or the assets life and the deferred rent is being amortized against rent expense over the lease term. The minimum future lease payment, by fiscal year, as of March 31, 2016 is as follows:

Fiscal Year	Amount
2017	276,732
2018	285,034
2019	293,585
2020	99,800
Total	$955,151

In March 2016, we entered into a loan and security agreement with Crestmark Bank. The loan is due on demand and has no financial covenants. Under the agreement, we were provided with a line of credit that is not to exceed the lesser of $1,000,000 or 85% of eligible accounts receivable. The interest rate is prime rate plus 2%, with a floor of 5.5%, plus a monthly maintenance fee of 0.4%, based on the average monthly loan balance. Interest is charged on a minimum loan balance of $500,000, a loan fee of 1% annually, and an exit fee of 3%, 2% and 1% during years one, two and three, respectively. As of March 31, 2016, we had $387,491 of borrowings from the credit facility and had an additional approximately $238,000 available to borrow.

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine our and their compliance with these regulations. As of March 31, 2016, we believe we were in substantial compliance with all known regulations. FDA inspections are conducted periodically at the discretion of the FDA. We were last inspected in December 2012 and were notified of five observations from that inspection, none of which we believe to be material.

Our obligation with respect to employee severance benefits is minimized by the “at will” nature of the employee relationships. Our total obligation with respect to contingent severance benefit obligations was none and $87,282 as of March 31, 2016 and 2015, respectively.

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

Income tax provision (benefit) for income taxes is summarized below:

Years Ended	March 31, 2016	March 31, 2015
Current:
Federal	$––	$––
State	––	––
Total current	––	––
Deferred:
Federal	(291,000)	(461,000)
State	(30,000)	(48,000)
Total deferred	(321,000)	(509,000)
Valuation allowance	321,000	509,000
Total	$––	$––

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consists of the following:

Years Ended	March 31, 2016	March 31, 2015
Federal statutory rate	$(299,000)	$(470,000)
Effect of:
State taxes, net of federal tax benefit	(31,000)	(48,000)
Other	15,000	12,000
Valuation allowance	315,000	506,000
Total	$––	$––

The components of the deferred tax asset are as follows:

Years Ended	March 31, 2016	March 31, 2015
Credits and net operating loss carryforwards	$4,190,000	$3,936,000
Other	225,000	158,000
Gross deferred tax assets	4,415,000	4,094,000
Valuation allowance	(4,415,000)	(4,094,000)
Total deferred tax assets	$––	$––

We believe that based on all available evidence, it is more likely than not that the deferred tax assets will not be fully realized. Accordingly, a valuation allowance has been recorded against the deferred tax asset.

As of March 31, 2016, we had approximately $11.1 million of net operating loss carryovers for tax purposes. Additionally, we have approximately $233,000 of research and development tax credits available to offset future federal income taxes. The net operating loss and credit carryovers begin to expire in the fiscal year ended March 31, 2019. In fiscal years ended after March 31, 2019, net operating losses expire at various dates through March 31, 2036. Our net operating loss carryovers at March 31, 2016 include $582,000 in income tax deductions related to stock options which will be tax effected and the benefit will be reflected as a credit to additional paid-in capital when realized. As such, these deductions are not reflected in our deferred tax assets. The Internal Revenue Code contains provisions, which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests.

6.    Major Customers/Suppliers

We depend on sales that are generated from hospitals’ ongoing usage of AEM surgical instruments. In fiscal year 2016, we generated sales from over 300 hospitals that have changed to AEM products, but no hospital customer contributed more than 4% to the total sales. We have a relationship with New Deantronics, Inc., who accounted for approximately 11% of our purchases in fiscal year 2016.

7.    Defined Contribution Employee Benefit Plan

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

8.    Related Party Transaction

We paid consulting fees of $85,504 and $84,733 to an entity owned by one of our directors in fiscal years 2016 and 2015, respectively. We paid consulting fees of none and $4,000 to an entity owned by another director, in fiscal years 2016 and 2015, respectively.

9. Subsequent Events

Management evaluated all activity of us and concluded that, as of the date the financial statements were issued, no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Item 9  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

            None

Item 9 A (T).  Controls and Procedures.

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2016. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.

Based on its assessment of internal control over financial reporting, management has concluded that, as of March 31, 2016, our internal control over financial reporting was effective.

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

Changes In Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9 B.  Other Information

    None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2016 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2016.

Item 11.  Executive Compensation.

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2016 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2016.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2016 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2016.

The following table summarizes certain information regarding our equity compensation plan as of March 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding equity units	Weighted-average exercise price of equity units	Number of securities remaining available for future issuance under equity units plan
Equity compensation plans approved by security holders	455,924	$0.83	244,076
Equity compensation plans not approved by security holders	245,000	$0.96	––
Total	700,924	$0.95	244,076

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2016 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2016.

Item 14.  Principal Accounting Fees and Services.

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2016 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2016.

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
10.6*
Development, License, and Non-Commercial Supply Agreement dated January 19, 2011 between Encision Inc and Boston Scientific Corporation(Incorporated by reference from Annual Report on Form 10-K filed on June 15,2011).

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

10.11**	Loan and Security Agreement between Encision Inc. and Crestmark Bank dated March 15, 2016.
23.1	Consent of Independent Registered Public Accounting Firm, Eide Bailly LLP. **
31.1	Section 302 Certification of Principal Executive Officer **
31.2	Section 302 Certification of Principal Financial and Accounting Officer **
32.1	Section 906 Certifications **

*	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.
**	Filed herewith.
†	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 14, 2016	ENCISION INC.

	By:	/s/ Mala Ray
Mala Ray
Controller Principal Accounting Officer & Principal Financial Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mala Ray	June 14, 2016
Mala Ray Controller Principal Accounting Officer & Principal Financial Officer

/s/ Patrick W. Pace	June 14, 2016
Patrick W. Pace Director

/s/ Robert H. Fries	June 14, 2016
Robert H. Fries Director

/s/ Vern D. Kornelsen	June 14, 2016
Vern D. Kornelsen Director

/s/ Ruediger Naumann-Etienne	June 14, 2016
Ruediger Naumann-Etienne Director

/s/ Gregory J. Trudel	June 14, 2016
Gregory J. Trudel President and CEO Principal Executive Officer Director

/s/ David W. Newton	June 14, 2016
David W. Newton Vice President - Technology Director