Form 10-Q
period 2016-06-30
ENCISION INC
filed 2016-08-11
CIK 930775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2016

OR
[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to________

Commission file number: 001-11789

ENCISION INC.
(Exact name of registrant as specified in its charter)

Colorado	84-1162056
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6797 Winchester Circle
Boulder, Colorado  80301
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      ☐       No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	10,673,225 Shares
(Class)	(outstanding at July 31, 2016)

ENCISION INC.

FORM 10-Q

For the Three Months Ended June 30, 2016

PART I    FINANCIAL INFORMATION

ITEM 1 – CONDENSED INTERIM FINANCIAL STATEMENTS

Encision Inc.
Condensed Balance Sheets
(unaudited)

	June 30, 2016	March 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$47,369	$292,840
Restricted cash	25,000	25,000
Accounts receivable, net of allowance for doubtful accounts of $8,500 at June 30, 2016 and $9,000 at March 31, 2016	945,327	839,850
Inventories, net of reserve for obsolescence of $402,000 at June 30, 2016 and $410,000 at March 31, 2016	1,710,233	1,730,747
Prepaid expenses	169,071	91,989
Total current assets	2,897,000	2,980,426
Equipment, at cost:
Furniture, fixtures and equipment	3,115,983	3,950,710
Accumulated depreciation	(2,585,332)	(3,389,533)
Equipment, net	530,651	561,177
Patents, net of accumulated amortization of $183,910 at June 30, 2016 and $153,494 at March 31, 2016	261,999	252,889
Other assets	15,926	15,926
TOTAL ASSETS	$3,705,576	$3,810,418
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$444,287	$355,890
Accrued compensation	204,677	246,203
Other accrued liabilities	273,891	257,506
Line of credit	308,613	387,491
Deferred rent	30,384	30,384
Total current liabilities	1,261,852	1,277,474
Long-term liability:
Deferred rent	63,300	70,896
Total liabilities	1,325,152	1,348,370
Commitments and contingencies (Note 4)
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	––	––
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 10,673,225 shares issued and outstanding at June 30 and March 31, 2016	23,699,400	23,682,365
Accumulated (deficit)	(21,318,976)	(21,220,317)
Total shareholders’ equity	2,380,424	2,462,048
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,705,576	$3,810,418

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended
	June 30, 2016	June 30, 2015
NET REVENUE	$2,277,349	$2,454,325
COST OF REVENUE	1,087,017	1,280,541
GROSS PROFIT	1,190,332	1,173,784
OPERATING EXPENSES:
Sales and marketing	629,439	696,343
General and administrative	344,411	366,663
Research and development	301,652	284,038
Total operating expenses	1,275,502	1,347,044
OPERATING LOSS	(85,170)	(173,260)
Interest expense, net	(13,489)	(719)
Other expense, net	––	(39,220)
Interest and other expense, net	(13,489)	(39,939)
LOSS BEFORE PROVISION FOR INCOME TAXES	(98,659)	(213,199)
Provision for income taxes	––	––
NET LOSS	$(98,659)	$(213,199)
Net loss per share—basic and diluted	$(0.01)	$(0.02)
Weighted average shares—basic and diluted	10,673,225	10,673,225

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net loss	$(98,659)	$(213,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60,084	83,053
Share-based compensation expense	17,035	17,434
Recovery from doubtful accounts, net	(500)	(3,700)
Provision for inventory obsolescence, net	(8,000)	––
Change in operating assets and liabilities:
Accounts receivable	(104,977)	60,234
Inventories	28,514	142,174
Prepaid expenses and other assets	(77,082)	(45,105)
Accounts payable	88,397	(177,789)
Accrued compensation and other accrued liabilities	(32,737)	8,000
Net cash (used in) operating activities	(127,925)	(128,898)
Cash flows from investing activities:
Acquisition of property and equipment	(24,965)	(844)
Patent costs	(13,703)	(3,886)
Net cash (used in) investing activities	(38,668)	(4,730)
Cash flows from financing activities:
Paydown of credit facility, net change	(78,878)	––
Net cash provided by financing activities	(78,878)	––
Net decrease in cash and cash equivalents	(245,471)	(133,628)
Cash and cash equivalents, beginning of period	292,840	258,656
Cash and cash equivalents, end of period	$47,369	$125,028

The accompanying notes to financial statements are an integral part of these condensed statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2016
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

We have an accumulated deficit of $20,318,976 at June 30, 2016. Operating funds have been provided primarily by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital in the future.

Our strategic marketing and sales plan is designed to expand the use of our products in surgically active hospitals and surgery centers in the United States.

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  The condensed interim financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, filed on June 14, 2016.

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

Concentration of Credit Risk.  Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents, accounts receivable and a line of credit. From time to time, the amount of cash on deposit with financial institutions may exceed the $250,000 federally insured limit at June 30, 2016. We believe that cash on deposit that exceeds $250,000 with financial institutions is financially sound and the risk of loss is minimal.

We have no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. We maintain the majority of our cash balances with one financial institution in the form of demand deposits.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2016
(Unaudited)

Accounts receivable are typically unsecured and are derived from transactions with and from entities in the healthcare industry primarily located in the United States. Accordingly, we may be exposed to credit risk generally associated with the healthcare industry. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The net accounts receivable balance at June 30, 2016 of $945,327 and at March 31, 2016 of $839,850 included no more than 5% from any one customer.

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

Inventories. Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At June 30, 2016 and March 31, 2016, inventory consisted of the following:

	June 30, 2016	March 31, 2016
Raw materials	$1,278,453	$1,469,630
Finished goods	833,780	671,117
Total gross inventories	2,112,233	2,140,747
Less reserve for obsolescence	(402,000)	(410,000)
Total net inventories	$1,710,233	$1,730,747

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

Income Taxes.  We account for income taxes under the provisions of FASB Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. ASC 740 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized. As a result, no provision for income tax is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. We are required to make many subjective assumptions and judgments regarding our income tax exposures. At June 30, 2016, we had no unrecognized tax benefits, which would affect the effective tax rate if recognized and had no accrued interest, or penalties related to uncertain tax positions.

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

JUNE 30, 2016
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

Stock-based compensation expense recognized under ASC 718 for the three months ended June 30, 2016 was $17,035 and for the three months ended June 30, 2015 was $17,434, which consisted of stock-based compensation expense related to grants of employee stock options and restricted stock units (“RSUs”).

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended
	June 30, 2016	June 30, 2015
Net loss	$(98,659)	$(213,199)
Weighted-average shares — basic	10,673,225	10,673,225
Effect of dilutive potential common shares	—	—
Weighted-average shares — diluted	10,673,225	10,673,225
Net income (loss) per share — basic	$(0.01)	$(0.02)
Net income (loss) per share — diluted	$(0.01)	$(0.02)
Antidilutive employee stock options and RSUs	700,924	638,924

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2016
(Unaudited)

Note 4.   COMMITMENTS AND CONTINGENCIES

Effective December 1, 2013, we extended our noncancelable lease agreement through July 31, 2019 for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease includes $172,176 of leasehold improvements granted by the landlord. The $172,176 was recorded on our condensed balance sheets as leasehold improvements and deferred rent. The leasehold improvements are being amortized over the lesser of the lease term or the assets life and the deferred rent is being amortized against rent expense over the lease term. The minimum future lease payment, by fiscal year, as of June 30, 2016 is as follows:

Fiscal Year	Amount
2017 (nine months remaining)	207,549
2018	285,034
2019	293,585
2020	99,800
Total	$885,968

In March 2016, we entered into a loan and security agreement with Crestmark Bank. The loan is due on demand and has no financial covenants. Under the agreement, we were provided with a line of credit that is not to exceed the lesser of $1,000,000 or 85% of eligible accounts receivable. The interest rate is prime rate plus 2%, with a floor of 5.5%, plus a monthly maintenance fee of 0.4%, based on the average monthly loan balance. Interest is charged on a minimum loan balance of $500,000, a loan fee of 1% annually, and an exit fee of 3%, 2% and 1% during years one, two and three, respectively. As of June 30, 2016, we had $308,613 of borrowings from the credit facility and had an additional approximately $216,000 available to borrow.

Aside from the operating lease, we do not have any material contractual commitments requiring settlement in the future.

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine compliance with these regulations. We believe that we were in substantial compliance with all known regulations at June 30, 2016. FDA inspections are conducted periodically at the discretion of the FDA. Our latest inspection by the FDA occurred in October 2015.

Note 5.  SHARE-BASED COMPENSATION

The provisions of ASC 718-10-55 requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and RSUs, based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options, RSUs and employee stock purchases for the Three Months ended June 30, 2016 and 2015, which was allocated as follows:

	Three Months Ended
	June 30, 2016	June 30, 2015
Cost of sales	$614	$491
Sales and marketing	3,039	2,794
General and administrative	12,251	13,264
Research and development	1,131	885
Stock-based compensation expense	$17,035	$17,434

Share-based compensation cost for stock options is measured at the grant date, based on the fair value as calculated by the Black-Scholes-Merton ("BSM") option-pricing model. The BSM option-pricing model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk-free interest rate and expected dividends. There were no stock options granted or forfeited during the three months ended June 30, 2016. Share-based compensation cost for RSUs is measured based on the closing fair market value of the Company's common stock on the date of grant. There were no RSUs granted during the three months ended June 30, 2016.

As of June 30, 2016, $201,000 of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over a period of five years.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2016
(Unaudited)

Note 6.   RELATED PARTY TRANSACTION

We paid consulting fees of $18,468 and $22,466 to an entity owned by one of our directors during the three months ended June 30, 2016 and 2015, respectively.

Note 7.  SUBSEQUENT EVENTS

We evaluated all of our activity as of the date the condensed interim financial statements were issued and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosed in the notes to our financial statements.

ITEM 2. –  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this section on Management’s Discussion and Analysis are not historical facts, including statements about our strategies and expectations with respect to new and existing products, market demand, acceptance of new and existing products, marketing efforts, technologies and opportunities, market and industry segment growth, and return on investments in products and markets. These statements are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward looking statements. All forward looking statements in this section on Management’s Discussion and Analysis are based on information available to us on the date of this document, and we assume no obligation to update such forward looking statements. Readers of this Form 10-Q are strongly encouraged to review the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended March 31, 2016.

General

Encision Inc., a medical device company based in Boulder, Colorado, has developed and markets innovative technology that provides unprecedented outcomes and patient safety in minimally-invasive surgery. We believe that our patented Active Electrode Monitoring (“AEM®”) AEM EndoShield™. Burn Protection System is changing the marketplace for electrosurgical devices and laparoscopic instruments by providing a solution to a well-documented hazard unique to laparoscopic surgery. The Center for Medicare and Medicaid Services (“CMS”) recently published its Hospital-Acquired Condition Reduction Program effective October 1, 2015. At that time, the program began to levy as much as a 1% penalty on Medicare reimbursements to hospitals in the lower quadrant of performance for selected quality indicators, including accidental puncture and laceration (“APL”). Examples of APL include the use of a cautery device (electrosurgery) or scissors to dissect a tissue plane that errantly causes an injury to underlying bowels.

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

When a hospital or surgery center changes to AEM technology, we receive recurring revenue from sales of replacement instruments. We believe that there is no directly competing technology to supplant AEM products. The replacement market of reusable and disposable AEM products in hospitals and surgery centers that use our AEM technology represented over 90% of our product revenue during the three months ended June 30, 2016. This revenue stream is expected to grow as the base of accounts using AEM technology expands. In addition, we intend to further develop disposable versions of more of our AEM products in order to meet market demands and expand our sales opportunities.

We have an accumulated deficit of $20,318,976 at June 30, 2016. Operating funds have been provided primarily by issuances of our common stock and warrants, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital.

During the three months ended June 30, 2016, we used $127,925 of cash for our operations and used $24,965 for investments in property and equipment. As of June 30, 2016, we had $47,369 in cash and cash equivalents available to fund future operations, a decrease of $245,471 from March 31, 2016. Our working capital was $1,635,148 at June 30, 2016 compared to $1,702,952 at March 31, 2016.

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

Possibility of Operating Losses:  We have an accumulated deficit of $20,318,976 at June 30, 2016. Operating funds have been provided primarily by issuances of our common stock and warrants, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital. We have made strides toward improving our operating results but due to the ongoing need to develop, optimize and train our direct sales managers and the independent sales representative network, the need to support the development of refinements to our product line, and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to raise additional capital.

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

Results of Operations

For the quarter ended June 30, 2016 compared to the quarter ended June 30, 2015.

Net Revenue.  Net revenue for the quarter ended June 30, 2016 was $2,277,349 compared to $2,454,325 for the quarter ended June 30, 2015, a decrease of 7%. The decrease of net revenue is attributable to business lost from hospitals that reduced, or stopped, using AEM technology during the quarter.

Gross profit.  Gross profit for the quarter ended June 30, 2016 of $1,190,332 represented an increase of 1% from gross profit of $1,173,784 for the quarter ended June 30, 2015. Gross profit as a percentage of sales (gross margins) increased from 47.8% for the quarter ended June 30, 2015 to 52.3% for the quarter ended June 30, 2016. The increase in gross margins in the quarter ended June 30, 2016 was the result of lower scrap costs and lower costs in manufacturing operations.

Sales and marketing expenses.  Sales and marketing expenses of $629,439 for the quarter ended June 30, 2016 represented a decrease of 10% from sales and marketing expenses of $696,343 for the quarter ended June 30, 2015. The decrease was the result of decreased sales commissions, advertising and travel. The decrease in expense was partially offset by increased recruiting and sales sample costs.

General and administrative expenses.  General and administrative expenses of $344,411 for the quarter ended June 30, 2016 represented a decrease of 6% from general and administrative expenses of $366,663 for the quarter ended June 30, 2015. The decrease was the result of decreased outside services and various minor items.

Research and development expenses. Research and development expenses of $301,652 for the quarter ended June 30, 2016 represented an increase of 6% compared to $284,038 for the quarter ended June 30, 2015. The increase was the result of engineering costs that were reimbursed in the prior year’s quarter.

Other income and expense, net.  Other income and expense, net includes medical device excise tax of $52,919 for the quarter ended June 30, 2015. Effective January 1, 2016, the excise tax was suspended for two years.

Net loss.  Net loss was $98,659 for the quarter ended June 30, 2016 compared to net loss of $213,199 for the quarter ended June 30, 2015. The net loss decrease was principally a result of a higher gross profit, reduced total operating expenses and suspended medical device tax, as explained above.

The results of operations for the quarter ended June 30, 2016 are not indicative of the results of operations for all or any part of the balance of the fiscal year.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock and, in some years, by operating profits. Common stock and additional paid in capital totaled $23,699,400 from our inception through June 30, 2016.

In March 2016, we entered into a loan and security agreement with Crestmark Bank. The loan is due on demand and has no financial covenants. Under the agreement, we were provided with a line of credit that is not to exceed the lesser of $1,000,000 or 85% of eligible accounts receivable. The interest rate is prime rate plus 2%, with a floor of 5.5%, plus a monthly maintenance fee of 0.4%, based on the average monthly loan balance. Interest is charged on a minimum loan balance of $500,000, a loan fee of 1% annually, and an exit fee of 3%, 2% and 1% during years one, two and three, respectively. As of June 30, 2016, we had $308,613 of borrowings from the credit facility and had an additional approximately $216,000 available to borrow.

Our operations used $127,925 of cash during the three months ended June 30, 2016 on net revenue of $2,277,349. Cash was used by our net loss, increased accounts receivable and increased prepaid expenses. Cash used was partially offset by increased accounts payable. The amounts of cash used by operations for the three months ended June 30, 2016 are not indicative of the expected amounts of cash to be generated from or used in operations in fiscal year 2016. During the three months ended June 30, 2016, we invested $24,965 in the acquisition of property and equipment. As of June 30, 2016, we had $47,369 in cash and cash equivalents available to fund future operations. Working capital was $1,635,148 at June 30, 2016 compared to $1,702,952 at March 31, 2016. The decrease of working capital at June 30, 2016 was the result of our net loss and an increase of accounts payable. The decrease was partially offset by an increase of accounts receivable and prepaid expenses. Current liabilities were $1,261,852 at June 30, 2016, compared to $1,277,474 at March 31, 2016.

Effective December 1, 2013, we extended our noncancelable lease agreement through July 31, 2019 for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease includes $172,176 of leasehold improvements granted by the landlord. The $172,176 was recorded on our condensed balance sheets as leasehold improvements and deferred rent. The leasehold improvements are being amortized over the lesser of the lease term or the assets life and the deferred rent is being amortized against rent expense over the lease term. The minimum future lease payment, by fiscal year, as of June 30, 2016 is as follows:

Fiscal Year	Amount
2017 (nine months remaining)	207,549
2018	285,034
2019	293,585
2020	99,800
Total	$885,968

Aside from the operating lease and line of credit obligation, we do not have any material contractual commitments requiring settlement in the future.

As of June 30, 2016, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	885,968	278,808	532,310	74,850	––
Line of credit obligation	308,613	308,613	––	––	––
	1,194,581	587,421	532,310	74,850	––

Our fiscal year 2017 operating plan is focused on increasing new accounts, retaining existing customers, growing revenue, increasing gross profits and conserving cash. We are investing in research and development efforts to develop next generation versions of the AEM product line. We have invested in manufacturing property and equipment to manufacture disposable scissors inserts internally and to reduce our cost of product revenue. We cannot predict with certainty the expected revenue, gross profit, net income or loss and usage of cash and cash equivalents for fiscal year 2017. In March 2016, we entered into a loan and security agreement with Crestmark Bank. The loan is due on demand and has no financial covenants. Under the agreement, we were provided with a line of credit that is not to exceed the lesser of $1,000,000 or 85% of eligible accounts receivable. The interest rate is prime rate plus 2%, with a floor of 5.5%, plus a monthly maintenance fee of 0.4%, based on the average monthly loan balance. Interest is charged on a minimum loan balance of $500,000, a loan fee of 1% annually, and an exit fee of 3%, 2% and 1% during years one, two and three, respectively. As of June 30, 2016, we had $308,613 of borrowings from the credit facility and had an additional approximately $216,000 available to borrow. If we are unable to manage our business operations in line with budget expectations, it could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

Income Taxes

As of March 31, 2016, net operating loss carryforwards totaling approximately $11.1 million are available to reduce taxable income in the future. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the fiscal year ending March 31, 2019. We have not paid income taxes since our inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including changes in ownership interests. We have established a valuation allowance for the entire amount of our deferred tax asset since inception due to our history of losses. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. If some or all of the valuation allowance were reversed, then, to the extent of the reversal, a tax benefit would be recognized which would result in an increase to net income.

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

(a)  We have carried out an evaluation under the supervision and with the participation of our management, including our President and CEO and Principal Accounting and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the President and CEO and the Principal Accounting and Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective.

(b)  During the quarter ended June 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 6     Exhibits

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

31.1	Certification of President and CEO under Rule 13a-14(a) of the Exchange Act (filed herewith).
31.2	Certification of Principal Financial and Accounting Officer under Rule 13a-14(a) of the Exchange Act (filed herewith).
32.1	Certifications of President and CEO and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	The following materials from Encision Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Income, (iii) the unaudited Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged at Level I.

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

Encision Inc.

August 11, 2016	/s/ Mala Ray
Date	Mala Ray Controller Principal Accounting Officer & Principal Financial Officer