Form 10-Q
period 2016-09-30
ENCISION INC
filed 2016-11-14
CIK 930775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
OR
[_ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☒       No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      ☐       No    ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, no par value	10,673,225 Shares
(Class)	(outstanding at October 31, 2016)

ENCISION INC.

FORM 10-Q

For the Three and Six Months Ended September 30, 2016

INDEX

			Page Number
PART I.	FINANCIAL INFORMATION
ITEM 1	–	Condensed Interim Financial Statements:
	–	Condensed Balance Sheets as of September 30, 2016 and March 31, 2016	3
	–	Condensed Statements of Operations for the Three and Six Months Ended September 30, 2016 and 2015	4
	–	Condensed Statements of Cash Flows for the Six Months Ended September 30, 2016 and 2015	5
	–	Notes to Condensed Interim Financial Statements	6

ITEM 2	–	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 4	–	Controls and Procedures	16
	–
PART II.	OTHER INFORMATION

ITEM 6	–	Exhibits	17

SIGNATURE			18

PART I   FINANCIAL INFORMATION

ITEM 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

Encision Inc.
Condensed Balance Sheets
(unaudited)

	September 30, 2016	March 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$31,552	$292,840
Restricted cash	25,000	25,000
Accounts receivable, net of allowance for doubtful accounts of $21,500 at September 30, 2016 and $9,000 at March 31, 2016	965,382	839,850
Inventories, net of reserve for obsolescence of $450,000 at September 30, 2016 and $410,000 at March 31, 2016	1,458,207	1,730,747
Prepaid expenses	117,298	91,989
Total current assets	2,597,439	2,980,426
Equipment, at cost:
Furniture, fixtures and equipment	3,141,226	3,950,710
Accumulated depreciation	(2,625,019)	(3,389,533)
Equipment, net	516,207	561,177
Patents, net of accumulated amortization of $190,561 at September 30, 2016 and $153,494 at March 31, 2016	260,554	252,889
Other assets	15,926	15,926
TOTAL ASSETS	$3,390,126	$3,810,418
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$289,221	$355,890
Accrued compensation	247,462	246,203
Other accrued liabilities	241,213	257,506
Line of credit	367,930	387,491
Deferred rent	30,384	30,384
Total current liabilities	1,176,210	1,277,474
Long-term liability:
Deferred rent	55,704	70,896
Total liabilities	1,231,914	1,348,370
Commitments and contingencies (Note 4)
Shareholders' equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	––	––
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 10,673,225 shares issued and outstanding at September 30 and March 31, 2016	23,716,777	23,682,365
Accumulated (deficit)	(21,558,565)	(21,220,317)
Total shareholders' equity	2,158,212	2,462,048
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,390,126	$3,810,418

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
NET REVENUE	$2,150,656	$2,300,436	$4,428,004	$4,754,761
COST OF REVENUE	1,141,773	1,120,006	2,228,789	2,400,547
GROSS PROFIT	1,008,883	1,180,430	2,199,215	2,354,214
OPERATING EXPENSES:
Sales and marketing	614,164	629,847	1,243,602	1,326,189
General and administrative	359,722	366,581	704,134	733,245
Research and development	278,716	305,616	580,367	589,654
Total operating expenses	1,252,602	1,302,044	2,528,103	2,649,088
OPERATING LOSS	(243,719)	(121,614)	(328,888)	(294,874)
Interest expense, net	(16,097)	(16,681)	(29,588)	(17,400)
Other income (expense), net	20,226	(46,013)	20,227	(85,234)
Interest expense and other income (expense), net	4,129	(62,694)	(9,361)	(102,634)
LOSS BEFORE PROVISION FOR INCOME TAXES	(239,590)	(184,308)	(338,249)	(397,508)
Provision for income taxes	––	––	––	––
NET LOSS	$(239,590)	$(184,308)	$(338,249)	$(397,508)
Net loss per share—basic and diluted	$(0.02)	$(0.02)	$(0.03)	$(0.04)
Weighted average shares—basic and diluted	10,673,225	10,673,225	10,673,225	10,673,225

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	September 30, 2016	September 30, 2015
Cash flows from operating activities:
Net loss	$(338,249)	$(397,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	116,584	162,035
Share-based compensation expense	34,413	37,595
Provision for (recovery from) doubtful accounts, net	12,500	(500)
Provision for inventory obsolescence, net	40,000	22,000
Change in operating assets and liabilities:
Accounts receivable	(138,032)	95,082
Inventories	232,540	341,457
Prepaid expenses and other assets	(25,309)	(10,386)
Accounts payable	(66,669)	(211,663)
Accrued compensation and other accrued liabilities	(30,226)	(98,009)
Net cash (used in) operating activities	(162,448)	(59,897)
Cash flows from investing activities:
Acquisition of property and equipment	(60,370)	(10,985)
Patent costs	(18,909)	(10,581)
Net cash (used in) investing activities	(79,279)	(21,566)
Cash flows from financing activities:
Paydown of credit facility, net change	(19,561)	(64,000)
Net cash provided by (used in) financing activities	(19,561)	(64,000)
Net decrease in cash and cash equivalents	(261,288)	(145,463)
Cash and cash equivalents, beginning of period	292,840	258,656
Cash and cash equivalents, end of period	$31,552	$113,193

The accompanying notes to financial statements are an integral part of these condensed statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2016
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

We have an accumulated deficit of $21,558,565 at September 30, 2016. Operating funds have been provided primarily by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital.

Our strategic marketing and sales plan is designed to expand the use of our products in surgically active hospitals and surgery centers in the United States.

Note 2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  The condensed interim financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles accepted in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, filed on June 14, 2016.

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

Concentration of Credit Risk.  Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents, accounts receivable and a line of credit. From time to time, the amount of cash on deposit with financial institutions may exceed the $250,000 federally insured limit at September 30, 2016. We believe that cash on deposit that exceeds $250,000 with financial institutions is financially sound and the risk of loss is minimal.

We have no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. We maintain the majority of our cash balances with one financial institution in the form of demand deposits.

Accounts receivable are typically unsecured and are derived from transactions with and from entities in the healthcare industry primarily located in the United States. Accordingly, we may be exposed to credit risk generally associated with the healthcare industry. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The net accounts receivable balance at September 30, 2016 of $965,382 and at March 31, 2016 of $839,850 included no more than 5% from any one customer.

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

Inventories. Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At September 30, 2016 and March 31, 2016, inventory consisted of the following:

	September 30, 2016	March 31, 2016
Raw materials	$1,280,013	$1,469,630
Finished goods	628,194	671,117
Total gross inventories	1,908,207	2,140,747
Less reserve for obsolescence	(450,000)	(410,000)
Total net inventories	$1,458,207	$1,730,747

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

Patents.  The costs of applying for patents are capitalized and amortized on a straight-line basis over the lesser of the patent's economic or legal life (20 years from the date of application in the United States). Capitalized costs are expensed if patents are not issued. We review the carrying value of our patents periodically to determine whether the patents have continuing value and such reviews could result in the conclusion that the recorded amounts have been impaired.

Income Taxes.  We account for income taxes under the provisions of FASB Accounting Standards Codification ("ASC") Topic 740, "Accounting for Income Taxes" ("ASC 740"). ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. ASC 740 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits, which, more likely than not based on current circumstances, are not expected to be realized. As a result, no provision for income tax is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. We are required to make many subjective assumptions and judgments regarding our income tax exposures. At September 30, 2016, we had no unrecognized tax benefits, which would affect the effective tax rate if recognized and had no accrued interest, or penalties related to uncertain tax positions.

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

Stock-Based Compensation.  Stock-based compensation is presented in accordance with the guidance of ASC Topic 718, "Compensation – Stock Compensation" ("ASC 718"). Under the provisions of ASC 718, companies are required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our statements of operations.

Stock-based compensation expense recognized under ASC 718 for the three and six months ended September 30, 2016 was $17,378 and $34,413, respectively, and for the three and six months ended September 30, 2015 was $20,161 and $37,595, respectively, which consisted of stock-based compensation expense related to grants of employee stock options and restricted stock units ("RSUs").

Segment Reporting.  We have concluded that we have one operating segment.

Recent Accounting Pronouncements. We have reviewed all recently issued, but not yet effective, accounting pronouncements. The Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 (Revenue from Contracts with Customers), which is effective for annual reporting periods beginning after December 15, 2017. The Company does not expect ASU 2014-09 to have a material/significant impact on its financial statements.

The Financial Accounting Standards Board has also issued Accounting Standards Update 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (the ASU), which provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The ASU requires management to perform an assessment every reporting period (including interim periods) to determine whether there is substantial doubt about a company's ability to continue as a going concern and to provide related footnote disclosures. The ASU also defines that substantial doubt exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We are currently evaluating this new guidance and the related impact on the financial statements.

In July 2015, the FASB issued Accounting Standards Update 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, ("ASU 2015-11"). ASU 2015-11 affects reporting entities that measure inventory using first-in, first-out (FIFO) or average cost. Specifically, ASU 2015-11 requires that inventory be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company does not expect ASU 2015-11 to have a material/significant impact on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for the Company beginning in its third quarter of 2020 and early adoption is permitted. The Company is currently evaluating the timing of its adoption and the impact of adopting the new lease standard on its consolidated financial statements.

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net loss	$(239,590)	$(184,308)	$(338,249)	$(397,508)
Weighted-average shares — basic	10,673,225	10,673,225	10,673,225	10,673,225
Effect of dilutive potential common shares	—	—	—	—
Weighted-average shares — diluted	10,673,225	10,673,225	10,673,225	10,673,225
Net income (loss) per share — basic	$(0.02)	$(0.02)	$(0.06)	$(0.04)
Net income (loss) per share — diluted	$(0.02)	$(0.02)	$(0.03)	$(0.04)
Antidilutive employee stock options and RSUs	880,924	718,924	880,924	718,924

Note 4.    COMMITMENTS AND CONTINGENCIES

Effective December 1, 2013, we extended our noncancelable lease agreement through July 31, 2019 for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease includes $172,176 of leasehold improvements granted by the landlord. The $172,176 was recorded on our condensed balance sheets as leasehold improvements and deferred rent. The leasehold improvements are being amortized over the lesser of the lease term or the assets life and the deferred rent is being amortized against rent expense over the lease term. The minimum future lease payment, by fiscal year, as of September 30, 2016 is as follows:

Fiscal Year	Amount
2017 (six months remaining)	138,366
2018	285,034
2019	293,585
2020	99,800
Total	$816,785

In March 2016, we entered into a loan and security agreement with Crestmark Bank. The loan is due on demand and has no financial covenants. Under the agreement, we were provided with a line of credit that is not to exceed the lesser of $1,000,000 or 85% of eligible accounts receivable. The interest rate is prime rate plus 2%, with a floor of 5.5%, plus a monthly maintenance fee of 0.4%, based on the average monthly loan balance. Interest is charged on a minimum loan balance of $500,000, a loan fee of 1% annually, and an exit fee of 3%, 2% and 1% during years one, two and three, respectively. As of September 30, 2016, we had $367,930 of borrowings from the credit facility and had an additional approximately $195,000 available to borrow.

Aside from the operating lease, we do not have any material contractual commitments requiring settlement in the future.

We are subject to regulation by the United States Food and Drug Administration ("FDA"). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine compliance with these regulations. We believe that we were in substantial compliance with all known regulations at September 30, 2016. FDA inspections are conducted periodically at the discretion of the FDA. Our latest inspection by the FDA occurred in October 2015.
Note 5.    SHARE-BASED COMPENSATION

The provisions of ASC 718-10-55 requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and RSUs, based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options, RSUs and employee stock purchases for the three months ended September 30, 2016 and 2015, which was allocated as follows:

	Three Months Ended		Six Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Cost of sales	$640	$652	$1,254	$1,143
Sales and marketing	3,039	3,117	6,078	5,911
General and administrative	12,517	15,184	24,768	28,448
Research and development	1,182	1,208	2,313	2,093
Stock-based compensation expense	$17,378	$20,161	$34,413	$37,595

Share-based compensation cost for stock options is measured at the grant date, based on the fair value as calculated by the Black-Scholes-Merton ("BSM") option-pricing model. The BSM option-pricing model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk-free interest rate and expected dividends. There were 180,000 and 180,000 stock options granted and none forfeited during the three and six months ended September 30, 2016, respectively. Share-based compensation cost for RSUs is measured based on the closing fair market value of the Company's common stock on the date of grant. There were no RSUs granted nor forfeited during the three and six months ended September 30, 2016.

As of September 30, 2016, $220,000 of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over a period of five years.

Note 6.    RELATED PARTY TRANSACTION

We paid consulting fees of $22,707 and $41,175 to an entity owned by one of our directors during the three and six months ended September 30, 2016, respectively, and $19,260 and $41,726 during the three and six months ended September 30, 2015.

Note 7.    SUBSEQUENT EVENTS

We evaluated all of our activity as of the date the condensed interim financial statements were issued and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosed in the notes to our financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this section on Management's Discussion and Analysis are not historical facts, including statements about our strategies and expectations with respect to new and existing products, market demand, acceptance of new and existing products, marketing efforts, technologies and opportunities, market and industry segment growth, and return on investments in products and markets. These statements are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward looking statements. All forward looking statements in this section on Management's Discussion and Analysis are based on information available to us on the date of this document, and we assume no obligation to update such forward looking statements. Readers of this Form 10-Q are strongly encouraged to review the section entitled "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2016.

General

Encision Inc., a medical device company based in Boulder, Colorado, has developed and markets innovative technology that provides unprecedented outcomes and patient safety in minimally-invasive surgery. We believe that our patented Active Electrode Monitoring ("AEM®") AEM EndoShield™. Burn Protection System is changing the marketplace for electrosurgical devices and laparoscopic instruments by providing a solution to a well-documented hazard unique to laparoscopic surgery. The Center for Medicare and Medicaid Services ("CMS") recently published its Hospital-Acquired Condition Reduction Program effective October 1, 2015. At that time, the program began to levy as much as a 1% penalty on Medicare reimbursements to hospitals in the lower quadrant of performance for selected quality indicators, including accidental puncture and laceration ("APL"). Examples of APL include the use of a cautery device (electrosurgery) or scissors to dissect a tissue plane that errantly causes an injury to underlying bowels.

We address market opportunities created by the increase in minimally-invasive surgery ("MIS") and surgeons' use of electrosurgery devices in these procedures. The product opportunity exists in that monopolar electrosurgery instruments used in laparoscopic procedures provide excellent clinical results, but are also susceptible to causing inadvertent collateral tissue damage outside the surgeon's field of view due to insulation failure and capacitive coupling. The risk of unintended electrosurgical burn injury to the patient in laparoscopic surgery has been well documented. This risk poses a threat to patient safety, including the risk of death, and creates liability exposure for surgeons and hospitals, as well as increased and preventable readmissions.

Our patented AEM technology provides surgeons with the desired tissue effects, while capturing stray electrosurgical energy that can cause unintended and unseen tissue injury that may result in death. AEM Surgical Instruments are equivalent to conventional instruments in size, shape, ergonomics, functionality and competitive pricing, but they incorporate "Active Electrode Monitoring" technology to dynamically and continuously monitor the flow of electrosurgical current, thereby helping to prevent patient injury. With our "shielded and monitored" instruments, surgeons are able to perform electrosurgical procedures more safely, effectively and economically than is possible using conventional instruments or alternative energy sources.

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

When a hospital or surgery center changes to AEM technology, we receive recurring revenue from sales of replacement instruments. We believe that there is no directly competing technology to supplant AEM products. The replacement market of reusable and disposable AEM products in hospitals and surgery centers that use our AEM technology represented over 90% of our product revenue during the three months ended September 30, 2016. This revenue stream is expected to grow as the base of accounts using AEM technology expands. In addition, we intend to further develop disposable versions of more of our AEM products in order to meet market demands and expand our sales opportunities.

We have an accumulated deficit of $21,558,565 at September 30, 2016. Operating funds have been provided primarily by issuances of our common stock and warrants, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital.

During the six months ended September 30, 2016, we used $162,448 of cash for our operations and used $60,370 for investments in property and equipment. As of September 30, 2016, we had $31,552 in cash and cash equivalents available to fund future operations, a decrease of $261,288 from March 31, 2016. Our working capital was $1,421,229 at September 30, 2016 compared to $1,702,952 at March 31, 2016.

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

We believe that the unique performance of the AEM technology and our breadth of independent endorsements provide an opportunity for continued market share growth. In our view, market awareness and awareness of the clinical credibility of the AEM technology, as well as awareness of our endorsements, are improving, and we expect this awareness to benefit our sales efforts for the remainder of fiscal year 2017. Our objectives for the remainder of fiscal year 2017 are to optimize sales execution, to expand market awareness of the AEM technology and to maximize the number of additional hospital and surgery center accounts switching to AEM instruments while retaining existing customers. In addition, acceptance of AEM products depends on surgeons' preference for our instruments, which depends on factors such as ergonomics, quality and ease of use in addition to the technological and safety advantages of AEM products. If surgeons prefer other instruments to our instruments, our business results will suffer.

The Patient Protection and Affordable Care Act included a provision that imposes a 2.3% excise tax on the sale of certain medical devices by a manufacturer, producer or importer of such devices in the United States. Effective January 1, 2016, the excise tax will be suspended for two years. Most of our product revenue is subject to the tax. We include the medical device tax in other expense.

Possibility of Operating Losses:  We have an accumulated deficit of $21,558,565 at September 30, 2016. Operating funds have been provided primarily by issuances of our common stock and warrants, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital. We have made strides toward improving our operating results but due to the ongoing need to develop, optimize and train our direct sales managers and the independent sales representative network, the need to support the development of refinements to our product line, and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to raise additional capital.

Revenue Growth: We expect to generate increased product revenue in the U.S. from sales to new customers and from expanded sales to existing customers as the medical device industry stabilizes and our network of direct and independent sales representatives becomes more efficient. We believe that the visibility and credibility of the independent clinical endorsements for AEM technology will contribute to new accounts and increased product revenue in fiscal year 2017. We also expect to increase market share through promotional programs of placing our AEM monitors at no charge into hospitals that commit to standardize with AEM instruments. However, all of these efforts to increase market share and grow product revenue will depend in part on our ability to expand the efficiency and effective coverage range of our direct and independent sales representatives, as well as maintain and in some cases, improve the quality of our product offerings. Service revenue represents design, development and product supply revenue from our agreements with strategic partners.

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

Results of Operations

For the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015.

Net Revenue.  Net revenue for the quarter ended September 30, 2016 was $2,150,656 compared to $2,300,436 for the quarter ended September 30, 2015, a decrease of 7%. The decrease of net revenue is attributable to business lost from hospitals that reduced, or stopped, using AEM technology during the quarter.

Gross profit.  Gross profit for the quarter ended September 30, 2016 of $1,008,883 represented a decrease of 15% from gross profit of $1,180,430 for the quarter ended September 30, 2015. Gross profit as a percentage of sales (gross margins) decreased from 51% for the quarter ended September 30, 2015 to 47% for the quarter ended September 30, 2016.  Gross margin included slow moving and obsolete inventories costs of approximately $87,000, or 4%, that were recognized in the quarter ended September 30, 2016. Gross margin on net revenue was lower in the fiscal year 2017 second quarter principally as a result of costs for slow moving and obsolete inventories and higher unit overhead costs on lower sales volume.

Sales and marketing expenses.  Sales and marketing expenses of $614,164 for the quarter ended September 30, 2016 represented a decrease of 2% from sales and marketing expenses of $629,847 for the quarter ended September 30, 2015. The decrease was the result of decreased sales commissions. The decrease in expense was partially offset by an increase to compensation for one additional sales representative.

General and administrative expenses.  General and administrative expenses of $359,722 for the quarter ended September 30, 2016 represented a decrease of 2% from general and administrative expenses of $366,581 for the quarter ended September 30, 2015. The decrease was the result of decreased compensation and investors' relation costs.

Research and development expenses. Research and development expenses of $278,716 for the quarter ended September 30, 2016 represented a decrease of 9% compared to $305,616 for the quarter ended September 30, 2015. The decrease was the result of decreased compensation and outside services.

Other income and expense, net.  Other income and expense, net includes medical device excise tax of $51,402 for the quarter ended September 30, 2015. Effective January 1, 2016, the excise tax was suspended for two years.

Net loss.  Net loss was $239,590 for the quarter ended September 30, 2016 compared to net loss of $184,308 for the quarter ended September 30, 2015. The net loss increase was principally a result of lower revenue and gross profit and was partially offset by reduced total operating expenses and suspended medical device tax, as explained above.

For the six months ended September 30, 2016 compared to the six months ended September 30, 2015.

Net Revenue.  Net revenue for the six months ended September 30, 2016 was $4,428,004 compared to $4,754,761 for the six months ended September 30, 2015, a decrease of 7%. The decrease of net revenue is attributable to business lost from hospitals that reduced, or stopped, using AEM technology during the six months.

Gross profit.  Gross profit for the six months ended September 30, 2016 of $2,199,215 represented a decrease of 7% from gross profit of $2,354,214 for the six months ended September 30, 2015. Gross profit as a percentage of sales (gross margins) was 50% for the six months ended September 30, 2016 and 2015. Gross margin on net revenue was affected in the six months ended September 30, 2016 by higher costs for slow moving and obsolete inventories and higher unit overhead costs on lower sales volume. This was offset by lower costs for scrap and costs in manufacturing operations.

Sales and marketing expenses.  Sales and marketing expenses of $1,243,602 for the six months ended September 30, 2016 represented a decrease of 6% from sales and marketing expenses of $1,326,189 for the six months ended September 30, 2015. The decrease was the result of decreased sales commissions. The decrease in expense was partially offset by an increase to compensation for one additional sales representative.

General and administrative expenses.  General and administrative expenses of $704,134 for the six months ended September 30, 2016 represented a decrease of 4% from general and administrative expenses of $733,245 for the six months ended September 30, 2015. The decrease was the result of decreased compensation, investors' relation costs and outside services.

Research and development expenses. Research and development expenses of $580,367 for the six months ended September 30, 2016 represented a decrease of 2% compared to $589,654 for the six months ended September 30, 2015. The decrease was the result of decreased compensation.

Other income and expense, net.  Other income and expense, net includes medical device excise tax of $104,321 for the six months ended September 30, 2015. Effective January 1, 2016, the excise tax was suspended for two years.

Net loss.  Net loss was $338,249 for the six months ended September 30, 2016 compared to net loss of $397,508 for the six months ended September 30, 2015. The net loss decrease was a result of reduced total operating expenses and suspended medical device tax and was partially offset by lower revenue and gross profit, as explained above.

The results of operations for the three and six months ended September 30, 2016 are not indicative of the results of operations for all or any part of the balance of the fiscal year.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock and, in some years, by operating profits. Common stock and additional paid in capital totaled $23,716,777 from our inception through September 30, 2016.

In March 2016, we entered into a loan and security agreement with Crestmark Bank. The loan is due on demand and has no financial covenants. Under the agreement, we were provided with a line of credit that is not to exceed the lesser of $1,000,000 or 85% of eligible accounts receivable. The interest rate is prime rate plus 2%, with a floor of 5.5%, plus a monthly maintenance fee of 0.4%, based on the average monthly loan balance. Interest is charged on a minimum loan balance of $500,000, a loan fee of 1% annually, and an exit fee of 3%, 2% and 1% during years one, two and three, respectively. As of September 30, 2016, we had $367,930 of borrowings from the credit facility and had an additional approximately $195,000 available to borrow.

Our operations used $162,448 of cash during the six months ended September 30, 2016 on net revenue of $4,428,004. Cash was used by our net loss, increased accounts receivable and decreased accounts payable. Cash used was partially offset by decreased inventories. The amounts of cash used by operations for the six months ended September 30, 2016 are not indicative of the expected amounts of cash to be generated from or used in operations in fiscal year 2017. During the six months ended September 30, 2016, we invested $60,370 in the acquisition of property and equipment. As of September 30, 2016, we had $31,552 in cash and cash equivalents available to fund future operations. Working capital was $1,421,229 at September 30, 2016 compared to $1,702,952 at March 31, 2016. The decrease of working capital at September 30, 2016 was the result of our net loss and a decrease of inventories. The decrease was partially offset by an increase of accounts receivable. Current liabilities were $1,176,210 at September 30, 2016, compared to $1,277,474 at March 31, 2016.

Effective December 1, 2013, we extended our noncancelable lease agreement through July 31, 2019 for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease includes $172,176 of leasehold improvements granted by the landlord. The $172,176 was recorded on our condensed balance sheets as leasehold improvements and deferred rent. The leasehold improvements are being amortized over the lesser of the lease term or the assets life and the deferred rent is being amortized against rent expense over the lease term. The minimum future lease payment, by fiscal year, as of September 30, 2016 is as follows:

Fiscal Year	Amount
2017 (six months remaining)	138,366
2018	285,034
2019	293,585
2020	99,800
Total	$816,785

Aside from the operating lease and line of credit obligation, we do not have any material contractual commitments requiring settlement in the future.

As of September 30, 2016, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	816,785	280,883	486,002	49,900	––
Line of credit obligation	367,930	367,930	––	––	––
	1,184,715	648,813	486,002	49,900	––

Our fiscal year 2017 operating plan is focused on increasing new accounts, retaining existing customers, growing revenue, increasing gross profits and conserving cash. We are investing in research and development efforts to develop next generation versions of the AEM product line. We have invested in manufacturing property and equipment to manufacture disposable scissors inserts internally and to reduce our cost of product revenue. We cannot predict with certainty the expected revenue, gross profit, net income or loss and usage of cash and cash equivalents for fiscal year 2017. In March 2016, we entered into a loan and security agreement with Crestmark Bank. The loan is due on demand and has no financial covenants. Under the agreement, we were provided with a line of credit that is not to exceed the lesser of $1,000,000 or 85% of eligible accounts receivable. The interest rate is prime rate plus 2%, with a floor of 5.5%, plus a monthly maintenance fee of 0.4%, based on the average monthly loan balance. Interest is charged on a minimum loan balance of $500,000, a loan fee of 1% annually, and an exit fee of 3%, 2% and 1% during years one, two and three, respectively. As of September 30, 2016, we had $367,930 of borrowings from the credit facility and had an additional approximately $195,000 available to borrow. If we are unable to manage our business operations in line with budget expectations, it could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

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

We recognize deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits, which, more likely than not based on current circumstances, are not expected to be realized. Should we maintain sufficient, sustained income in the future, we may conclude that all or some of the valuation allowance should be reversed.

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

ITEM 4 -  CONTROLS AND PROCEDURES

(a)  We have carried out an evaluation under the supervision and with the participation of our management, including our President and CEO and Principal Accounting and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the President and CEO and the Principal Accounting and Financial Officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective.

(b)  During the quarter ended September 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 6 -   Exhibits

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
101
The following materials from Encision Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Income, (iii) the unaudited Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged at Level I.

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

Encision Inc.

November 14, 2016	/s/ Mala Ray
Date	Mala Ray
Controller Principal Accounting Officer & Principal Financial Officer