Form 10-Q
period 2016-12-31
ENCISION INC
filed 2017-02-14
CIK 930775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016
OR
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      ☐       No    ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, no par value	10,683,355 Shares
(Class)	(outstanding at January 31, 2017)

ENCISION INC.

FORM 10-Q

For the Three and Nine Months Ended December 31, 2016

INDEX

			Page Number
PART I.	FINANCIAL INFORMATION
ITEM 1	–	Condensed Interim Financial Statements:
	–	Condensed Balance Sheets as of December 31, 2016 and March 31, 2016	3
	–	Condensed Statements of Operations for the Three and Nine Months Ended December 31, 2016 and 2015	4
	–	Condensed Statements of Cash Flows for the Nine Months Ended December 31, 2016 and 2015	5
	–	Notes to Condensed Interim Financial Statements	6

ITEM 2	–	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 4	–	Controls and Procedures	17
	–
PART II.	OTHER INFORMATION

ITEM 6	–	Exhibits	18

SIGNATURE			19

PART I   FINANCIAL INFORMATION

ITEM 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

Encision Inc.
Condensed Balance Sheets
(unaudited)

	December 31, 2016	March 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$63,867	$292,840
Restricted cash	25,000	25,000
Accounts receivable, net of allowance for doubtful accounts of $20,000 at December 31, 2016 and $9,000 at March 31, 2016	1,078,673	839,850
Inventories, net of reserve for obsolescence of $170,000 at December 31, 2016 and $410,000 at March 31, 2016	1,135,975	1,730,747
Prepaid expenses	137,264	91,989
Total current assets	2,440,779	2,980,426
Equipment, at cost:
Furniture, fixtures and equipment	3,160,388	3,950,710
Accumulated depreciation	(2,647,395)	(3,389,533)
Equipment, net	512,993	561,177
Patents, net of accumulated amortization of $195,433 at December 31, 2016 and $153,494 at March 31, 2016	257,875	252,889
Other assets	16,392	15,926
TOTAL ASSETS	$3,228,039	$3,810,418
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$508,417	$355,890
Accrued compensation	220,733	246,203
Other accrued liabilities	234,682	257,506
Line of credit	283,670	387,491
Deferred rent	30,384	30,384
Total current liabilities	1,277,886	1,277,474
Long-term liability:
Deferred rent	48,109	70,896
Total liabilities	1,325,995	1,348,370
Commitments and contingencies (Note 4)
Shareholders' equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	––	––
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 10,683,355 shares issued and outstanding at December 31 and March 31, 2016	23,734,776	23,682,365
Accumulated (deficit)	(21,832,732)	(21,220,317)
Total shareholders' equity	1,902,044	2,462,048
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,228,039	$3,810,418

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
NET REVENUE	$2,229,870	$2,292,663	$6,657,875	$7,047,424
COST OF REVENUE	1,165,414	1,118,658	3,394,204	3,519,205
GROSS PROFIT	1,064,456	1,174,005	3,263,671	3,528,219
OPERATING EXPENSES:
Sales and marketing	638,735	626,001	1,882,337	1,952,191
General and administrative	383,106	354,397	1,087,239	1,087,641
Research and development	300,392	339,746	880,760	929,400
Total operating expenses	1,322,233	1,320,144	3,850,336	3,969,232
OPERATING LOSS	(257,777)	(146,139)	(586,665)	(441,013)
Interest expense, net	(15,093)	(10,047)	(44,681)	(27,448)
Other income (expense), net	(1,295)	(43,843)	18,931	(129,075)
Interest expense and other income (expense), net	(16,388)	(53,890)	(25,750)	(156,523)
LOSS BEFORE PROVISION FOR INCOME TAXES	(274,165)	(200,029)	(612,415)	(597,536)
Provision for income taxes	––	––	––	––
NET LOSS	$(274,165)	$(200,029)	$(612,415)	$(597,536)
Net loss per share—basic and diluted	$(0.03)	$(0.02)	$(0.06)	$(0.06)
Weighted average shares—basic and diluted	10,678,344	10,673,225	10,674,548	10,673,225

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	December 31, 2016	December 31, 2015
Operating activities:
Net loss	$(612,415)	$(597,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	168,357	243,867
Share-based compensation expense	52,411	56,396
Provision for (recovery from) doubtful accounts, net	11,000	(4,500)
(Recovery from) provision for inventory obsolescence, net	(240,000)	40,762
Changes in operating assets and liabilities:
Accounts receivable	(249,823)	107,910
Inventories	834,772	295,958
Prepaid expenses and other assets	(45,741)	(16,996)
Accounts payable	152,527	(232,709)
Accrued compensation and other accrued liabilities	(71,081)	(160,351)
Net cash generated by (used in) operating activities	7	(267,199)
Investing activities:
Acquisition of property and equipment	(104,057)	(36,104)
Patent costs	(21,102)	(20,125)
Net cash (used in) investing activities	(125,159)	(56,229)
Financing activities:
Paydown of credit facility, net change	(103,821)	(171,986)
Net cash (used in) financing activities	(103,821)	(171,986)
Net decrease in cash and cash equivalents	(228,973)	(151,442)
Cash and cash equivalents, beginning of period	292,840	258,656
Cash and cash equivalents, end of period	$63,867	$107,214

The accompanying notes to financial statements are an integral part of these condensed statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2016
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

We have an accumulated deficit of $21,832,732 at December 31, 2016. Operating funds have been provided primarily by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital.

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

Use of Estimates in the Preparation of Financial Statements.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expense during the reporting period. Actual results could differ from those estimates. In the quarter ended December 31, 2016, we changed the method of apportioning overhead costs to certain inventory with a higher turnover rate than inventory in general. The effect of this change in estimate was an approximately $127 thousand and $190 thousand decrease in operating and net income for the three and nine month periods ended December 31, 2016, respectively. The effect on both basic earnings per share and diluted earnings per share was a decrease of $0.01 and $0.02 for the three and nine months ended December 31, 2016, respectively.

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

Concentration of Credit Risk.  Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents, accounts receivable and a line of credit. From time to time, the amount of cash on deposit with financial institutions may exceed the $250,000 federally insured limit at December 31, 2016. We believe that cash on deposit that exceeds $250,000 with financial institutions is financially sound and the risk of loss is minimal.

We have no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. We maintain the majority of our cash balances with one financial institution in the form of demand deposits.

Accounts receivable are typically unsecured and are derived from transactions with and from entities in the healthcare industry primarily located in the United States. Accordingly, we may be exposed to credit risk generally associated with the healthcare industry. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The net accounts receivable balance at December 31, 2016 of $1,078,673 and at March 31, 2016 of $839,850 included no more than 5% from any one customer.

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

Inventories. Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At December 31, 2016 and March 31, 2016, inventory consisted of the following:

	December 31, 2016	March 31, 2016
Raw materials	$822,741	$1,469,630
Finished goods	483,234	671,117
Total gross inventories	1,305,975	2,140,747
Less reserve for obsolescence	(170,000)	(410,000)
Total net inventories	$1,135,975	$1,730,747

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

Income Taxes.  We account for income taxes under the provisions of FASB Accounting Standards Codification ("ASC") Topic 740, "Accounting for Income Taxes" ("ASC 740"). ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. ASC 740 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits, which, more likely than not based on current circumstances, are not expected to be realized. As a result, no provision for income tax is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. We are required to make many subjective assumptions and judgments regarding our income tax exposures. At December 31, 2016, we had no unrecognized tax benefits, which would affect the effective tax rate if recognized and had no accrued interest, or penalties related to uncertain tax positions.

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

Stock-based compensation expense recognized under ASC 718 for the three and nine months ended December 31, 2016 was $17,998 and $52,411, respectively, and for the three and nine months ended December 31, 2015 was $18,801 and $56,396, respectively, which consisted of stock-based compensation expense related to grants of employee stock options and restricted stock units ("RSUs").

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Net loss	$(274,165)	$(200,029)	$(612,415)	$(597,536)
Weighted-average shares — basic	10,678,344	10,673,225	10,674,548	10,673,225
Effect of dilutive potential common shares	—	—	—	—
Weighted-average shares — diluted	10,678,344	10,673,225	10,674,548	10,673,225
Net income (loss) per share — basic	$(0.03)	$(0.02)	$(0.06)	$(0.06)
Net income (loss) per share — diluted	$(0.03)	$(0.02)	$(0.06)	$(0.06)
Antidilutive employee stock options and RSUs	954,286	708,924	954,286	708,924

Note 4.  COMMITMENTS AND CONTINGENCIES

Effective December 1, 2013, we extended our noncancelable lease agreement through July 31, 2019 for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease includes $172,176 of leasehold improvements granted by the landlord. The $172,176 was recorded on our condensed balance sheets as leasehold improvements and deferred rent. The leasehold improvements are being amortized over the lesser of the lease term or the assets life and the deferred rent is being amortized against rent expense over the lease term. The minimum future lease payment, by fiscal year, as of December 31, 2016 is as follows:

Fiscal Year	Amount
2017 (three months remaining)	69,183
2018	285,034
2019	293,585
2020	99,800
Total	$747,602

In March 2016, we entered into a loan and security agreement with Crestmark Bank. The loan is due on demand and has no financial covenants. Under the agreement, we were provided with a line of credit that is not to exceed the lesser of $1,000,000 or 85% of eligible accounts receivable. The interest rate is prime rate plus 2%, with a floor of 5.5%, plus a monthly maintenance fee of 0.4%, based on the average monthly loan balance. Interest is charged on a minimum loan balance of $500,000, a loan fee of 1% annually, and an exit fee of 3%, 2% and 1% during years one, two and three, respectively. As of December 31, 2016, we had $283,670 of borrowings from the credit facility and had an additional $406,592 available to borrow.

Aside from the operating lease, we do not have any material contractual commitments requiring settlement in the future.

We are subject to regulation by the United States Food and Drug Administration ("FDA"). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine compliance with these regulations. We believe that we were in substantial compliance with all known regulations at December 31, 2016. FDA inspections are conducted periodically at the discretion of the FDA. Our latest inspection by the FDA occurred in October 2015.

Note 5.  SHARE-BASED COMPENSATION

The provisions of ASC 718-10-55 requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and RSUs, based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options, RSUs and employee stock purchases for the three and nine months ended December 31, 2016 and 2015, which was allocated as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Cost of sales	$819	$573	$2,073	$1,716
Sales and marketing	3,406	2,955	9,484	8,866
General and administrative	12,231	14,226	36,999	42,674
Research and development	1,542	1,047	3,855	3,140
Stock-based compensation expense	$17,998	$18,801	$52,411	$56,396

Share-based compensation cost for stock options is measured at the grant date, based on the fair value as calculated by the Black-Scholes-Merton ("BSM") option-pricing model. The BSM option-pricing model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk-free interest rate and expected dividends. There were 105,000 and 285,000 stock options granted, and 11,000 and 11,000 forfeited during the three and nine months ended December 31, 2016, respectively. Share-based compensation cost for RSUs is measured based on the closing fair market value of the Company's common stock on the date of grant. There were 10,130 RSUs exercised and 10,508 forfeited during the three and nine months ended December 31, 2016.

As of December 31, 2016, $230,000 of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over a period of five years.

Note 6.  RELATED PARTY TRANSACTION

We paid consulting fees of $16,309 and $57,484 to an entity owned by one of our directors during the three and nine months ended December 31, 2016, respectively, and $22,054 and $63,780 during the three and nine months ended December 31, 2015.

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

When a hospital or surgery center changes to AEM technology, we receive recurring revenue from sales of replacement instruments. We believe that there is no directly competing technology to supplant AEM products. The replacement market of reusable and disposable AEM products in hospitals and surgery centers that use our AEM technology represented over 90% of our product revenue during the three months ended December 31, 2016. This revenue stream is expected to grow as the base of accounts using AEM technology expands. In addition, we intend to further develop disposable versions of more of our AEM products in order to meet market demands and expand our sales opportunities.

We have an accumulated deficit of $21,832,732 at December 31, 2016. Operating funds have been provided primarily by issuances of our common stock and warrants, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital.

During the nine months ended December 31, 2016, we generated $7 of cash by our operations and used $104,057 for investments in property and equipment. As of December 31, 2016, we had $63,867 in cash and cash equivalents available to fund future operations, a decrease of $228,973 from March 31, 2016. Our working capital was $1,162,893 at December 31, 2016 compared to $1,702,952 at March 31, 2016.

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

The Patient Protection and Affordable Care Act included a provision that imposes a 2.3% excise tax on the sale of certain medical devices by a manufacturer, producer or importer of such devices in the United States. Effective January 1, 2016, the excise tax was suspended for two years. Most of our product revenue is subject to the tax. We include the medical device tax in other expense.

Possibility of Operating Losses:  We have an accumulated deficit of $21,832,732 at December 31, 2016. A significant portion of our operating funds have been provided by issuances of our common stock and warrants, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital. We have made strides toward improving our operating results but due to the ongoing need to develop, optimize and train our direct sales managers and the independent sales representative network, the need to support the development of refinements to our product line, and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to raise additional capital.

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

Results of Operations

For the quarter ended December 31, 2016 compared to the quarter ended December 31, 2015.

Net Revenue.  Net revenue for the quarter ended December 31, 2016 was $2,229,870 compared to $2,292,663 for the quarter ended December 31, 2015, a decrease of 3%. The decrease of net revenue is attributable to business lost from hospitals that reduced, or stopped, using AEM technology during the quarter.

Gross profit.  Gross profit for the quarter ended December 31, 2016 of $1,064,456 represented a decrease of 9% from gross profit of $1,174,005 for the quarter ended December 31, 2015. Gross profit as a percentage of sales (gross margins) decreased from 51% for the quarter ended December 31, 2015 to 48% for the quarter ended December 31, 2016. Of the total overhead costs, higher overhead costs were applied to faster turnover inventory and lower overhead costs were applied to slower turnover inventory in the quarter ended December 31, 2016. The change in inventory apportionment resulted in a faster recognition of costs and a decreased gross margin of approximately 6%. The decreased difference to gross margin should reach equilibrium by the end of the March 31, 2017 quarter. The counter effect of the change is that inventory balances are decreased by a like amount so that there is no difference to our cash flow with respect to the change.

Sales and marketing expenses.  Sales and marketing expenses of $638,735 for the quarter ended December 31, 2016 represented an increase of 2% from sales and marketing expenses of $626,001 for the quarter ended December 31, 2015. The increase was the result of an increase to compensation for one additional sales representative. The increase in expense was partially offset by a decrease to commissions and advertising.

General and administrative expenses.  General and administrative expenses of $383,106 for the quarter ended December 31, 2016 represented an increase of 8% from general and administrative expenses of $354,397 for the quarter ended December 31, 2015. The increase was principally the result of legal fees as incurred in connection with a lawsuit that we are not a party to. While we are not a party to the lawsuit, we incurred these expenses while responding to subpoenas which were issued by the plaintiff and defendant in this case.

Research and development expenses. Research and development expenses of $300,392 for the quarter ended December 31, 2016 represented a decrease of 12% compared to $339,746 for the quarter ended December 31, 2015. The decrease was the result of decreased compensation and outside services. The decrease in expense was partially offset by an increase in test materials.

Other income and expense, net.  Other income and expense, net includes medical device excise tax of $49,751 for the quarter ended December 31, 2015. Effective January 1, 2016, the excise tax was suspended for two years.

Net loss. Net loss was $274,165 for the quarter ended December 31, 2016 compared to net loss of $200,029 for the quarter ended December 31, 2015. The net loss increase was principally a result of lower revenue and gross profit and was partially offset by suspended medical device tax, as explained above.

For the nine months ended December 31, 2016 compared to the nine months ended December 31, 2015.

Net Revenue.  Net revenue for the nine months ended December 31, 2016 was $6,657,875 compared to $7,047,424 for the nine months ended December 31, 2015, a decrease of 6%. The decrease of net revenue is attributable to business lost from hospitals that reduced, or stopped, using AEM technology during the nine months.

Gross profit.  Gross profit for the nine months ended December 31, 2016 of $3,263,671 represented a decrease of 7% from gross profit of $3,528,219 for the nine months ended December 31, 2015. Gross profit as a percentage of sales (gross margins) was 49% and 50% for the nine months ended December 31, 2016 and 2015, respectively. Of the total overhead costs, higher overhead costs were applied to faster turnover inventory and lower overhead costs were applied to slower turnover inventory in the nine months ended December 31, 2016. The change in inventory apportionment resulted in a faster recognition of costs and a decreased gross margin of approximately 3%. The decreased difference to gross margin should reach equilibrium by the end of the March 31, 2017 quarter. The counter effect of the change is that inventory balances are decreased by a like amount so that there is no difference to our cash flow with respect to the change. Gross margin was benefitted in the nine months ended December 31, 2016 by lower costs for scrap and costs in manufacturing operations.

Sales and marketing expenses.  Sales and marketing expenses of $1,882,337 for the nine months ended December 31, 2016 represented a decrease of 4% from sales and marketing expenses of $1,952,191 for the nine months ended December 31, 2015. The decrease was the result of decreased sales commissions. The decrease in expense was partially offset by an increase to compensation for one additional sales representative.

General and administrative expenses.  General and administrative expenses of $1,087,239 for the nine months ended December 31, 2016 represented a minimal decrease from general and administrative expenses of $1,087,641 for the nine months ended December 31, 2015. The decrease was the result of decreased compensation, investors' relation costs and outside services. The decrease in expense was partially offset by an increase of legal fees as a result of legal fees incurred in connection with a lawsuit that we are not a party to. While we are not a party to the lawsuit, we incurred these expenses while responding to subpoenas which were issued by the plaintiff and defendant in this case.

Research and development expenses. Research and development expenses of $880,760 for the nine months ended December 31, 2016 represented a decrease of 5% compared to $929,400 for the nine months ended December 31, 2015. The decrease was the result of decreased compensation and outside services. The decrease in expense was partially offset by an increase to test materials.

Other income and expense, net.  Other income and expense, net includes medical device excise tax of $154,072 for the nine months ended December 31, 2015. Effective January 1, 2016, the excise tax was suspended for two years.

Net loss.  Net loss was $612,415 for the nine months ended December 31, 2016 compared to net loss of $597,536 for the nine months ended December 31, 2015. The net loss increase was a result of lower revenue and gross profit and was partially offset by reduced total operating expenses and suspended medical device tax, as explained above.

The results of operations for the three and nine months ended December 31, 2016 are not indicative of the results of operations for all or any part of the balance of the fiscal year.

Liquidity and Capital Resources

To date, a significant portion of our operating funds have been provided by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock and, in some years, by operating profits. Common stock and additional paid in capital totaled $23,734,776 from inception through December 31, 2016.

In March 2016, we entered into a loan and security agreement with Crestmark Bank. The loan is due on demand and has no financial covenants. Under the agreement, we were provided with a line of credit that is not to exceed the lesser of $1,000,000 or 85% of eligible accounts receivable. The interest rate is prime rate plus 2%, with a floor of 5.5%, plus a monthly maintenance fee of 0.4%, based on the average monthly loan balance. Interest is charged on a minimum loan balance of $500,000, a loan fee of 1% annually, and an exit fee of 3%, 2% and 1% during years one, two and three, respectively. As of December 31, 2016, we had $283,670 of borrowings from the credit facility and had an additional $406,592 available to borrow.

Our operations generated $7 of cash during the nine months ended December 31, 2016 on net revenue of $6,657,875. Cash was principally generated by decreased inventories and increased accounts payable. Cash generated was principally offset by our net loss. The amounts of cash used by operations for the nine months ended December 31, 2016 are not indicative of the expected amounts of cash to be generated from or used in operations in fiscal year 2017. During the nine months ended December 31, 2016, we invested $104,057 in the acquisition of property and equipment. As of December 31, 2016, we had $63,867 in cash and cash equivalents available to fund future operations. Working capital was $1,162,893 at December 31, 2016 compared to $1,702,952 at March 31, 2016. The decrease of working capital at December 31, 2016 was the result of our net loss and a decrease of inventories. The decrease was partially offset by an increase of accounts receivable. Current liabilities were $1,277,886 at December 31, 2016, compared to $1,277,474 at March 31, 2016.

Effective December 1, 2013, we extended our noncancelable lease agreement through July 31, 2019 for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease includes $172,176 of leasehold improvements granted by the landlord. The $172,176 was recorded on our condensed balance sheets as leasehold improvements and deferred rent. The leasehold improvements are being amortized over the lesser of the lease term or the assets life and the deferred rent is being amortized against rent expense over the lease term. The minimum future lease payment, by fiscal year, as of December 31, 2016 is as follows:

Fiscal Year	Amount
2017 (three months remaining)	69,183
2018	285,034
2019	293,585
2020	99,800
Total	$747,602

Aside from the operating lease and line of credit obligation, we do not have any material contractual commitments requiring settlement in the future.

As of December 31, 2016, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	747,602	282,959	464,643	––	––
Line of credit obligation	283,670	283,670	––	––	––
	1,031,272	566,629	464,643	––	––

Our fiscal year 2017 operating plan is focused on increasing new accounts, retaining existing customers, growing revenue, increasing gross profits and conserving cash. We are investing in research and development efforts to develop next generation versions of the AEM product line. We have invested in manufacturing property and equipment to manufacture disposable scissors inserts internally and to reduce our cost of product revenue. We cannot predict with certainty the expected revenue, gross profit, net income or loss and usage of cash and cash equivalents for fiscal year 2017. In March 2016, we entered into a loan and security agreement with Crestmark Bank. The loan is due on demand and has no financial covenants. Under the agreement, we were provided with a line of credit that is not to exceed the lesser of $1,000,000 or 85% of eligible accounts receivable. The interest rate is prime rate plus 2%, with a floor of 5.5%, plus a monthly maintenance fee of 0.4%, based on the average monthly loan balance. Interest is charged on a minimum loan balance of $500,000, a loan fee of 1% annually, and an exit fee of 3%, 2% and 1% during years one, two and three, respectively. As of December 31, 2016, we had $283,670 of borrowings from the credit facility and had an additional $406,592 available to borrow. If we are unable to manage our business operations in line with budget expectations, it could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

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

ITEM 4 - CONTROLS AND PROCEDURES

(a)  We have carried out an evaluation under the supervision and with the participation of our management, including our President and CEO and Principal Accounting and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the President and CEO and the Principal Accounting and Financial Officer concluded that, as of December 31, 2016, our disclosure controls and procedures were effective.

(b)  During the quarter ended December 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 6.  Exhibits

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

10.1	Employment Agreement, dated November 14, 2016, between Encision and Gregory J. Trudel †.
31.1	Certification of President and CEO under Rule 13a-14(a) of the Exchange Act (filed herewith).
31.2	Certification of Principal Financial and Accounting Officer under Rule 13a-14(a) of the Exchange Act (filed herewith).
32.1	Certifications of President and CEO and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101
The following materials from Encision Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Income, (iii) the unaudited Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged at Level I.

†	Denotes management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Encision Inc.

February 14, 2017	/s/ Mala Ray
Date	Mala Ray Controller Principal Accounting Officer & Principal Financial Officer