Form 10-K
period 2017-03-31
ENCISION INC
filed 2017-06-14
CIK 930775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2017

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______

Commission File No.:  0-28604

ENCISION INC.
 (Exact name of registrant as specified in its charter)

Colorado	84-1162056
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6797 Winchester Circle, Boulder, Colorado	80301
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (303) 444-2600
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting, or a emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of September 30, 2016, the aggregate market value of the shares of common stock held by non-affiliates of the issuer on such date was $2,042,337. This figure is based on the average bid and asked price of $0.35 per share of the issuer's common stock on September 30, 2016 as quoted on the OTC Bulletin Board.

The number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

Common Stock, no par value	10,683,355
(Class)	(Outstanding at May 31, 2017)

Documents Incorporated by Reference: Definitive Proxy Statement for the 2017 Annual Shareholders' Meeting to be filed with the Securities and Exchange Commission and incorporated by reference as described in Part III. The 2017 Proxy Statement will be filed within 120 days after the end of the fiscal year ended March 31, 2017.

Forward-Looking Statements

Statements contained in this Annual Report on Form 10-K include forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward looking statements. All forward looking statements in this Annual Report on Form 10-K, including statements about our strategies, expectations about new and existing products, market demand, acceptance of new and existing products, technologies and opportunities, market size and growth, and return on investments in products and market, are based on information available to us on the date of this document, and we assume no obligation to update such forward looking statements. In some cases, you can identify forward looking statements by terminology such as "may", "will", "should", "could", "expects", "plans", "intends", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of such terms or other comparable terminology. Readers of this Annual Report on Form 10-K are strongly encouraged to review the section entitled "Risk Factors".

PART I
Item 1.  Business

Company Overview

Encision Inc. ("Encision", "we", "us", "our" or the "Company"), a medical device company based in Boulder, Colorado, has developed and markets innovative technology that provides unprecedented outcomes and patient safety in minimally-invasive surgery. We believe that our patented Active Electrode Monitoring (AEM®) Surgical Instruments are changing the marketplace for electrosurgical devices and laparoscopic instruments by providing a solution to a well-documented hazard unique to laparoscopic surgery.

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

Business Highlights

Proprietary, Patented Technology

We have developed and launched patented AEM Surgical Instruments and Monitors that enhance patient safety and patient outcomes in laparoscopic surgical procedures. We have been issued 14 unexpired patents relating to AEM technology from the United States Patent and Trademark Office, each encompassing multiple claims, and which have between six and fourteen years remaining. We also have patents relating to AEM technology issued in Europe, Japan, Canada and Australia.

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

Product Line has been Developed and Launched

Our AEM Surgical Instruments and Monitors have been engineered to provide a seamless transition for surgeons switching from conventional laparoscopic instruments. AEM technology has been integrated into instruments that have the same look, feel and functionality as conventional instruments that surgeons have been using for years. The AEM product line encompasses a full range of instrument sizes, types and styles favored by surgeons. Additionally, we continued to improve quality and added our AEM EndoShield™ Burn Protection System ("EndoShield"), during our fiscal year ended March 31, 2016. In April 2016, we launched our AEM EndoShield® 2 Burn Protection System ("EndoShield 2"). The EndoShield 2 can be used for a number of surgical procedures without reprocessing, reduces the customer's cost per use significantly, and eliminates a significant barrier to adoption. Thus, hospitals can make a complete and smooth conversion to our product line, thereby advancing patient safety in MIS. In March 2017, we began to sell our next-generation AEM® Burn Protection Cable.

Emerging as a Standard of Care

We believe that AEM technology is following a similar path as previous technological developments in surgery. Throughout the history of electrosurgery, companies that have developed significant technological breakthroughs in patient safety have seen their technologies become widely used. As with "Isolated" electrosurgical generators in the 1970s and with "REM" technology in the 1980s, AEM technology is receiving the broad endorsements that drove these previous new technologies to becoming a standard of care. We believe that it is possible to follow a course similar to that of pulse oximetry in becoming a standard of care. Our proprietary AEM technology enhances patient safety in MIS, especially in light of laparoscopic instruments being in closer proximity with single-port and reduced-port approaches. As a result, knowledgeable clinicians are now advocating AEM technology's use.

Developing Distribution Network is Advancing Utilization of AEM Technology

Our AEM technology, in the hands of a sales network with broad access to the surgery marketplace, will help to increase utilization and market share. Historically, our sales and marketing efforts have been hindered by our small size and limited distribution channels. While these limitations continue, we improved our sales network which provided new hospital accounts with AEM technology in our fiscal year ended March 31, 2017. Our supplier agreements with Group Purchasing Organizations ("GPOs") and other key hospitals systems, such as Ascension and HPG, are beginning to expose more hospitals to the benefits of our AEM technology.

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

A component of the endoscopic surgery products market includes laparoscopic hand instruments, including scissors, graspers, dissectors, forceps, suction/irrigation devices, clip appliers and other surgical instruments of various designs, which provide a variety of tissue effects. Among the laparoscopic hand instruments, approximately $500 million in sales annually are derived from instruments designed for "monopolar" electrosurgical utility. This market for laparoscopic monopolar electrosurgical instruments is the market we are targeting with our innovative AEM Surgical Instruments. Our proprietary AEM product line supplants the conventional "non-shielded, non-monitored" electrosurgical instruments commonly used in laparoscopic surgery.

When a hospital decides to use our AEM technology, we make recurring sales to such hospital for replacement instruments. Sales from reusable and disposable AEM products in hospitals represented over 90% of our sales in the fiscal year ended March 31, 2017, and we expect this sales stream to grow as new hospitals increasingly adopt AEM technology and existing hospitals increase usage of AEM instrumentation. We also expect to increase the value per procedure delivered to our customers and, therefore, expect the dollars per procedure to increase. AEM Instruments are competitively priced compared to conventional laparoscopic instruments.

We aim to further develop the market by continuing to educate healthcare professionals about the benefits of AEM technology to advance patient safety. We are developing new devices that integrate AEM technology, which we believe will have high surgeon appeal. We are also working to improve the reach of our sales network to key decision makers who purchase or recommend the purchase of laparoscopic instruments and electrosurgical devices. We are also pursuing relationships with selected GPOs, hospital systems and integrated delivery networks to assist in promoting the benefits of AEM technology. We are seeking increasing international opportunities for AEM technology sales. We estimate sales outside the U.S. to be at least as large as that of the U.S. market. We are growing our presence in Australia and New Zealand and are seeking a new presence in the Middle East, Europe, Canada and Asia. As decisions are made at a system level, our intent is to highlight the clinical, economic and safety benefits of using AEM technology.

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

Stray electrosurgical burn injury can result from two causes – instrument insulation failure and capacitive coupling.  Instrument insulation failure can be a common occurrence with laparoscopic instruments. Conventional active electrodes for laparoscopic surgery are designed with the same basic construction – a single conductive element and an outer insulation coating. Unfortunately, this insulation can fail during the course of normal use during surgery. One university study found insulation defects in new disposable instruments before they were used or after limited surgical use. It is also possible for instrument insulation to become flawed during the handling, cleaning and sterilization process. This common insulation failure can allow electrical currents to "spark" from the instrument to unintended and unseen tissue with potentially serious consequences for the patient, such as bowel perforations. Four different studies indicate that the insulation failure rate in reusable instruments can be as high as one in five. Capacitive coupling is another way stray electrosurgical energy can cause unintended burns during laparoscopy. Capacitive coupling is an electrical phenomenon that occurs when current is induced from the instrument to nearby tissue or another instrument despite intact insulation. This potential for capacitive coupling is present in all laparoscopic surgeries that utilize monopolar electrosurgery devices and are likely to occur outside the surgeon's field of view.

Conventional, "non-shielded, non-monitored" laparoscopic instruments are susceptible to causing unintended, unseen burn injuries to the patient in MIS. Instrument insulation failure and capacitive coupling are the primary causes of stray electrosurgical burns in laparoscopy and are the two events over which the surgical team has traditionally had any control.  Although alternative forms to monopolar electrosurgery energy exist, these alternative energies tend to be less effective, take longer to achieve the desired surgical effect and are more costly.

Encision's AEM Surgical Instruments

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

Whereas conventional instruments are simply a conductive element with a layer of insulation coating, AEM Surgical Instruments have a patented, multi-layered design with a built-in "shield," a concept much like the third-wire ground in standard electrical cords. The shield in these instruments is electrically connected and referenced back to an AEM Monitor at the electrosurgical generator. In the event of a harmful level of stray electrical energy, the monitor shuts down the power at the source, assuring patient safety. If instrument insulation failure should occur, the AEM system, while continually monitoring the instrument, immediately interrupts monopolar output from the electrosurgical generator and alerts the surgical staff.  The AEM system protects against capacitive coupling by providing a neutral return path for "capacitive" electrical energy. Capacitive energy is continually drained away from the instrument and away from the patient through the protective shield built into all AEM instruments and the connected AEM Monitor.

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

Historical Perspective

We were organized as a Colorado corporation in 1991 and spent several years developing the AEM monitoring system and protective sheaths to adapt to conventional electrosurgical instruments. During this period, we conducted product trials and applied for patents with the United States Patent and Trademark Office and with International patent agencies. Our patents relate to the basic shielding and monitoring technologies that we incorporate into our AEM products. As of March 31, 2017, we have 14 unexpired United States patents relating to specific implementations of shielding and monitoring in instruments and continue to add patents as we further develop our proprietary technology and its applications.

As we evolved, it was clear to us that our "active electrode monitoring" technology needed to be integrated into the standard laparoscopic instrument design. As the development program proceeded, it also became apparent that the merging of electrical and mechanical engineering skills in the instrument development process for our patented, integrated electrosurgical instruments was a complex and difficult task. As a result, instruments with integrated AEM technology were not completed for several years. Prior to offering a full range of laparoscopic electrosurgical instrumentation, it was difficult for hospitals to commit to the AEM solution, as we did not have adequate comparable surgical instrument options to match surgeon demand.

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

Products

We produce and market a full line of AEM Instruments, which are "shielded and monitored" to prevent stray electrosurgical burns from insulation failure and capacitive coupling. Our product line includes a broad range of endo-mechanical instruments (scissors, graspers and dissectors), fixed-tip electrodes and suction-irrigation electrodes. These AEM Instruments are available in a wide array of reusable and disposable options. Also, we have a line of handles that are used for advanced laparoscopic procedures that incorporate stiffer shafts and ergonomic features. In addition, we market an AEM monitor product line that is used in conjunction with AEM Instruments. During our fiscal year ended March 31, 2016, we introduced our AEM EndoShield® Burn Protection System. In April 2016, we launched our AEM EndoShield® 2 Burn Protection System ("EndoShield 2"). The EndoShield 2 can be used for a number of surgical procedures without reprocessing, reduces the customer's cost per use significantly, and eliminates a significant barrier to adoption. The EndoShield and EndoShield 2 integrate our patented AEM technology into a disposable smart cord and eliminates the need for a separate AEM monitor. It is changing the marketplace for electrosurgical devices and laparoscopic instruments by providing a solution to a well documented hazard unique to laparascopic surgery.

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

In addition, there is increasing public interest in the reduction of medical errors and the advancement of patient safety. For example, the National Quality Forum and CMS (Centers for Medicare and Medicaid Services) recognize "patient death or serious disability associated with a burn incurred from any source while being cared for in a healthcare facility" as a "never-event". We believe that the credibility and importance of our technology is complemented by this expanding public interest in advancing patient safety in new CMS Hospital Quality Metrics. The Center for Medicare and Medicaid Services published its Hospital-Acquired Condition Reduction Program, effective October 1, 2014. At that time, the program began to levy as much as a 1% penalty on Medicare reimbursements on hospitals in the lower quadrant of performance for selected quality indicators, including accidental puncture and laceration ("APL"). An example of an APL includes the use of a cautery device (electrosurgery) or scissors to dissect a tissue plane that errantly causes an injury to underlying bowels.

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

In addition to the efforts to broaden market acceptance in the United States, we have contracted with independent distributors in Canada, Australia, New Zealand, Great Britain and the Netherlands to market our products internationally. We have achieved Conformité Européene ("CE") marking for our products so that we may sell into the European marketplace. The CE marking indicates that a manufacturer has conformed to all of the obligations imposed by European health, safety and environmental legislation. While CE certification opens up incremental markets in Europe, our distribution options in the European marketplace are developing, and sales in international markets are small.

We believe that the expanding awareness for AEM technology through education and the improved sales network of independent representatives will provide the basis for increased sales and continuing profitable operations. However, these measures, or any others that we may adopt, may not result in increased sales or profitable operations.

Research and Development

We aim to continually expand our AEM Instrument product line to satisfy the evolving needs of surgeons. For AEM technology to fully become a standard of care, we must satisfy surgeons' preferred instrument shapes, sizes, styles and functionality with integrated AEM technology. This commitment includes expanding the styles of electrosurgical instruments available for MIS applications so that the conversion to AEM technology is transparent to surgeons and does not require significant change in their current surgical techniques. We employ full-time engineers and use independent contractors from time to time in our research and product development efforts. This group continuously explores ways to broaden and enhance the product line. Current research and development efforts are focused primarily on line-extension projects to further expand our AEM Instrument product offering to increase surgeons' choices and options in laparoscopic surgery. Our research and development expenses were $1,126,630 in fiscal year 2017 and $1,249,787 in fiscal year 2016. We expense research and development costs for products and processes as incurred. Costs that are included in research and development expenses include direct salaries, contractor fees, materials, facility costs and administrative expenses that relate to research and development.

Manufacturing, Regulatory Affairs and Quality Assurance

We engage in various manufacturing and assembly activities at our leased facility in Boulder, Colorado. These operations include disposable scissor inserts manufacturing and assembly of our AEM Instrument system as well as fabrication, assembly and test operations for instruments, monitors and accessories. We also have relationships with a number of outside suppliers, including New Deantronics, Inc., who accounted for approximately 22% of our purchases in fiscal year 2017, who provide primary sub-assemblies, various electronic and sheet metal components, and molded parts used in our products.

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

As discussed in the section on Government Regulation, we are subject to the rules and regulations of the United States Food and Drug Administration ("FDA"). Our leased facility of 28,696 square feet contains approximately 15,100 square feet of manufacturing, regulatory affairs and quality assurance space. The facility is designed to comply with the Quality System Regulation ("QSR"), as specified in published FDA regulations. Our latest inspection by the FDA occurred in December 2012.

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

Patents, Patent Applications and Intellectual Proprietary Rights

We have invested heavily in an effort to protect our valuable technology, and, as a result of this effort, we have been issued 14 unexpired relevant patents that together form a significant intellectual property position. Our patents relate to the basic shielding and monitoring technologies that we incorporate into our AEM products. As of March 31, 2017, we have 14 unexpired United States patents relating to specific implementations of shielding and monitoring in instruments. As of March 31, 2017, there are between seven and thirteen years remaining on our AEM patents. We have seven patent applications in process and we have four trademarks.

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

We also believe that manufacturers of products based on alternative technology to monopolar electrosurgery are our competitors. These alternative technologies include other "advanced energy" technologies such as bipolar electrosurgery, laser surgery and ultrasonic dissector sealers. Leading manufacturers in these areas include Advanced Surgical Technologies Group, Gyrus/ACMI (a division of Olympus Corporation and a leader in bi-polar electrosurgery), Lumenis (laser surgery) and Ethicon Endo-Surgery (a division of Johnson and Johnson, manufacturers of the harmonic scalpel). We believe that monopolar electrosurgery offers substantial competitive, functional and financial advantages over these alternative energy technologies and will remain the primary tool for the surgeon, as it has been for decades. However, the risk exists that these alternative technologies may gain greater market share and that new competitive techniques may be developed and introduced.

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

Sales of medical devices outside of the United States are subject to United States export requirements and foreign regulatory requirements. Legal restrictions on the sale of imported medical devices vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval and the requirements may differ. Our Certificate of Export from the United States Department of Health and Human Services has expired and we will seek to renew it. However, a specific foreign country in which we wish to sell our products may not accept or continue to accept the Certificate of Export. Entry into the European Economic Area market also requires prior certification of our quality system and product documentation. We achieved CE marking in August 2000, allowing a launch into the European marketplace. Maintenance of the CE marking status requires annual audits of the quality system and technical documentation by our European Notified Body, TUV Rheinland. The most recent audit was completed in October 2016. In addition to licensing, entry into the Canadian market now requires quality system certification to ISO 13485:2003. Our quality system was granted recertification in January 2015, and certification was verified by TUV Rheinland.

During our March 31, 2017 quarter, we received a letter from the FDA. The letter contained a questionnaire regarding Stray Energy and how to prevent patient injuries from Stray Energy during laparoscopic procedures. We provided the FDA with extensive information on burns and our program for eliminating them. The FDA has not yet responded to us.

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

Insurance

We are covered under comprehensive general liability insurance policies, which have per occurrence and aggregate limits of $1 million and $2 million, respectively, and a $10 million umbrella policy. We maintain customary property and casualty, workers' compensation, employer liability and other commercial insurance policies.

Employees

As of March 31, 2017, we employed 31 full-time and 4 part-time individuals, of which 7 full-time and 1 part-time are engaged directly in research, development and regulatory activities, 12 full-time and 2 part-time in manufacturing/operations, 8 full-time in marketing and sales, and 4 full-time and 1 part-time in administrative positions. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

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

Among the factors that could cause future results and financial condition to be materially different from expectations are:

Our products may not be accepted by the market. The success of our products and our financial condition depends on the acceptance of AEM products by the medical community in commercially viable quantities during fiscal year 2018 and beyond. We cannot predict how quickly or how broadly AEM products will be accepted by the medical community. We need to continually educate the marketplace about the potential hazards involved in the use of conventional electrosurgical products during MIS procedures and the expected benefits associated with the use of AEM products. If we are unsuccessful in educating the marketplace about our technology and the hazards of conventional instruments, we will not create sufficient demand by hospitals and surgeons for AEM products and our financial condition, results of operations and cash flows could be adversely affected.

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

We may need additional funding to support our operations. We were formed in 1991 and have incurred losses of approximately $22 million since that date. We have primarily financed research, development and operational activities with issuances of our common stock and warrants, the exercise of stock options to purchase our common stock, stock-based compensation expense related to stock options and, in some years, by operating profits. At March 31, 2017, we had $45,117 in cash available to fund future operations and, in addition, access to a line of credit for $360,149. We may find that investment in sales, marketing, research and development initiatives, merited by market opportunity, may result in our operating at a net loss from quarter to quarter. We may also find ourselves at a competitive disadvantage due to our constrained liquidity. In March 2016, we entered into a loan and security agreement with Crestmark Bank. The loan is due on demand and has no financial covenants. Under the agreement, we were provided with a line of credit that is not to exceed the lesser of $1,000,000 or 85% of eligible accounts receivable. The interest rate is prime rate plus 2%, with a floor of 5.5%, plus a monthly maintenance fee of 0.4%, based on the average monthly loan balance. Interest is charged on a minimum loan balance of $500,000, a loan fee of 1% annually, and an exit fee of 2% and 1% during years two and three, respectively. As of March 31, 2017, we had $275,055 of borrowings from the credit facility and had an additional $360,149 available to borrow. There can be no assurance that we would be successful in obtaining alternative sources of funding to repay this obligation. Should we need additional financing, we may not be able to obtain it on terms acceptable to us or at all.

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

Our current patents, trade secrets and know-how may not provide a competitive advantage, the pending applications may not result in patents being issued, and our competitors may design around any patents issued to us. Our success will continue to depend in part on our ability to maintain patent protection for our products and processes, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. We have 14 issued U.S. patents on several technologies embodied in our AEM Monitoring System, AEM Instruments and related accessories and we have applied for additional U.S. patents. In addition, we have four issued foreign patents. The validity and breadth of claims coverage in medical technology patents involve complex legal and factual questions and may be highly uncertain. Also, patents may not protect our proprietary information and know-how or provide adequate remedies for us in the event of unauthorized use or disclosure of such information, and others may be able to develop competing technology, independent of such information. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation may be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us, to defend us against claimed infringement of the rights of others or to determine the ownership, scope or validity of our proprietary rights or those of others. Any such claims may require us to incur substantial litigation expenses and to divert substantial time and effort of management personnel and could substantially decrease the amount of capital available for our operations. An adverse determination in litigation involving the proprietary rights of others could subject us to significant liabilities to third parties, could require us to seek licenses from third parties, and could prevent us from manufacturing, selling or using our products. The occurrence of any such actual or threatened litigation or the effect on our business of such litigation may materially adversely affect our financial position, results of operations and cash flows. Additionally, our assessment that a patent is no longer of value could result in a significant charge against our earnings.

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

Our common stock is thinly traded, the prices at which it trades are volatile and the buying or selling actions of a few shareholders may adversely affect our stock price. As of May 31, 2016, we had a public float, which is defined as shares outstanding minus shares held by our officers, directors, or beneficial holders of greater than 5% of our outstanding common stock, of 5,202,037 shares, or 49% of our outstanding common stock. The average number of shares traded in any given day over the past year has been relatively small compared to the public float. Thus, the actions of a few shareholders either buying or selling shares of our common stock may adversely affect the price of the shares. Historically, thinly-traded securities such as our common stock have experienced extreme price and volume fluctuations that do not necessarily relate to operating performance.

Product liability claims may exceed our current insurance coverage. We face an inherent business risk of exposure to product liability claims in the event that the use of our products is alleged to have resulted in adverse effects to a patient. We maintain a general liability insurance policy up to the amount of $10,000,000 that includes coverage for product liability claims. Liability claims may be excluded from the policy, may exceed the coverage limits of the policy, or the insurance may not continue to be available on commercially reasonable terms or at all. Consequently, a product liability claim or other claim with respect to uninsured liabilities or in excess of insured liabilities could have a material adverse effect on our financial position, results of operations and cash flows.

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

Item 3.  Legal Proceedings

None at March 31, 2017.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

During our fiscal years 2017 and 2016, our common stock has been quoted on the Pink tier, operated by the OTC Markets Group, Inc. The ticker symbol "ECIA" has been assigned to our common stock for over-the-counter quotations. The following table shows the range of high and low bid quotations for each share of our common stock on the these markets, for the periods indicated. The bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2017		2016
Fiscal	High	Low	High	Low
First quarter	$0.45	$0.31	$0.77	$0.37
Second quarter	$0.40	$0.28	$0.55	$0.36
Third quarter	$0.40	$0.19	$0.50	$0.30
Fourth quarter	$0.45	$0.26	$0.62	$0.32

We have never paid cash dividends on our common stock and have no present plans to do so. We presently intend to retain any cash generated from operations in the future for use in our business. As of March 31, 2017, there were approximately 94 holders of record of our common stock.

Item 6.  Selected Financial Data

Not required for smaller reporting companies.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this section are not historical facts, including statements about our strategies and expectations about new and existing products, market demand, acceptance of new and existing products, technologies and opportunities, market and industry segment growth, and return on investments in products and markets. These statements are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward looking statements. All forward looking statements in this section are based on information available to us on the date of this document, and we assume no obligation to update such forward looking statements. Readers of this Form 10-K are strongly encouraged to review the section entitled "Risk Factors".

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

Possibility of Operating Losses.  We have an accumulated deficit of $21,949,610 at March 31, 2017. We have made significant strides toward improving our operating results. However, due to the ongoing need to develop new products, the need to develop, optimize and train our sales distribution network and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss in future periods.

Sales Growth.  We expect to generate increased sales in the U.S. from sales to new hospital customers and to grow AEM instrumentation sales to existing accounts. In fiscal year 2018, we will focus on growing our AEM franchise through a campaign focused on the clinical, economic and safety benefits of AEM technology, a medico-legal initiative and our new AEM products. In addition, prior years' efforts in vertical integration have given us three core competencies – electrosurgery, instrument design, and manufacturing – which we expect will allow us to increase sales from our strategic partnership initiatives. Our goal is to offer our customers an AEM disposable counterpart for each AEM reusable instrument.

Gross Margin.  We believe that if our fiscal year 2018 revenues increase, then our fiscal year 2018 gross profit and gross margin, as a percentage of revenue, will increase due to a higher gross margin on product revenue as a result of an increase in product produced.

Sales and Marketing Expenses. We continue our efforts to expand domestic and international distribution capability, and we believe that sales and marketing expenses will need to be maintained at a healthy level in order to expand our market visibility and optimize the field sales capability of converting new hospital customers to AEM technology. Sales and marketing expenses are expected to increase as we increase our marketing efforts to support our direct sales representatives. In fiscal year 2018, we expect to have seven direct sales managers. Each direct sales manager also manages a separate territory.

Manufacturing. We believe that we will be able to achieve cost reductions, and provide better control over quality and consistency, by producing products on our own. We manufacture our own disposable scissor inserts and are exploring other products that we may manufacture internally.

Research and Development Expenses. Research and development expenses are expected to increase to support expansion to our AEM product line, which will further expand the instrument options for the surgeon. New refinements to AEM product lines are planned for introduction in fiscal year 2018.

Results of Operations

Net Revenue. Our net revenue for the fiscal year ended March 31, 2017 ("FY 17") was $8,869,599, and for the fiscal year ended March 31, 2016 ("FY 16"), net revenue was $9,336,078. This represents a decrease of $466,479, or 5%, in FY 17 from FY 16. The decrease is attributable to business lost from hospitals that stopped or reduced using AEM technology. This was partially offset by new hospital accounts for AEM technology, which increased the installed base of users of reusable and disposable AEM Surgical Instruments.

Gross profit.  Gross profit in FY 17 was $4,405,465, which represented a decrease of $171,546, or 4%, from gross profit in FY 16 of $4,577,011. Gross profit margin was 50% of net revenue for FY 17 and 49% of net revenue for FY 16. The gross profit margin increase from FY 16 was due to lower scrap costs and lower costs in manufacturing operations. The increase in gross margin was partially reduced by higher unit overhead costs on lower sales volume.

Sales and marketing expenses.  Sales and marketing expenses were $2,511,451 in FY 17, a decrease of $47,334, or 2%, from $2,558,785 in FY 16. The decrease was the result of reduced commissions, advertising and outside services. The net decrease was partially offset by increased compensation.

General and administrative expenses.  General and administrative expenses were $1,455,628 in FY 17, a decrease of $21,175, or 1%, from $1,476,803 in FY 16. The decrease was the result of decreased compensation, board of directors' fees and outside services. The net decrease was partially offset by increased bad debts and legal fees, principally incurred while responding to subpoenas of a lawsuit that we were not a party to.

Research and development expenses.  Research and development expenses were $1,126,630 in FY 17, a decrease of $123,157 or 10%, from $1,249,787 in FY 16. The decrease was the result of decreased compensation and temporary help. The net decrease was partially offset by increased test materials.

Other expense, net.  Other income and expense, net includes medical device excise tax of $154,702 in FY 16. Effective January 1, 2016, the excise tax was suspended for two years.

Net loss.  Net loss in FY 17 of $729,293 represented a loss decrease of $150,907 compared to FY 16 net loss of $880,200. The decreased loss was primarily the result of reduced operating expenses, as discussed above. The net loss decrease was partially offset by reduced net revenue, as discussed above.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock and, in some years, by operating profits. To date, common stock and additional paid in capital totaled $23,752,131 from our inception through March 31, 2017. Our operations provided $22,888 and used $165,838 of cash in FY 17 and FY 16, respectively, on net revenue of $8,869,599 and $9,336,078 in FY 17 and FY 16, respectively. These amounts of cash provided by and used in operations are not indicative of the expected cash to be generated from or used by operations in the fiscal year ending March 31, 2018 ("FY 18"). As of March 31, 2017, we had $45,117 in cash and cash equivalents, and had an additional $360,149 available under our credit facility to fund future operations. Working capital was $1,104,218 at March 31, 2017 compared to $1,702,952 at March 31, 2016. The decrease in working capital was primarily caused by a decrease of inventories and was partially offset by a decrease in our line of credit. Current liabilities were $1,223,882 at March 31, 2017, compared to $1,277,474 at March 31, 2016. The decrease in current liabilities at March 31, 2017 was primarily caused by a decrease in our line of credit. The decrease in current liabilities was partially offset by an increase of accounts payable.

In March 2016, we entered into a loan and security agreement with Crestmark Bank. The loan is due on demand and has no financial covenants. Under the agreement, we were provided with a line of credit that is not to exceed the lesser of $1,000,000 or 85% of eligible accounts receivable. The interest rate is prime rate plus 2%, with a floor of 5.5%, plus a monthly maintenance fee of 0.4%, based on the average monthly loan balance. Interest is charged on a minimum loan balance of $500,000, a loan fee of 1% annually, and an exit fee of 2% and 1% during years two and three, respectively. As of March 31, 2017, we had $275,055 of borrowings from the credit facility and had an additional $360,149 available to borrow.

We believe that the unique performance of AEM technology and our breadth of independent endorsements provide an opportunity for market share growth. We believe that the market awareness of AEM technology and its endorsements is continually improving and that this will benefit revenue efforts in FY 18. We believe that we enter FY 18 having achieved improvements in the clinical credibility of our technology. Our FY 18 operating plan is focused on growing revenue, increasing gross profits, increasing research and development costs while increasing profits and positive cash flows. We cannot predict with certainty the expected revenue, gross profit, net income or loss and usage of cash and cash equivalents for FY 18. We believe that cash resources and borrowing capacity will be sufficient to fund our operations for at least the next twelve months under our current operating plan. If we are unable to manage business operations in line with our budget expectations, it could have a material adverse effect on business viability, financial position, results of operations and cash flows. Further, if we are not successful in sustaining profitability and remaining at least cash flow break-even, additional capital may be required to maintain ongoing operations.

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

Income Taxes

As of March 31, 2017, net operating loss carryforwards totaling approximately $12.1 million were available to reduce taxable income in the future. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in fiscal year 2019. We have not paid income taxes since our inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including changes in our ownership. We have established a valuation allowance for the entire amount of our deferred tax asset since inception due to our history of losses. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed.

Off-Balance Sheet Financing Arrangements

Except as described below, we do not utilize variable interest entities or other off-balance sheet financial arrangements.

We have a commitment for our facility at 6797 Winchester Circle, Boulder, Colorado. Rent expense for our facilities for the fiscal years ended March 31, 2017 and 2016 was $253,482 and $253,345, respectively.

Contractual Obligations

Effective December 1, 2013, we extended our noncancelable lease agreement through July 31, 2019 for 28,696 square feet of space for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease includes $172,176 of leasehold improvements granted by the landlord. The $172,176 was recorded on our balance sheets as leasehold improvements and deferred rent. The leasehold improvements are being amortized over the lesser of the lease term or the assets life and the deferred rent is being amortized against rent expense over the lease term. The minimum future lease payment, by fiscal year, as of March 31, 2017 is as follows:

Fiscal Year	Amount
2018	285,034
2019	293,585
2020	99,800
Total	$678,419

In March 2016, we entered into a loan and security agreement with Crestmark Bank. The loan is due on demand and has no financial covenants. The credit facility is secured by all tangible and intangible assets, whether now owned or hereafter acquired, wherever located.

As of March 31, 2017, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Line of credit obligations	$275,055	$275,055	$––	$––	$––
Lease obligations	678,419	285,034	393,385	––	––
Total	$953,474	$560,089	$393,385	$––	$––

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

Stock-based compensation is presented in accordance with the guidance of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718, Compensation – Stock Compensation ("ASC 718"). Under the provisions of ASC 718, companies are required to estimate the fair value of share-based payment awards made to employees and directors including employee stock options based on estimated fair values on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our statements of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8.  Financial Statements and Supplementary Data

The following financial statements are included in this Report:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Encision Inc.
Boulder, Colorado

We have audited the accompanying balance sheets of Encision Inc. (the "Company") as of March 31, 2017 and 2016 and the related statements of operations, shareholders' equity and cash flows for each of the years in the two year period then ended. The Company's management is responsible for the financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Encision Inc. as of March 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two year period then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/   Eide Bailly LLP

Denver, Colorado
June 14, 2017

Encision Inc.
Balance Sheets

	March 31, 2017	March 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$45,117	$292,840
Restricted cash	50,000	25,000
Accounts receivable, net of allowance for doubtful accounts of $33,000 at March 31, 2017 and $9,000 at March 31, 2016	1,042,281	839,850
Inventories, net of reserve for obsolescence of $50,000 at March 31, 2017 and $410,000 at March 31, 2016	1,128,412	1,730,747
Prepaid expenses	62,290	91,989
Total current assets	2,328,100	2,980,426
Equipment:
Furniture, fixtures and equipment, at cost	3,161,687	3,950,710
Accumulated depreciation	(2,693,302)	(3,389,533)
Equipment, net	468,385	561,177
Patents, net of accumulated amortization of $212,345 at March 31, 2017 and $179,317 at March 31, 2016	253,980	252,889
Other assets	16,450	15,926
TOTAL ASSETS	$3,066,915	$3,810,418
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$402,914	$355,890
Accrued compensation	267,399	246,203
Other accrued liabilities	248,130	257,506
Line of credit	275,055	387,491
Deferred rent	30,384	30,384
Total current liabilities	1,223,882	1,277,474
Long-term liability:
Deferred rent	40,512	70,896
Total liabilities	1,264,394	1,348,370
Commitments and contingencies (Note 4)
Shareholders' equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	––	––
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 10,683,355 and 10,673,225 issued and outstanding at March 31, 2017 and 2016, respectively	23,752,131	23,682,365
Accumulated (deficit)	(21,949,610)	(21,220,317)
Total shareholders' equity	1,802,521	2,462,048
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,066,915	$3,810,418

The accompanying notes to financial statements are an integral part of these statements.

Encision Inc.
Statements of Operations

Years Ended	March 31, 2017	March 31, 2016
NET REVENUE	$8,869,599	$9,336,078
COST OF REVENUE	4,464,134	4,759,067
GROSS PROFIT	4,405,465	4,577,011
OPERATING EXPENSES:
Sales and marketing	2,511,451	2,558,785
General and administrative	1,455,628	1,476,803
Research and development	1,126,630	1,249,787
Total operating expenses	5,093,709	5,285,375
OPERATING LOSS	(688,244)	(708,364)
Interest expense, net	(59,721)	(46,903)
Other income (expense), net	18,672	(124,933)
Interest and other income (expense), net	(41,049)	(171,836)
LOSS BEFORE PROVISION FOR INCOME TAXES	(729,293)	(880,200)
Provision for income taxes	––	––
NET LOSS	$(729,293)	$(880,200)
Net loss per share—basic and diluted	$(0.07)	$(0.08)
Weighted average shares—basic and diluted	10,677,080	10,673,225

The accompanying notes to financial statements are an integral part of these statements.

Encision Inc.
Statements of Shareholders' Equity

	Shares of Common Stock	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
BALANCES AT MARCH 31, 2015	10,673,225	$23,607,688	$(20,340,117)	$3,267,571
Net loss	––	––	(880,200)	(880,200)
Compensation expense related to equities	––	74,677	––	74,677
BALANCES AT MARCH 31, 2016	10,673,225	$23,682,365	$(21,220,317)	$2,462,048
Net loss	––	––	(729,293)	(729,293)
Compensation expense related to equities	––	69,766	––	69,766
Common stock issued	10,130	––	––	––
BALANCES AT MARCH 31, 2017	10,683,355	$23,752,131	$(21,949,610)	$1,802,521

The accompanying notes to financial statements are an integral part of these statements.

Encision Inc.
Statements of Cash Flows

Years Ended	March 31, 2017	March 31, 2016
Cash flows from operating activities:
Net loss	$(729,293)	$(880,200)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	224,877	318,692
Stock-based compensation expense related to stock options	69,766	74,677
Provision for doubtful accounts, net change	24,000	(2,500)
Provision for inventory obsolescence, net change	(360,000)	170,000
Change in operating assets and liabilities:
Accounts receivable	(226,431)	128,005
Inventories	962,335	436,907
Prepaid expenses and other assets	29,175	21,898
Accounts payable	47,024	(319,521)
Accrued compensation and other accrued liabilities	(18,565)	(113,796)
Net cash provided by (used in) operating activities	22,888	(165,838)
Cash flows from investing activities:
Acquisition of property and equipment	(105,357)	(77,113)
Patent costs	(27,818)	(21,356)
Net cash used in investing activities	(133,175)	(98,469)
Cash flows from financing activities:
Borrowings from (paydowns to) credit facility, net change	(112,436)	323,491
Change in restricted cash	(25,000)	(25,000)
Net cash provided by (used in) financing activities	(137,436)	298,491
Net increase (decrease) in cash and cash equivalents	(247,723)	34,184
Cash and cash equivalents, beginning of fiscal year	292,840	258,656
Cash and cash equivalents, end of fiscal year	$45,117	$292,840

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$49,980	$14,835

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

We have an accumulated deficit of $21,949,610 at March 31, 2017. Operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock, and by operating profits. Our liquidity has diminished because of prior years' operating losses, and we may be required to seek additional capital in the future.

Our strategic marketing and sales plan is designed to expand the use of our products in surgically active hospitals in the United States.

2. Summary of Significant Accounting Policies

Use of Estimates in the Preparation of Financial Statements.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expense during the reporting period. Actual results could differ from those estimates.

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

Concentration of Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents, accounts receivable and accounts payable. The carrying value of all financial instruments approximates fair value. The amount of cash on deposit with financial institutions occasionally exceeds the $250,000 federally insured limit at March 31, 2017. However, we believe that cash on deposit that exceeds $250,000 in the financial institutions is financially sound and the risk of loss is minimal.

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

A summary of the activity in our allowance for doubtful accounts is as follows:

Years Ended	March 31, 2017	March 31, 2016
Balance, beginning of year	$9,000	$11,500
Provision for estimated (recoveries) losses	24,352	(1,338)
Write-off of uncollectible accounts	(352)	(1,162)
Balance, end of year	$33,000	$9,000

The net accounts receivable balance at March 31, 2017 of $1,042,281 included no more than 5% from any one customer. The net accounts receivable balance at March 31, 2016 of $839,850 included no more than 5% from any one customer.

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

Years Ended	March 31, 2017	March 31, 2016
Balance, beginning of year	$20,000	$20,000
Provision for estimated warranty claims	2,482	1,194
Claims made	(2,482)	(1,194)
Balance, end of year	$20,000	$20,000

Inventories.  Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At March 31, 2017 and 2016, inventory consisted of the following:

	March 31, 2017	March 31, 2016
Raw materials	$857,345	$1,469,630
Finished goods	321,067	671,117
Total gross inventories	1,178,412	2,140,747
Less reserve for obsolescence	(50,000)	(410,000)
Total net inventories	$1,128,412	$1,730,747

A summary of the activity in our inventory reserve for obsolescence is as follows:

Years Ended	March 31, 2017	March 31, 2016
Balance, beginning of year	$410,000	$240,000
Provision for estimated obsolescence	104,700	221,427
Write-off of obsolete inventory	(464,700)	(51,427)
Balance, end of year	$50,000	$410,000

Property and Equipment.  Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally three to seven years. We use the straight-line method of depreciation for property and equipment. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized. Depreciation expense for the years ended March 31, 2017 and 2016 was $198,149 and $292,869, respectively.

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

Patents.  The costs of applying for patents are capitalized and amortized on a straight-line basis over the lesser of the patent's economic or legal life (20 years from the date of application in the United States). Capitalized costs are expensed if patents are not issued. We review the carrying value of our patents periodically to determine whether the patents have continuing value and such reviews could result in the conclusion that the recorded amounts have been impaired. A summary of our patents at March 31, 2017 and 2016 is as follows:

	March 31, 2017	March 31, 2016
Patents issued	$424,080	$280,669
Accumulated amortization	(208,479)	(165,167)
Patents issued, net of accumulated amortization	215,601	115,502
Patent applications	42,245	151,537
Accumulated amortization	(3,866)	(14,150)
Patent applications, net of accumulated amortization	38,379	137,387
Total net patents and patent applications	$253,980	$252,889

The expected annual amortization expense related to patents and patent applications as of March 31, 2017, for the next five fiscal years, is as follows:

Fiscal Year	Amount
2018	$26,728
2019	26,728
2020	26,728
2021	26,728
2022 and following	147,068
Total	$253,980

Other Accrued Liabilities.  At March 31, 2017 and 2016, other accrued liabilities consisted of the following:

	March 31, 2017	March 31, 2016
Warranty	$20,000	$20,000
Sales commissions	88,715	83,445
Lease normalization	31,828	31,365
Sales and use tax	16,505	17,453
Marketing fees	8,466	10,363
Professional fees	47,596	40,454
Payroll taxes	24,577	21,823
Miscellaneous	10,443	32,603
Total other accrued liabilities	$248,130	$257,506

Income Taxes.  We account for income taxes under the provisions of ASC Topic 740, "Accounting for Income Taxes" ("ASC 740"). ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. ASC 740 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed (Note 5).

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

The cumulative effect of adopting ASC 740 on April 1, 2007 has been recorded net in deferred tax assets, which resulted in no ASC 740 liability on the balance sheet. The total amount of unrecognized tax benefits as of the date of adoption was zero. There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit the Company's tax returns from fiscal year ended March 31, 1999 through the current period. Our policy is to account for income tax related interest and penalties in income tax expense in the statements of operations. There have been no income tax related interest or penalties assessed or recorded. Because the Company has provided a full valuation allowance on all of its deferred tax assets, the adoption of ASC 740 had no impact on our effective tax rate.

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

Advertising Costs.  We expense advertising costs as incurred. Advertising expense for the years ended March 31, 2017 and 2016 was minimal.

Medical Device Tax.  The Patient Protection and Affordable Care Act imposed a 2.3% excise tax on the sale of certain medical devices by a manufacturer, producer or importer of such devices in the United States starting after December 31, 2012. We expensed the medical device tax in Other Expense. Effective January 1, 2016, the excise tax was suspended for two years.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our statements of operations for fiscal years 2017 and 2016 included compensation expense for share-based payment awards granted prior to, but not yet vested as of March 31, 2017, based on the grant date fair value. Compensation expense for all share-based payment is recognized using the straight-line, single-option method. As stock-based compensation expense recognized in the accompanying statements of operations for fiscal years 2017 and 2016 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We used the Black-Scholes option-pricing model ("Black-Scholes model") to determine fair value. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Although the fair value of employee stock options is determined in accordance with ASC 718 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Stock-based compensation expense recognized under ASC 718 for fiscal years 2017 and 2016 was $69,766 and $74,677, respectively, which consisted of stock-based compensation expense related to director and employee stock options.

Stock-based compensation expense related to director and employee stock options under ASC 718 for fiscal years 2017 and 2016 was allocated as follows:

Years Ended	March 31, 2017	March 31, 2016
Cost of sales	$2,648	$2,287
Sales and marketing	12,645	11,822
General and administrative	49,333	56,381
Research and development	5,140	4,187
Stock-based compensation expense	$69,766	$74,677

Segment Reporting.  We have concluded that we have one operating segment.

Basic and Diluted Income per Common Share.  Net income per share is calculated in accordance with ASC Topic 260, "Earnings Per Share" ("ASC 260"). Under the provisions of ASC 260, basic net income per common share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing the net income for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. Because we had a loss in fiscal years 2017 and 2016, the shares used in the calculation of dilutive potential common shares exclude options to purchase shares and RSUs. Therefore, basic net loss per common share equals dilutive net loss per common share:

The following table presents the calculation of basic and diluted net income (loss) per share:

Years Ended	March 31, 2017	March 31, 2016
Net loss	$(729,293)	$(880,200)
Weighted-average shares — basic	10,677,080	10,673,225
Effect of dilutive potential common shares	—	—
Weighted-average shares — diluted	10,677,080	10,673,225
Net loss per share — basic and diluted	$(0.07)	$(0.08)
Antidilutive equity units	954,286	700,924

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

The Financial Accounting Standards Board has also issued Accounting Standards Update 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern (the ASU), which provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The ASU requires management to perform an assessment every reporting period (including interim periods) to determine whether there is substantial doubt about a company's ability to continue as a going concern and to provide related footnote disclosures. The ASU also defines that substantial doubt exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued (or available to be issued). The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We have evaluated this new guidance, and the related impact on the financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for the Company beginning in its third quarter of 2020 and early adoption is permitted. The Company is currently evaluating the timing of its adoption and the impact of adopting the new lease standard on its consolidated financial statements. However, the ultimate impact of adopting ASU 2016-02 will depend on the Company's lease portfolio as of the adoption date.

3.  Shareholders' Equity

Stock Option Plans.  We have a stock option plan, the 2007 Stock Option Plan, and we adopted our 2014 Equity Incentive Plan (the "Plan," as summarized below) to promote our and our shareholders' interests by helping us to attract, retain and motivate our key employees and associates. Under the terms of the Plan, the Board of Directors may grant incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, and other stock-based awards. The purchase price of the shares subject to a stock option will be the fair market value of our common stock on the date the stock option is granted. Generally, vesting of stock options occurs such that 20% becomes exercisable on each anniversary of the date of grant for each of the five years following the grant date of such option. Generally, all stock options must be exercised within five years from the date granted. The number of common shares reserved for issuance under the Plan is 700,000 shares of common stock, subject to adjustment for dividend, stock split or other relevant changes in our capitalization.

Under ASC 718, the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of financial information in accordance with ASC 718. The use of a Black-Scholes model requires the use of actual employee exercise behavior data and the use of a number of assumptions including expected volatility, risk-free interest rate and expected dividends. Employee stock options for 285,000 and 139,000 shares of stock were granted during fiscal years 2017 and 2016, respectively. RSUs for none and 20,000 shares of stock were granted during fiscal years 2017 and 2016, respectively.

As of March 31, 2017, $183,000 of total unrecognized compensation costs related to nonvested stock is expected to be recognized over a period of five years. The assumptions for employee stock options are summarized as follows:

Years Ended	March 31, 2017	March 31, 2016
Risk-free interest rate	1.1% to 1.7%	1.6%
Expected life (in years)	5.0	5.0
Expected volatility	81% to 87%	72% to 75%
Expected dividend	0%	0%

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

The total fair value of options granted was computed to be approximately $474,000 and $58,000, for the fiscal years ended March 31, 2017 and 2016, respectively. For disclosure purposes, these amounts are amortized ratably over the vesting periods of the options. Effects of stock-based compensation, net of the effect of forfeitures, totaled $69,766 and $74,677 for fiscal years 2017 and 2016, respectively.

The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the use of assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options. A summary of our stock option activity and related information for equity compensation plans approved by security holders for each of the fiscal years ended March 31, 2017 and 2016 is as follows:

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT MARCH 31, 2015	330,000	$0.96
Granted	139,000	0.57
Forfeited/expired	(58,000)	0.83
BALANCE AT MARCH 31, 2016	411,000	$0.85
Granted	285,000	0.31
Forfeited/expired	(11,000)	0.86
BALANCE AT MARCH 31, 2017	685,000	$0.63

A summary of our stock option activity and related information for equity compensation plans not approved by security holders for the fiscal year ended March 31, 2017 is as follows:

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT MARCH 31, 2015	245,000	$0.96
Granted	—	—
Forfeited/expired	—	—
BALANCE AT MARCH 31, 2016	245,000	$0.96
Granted	—	—
Forfeited/expired	—	—
BALANCE AT MARCH 31, 2017	245,000	$0.96

The following table summarizes information about employee stock options outstanding and exercisable at March 31, 2017:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$0.30 - $0.74	440,000	4.0	$0.41	68,201	$0.60
$0.82 - $1.09	370,000	1.7	$0.89	250,718	$0.90
$1.15 - $1.50	120,000	1.1	$1.26	102,426	$1.27
	930,000	2.7	$0.71	421,345	$0.94

A summary of our RSU activity and related information for equity compensation plans approved by security holders for the fiscal year ended March 31, 2017 is as follows:

	RSUs OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT MARCH 31, 2016	44,924	$0.67
Granted	—	—
Exercised	(10,130)	0.80
Forfeited/expired	(10,508)	0.66
BALANCE AT MARCH 31, 2017	24,286	$0.62

The 930,000 options outstanding as of March 31, 2017 are nonqualified stock options. The exercise price of all options granted through March 31, 2017 has been equal to or greater than the fair market value, as determined by our Board of Directors or based upon publicly quoted market values of our common stock on the date of the grant. As of March 31, 2017, 190,714 equity units for our common stock remain available for grant under the Plan.

4.   Commitments and Contingencies

Our noncancelable lease agreement extends through July 31, 2019 for 28,696 square feet of space for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease includes $172,176 of leasehold improvements granted by the landlord. The $172,176 was recorded on our balance sheets as leasehold improvements and deferred rent. The leasehold improvements are being amortized over the lesser of the lease term or the assets life and the deferred rent is being amortized against rent expense over the lease term. The minimum future lease payment, by fiscal year, as of March 31, 2017 is as follows:

Fiscal Year	Amount
2018	285,034
2019	293,585
2020	99,800
Total	$678,419

In March 2016, we entered into a loan and security agreement with Crestmark Bank. The loan is due on demand and has no financial covenants. Under the agreement, we were provided with a line of credit that is not to exceed the lesser of $1,000,000 or 85% of eligible accounts receivable. The interest rate is prime rate plus 2%, with a floor of 5.5%, plus a monthly maintenance fee of 0.4%, based on the average monthly loan balance. Interest is charged on a minimum loan balance of $500,000, a loan fee of 1% annually, and an exit fee of 2% and 1% during years two and three, respectively. As of March 31, 2017, we had $275,055 of borrowings from the credit facility and had an additional $360,149 available to borrow.

We are subject to regulation by the United States Food and Drug Administration ("FDA"). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine our and their compliance with these regulations. As of March 31, 2017, we believe we were in substantial compliance with all known regulations. FDA inspections are conducted periodically at the discretion of the FDA. We were last inspected in December 2012 and were notified of five observations from that inspection, none of which we believe to be material.

Our obligation with respect to employee severance benefits is minimized by the "at will" nature of the employee relationships. Our total obligation with respect to contingent severance benefit obligations was none as of March 31, 2017 and 2016.

5.  Income Taxes

We account for income taxes under ASC 740, which requires the use of the liability method. ASC 740 provides that deferred income tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred income tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred income tax assets and liabilities are expected to be settled or realized.

Income tax provision (benefit) for income taxes is summarized below:

Years Ended	March 31, 2017	March 31, 2016
Current:
Federal	$––	$––
State	––	––
Total current	––	––
Deferred:
Federal	––	(291,000)
State	––	(30,000)
Total deferred	––	(321,000)
Valuation allowance	––	321,000
Total	$––	$––

The following is a reconciliation between the effective rate and the federal statutory rate used in determining deferred tax assets:

Years Ended	March 31, 2017	March 31, 2016
Expected income tax rate	$(248,000)	$(299,000)
State income taxes, net of federal tax benefit	(26,000)	(31,000)
Change in valuation allowance	248,000	315,000
Other permanent differences	26,000	15,000
Income tax expense	$––	$––

The components of the net accumulated deferred income tax asset (liability) are as follows:

Years Ended	March 31, 2017	March 31, 2016
Other deferred assets	$99,000	$225,000
Valuation allowance	(99,000)	(225,000)
Current deferred tax assets	––	––

Credits and net operating loss carryforwards	4,775,000	4,190,000
Valuation allowance	(4,775,000)	(4,190,000)
Long-term deferred tax assets	––	––

Total deferred tax assets	––	––
Valuation allowance	––	––
Long-term deferred tax liabilities	––	––

Total deferred tax liabilities	––	––

Net deferred tax assets (liabilities)	$––	$––

The primary components of our deferred tax assets are describe below:

Years Ended	March 31, 2017	March 31, 2016
Differences in reporting long-term assets	$99,000	$225,000
Credits and net operating loss carryforwards	4,775,000	4,190,000
Less valuation allowance	(4,874,000)	(4,415,000)
Total deferred tax assets	$––	$––

We believe that based on all available evidence, it is more likely than not that the deferred tax assets will not be fully realized. Accordingly, a valuation allowance has been recorded against the deferred tax asset.

As of March 31, 2017, we had approximately $12.1 million of net operating loss carryovers for tax purposes. Additionally, we have approximately $239,000 of research and development tax credits available to offset future federal income taxes. The net operating loss and credit carryovers begin to expire in the fiscal year ended March 31, 2019. In fiscal years ended after March 31, 2019, net operating losses expire at various dates through March 31, 2037. Our net operating loss carryovers at March 31, 2017 include $455,000 in income tax deductions related to stock options which will be tax effected and the benefit will be reflected as a credit to additional paid-in capital when realized. As such, these deductions are not reflected in our deferred tax assets. The Internal Revenue Code contains provisions, which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests.

6.   Major Customers/Suppliers

We depend on sales that are generated from hospitals' ongoing usage of AEM surgical instruments. In fiscal year 2017, we generated sales from over 300 hospitals that have changed to AEM products, but no hospital customer contributed more than 4% to the total sales. We have a relationship with New Deantronics, Inc., who accounted for approximately 22% of our purchases in fiscal year 2017.

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

8.  Related Party Transaction

We paid consulting fees of $79,167 and $85,504 to an entity owned by one of our directors in fiscal years 2017 and 2016, respectively.

9. Subsequent Events

Management evaluated all activity of us and concluded that, as of the date the financial statements were issued, no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Item 9   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9 A (T).  Controls and Procedures.

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Management's Annual Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2017. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.

Based on its assessment of internal control over financial reporting, management has concluded that, as of March 31, 2017, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

Changes In Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9 B.  Other Information

 None

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.
  Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2017 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2017.

Item 11.  Executive Compensation.
  Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2017 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2017.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
  Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2017 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2017.
  The following table summarizes certain information regarding our equity compensation plan as of March 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding equity units	Weighted-average exercise price of equity units	Number of securities remaining available for future issuance under equity units plan
Equity compensation plans approved by security holders	709,286	$0.63	190,714
Equity compensation plans not approved by security holders	245,000	$0.96	––
Total	954,286	$0.71	190,714

Item 13.  Certain Relationships and Related Transactions, and Director Independence.
Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2017 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2017.

Item 14.  Principal Accounting Fees and Services.

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2017 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2017.

PART IV
Item 15.  Exhibits, Financial Statement Schedules.
(b)  Exhibits - The following exhibits are attached to this report on Form 10-K or are incorporated herein by reference:

3.1	Articles of Incorporation of the Company, as amended. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).
3.2	Bylaws of the Company. (Incorporated by reference from Current Report on Form 8-K filed on October 30, 2007).
3.3	First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 31, 2017).
4.1	Form of certificate for shares of Common Stock. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).
10.1	Lease Agreement dated June 3, 2004 between Encision Inc. and DaPuzzo Investment Group, LLC (Incorporated by reference from Quarterly Report on Form 10-QSB filed on August 12, 2004).
10.2	Encision Inc. 2007 Stock Option Plan (Incorporated by reference from Proxy Statement dated June 30, 2007). †
10.3	Encision Inc. 2014 Stock Option Plan (Incorporated by reference from Proxy Statement dated July 11, 2014). †
10.4	Loan and Security Agreement between Encision Inc. and Silicon Valley Bank (Incorporated by reference from Current Report on Form 8-K filed on November 10, 2006).
10.5*	Manufacturing, Supply and License Agreement dated April 3, 2009 between Encision Inc. and Intuitive Surgical Inc. (Incorporated by reference from Annual Report on Form 10-K filed on June 29, 2009).
10.6*
Development, License, and Non-Commercial Supply Agreement dated January 19, 2011 between Encision Inc and Boston Scientific Corporation(Incorporated by reference from Annual Report on Form 10-K filed on June 15,2011).

10.7	Employment Agreement, dated December 17, 2013, between Encision Inc. and Gregory J. Trudel (Incorporated by reference from Current Report on Form 8-K filed on December 23, 2013). †
10.8	Employment Agreement, dated November 14, 2016, between Encision Inc. and Gregory J. Trudel (Incorporated by reference to Exhibit 10-1 to our Current Report on Form 8-K filed on November 18, 2016). †
10.9	Amended and Restated Loan and Security Agreement between Encision Inc. and Silicon Valley Bank dated May 10, 2012 (Incorporated by reference from Annual Report on Form 10-K filed on June 28, 2013).
10.10
First Amendment to Amended and Restated Loan and Security Agreement, dated May 19, 2014, by and between Encision Inc. and Silicon Valley Bank (Incorporated by reference to Current Report on Form 8-K filed on May 23, 2014).

10.11
Second Amendment to Amended and Restated Loan and Security Agreement, dated May 31, 2015, by and between Encision Inc. and Silicon Valley Bank (Incorporated by reference to Current Report on Form 8-K filed on June 3, 2015).

10.12	Loan and Security Agreement between Encision Inc. and Crestmark Bank dated March 15, 2016 (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K filed on June 14, 2016).
31.1	Section 302 Certification of Principal Executive Officer **
31.2	Section 302 Certification of Principal Financial and Accounting Officer **
32.1	Section 906 Certifications **

*	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.
†	Denotes management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary.

 None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCISION INC.

Dated: June 14, 2017	By:	/s/ Mala Ray
Mala Ray Controller Principal Accounting Officer & Principal Financial Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mala Ray	June 14, 2017
Mala Ray Controller Principal Accounting Officer & Principal Financial Officer

/s/ Patrick W. Pace	June 14, 2017
Patrick W. Pace Director

/s/ Robert H. Fries	June 14, 2017
Robert H. Fries Director

/s/ Vern D. Kornelsen	June 14, 2017
Vern D. Kornelsen Director

/s/ Gregory J. Trudel	June 14, 2017
Gregory J. Trudel President and CEO Principal Executive Officer Director

/s/ David W. Newton	June 14, 2017
David W. Newton Vice President - Technology Director