Form 10-Q
period 2017-06-30
ENCISION INC
filed 2017-08-08
CIK 930775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
OR
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
Yes [X]       No   [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]       No   [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]
(Do not check if a smaller reporting company)	Emerging growth company [_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    [_]       No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	10,683,355 Shares
(Class)	(outstanding at July 31, 2017)

ENCISION INC.

FORM 10-Q

For the Three Months Ended June 30, 2017

INDEX

			Page Number
PART I.	FINANCIAL INFORMATION
ITEM 1	–	Condensed Interim Financial Statements:
	–	Condensed Balance Sheets as of June 30, 2017 and March 31, 2017	3
	–	Condensed Statements of Operations for the Three Months Ended June 30, 2017 and 2016	4
	–	Condensed Statements of Cash Flows for the Three Months Ended June 30, 2017 and 2016	5
	–	Notes to Condensed Interim Financial Statements	6

ITEM 2	–	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 4	–	Controls and Procedures	16
	–
PART II.	OTHER INFORMATION

ITEM 6	–	Exhibits	17

SIGNATURE			18

PART I  FINANCIAL INFORMATION

ITEM 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

Encision Inc.
Condensed Balance Sheets
(unaudited)

	June 30, 2017	March 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$79,225	$45,117
Restricted cash	25,000	50,000
Accounts receivable, net of allowance for doubtful accounts of $18,500 at June 30, 2017 at $33,000 at March 31, 2017	983,646	1,042,281
Inventories, net of reserve for obsolescence of $60,000 at June 30, 2017 and $50,000 at March 31, 2017	1,200,598	1,128,412
Prepaid expenses	121,677	62,290
Total current assets	2,410,146	2,328,100
Equipment, at cost:
Furniture, fixtures and equipment	3,176,997	3,161,687
Accumulated depreciation	(2,738,407)	(2,693,302)
Equipment, net	438,590	468,385
Patents, net of accumulated amortization of $218,765 at June 30, 2017 and $212,345 at March 31, 2017	262,678	253,980
Other assets	17,407	16,450
TOTAL ASSETS	$3,128,821	$3,066,915
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$394,123	$402,914
Accrued compensation	211,847	267,399
Other accrued liabilities	253,516	248,130
Line of credit	207,072	275,055
Deferred rent	30,384	30,384
Total current liabilities	1,096,942	1,223,882
Long-term liability:
Deferred rent	32,916	40,512
Total liabilities	1,129,858	1,264,394
Commitments and contingencies (Note 4)
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	––	––
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 10,683,355 shares issued and outstanding at June 30, 2017 and March 31, 2017	23,767,190	23,752,131
Accumulated (deficit)	(21,768,227)	(21,949,610)
Total shareholders’ equity	1,998,963	1,802,521
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,128,821	$3,066,915

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended
	June 30, 2017	June 30, 2016
NET REVENUE	$2,363,596	$2,277,349
COST OF REVENUE	1,019,495	1,087,017
GROSS PROFIT	1,344,101	1,190,332
OPERATING EXPENSES:
Sales and marketing	601,128	629,439
General and administrative	324,001	344,411
Research and development	221,334	301,652
Total operating expenses	1,146,463	1,275,502
OPERATING INCOME (LOSS)	197,638	(85,170)
Interest (expense), net	(15,126)	(13,489)
Other income (expense), net	(1,129)	––
Interest expense and other income (expense), net	(16,255)	(13,489)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	181,383	(98,659)
Provision for income taxes	––	––
NET INCOME (LOSS)	$181,383	$(98,659)
Net income (loss) per share—basic and diluted	$0.02	$(0.01)
Weighted average shares—basic and diluted	10,683,355	10,673,225

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	June 30, 2017	June 30, 2016
Operating activities:
Net income (loss)	$181,383	$(98,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51,524	60,084
Share-based compensation expense	15,059	17,035
(Recovery from) doubtful accounts, net	(14,500)	(500)
Provision for (recovery from) inventory obsolescence, net	10,000	(8,000)
Changes in operating assets and liabilities:
Accounts receivable	73,135	(104,977)
Inventories	(82,186)	28,514
Prepaid expenses and other assets	(60,344)	(77,082)
Accounts payable	(8,791)	88,397
Accrued compensation and other accrued liabilities	(57,761)	(32,737)
Net cash generated by (used in) operating activities	107,519	(127,925)
Investing activities:
Acquisition of property and equipment	(15,310)	(24,965)
Patent costs	(15,118)	(13,703)
Net cash (used in) investing activities	(30,428)	(38,668)
Financing activities:
Paydown of credit facility, net change	(67,983)	(78,878)
Change in restricted cash	25,000	––
Net cash (used in) financing activities	(42,983)	(78,878)
Net increase (decrease) in cash and cash equivalents	34,108	(245,471)
Cash and cash equivalents, beginning of period	45,117	292,840
Cash and cash equivalents, end of period	$79,225	$47,369

The accompanying notes to financial statements are an integral part of these condensed statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2017
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

We have an accumulated deficit of $21,768,227 at June 30, 2017. A significant portion of our operating funds have been provided by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital.

Our strategic marketing and sales plan is designed to expand the use of our products in surgically active hospitals and surgery centers in the United States.

Note 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  The condensed interim financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed on June 14, 2017.

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

Concentration of Credit Risk.  Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents, accounts receivable and a line of credit. From time to time, the amount of cash on deposit with financial institutions may exceed the $250,000 federally insured limit at June 30, 2017. We believe that cash on deposit that exceeds $250,000 with financial institutions is financially sound and the risk of loss is minimal.

We have no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. We maintain the majority of our cash balances with one financial institution in the form of demand deposits.

Accounts receivable are typically unsecured and are derived from transactions with and from entities in the healthcare industry primarily located in the United States. Accordingly, we may be exposed to credit risk generally associated with the healthcare industry. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The net accounts receivable balance at June 30, 2017 of $983,646 and at March 31, 2017 of $1,042,281 included no more than 7% from any one customer.

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

Inventories. Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At June 30, 2017 and March 31, 2017, inventory consisted of the following:

	June 30, 2017	March 31, 2017
Raw materials	$951,469	$857,345
Finished goods	309,129	321,067
Total gross inventories	1,260,598	1,178,412
Less reserve for obsolescence	(60,000)	(50,000)
Total net inventories	$1,200,598	$1,128,412

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

Income Taxes.  We account for income taxes under the provisions of FASB Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. ASC 740 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits, which, more likely than not based on current circumstances, are not expected to be realized. As a result, no provision for income tax is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. We are required to make many subjective assumptions and judgments regarding our income tax exposures. At June 30, 2017, we had no unrecognized tax benefits, which would affect the effective tax rate if recognized and had no accrued interest, or penalties related to uncertain tax positions.

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

Stock-based compensation expense recognized under ASC 718 for the three months ended June 30, 2017 and 2016 was $15,059 and $17,035, respectively, which consisted of stock-based compensation expense related to grants of employee stock options and restricted stock units (“RSUs”).

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended
	June 30, 2017	June 30, 2016
Net income (loss)	$181,383	$(98,659)
Weighted-average shares — basic	10,683,355	10,673,225
Effect of dilutive potential common shares	—	—
Weighted-average shares — diluted	10,683,355	10,673,225
Net income (loss) per share — basic	$0.02	$(0.01)
Net income (loss) per share — diluted	$0.02	$(0.01)
Antidilutive employee stock options and RSUs	954,286	700,924

Note 4.  COMMITMENTS AND CONTINGENCIES

Effective December 1, 2013, we extended our noncancelable lease agreement through July 31, 2019 for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease includes $172,176 of leasehold improvements granted by the landlord. The $172,176 was recorded on our condensed balance sheets as leasehold improvements and deferred rent. The leasehold improvements are being amortized over the lesser of the lease term or the assets life and the deferred rent is being amortized against rent expense over the lease term. The minimum future lease payment, by fiscal year, as of June 30, 2017 is as follows:

Fiscal Year	Amount
2018 (nine months remaining)	213,776
2019	293,585
2020	99,800
Total	$607,161

In March 2016, we entered into a loan and security agreement with Crestmark Bank. The loan is due on demand and has no financial covenants. Under the agreement, we were provided with a line of credit that is not to exceed the lesser of $1,000,000 or 85% of eligible accounts receivable. The interest rate is prime rate plus 2%, with a floor of 5.5%, plus a monthly maintenance fee of 0.4%, based on the average monthly loan balance. Interest is charged on a minimum loan balance of $500,000, a loan fee of 1% annually, and an exit fee of 2% and 1% during years two and three, respectively. As of June 30, 2017, we had $207,072 of borrowings from the credit facility and had an additional $291,993 available to borrow.

Aside from the operating lease, we do not have any material contractual commitments requiring settlement in the future.

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine compliance with these regulations. We believe that we were in substantial compliance with all known regulations at June 30, 2017. FDA inspections are conducted periodically at the discretion of the FDA. Our latest inspection by the FDA occurred in October 2016.

Note 5.  SHARE-BASED COMPENSATION

The provisions of ASC 718-10-55 requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and RSUs, based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options, RSUs and employee stock purchases for the three months ended June 30, 2017 and 2016, which was allocated as follows:

	Three Months Ended
	June 30, 2017	June 30, 2016
Cost of sales	$455	$614
Sales and marketing	3,210	3,039
General and administrative	10,428	12,251
Research and development	966	1,131
Stock-based compensation expense	$15,059	$17,035

Share-based compensation cost for stock options is measured at the grant date, based on the fair value as calculated by the Black-Scholes-Merton ("BSM") option-pricing model. The BSM option-pricing model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk-free interest rate and expected dividends. There were 40,000 stock options granted and 45,000 forfeited during the three months ended June 30, 2017. Share-based compensation cost for RSUs is measured based on the closing fair market value of the Company's common stock on the date of grant.

As of June 30, 2017, $180,000 of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over a period of five years.

Note 6.  RELATED PARTY TRANSACTION

We paid consulting fees of $19,769 and $18,468 to an entity owned by one of our directors during the three months ended June 30, 2017 and 2016.

Note 7.  SUBSEQUENT EVENTS

We evaluated all of our activity as of the date the condensed interim financial statements were issued and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosed in the notes to our condensed interim financial statements.

ITEM 2-MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this section on Management’s Discussion and Analysis are not historical facts, including statements about our strategies and expectations with respect to new and existing products, market demand, acceptance of new and existing products, marketing efforts, technologies and opportunities, market and industry segment growth, and return on investments in products and markets. These statements are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward looking statements. All forward looking statements in this section on Management’s Discussion and Analysis are based on information available to us on the date of this document, and we assume no obligation to update such forward looking statements. Readers of this Form 10-Q are strongly encouraged to review the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended March 31, 2017.

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

When a hospital or surgery center changes to AEM technology, we receive recurring revenue from sales of replacement instruments. We believe that there is no directly competing technology to supplant AEM products. The replacement market of reusable and disposable AEM products in hospitals and surgery centers that use our AEM technology represented over 90% of our product revenue during the three months ended June 30, 2017. This revenue stream is expected to grow as the base of accounts using AEM technology expands. In addition, we intend to further develop disposable versions of more of our AEM products in order to meet market demands and expand our sales opportunities.

We have an accumulated deficit of $21,768,227 at June 30, 2017. A significant portion of our operating funds have been provided by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital.

During the three months ended June 30, 2017, we generated $107,519 of cash by our operations and used $15,310 for investments in property and equipment. As of June 30, 2017, we had $79,225 in cash and cash equivalents available to fund future operations, an increase of $34,108 from March 31, 2017. Our working capital was $1,313,204 at June 30, 2017 compared to $1,104,218 at March 31, 2017.

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

We believe that the unique performance of the AEM technology and our breadth of independent endorsements provide an opportunity for continued market share growth. In our view, market awareness and awareness of the clinical credibility of the AEM technology, as well as awareness of our endorsements, are improving, and we expect this awareness to benefit our sales efforts for the remainder of fiscal year 2018. Our objectives for the remainder of fiscal year 2018 are to optimize sales execution, to expand market awareness of the AEM technology and to maximize the number of additional hospital and surgery center accounts switching to AEM instruments while retaining existing customers. In addition, acceptance of AEM products depends on surgeons’ preference for our instruments, which depends on factors such as ergonomics, quality and ease of use in addition to the technological and safety advantages of AEM products. If surgeons prefer other instruments to our instruments, our business results will suffer.

Possibility of Operating Losses:  We have an accumulated deficit of $21,768,227 at June 30, 2017. A significant portion of our operating funds have been provided by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital. We have made strides toward improving our operating results but due to the ongoing need to develop, optimize and train our direct sales managers and the independent sales representative network, the need to support the development of refinements to our product line, and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to raise additional capital.

Revenue Growth: We expect to generate increased product revenue in the U.S. from sales to new customers and from expanded sales to existing customers as the medical device industry stabilizes and our network of direct and independent sales representatives becomes more efficient. We believe that the visibility and credibility of the independent clinical endorsements for AEM technology will contribute to new accounts and increased product revenue in fiscal year 2018. We also expect to increase market share through promotional programs of placing our AEM monitors at no charge into hospitals that commit to standardize with AEM instruments. However, all of these efforts to increase market share and grow product revenue will depend in part on our ability to expand the efficiency and effective coverage range of our direct and independent sales representatives, as well as maintain and in some cases, improve the quality of our product offerings. Service revenue represents design, development and product supply revenue from our agreements with strategic partners.

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

Results of Operations

For the quarter ended June 30, 2017 compared to the quarter ended June 30, 2016.

Net Revenue.  Net revenue for the quarter ended June 30, 2017 was $2,363,596 compared to $2,277,349 for the quarter ended June 30, 2016, an increase of 4%. The increase of net revenue is attributable to net revenue of $255,000 from an order for non-AEM product and partially offset by business lost from hospitals that reduced, or stopped, using AEM technology during the quarter.

Gross profit.  Gross profit for the quarter ended June 30, 2017 of $1,344,101 represented an increase of 13% from gross profit of $1,190,332 for the quarter ended June 30, 2016. Gross profit as a percentage of sales (gross margins) increased from 52% for the quarter ended June 30, 2016 to 57% for the quarter ended June 30, 2017. Gross margins were higher in the quarter ended June 30, 2017 compared to last year’s quarter as a result of product mix and lower costs in manufacturing operations.

Sales and marketing expenses.  Sales and marketing expenses of $601,128 for the quarter ended June 30, 2017 represented a decrease of 4% from sales and marketing expenses of $629,439 for the quarter ended June 30, 2016. The decrease was the result of a decrease to commissions and was partially offset by an increase in compensation for one additional sales representative.

General and administrative expenses.  General and administrative expenses of $324,001 for the quarter ended June 30, 2017 represented a decrease of 6% from general and administrative expenses of $344,411 for the quarter ended June 30, 2016. The decrease was the result of a recovery of an insurance deductible, a reduction of bad debt reserves, and reduced compensation. The decrease was partially offset by an increase to bonus accrual.

Research and development expenses. Research and development expenses of $221,334 for the quarter ended June 30, 2017 represented a decrease of 27% compared to $301,652 for the quarter ended June 30, 2016. The decrease was the result of decreased compensation.

Net income. Net income was $181,383 for the quarter ended June 30, 2017 compared to net loss of $98,659 for the quarter ended June 30, 2016. The net income increase was principally a result of higher revenue and gross profit and lower operating expenses, as explained above.

The results of operations for the three months ended June 30, 2017 are not indicative of the results of operations for all or any part of the balance of the fiscal year.

Liquidity and Capital Resources

To date, a significant portion of our operating funds have been provided by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Common stock and additional paid in capital totaled $23,767,190 from inception through June 30, 2017.

In March 2016, we entered into a loan and security agreement with Crestmark Bank. The loan is due on demand and has no financial covenants. Under the agreement, we were provided with a line of credit that is not to exceed the lesser of $1,000,000 or 85% of eligible accounts receivable. The interest rate is prime rate plus 2%, with a floor of 5.5%, plus a monthly maintenance fee of 0.4%, based on the average monthly loan balance. Interest is charged on a minimum loan balance of $500,000, a loan fee of 1% annually, and an exit fee of 2% and 1% during years two and three, respectively. As of June 30, 2017, we had $207,072 of borrowings from the credit facility and had an additional $291,993 available to borrow.

Our operations generated $107,519 of cash during the three months ended June 30, 2017 on net revenue of $2,363,596. Cash was principally generated by net income and accounts receivable and decreased by inventories, prepaid expenses and other assets, and accrued compensation and other accrued liabilities. The amounts of cash used by operations for the three months ended June 30, 2017 are not indicative of the expected amounts of cash to be generated from or used in operations in fiscal year 2018. During the three months ended June 30, 2017, we invested $15,310 in the acquisition of property and equipment. As of June 30, 2017, we had $79,225 in cash and cash equivalents available to fund future operations. Working capital was $1,313,204 at June 30, 2017 compared to $1,104,218 at March 31, 2017. The increase of working capital at June 30, 2017 was the result of our net income and a decrease of current liabilities. Current liabilities were $1,096,942 at June 30, 2017, compared to $1,223,882 at March 31, 2017.

Effective December 1, 2013, we extended our noncancelable lease agreement through July 31, 2019 for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease includes $172,176 of leasehold improvements granted by the landlord. The $172,176 was recorded on our condensed balance sheets as leasehold improvements and deferred rent. The leasehold improvements are being amortized over the lesser of the lease term or the assets life and the deferred rent is being amortized against rent expense over the lease term. The minimum future lease payment, by fiscal year, as of June 30, 2017 is as follows:

Fiscal Year	Amount
2018 (nine months remaining)	213,776
2019	293,585
2020	99,800
Total	$607,161

Aside from the operating lease and line of credit obligation, we do not have any material contractual commitments requiring settlement in the future.

As of June 30, 2017, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	607,161	287,172	319,989	––	––
Line of credit obligation	207,072	207,072	––	––	––
	814,233	494,244	319,989	––	––

Our fiscal year 2018 operating plan is focused on increasing new accounts, retaining existing customers, growing revenue, increasing gross profits and conserving cash. We are investing in research and development efforts to develop next generation versions of the AEM product line. We have invested in manufacturing property and equipment to manufacture disposable scissors inserts internally and to reduce our cost of product revenue. We cannot predict with certainty the expected revenue, gross profit, net income or loss and usage of cash and cash equivalents for fiscal year 2018. In March 2016, we entered into a loan and security agreement with Crestmark Bank. The loan is due on demand and has no financial covenants. Under the agreement, we were provided with a line of credit that is not to exceed the lesser of $1,000,000 or 85% of eligible accounts receivable. The interest rate is prime rate plus 2%, with a floor of 5.5%, plus a monthly maintenance fee of 0.4%, based on the average monthly loan balance. Interest is charged on a minimum loan balance of $500,000, a loan fee of 1% annually, and an exit fee of 2% and 1% during years two and three, respectively. As of June 30, 2017, we had $207,072 of borrowings from the credit facility and had an additional $291,993 available to borrow. If we are unable to manage our business operations in line with budget expectations, it could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

Income Taxes

As of March 31, 2017, net operating loss carryforwards totaling approximately $12.1 million are available to reduce taxable income in the future. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the fiscal year ending March 31, 2019. We have not paid income taxes since our inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including changes in ownership interests. We have established a valuation allowance for the entire amount of our deferred tax asset since inception due to our history of losses. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. If some or all of the valuation allowance were reversed, then, to the extent of the reversal, a tax benefit would be recognized which would result in an increase to net income.

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

ITEM 4 - CONTROLS AND PROCEDURES

(a)  We have carried out an evaluation under the supervision and with the participation of our management, including our President and CEO and Principal Accounting and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the President and CEO and the Principal Accounting and Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective.

(b)  During the quarter ended June 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6 - EXHIBITS

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

3.1	First Amended and Restated Bylaws of Encision Inc. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 31, 2017).
3.2	Marked Comparison of First Amended and Restated Bylaws of Encision Inc. (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on May 31, 2017).
31.1	Certification of President and CEO under Rule 13a-14(a) of the Exchange Act (filed herewith).
31.2	Certification of Principal Financial and Accounting Officer under Rule 13a-14(a) of the Exchange Act (filed herewith).
32.1	Certifications of President and CEO and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101
The following materials from Encision Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Income, (iii) the unaudited Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged at Level I.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Encision Inc.

August 8, 2017	/s/ Mala Ray
Date	Mala Ray Controller Principal Accounting Officer & Principal Financial Officer