Form 10-Q
period 2017-09-30
ENCISION INC
filed 2017-11-13
CIK 930775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      ☐       No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	10,683,355 Shares
(Class)	(outstanding at October 31, 2017)

ENCISION INC.

FORM 10-Q

For the Three and Six Months Ended September 30, 2017

INDEX

			Page Number
PART I.	FINANCIAL INFORMATION
ITEM 1	–	Condensed Interim Financial Statements:
	–	Condensed Balance Sheets as of September 30, 2017 and March 31, 2017	3
	–	Condensed Statements of Operations for the Three and Six Months Ended September 30, 2017 and 2016	4
	–	Condensed Statements of Cash Flows for the Six Months Ended September 30, 2017 and 2016	5
	–	Notes to Condensed Interim Financial Statements	6

ITEM 2	–	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 4	–	Controls and Procedures	16
	–
PART II.	OTHER INFORMATION

ITEM 6	–	Exhibits	17

SIGNATURE			18

PART I  FINANCIAL INFORMATION

ITEM 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

Encision Inc.
Condensed Balance Sheets
(unaudited)

	September 30, 2017	March 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$128,762	$45,117
Restricted cash	25,000	50,000
Accounts receivable, net of allowance for doubtful accounts of $9,000 at September 30, 2017 and $33,000 at March 31, 2017	920,773	1,042,281
Inventories, net of reserve for obsolescence of $40,000 at September 30, 2017 and $50,000 at March 31, 2017	1,214,107	1,128,412
Prepaid expenses	152,949	62,290
Total current assets	2,441,591	2,328,100
Equipment, at cost:
Furniture, fixtures and equipment	3,167,129	3,161,687
Accumulated depreciation	(2,771,394)	(2,693,302)
Equipment, net	395,735	468,385
Patents, net of accumulated amortization of $225,748 at September 30, 2017 and $212,345 at March 31, 2017	264,579	253,980
Other assets	17,690	16,450
TOTAL ASSETS	$3,119,595	$3,066,915
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$405,684	$402,914
Accrued compensation	250,666	267,399
Other accrued liabilities	274,179	248,130
Line of credit	––	275,055
Deferred rent	30,384	30,384
Total current liabilities	960,913	1,223,882
Long-term liability:
Deferred rent	25,320	40,512
Total liabilities	986,233	1,264,394
Commitments and contingencies (Note 4)
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	––	––
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 10,683,355 shares issued and outstanding at September 30, 2017 and March 31, 2017	23,785,323	23,752,131
Accumulated (deficit)	(21,651,961)	(21,949,610)
Total shareholders’ equity	2,133,362	1,802,521
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,119,595	$3,066,915

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
NET REVENUE	$2,162,579	$2,150,656	$4,526,175	$4,428,004
COST OF REVENUE	903,919	1,141,773	1,923,414	2,228,789
GROSS PROFIT	1,258,660	1,008,883	2,602,761	2,199,215
OPERATING EXPENSES:
Sales and marketing	574,191	614,164	1,175,320	1,243,602
General and administrative	365,264	359,722	689,264	704,134
Research and development	189,855	278,716	411,189	580,367
Total operating expenses	1,129,310	1,252,602	2,275,773	2,528,103
OPERATING INCOME (LOSS)	129,350	(243,719)	326,988	(328,888)
Interest expense, net	(13,696)	(16,097)	(28,822)	(29,588)
Other income (expense), net	612	20,226	(517)	20,227
Interest expense and other income (expense), net	(13,084)	4,129	(29,339)	(9,361)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	116,266	(239,590)	297,649	(338,249)
Provision for income taxes	––	––	––	––
NET INCOME (LOSS)	$116,266	$(239,590)	$297,649	$(338,249)
Net income (loss) per share—basic	$0.01	$(0.02)	$0.03	$(0.03)
Net income (loss) per share—diluted	$0.01	$(0.02)	$0.03	$(0.03)
Weighted average shares—basic	10,683,355	10,673,225	10,683,355	10,673,225
Weighted average shares—diluted	10,692,471	10,673,225	10,691,764	10,673,225

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	September 30, 2017	September 30, 2016
Operating activities:
Net income (loss)	$297,649	$(338,249)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	102,480	116,584
Share-based compensation expense	33,192	34,413
(Recovery from) provision for doubtful accounts, net	(24,000)	12,500
(Recovery from) provision for inventory obsolescence, net	(10,000)	40,000
Changes in operating assets and liabilities:
Accounts receivable	145,508	(138,132)
Inventories	(75,695)	232,540
Prepaid expenses and other assets	(91,899)	(25,309)
Accounts payable	2,770	(66,669)
Accrued compensation and other accrued liabilities	(5,876)	(30,226)
Net cash generated by (used in) operating activities	374,129	(162,448)
Investing activities:
Acquisition of property and equipment	(16,427)	(60,370)
Patent costs	(24,002)	(18,909)
Net cash (used in) investing activities	(40,429)	(79,279)
Financing activities:
Paydown of credit facility, net change	(275,055)	(19,561)
Change in restricted cash	25,000	––
Net cash (used in) financing activities	(250,055)	(19,561)
Net increase (decrease) in cash and cash equivalents	83,645	(261,288)
Cash and cash equivalents, beginning of period	45,117	292,840
Cash and cash equivalents, end of period	$128,762	$31,552

The accompanying notes to financial statements are an integral part of these condensed statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2017
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

We have an accumulated deficit of $21,651,961 at September 30, 2017. A significant portion of our operating funds have been provided by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital.

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

Concentration of Credit Risk.  Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents, accounts receivable and a line of credit. From time to time, the amount of cash on deposit with financial institutions may exceed the $250,000 federally insured limit at September 30, 2017. We believe that cash on deposit that exceeds $250,000 with financial institutions is financially sound and the risk of loss is minimal.

We have no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. We maintain the majority of our cash balances with one financial institution in the form of demand deposits.

Accounts receivable are typically unsecured and are derived from transactions with and from entities in the healthcare industry primarily located in the United States. Accordingly, we may be exposed to credit risk generally associated with the healthcare industry. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The net accounts receivable balance at September 30, 2017 of $920,773 and at March 31, 2017 of $1,042,281 included no more than 6% from any one customer.

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

Inventories. Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At September 30, 2017 and March 31, 2017, inventory consisted of the following:

	September 30, 2017	March 31, 2017
Raw materials	$944,323	$857,345
Finished goods	309,784	321,067
Total gross inventories	1,254,107	1,178,412
Less reserve for obsolescence	(40,000)	(50,000)
Total net inventories	$1,214,107	$1,128,412

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

Income Taxes.  We account for income taxes under the provisions of FASB Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. ASC 740 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits, which, more likely than not based on current circumstances, are not expected to be realized. As a result, no provision for income tax is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. We are required to make many subjective assumptions and judgments regarding our income tax exposures. At September 30, 2017, we had no unrecognized tax benefits, which would affect the effective tax rate if recognized and had no accrued interest, or penalties related to uncertain tax positions.

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

Stock-based compensation expense recognized under ASC 718 for the three and six months ended September 30, 2017 was $18,133 and $33,192, respectively, and for the three and six months ended September 30, 2016 was $17,378 and $34,413, respectively, which consisted of stock-based compensation expense related to grants of employee stock options and restricted stock units (“RSUs”).

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

In July 2015, the FASB issued Accounting Standards Update 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, ("ASU 2015-11"). ASU 2015-11 affects reporting entities that measure inventory using first-in, first-out (FIFO) or average cost. Specifically, ASU 2015-11 requires that inventory be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016 and it has been adopted. The Company does not expect ASU 2015-11 to have a material/significant impact on its financial statements.

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net income (loss)	$116,266	$(239,590)	$297,649	$(338,249)
Weighted-average shares — basic	10,683,355	10,673,225	10,683,355	10,673,225
Effect of dilutive potential common shares	9,116	—	8,409	—
Weighted-average shares — diluted	10,692,471	10,673,225	10,691,764	10,673,225
Net income (loss) per share — basic	$0.01	$(0.02)	$0.03	$(0.03)
Net income (loss) per share — diluted	$0.01	$(0.02)	$0.03	$(0.03)
Antidilutive employee stock options and RSUs	1,070,170	880,924	1,070,877	880,924

Note 4. COMMITMENTS AND CONTINGENCIES

Effective December 1, 2013, we extended our noncancelable lease agreement through July 31, 2019 for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease includes $172,176 of leasehold improvements granted by the landlord. The $172,176 was recorded on our condensed balance sheets as leasehold improvements and deferred rent. The leasehold improvements are being amortized over the lesser of the lease term or the assets life and the deferred rent is being amortized against rent expense over the lease term. The minimum future lease payment, by fiscal year, as of September 30, 2017 is as follows:

Fiscal Year	Amount
2018 (six months remaining)	$142,517
2019	293,585
2020	99,800
Total	$535,902

In March 2016, we entered into a loan and security agreement with Crestmark Bank. The loan is due on demand and has no financial covenants. Under the agreement, we were provided with a line of credit that is not to exceed the lesser of $1,000,000 or 85% of eligible accounts receivable. The interest rate is prime rate plus 2%, with a floor of 5.5%, plus a monthly maintenance fee of 0.4%, based on the average monthly loan balance. Interest is charged on a minimum loan balance of $500,000, a loan fee of 1% annually, and an exit fee of 2% and 1% during years two and three, respectively. As of September 30, 2017, we had no borrowings from the credit facility and had an additional $495,320 available to borrow.

Aside from the operating lease, we do not have any material contractual commitments requiring settlement in the future.

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine compliance with these regulations. We believe that we were in substantial compliance with all known regulations at September 30, 2017. FDA inspections are conducted periodically at the discretion of the FDA. Our latest inspection by the FDA occurred in October 2016.

Note 5.  SHARE-BASED COMPENSATION

The provisions of ASC 718-10-55 requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and RSUs, based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options, RSUs and employee stock purchases for the three and six months ended September 30, 2017 and 2016, which was allocated as follows:

	Three Months Ended		Six Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Cost of sales	$623	$640	$1,078	$1,254
Sales and marketing	3,629	3,039	6,839	6,078
General and administrative	12,328	12,517	22,756	24,768
Research and development	1,553	1,182	2,519	2,313
Stock-based compensation expense	$18,133	$17,378	$33,192	$34,413

Share-based compensation cost for stock options is measured at the grant date, based on the fair value as calculated by the Black-Scholes-Merton ("BSM") option-pricing model. The BSM option-pricing model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk-free interest rate and expected dividends. There were 160,000 and 200,000 stock options granted and 30,000 and 75,000 stock options forfeited during the three and six months ended September 30, 2017. Share-based compensation cost for RSUs is measured based on the closing fair market value of the Company's common stock on the date of grant.

As of September 30, 2017, $215,000 of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over a period of five years.

Note 6. RELATED PARTY TRANSACTION

We paid consulting fees of $12,420 and $32,189 to an entity owned by one of our directors during the three and six months ended September 30, 2017, respectively, and $22,707 and $41,175 during the three and six months ended September 30, 2016, respectively,

Note 7. SUBSEQUENT EVENTS

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

When a hospital or surgery center changes to AEM technology, we receive recurring revenue from sales of replacement instruments. We believe that there is no directly competing technology to supplant AEM products. The replacement market of reusable and disposable AEM products in hospitals and surgery centers that use our AEM technology represented over 90% of our product revenue during the three and six months ended September 30, 2017. This revenue stream is expected to grow as the base of accounts using AEM technology expands. In addition, we intend to further develop disposable versions of more of our AEM products in order to meet market demands and expand our sales opportunities.

We have an accumulated deficit of $21,651,961at September 30, 2017. A significant portion of our operating funds have been provided by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital.

During the six months ended September 30, 2017, we generated $374,129 of cash by our operating activities and used $16,427 for investments in property and equipment. As of September 30, 2017, we had $128,762 in cash and cash equivalents available to fund future operations, an increase of $83,645 from March 31, 2017. Our working capital was $1,480,678 at September 30, 2017 compared to $1,104,218 at March 31, 2017.

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

Possibility of Operating Losses:  We have an accumulated deficit of $21,651,961at September 30, 2017. A significant portion of our operating funds have been provided by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital. We have made strides toward improving our operating results but due to the ongoing need to develop, optimize and train our direct sales managers and the independent sales representative network, the need to support the development of refinements to our product line, and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to raise additional capital.

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

Results of Operations

For the quarter ended September 30, 2017 compared to the quarter ended September 30, 2016.

Net revenue.  Net revenue for the quarter ended September 30, 2017 was $2,162,579 compared to $2,150,656 for the quarter ended September 30, 2016, an increase of 1%. The increase of net revenue is attributable to net revenue of $74,400 from an order for non-AEM product and partially offset by business lost from hospitals that reduced, or stopped, using AEM technology during the quarter.

Gross profit.  Gross profit for the quarter ended September 30, 2017 of $1,258,660 represented an increase of 25% from gross profit of $1,008,883 for the quarter ended September 30, 2016. Gross profit as a percentage of sales (gross margins) increased from 47% for the quarter ended September 30, 2016 to 58% for the quarter ended September 30, 2017. Gross margins were higher in the quarter ended September 30, 2017 compared to last year’s quarter as a result of product mix and lower costs in manufacturing operations. Gross margin on net revenue was lowered further in the quarter ended September 30, 2016 by higher slow moving and obsolete inventories costs.

Sales and marketing expenses.  Sales and marketing expenses of $574,191 for the quarter ended September 30, 2017 represented a decrease of 7% from sales and marketing expenses of $614,164 for the quarter ended September 30, 2016. The decrease was the result of a decrease to commissions and sales samples.

General and administrative expenses.  General and administrative expenses of $365,264 for the quarter ended September 30, 2017 represented an increase of 2% from general and administrative expenses of $359,722 for the quarter ended September 30, 2016. The increase was the result of an increase to bonus accrual. The increase was partially offset by a reduction of bad debt reserves.

Research and development expenses. Research and development expenses of $189,855 for the quarter ended September 30, 2017 represented a decrease of 32% compared to $278,716 for the quarter ended September 30, 2016. The decrease was the result of decreased compensation and inventory usage.

Net income. Net income was $116,266 for the quarter ended September 30, 2017 compared to net loss of $239,590 for the quarter ended September 30, 2016. The net income increase was principally a result of higher revenue and gross profit and lower operating expenses, as explained above.

For the six months ended September 30, 2017 compared to the six months ended September 30, 2016.

Net revenue.  Net revenue for the six months ended September 30, 2017 was $4,526,175 compared to $4,428,004 for the six months ended September 30, 2016, an increase of 2%. The increase of net revenue is attributable to net revenue of $329,400 from an order for non-AEM product and partially offset by business lost from hospitals that reduced, or stopped, using AEM technology during the six months.

Gross profit.  Gross profit for the six months ended September 30, 2017 of $2,602,761 represented an increase of 18% from gross profit of $2,199,215 for the six months ended September 30, 2016. Gross profit as a percentage of sales (gross margins) increased from 50% for the six months ended September 30, 2016 to 58% for the six months ended September 30, 2017. Gross margins were higher in the six months ended September 30, 2017 compared to last year’s six months as a result of product mix and lower costs in manufacturing operations. Gross margin on net revenue was lowered further in the six months ended September 30, 2016 by higher slow moving and obsolete inventories costs.

Sales and marketing expenses.  Sales and marketing expenses of $1,175,320 for the six months ended September 30, 2017 represented a decrease of 5% from sales and marketing expenses of $1,243,602 for the six months ended September 30, 2016. The decrease was the result of a decrease to commissions, recruiting, sales samples and travel. The decrease was partially offset by an increase in compensation for one additional sales representative.

General and administrative expenses.  General and administrative expenses of $689,264 for the six months ended September 30, 2017 represented a decrease of 2% from general and administrative expenses of $704,134 for the six months ended September 30, 2016. The decrease was the result of reduced compensation, a recovery of an insurance deductible and a reduction of bad debt reserves. The decrease was partially offset by an increase to bonus accrual.

Research and development expenses. Research and development expenses of $411,189 for the six months ended September 30, 2017 represented a decrease of 29% compared to $580,367 for the six months ended September 30, 2016. The decrease was the result of decreased compensation, inventory usage and test materials.

Net income. Net income was $297,649 for the six months ended September 30, 2017 compared to net loss of $338,249 for the six months ended September 30, 2016. The net income increase was principally a result of higher revenue and gross profit and lower operating expenses, as explained above.

The results of operations for the three and six months ended September 30, 2017 are not indicative of the results of operations for all or any part of the balance of the fiscal year.

Liquidity and Capital Resources

To date, a significant portion of our operating funds have been provided by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Common stock and additional paid in capital totaled $23,785,323 from inception through September 30, 2017.

In March 2016, we entered into a loan and security agreement with Crestmark Bank. The loan is due on demand and has no financial covenants. Under the agreement, we were provided with a line of credit that is not to exceed the lesser of $1,000,000 or 85% of eligible accounts receivable. The interest rate is prime rate plus 2%, with a floor of 5.5%, plus a monthly maintenance fee of 0.4%, based on the average monthly loan balance. Interest is charged on a minimum loan balance of $500,000, a loan fee of 1% annually, and an exit fee of 2% and 1% during years two and three, respectively. As of September 30, 2017, we had no borrowings from the credit facility and had an additional $495,320 available to borrow.

Our operations generated $374,129 of cash during the six months ended September 30, 2017 on net revenue of $4,526,175. Cash was principally generated by net income and accounts receivable and decreased by inventories, and prepaid expenses and other assets. The amounts of cash used by operations for the six months ended September 30, 2017 are not indicative of the expected amounts of cash to be generated from or used in operations in fiscal year 2018. During the six months ended September 30, 2017, we invested $16,427 in the acquisition of property and equipment. As of September 30, 2017, we had $128,762 in cash and cash equivalents available to fund future operations. Working capital was $1,480,678 at September 30, 2017 compared to $1,104,218 at March 31, 2017. The increase of working capital at September 30, 2017 was the result of our net income and a decrease of current liabilities. Current liabilities were $960,913 at September 30, 2017 compared to $1,223,882 at March 31, 2017.

Effective December 1, 2013, we extended our noncancelable lease agreement through July 31, 2019 for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease includes $172,176 of leasehold improvements granted by the landlord. The $172,176 was recorded on our condensed balance sheets as leasehold improvements and deferred rent. The leasehold improvements are being amortized over the lesser of the lease term or the assets life and the deferred rent is being amortized against rent expense over the lease term. The minimum future lease payment, by fiscal year, as of September 30, 2017 is as follows:

Fiscal Year	Amount
2018 (six months remaining)	$142,517
2019	293,585
2020	99,800
Total	$535,902

Aside from the operating lease and line of credit obligation, we do not have any material contractual commitments requiring settlement in the future.

As of September 30, 2017, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$535,902	$289,310	$246,592	––	––

Our fiscal year 2018 operating plan is focused on increasing new accounts, retaining existing customers, growing revenue, increasing gross profits and conserving cash. We are investing in research and development efforts to develop next generation versions of the AEM product line. We have invested in manufacturing property and equipment to manufacture disposable scissors inserts internally and to reduce our cost of product revenue. We cannot predict with certainty the expected revenue, gross profit, net income or loss and usage of cash and cash equivalents for fiscal year 2018. In March 2016, we entered into a loan and security agreement with Crestmark Bank. The loan is due on demand and has no financial covenants. Under the agreement, we were provided with a line of credit that is not to exceed the lesser of $1,000,000 or 85% of eligible accounts receivable. The interest rate is prime rate plus 2%, with a floor of 5.5%, plus a monthly maintenance fee of 0.4%, based on the average monthly loan balance. Interest is charged on a minimum loan balance of $500,000, a loan fee of 1% annually, and an exit fee of 2% and 1% during years two and three, respectively. As of September 30, 2017, we had no borrowings from the credit facility and had an additional $495,320 available to borrow. If we are unable to manage our business operations in line with budget expectations, it could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

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

ITEM 4 -  CONTROLS AND PROCEDURES

(a)  We have carried out an evaluation under the supervision and with the participation of our management, including our President and CEO and Principal Accounting and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the President and CEO and the Principal Accounting and Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective.

(b)  During the quarter ended September 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following materials from Encision Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Income, (iii) the unaudited Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged at Level I.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Encision Inc.
November 13, 2017
Date	By:	/s/ Mala Ray
Mala Ray Controller Principal Accounting Officer & Principal Financial Officer