Form 10-Q
period 2017-12-31
ENCISION INC
filed 2018-02-12
CIK 930775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [_]      No   [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, no par value	10,683,355 Shares
(Class)	(outstanding at January 31, 2018)

ENCISION INC.

FORM 10-Q

For the Three and Nine Months Ended December 31, 2017

INDEX

			Page Number
PART I.	FINANCIAL INFORMATION
ITEM 1	–	Condensed Interim Financial Statements:
	–	Condensed Balance Sheets as of December 31, 2017 and March 31, 2017	3
	–	Condensed Statements of Operations for the Three and Nine Months Ended December 31, 2017 and 2016	4
	–	Condensed Statements of Cash Flows for the Nine Months Ended December 31, 2017 and 2016	5
	–	Notes to Condensed Interim Financial Statements	6

ITEM 2	–	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 4	–	Controls and Procedures	17

PART II.	OTHER INFORMATION

ITEM 6	–	Exhibits	18

SIGNATURE			19

PART I   FINANCIAL INFORMATION

ITEM 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

Encision Inc.
Condensed Balance Sheets
(unaudited)

	December 31, 2017	March 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$212,581	$45,117
Restricted cash	25,000	50,000
Accounts receivable, net of allowance for doubtful accounts of $14,500 at December 31, 2017 and $33,000 at March 31, 2017	937,419	1,042,281
Inventories, net of reserve for obsolescence of $30,000 at December 31, 2017 and $50,000 at March 31, 2017	1,246,835	1,128,412
Prepaid expenses	143,278	62,290
Total current assets	2,565,113	2,328,100
Equipment, at cost:
Furniture, fixtures and equipment	3,007,053	3,161,687
Accumulated depreciation	(2,630,546)	(2,693,302)
Equipment, net	376,507	468,385
Patents, net of accumulated amortization of $232,970 at December 31, 2017 and $212,345 at March 31, 2017	268,593	253,980
Other assets	18,402	16,450
TOTAL ASSETS	$3,228,615	$3,066,915
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$521,783	$402,914
Accrued compensation	182,443	267,399
Other accrued liabilities	270,707	248,130
Line of credit	––	275,055
Deferred rent	30,384	30,384
Total current liabilities	1,005,317	1,223,882
Long-term liability:
Deferred rent	17,724	40,512
Total liabilities	1,023,041	1,264,394
Commitments and contingencies (Note 4)
Shareholders' equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	––	––
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 10,683,355 shares issued and outstanding at December 31, 2017 and March 31, 2017	23,801,466	23,752,131
Accumulated (deficit)	(21,595,892)	(21,949,610)
Total shareholders' equity	2,205,574	1,802,521
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,228,615	$3,066,915

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
NET REVENUE	$2,190,305	$2,229,870	$6,716,480	$6,657,875
COST OF REVENUE	956,687	1,165,414	2,880,101	3,394,204
GROSS PROFIT	1,233,618	1,064,456	3,836,379	3,263,671
OPERATING EXPENSES:
Sales and marketing	569,802	638,735	1,745,121	1,882,337
General and administrative	368,545	383,106	1,057,810	1,087,239
Research and development	223,977	300,392	635,165	880,760
Total operating expenses	1,162,324	1,322,233	3,438,096	3,850,336
OPERATING INCOME (LOSS)	71,294	(257,777)	398,283	(586,665)
Interest expense, net	(15,343)	(15,093)	(44,165)	(44,681)
Other income (expense), net	118	(1,295)	(400)	18,931
Interest expense and other income (expense), net	(15,225)	(16,388)	(44,565)	(25,750)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	56,069	(274,165)	353,718	(612,415)
Provision for income taxes	––	––	––	––
NET INCOME (LOSS)	$56,069	$(274,165)	$353,718	$(612,415)
Net income (loss) per share—basic	$0.01	$(0.03)	$0.03	$(0.06)
Net income (loss) per share—diluted	$0.01	$(0.03)	$0.03	$(0.06)
Weighted average shares—basic	10,683,355	10,678,344	10,683,355	10,674,548
Weighted average shares—diluted	10,707,814	10,678,344	10,702,493	10,674,548

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	December 31, 2017	December 31, 2016
Operating activities:
Net income (loss)	$353,718	$(612,415)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	154,150	168,357
Share-based compensation expense	49,335	52,411
(Recovery from) provision for doubtful accounts, net	(18,500)	11,000
(Recovery from) provision for inventory obsolescence, net	(20,000)	(240,000)
Changes in operating assets and liabilities:
Accounts receivable	123,362	(249,823)
Inventories	(98,423)	834,772
Prepaid expenses and other assets	(82,940)	(45,741)
Accounts payable	118,869	152,527
Accrued compensation and other accrued liabilities	(85,167)	(71,081)
Net cash generated by (used in) operating activities	494,404	7
Investing activities:
Acquisition of property and equipment	(41,647)	(104,057)
Patent costs	(35,238)	(21,102)
Net cash (used in) investing activities	(76,885)	(125,159)
Financing activities:
Paydown of credit facility, net change	(275,055)	(103,821)
Change in restricted cash	25,000	––
Net cash (used in) financing activities	(250,055)	(103,821)
Net increase (decrease) in cash and cash equivalents	167,464	(228,973)
Cash and cash equivalents, beginning of period	45,117	292,840
Cash and cash equivalents, end of period	$212,581	$63,867

The accompanying notes to financial statements are an integral part of these condensed statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2017
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

We have an accumulated deficit of $21,595,892 at December 31, 2017. A significant portion of our operating funds have been provided by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital.

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

Concentration of Credit Risk.  Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents, accounts receivable and a line of credit. From time to time, the amount of cash on deposit with financial institutions may exceed the $250,000 federally insured limit at December 31, 2017. We believe that cash on deposit that exceeds $250,000 with financial institutions is financially sound and the risk of loss is minimal.

We have no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. We maintain the majority of our cash balances with one financial institution in the form of demand deposits.

Accounts receivable are typically unsecured and are derived from transactions with and from entities in the healthcare industry primarily located in the United States. Accordingly, we may be exposed to credit risk generally associated with the healthcare industry. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The net accounts receivable balance at December 31, 2017 of $937,419 and at March 31, 2017 of $1,042,281 included no more than 6% from any one customer.

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

Inventories. Inventories are stated at the lower of cost (first-in, first-out basis) and net realizable value. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At December 31, 2017 and March 31, 2017, inventory consisted of the following:

	December 31, 2017	March 31, 2017
Raw materials	$967,017	$857,345
Finished goods	309,818	321,067
Total gross inventories	1,276,835	1,178,412
Less reserve for obsolescence	(30,000)	(50,000)
Total net inventories	$1,246,835	$1,128,412

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

Income Taxes.  We account for income taxes under the provisions of FASB Accounting Standards Codification ("ASC") Topic 740, "Accounting for Income Taxes" ("ASC 740"). ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. ASC 740 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits, which, more likely than not based on current circumstances, are not expected to be realized. As a result, no provision for income tax is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. We are required to make many subjective assumptions and judgments regarding our income tax exposures. At December 31, 2017, we had no unrecognized tax benefits, which would affect the effective tax rate if recognized and had no accrued interest, or penalties related to uncertain tax positions.

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

Stock-based compensation expense recognized under ASC 718 for the three and nine months ended December 31, 2017 was $16,143 and $49,335, respectively, and for the three and nine months ended December 31, 2016 was $17,998 and $52,411, respectively, which consisted of stock-based compensation expense related to grants of employee stock options and restricted stock units ("RSUs").

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Net income (loss)	$56,069	$(274,165)	$353,718	$(612,415)
Weighted-average shares — basic	10,683,355	10,678,344	10,683,355	10,674,548
Effect of dilutive potential common shares	24,459	—	19,138	—
Weighted-average shares — diluted	10,707,814	10,678,344	10,702,493	10,674,548
Net income (loss) per share — basic	$0.01	$(0.03)	$0.03	$(0.06)
Net income (loss) per share — diluted	$0.01	$(0.03)	$0.03	$(0.06)
Antidilutive employee stock options and RSUs	988,077	954,286	993,398	954,286

Note 4.  COMMITMENTS AND CONTINGENCIES

Effective November 9, 2017, we extended our noncancelable lease agreement through July 31, 2024 for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease includes base rent abatement for the first two months, or $55,583.33, and $145,000 of leasehold improvements granted by the landlord. At the start of the lease on August 1, 2019, the $145,000 will be recorded on our condensed balance sheets as leasehold improvements and deferred rent. The leasehold improvements will be amortized over the lesser of the lease term or the assets life and the deferred rent will be amortized against rent expense over the lease term. The minimum future lease payment, by fiscal year, as of December 31, 2017 is as follows:

Fiscal Year	Amount
2018 (three months remaining)	$71,259
2019	293,585
2020	266,550
2021	343,167
2022	357,667
2023	372,167
2024	386,667
2025	130,500
Total	2,221,562

In March 2016, we entered into a loan and security agreement with Crestmark Bank. The loan is due on demand and has no financial covenants. Under the agreement, we were provided with a line of credit that is not to exceed the lesser of $1,000,000 or 85% of eligible accounts receivable. The interest rate is prime rate plus 2%, with a floor of 5.5%, plus a monthly maintenance fee of 0.4%, based on the average monthly loan balance. Interest is charged on a minimum loan balance of $500,000, a loan fee of 1% annually, and an exit fee of 2% and 1% during years two and three, respectively. As of December 31, 2017, we had no borrowings from the credit facility and had an additional $555,218 available to borrow.

Aside from the operating lease, we do not have any material contractual commitments requiring settlement in the future.

We are subject to regulation by the United States Food and Drug Administration ("FDA"). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine compliance with these regulations. We believe that we were in substantial compliance with all known regulations at December 31, 2017. FDA inspections are conducted periodically at the discretion of the FDA. Our latest inspection by the FDA occurred in October 2016.

Note 5.  SHARE-BASED COMPENSATION

The provisions of ASC 718-10-55 requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and RSUs, based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options, RSUs and employee stock purchases for the three and nine months ended December 31, 2017 and 2016, which was allocated as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Cost of sales	$539	$819	$1,617	$2,073
Sales and marketing	3,420	3,406	10,259	9,484
General and administrative	11,378	12,231	34,134	36,999
Research and development	806	1,542	3,325	3,855
Stock-based compensation expense	$16,143	$17,998	$49,335	$52,411

Share-based compensation cost for stock options is measured at the grant date, based on the fair value as calculated by the Black-Scholes-Merton ("BSM") option-pricing model. The BSM option-pricing model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk-free interest rate and expected dividends. There were no and 200,000 stock options granted and 66,750 and 141,750 stock options forfeited during the three and nine months ended December 31, 2017. Share-based compensation cost for RSUs is measured based on the closing fair market value of the Company's common stock on the date of grant.

As of December 31, 2017, $152,000 of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over a period of five years.

Note 6.   RELATED PARTY TRANSACTION

We paid consulting fees of $16,840 and $49,029 to an entity owned by one of our directors during the three and nine months ended December 31, 2017, respectively, and $16,309 and $57,484 during the three and nine months ended December 31, 2016, respectively,

Note 7.   SUBSEQUENT EVENTS

We evaluated all of our activity as of the date the condensed interim financial statements were issued and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosed in the notes to our condensed interim financial statements.

ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this section on Management's Discussion and Analysis are not historical facts, including statements about our strategies and expectations with respect to new and existing products, market demand, acceptance of new and existing products, marketing efforts, technologies and opportunities, market and industry segment growth, and return on investments in products and markets. These statements are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward looking statements. All forward looking statements in this section on Management's Discussion and Analysis are based on information available to us on the date of this document, and we assume no obligation to update such forward looking statements. Readers of this Form 10-Q are strongly encouraged to review the section entitled "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2017.

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

When a hospital or surgery center changes to AEM technology, we receive recurring revenue from sales of replacement instruments. We believe that there is no directly competing technology to supplant AEM products. The replacement market of reusable and disposable AEM products in hospitals and surgery centers that use our AEM technology represented over 90% of our product revenue during the three and nine months ended December 31, 2017. This revenue stream is expected to grow as the base of accounts using AEM technology expands. In addition, we intend to further develop disposable versions of more of our AEM products in order to meet market demands and expand our sales opportunities.

We have an accumulated deficit of $21,595,892 at December 31, 2017. A significant portion of our operating funds have been provided by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital.

During the nine months ended December 31, 2017, we generated $494,404 of cash by our operating activities and used $41,647 for investments in property and equipment. As of December 31, 2017, we had $212,581 in cash and cash equivalents available to fund future operations, an increase of $167,464 from March 31, 2017. Our working capital was $1,559,796 at December 31, 2017 compared to $1,104,218 at March 31, 2017.

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

Possibility of Operating Losses:  We have an accumulated deficit of $21,595,892 at December 31, 2017. A significant portion of our operating funds have been provided by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital. We have made strides toward improving our operating results but due to the ongoing need to develop, optimize and train our direct sales managers and the independent sales representative network, the need to support the development of refinements to our product line, and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to raise additional capital.

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

Results of Operations

For the quarter ended December 31, 2017 compared to the quarter ended December 31, 2016.

Net revenue.  Net revenue for the quarter ended December 31, 2017 was $2,190,305 compared to $2,229,870 for the quarter ended December 31, 2016, a decrease of 2%. The decrease of net revenue is attributable to business lost from hospitals that reduced, or stopped, using AEM technology during the quarter and partially offset by net revenue of $94,500 from an order for non-AEM product.
Gross profit.  Gross profit for the quarter ended December 31, 2017 of $1,233,618 represented an increase of 16% from gross profit of $1,064,456 for the quarter ended December 31, 2016. Gross profit as a percentage of sales (gross margins) increased from 48% for the quarter ended December 31, 2016 to 56% for the quarter ended December 31, 2017. Gross margins were higher in the quarter ended December 31, 2017 compared to last year's quarter as a result of product mix and lower costs in manufacturing operations. Gross margin on net revenue was lowered further in the quarter ended December 31, 2016 by higher slow moving and obsolete inventory costs and applying overhead costs to faster turnover inventory. The change in inventory apportionment resulted in a faster recognition of costs and a decreased gross margin of approximately 6%.
Sales and marketing expenses.  Sales and marketing expenses of $569,802 for the quarter ended December 31, 2017 represented a decrease of 11% from sales and marketing expenses of $638,735 for the quarter ended December 31, 2016. The decrease was the result of a decrease to commissions and sales samples. The decrease was partially offset by an increase to trade shows.

General and administrative expenses.  General and administrative expenses of $368,545 for the quarter ended December 31, 2017 represented a decrease of 4% from general and administrative expenses of $383,106 for the quarter ended December 31, 2016. The decrease was the result of a decrease of legal costs. The decrease was partially offset by an increase to bonus accrual and regulatory costs.

Research and development expenses. Research and development expenses of $223,977 for the quarter ended December 31, 2017 represented a decrease of 25% compared to $300,392 for the quarter ended December 31, 2016. The decrease was the result of decreased outside services and test materials.

Net income. Net income was $56,069 for the quarter ended December 31, 2017 compared to net loss of $274,165 for the quarter ended December 31, 2016. The net income increase was principally a result of higher gross profit and lower operating expenses, as explained above.

For the nine months ended December 31, 2017 compared to the nine months ended December 31, 2016.

Net revenue.  Net revenue for the nine months ended December 31, 2017 was $6,716,480 compared to $6,657,875 for the nine months ended December 31, 2016, an increase of 1%. The increase of net revenue is attributable to net revenue of $423,900 from an order for non-AEM product and partially offset by business lost from hospitals that reduced, or stopped, using AEM technology during the nine months.

Gross profit.  Gross profit for the nine months ended December 31, 2017 of $3,836,379 represented an increase of 18% from gross profit of $3,263,671 for the nine months ended December 31, 2016. Gross profit as a percentage of sales (gross margins) increased from 49% for the nine months ended December 31, 2016 to 57% for the nine months ended December 31, 2017. Gross margins were higher in the nine months ended December 31, 2017 compared to last year's nine months as a result of product mix and lower costs in manufacturing operations. Gross margin on net revenue was lowered further in the nine months ended December 31, 2016 by higher slow moving and obsolete inventory costs and applying overhead costs to faster turnover inventory. The change in inventory apportionment resulted in a faster recognition of costs and a decreased gross margin of approximately 3%.

Sales and marketing expenses.  Sales and marketing expenses of $1,745,121 for the nine months ended December 31, 2017 represented a decrease of 7% from sales and marketing expenses of $1,882,337 for the nine months ended December 31, 2016. The decrease was the result of a decrease to commissions, freight, sales samples and travel.

General and administrative expenses.  General and administrative expenses of $1,057,810 for the nine months ended December 31, 2017 represented a decrease of 3% from general and administrative expenses of $1,087,239 for the nine months ended December 31, 2016. The decrease was the result of reduced legal costs and a recovery of an insurance deductible. The decrease was partially offset by an increase to bonus accrual and regulatory fees.

Research and development expenses. Research and development expenses of $635,165 for the nine months ended December 31, 2017 represented a decrease of 28% compared to $880,760 for the nine months ended December 31, 2016. The decrease was the result of decreased compensation, outside services, inventory usage and test materials.

Net income. Net income was $353,718 for the nine months ended December 31, 2017 compared to net loss of $612,415 for the nine months ended December 31, 2016. The net income increase was principally a result of higher gross profit and lower operating expenses, as explained above.

The results of operations for the three and nine months ended December 31, 2017 are not indicative of the results of operations for all or any part of the balance of the fiscal year.

Liquidity and Capital Resources

To date, a significant portion of our operating funds have been provided by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Common stock and additional paid in capital totaled $23,801,466 from inception through December 31, 2017.

In March 2016, we entered into a loan and security agreement with Crestmark Bank. The loan is due on demand and has no financial covenants. Under the agreement, we were provided with a line of credit that is not to exceed the lesser of $1,000,000 or 85% of eligible accounts receivable. The interest rate is prime rate plus 2%, with a floor of 5.5%, plus a monthly maintenance fee of 0.4%, based on the average monthly loan balance. Interest is charged on a minimum loan balance of $500,000, a loan fee of 1% annually, and an exit fee of 2% and 1% during years two and three, respectively. As of December 31, 2017, we had no borrowings from the credit facility and had an additional $555,218 available to borrow.

Our operations generated $494,404 of cash during the nine months ended December 31, 2017 on net revenue of $6,716,480. Cash was principally generated by net income, accounts receivable and accounts payable, and decreased by inventories, prepaid expenses and other assets, and accrued compensation and other accrued liabilities. The amounts of cash used by operations for the nine months ended December 31, 2017 are not indicative of the expected amounts of cash to be generated from or used in operations in fiscal year 2018. During the nine months ended December 31, 2017, we invested $41,647 in the acquisition of property and equipment. At December 31, 2017, we had $212,581 in cash and cash equivalents available to fund future operations. Working capital was $1,559,796 at December 31, 2017 compared to $1,104,218 at March 31, 2017. The increase of working capital at December 31, 2017 was the result of our net income and a decrease of current liabilities. Current liabilities were $1,005,317 at December 31, 2017 compared to $1,223,882 at March 31, 2017.

Effective November 9, 2017, we extended our noncancelable lease agreement through July 31, 2024 for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease includes base rent abatement for the first two months, or $55,583.33, and $145,000 of leasehold improvements granted by the landlord. At the start of the lease on August 1, 2019, the $145,000 will be recorded on our condensed balance sheets as leasehold improvements and deferred rent. The leasehold improvements will be amortized over the lesser of the lease term or the assets life and the deferred rent will be amortized against rent expense over the lease term. The minimum future lease payment, by fiscal year, as of December 31, 2017 is as follows:

Fiscal Year	Amount
2018 (three months remaining)	$71,259
2019	293,585
2020	266,550
2021	343,167
2022	357,667
2023	372,167
2024	386,667
2025	130,500
Total	2,221,562

Aside from the operating lease, we do not have any material contractual commitments requiring settlement in the future.

As of December 31, 2017, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$2,221,562	$291,448	$597,321	$722,584	610,209

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

Income Taxes
As of March 31, 2017, net operating loss carryforwards totaling approximately $12.1 million are available to reduce taxable income in the future. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the fiscal year ending March 31, 2019. We have not paid income taxes since our inception. U.S. corporate tax and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including changes in ownership interests. We have established a valuation allowance for the entire amount of our deferred tax asset since inception due to our history of losses. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. If some or all of the valuation allowance were reversed, then, to the extent of the reversal, a tax benefit would be recognized which would result in an increase to net income. There was no income tax effect in the third quarter results as a result of the U.S. corporate tax reform enacted in December.
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

(a)  We have carried out an evaluation under the supervision and with the participation of our management, including our President and CEO and Principal Accounting and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the President and CEO and the Principal Accounting and Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective.

(b)  During the quarter ended December 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6  -  Exhibits

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

10.1	Fifth Amendment to Office Building Lease dated November 9, 2017.
31.1	Certification of President and CEO under Rule 13a-14(a) of the Exchange Act (filed herewith).
31.2	Certification of Principal Financial and Accounting Officer under Rule 13a-14(a) of the Exchange Act (filed herewith).
32.1	Certifications of President and CEO and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101
The following materials from Encision Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Income, (iii) the unaudited Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged at Level I.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Encision Inc.
February 12, 2018
Date	/s/ Mala Ray
Controller Principal Accounting Officer & Principal Financial Officer