Form 10-K
period 2018-03-31
ENCISION INC
filed 2018-06-14
CIK 930775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K
(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2018
OR

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______  to _________

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

As of September 29, 2017, the aggregate market value of the shares of common stock held by non-affiliates of the issuer on such date was $2,470,513. This figure is based on the average bid and asked price of $0.35 per share of the issuer’s common stock on September 30, 2017 as quoted on the OTC Bulletin Board.

The number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date.

Common Stock, no par value	10,683,355
(Class)	(Outstanding at May 31, 2018)

Documents Incorporated by Reference: Definitive Proxy Statement for the 2017 Annual Shareholders' Meeting to be filed with the Securities and Exchange Commission and incorporated by reference as described in Part III. The 2017 Proxy Statement will be filed within 120 days after the end of the fiscal year ended March 31, 2018.

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

Business Highlights

Proprietary, Patented Technology

We have developed and launched patented AEM Surgical Instruments and Monitors that enhance patient safety and patient outcomes in laparoscopic surgical procedures. We have been issued 15 unexpired patents relating to AEM technology from the United States Patent and Trademark Office, each encompassing multiple claims, and which have between five and twenty years remaining. We also have patents relating to AEM technology issued in Europe, Japan, Canada and Australia.

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

Product Line has been Developed and Launched

Our AEM Surgical Instruments and Monitors have been engineered to provide a seamless transition for surgeons switching from conventional laparoscopic instruments. AEM technology has been integrated into instruments that have the same look, feel and functionality as conventional instruments that surgeons have been using for years. The AEM product line encompasses a full range of instrument sizes, types and styles favored by surgeons. Additionally, we continued to improve quality and added our AEM EndoShield® 2 Burn Protection System (“EndoShield 2”) during our fiscal year ended March 31, 2017. The EndoShield 2 can be used for a number of surgical procedures without reprocessing, reduces the customer’s cost per use significantly, and eliminates a significant barrier to adoption. Thus, hospitals can make a complete and smooth conversion to our product line, thereby advancing patient safety in MIS. In March 2017, we began to sell our next-generation AEM® Burn Protection Cable.

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

Developing Distribution Network is Advancing Utilization of AEM Technology

Our AEM technology, in the hands of a sales network with broad access to the surgery marketplace, will help to increase utilization and market share. Historically, our sales and marketing efforts have been hindered by our small size and limited distribution channels. While these limitations continue, we improved our sales network which provided new hospital accounts with AEM technology in our fiscal year ended March 31, 2018. Our supplier agreements with Group Purchasing Organizations (“GPOs”) and other key hospitals systems, such as Ascension and HPG, are beginning to expose more hospitals to the benefits of our AEM technology.

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

When a hospital decides to use our AEM technology, we make recurring sales to such hospital for replacement instruments. Sales from reusable and disposable AEM products in hospitals represented over 90% of our sales in the fiscal year ended March 31, 2018, and we expect this sales stream to grow as new hospitals increasingly adopt AEM technology and existing hospitals increase usage of AEM instrumentation. We also expect to increase the value per procedure delivered to our customers and, therefore, expect the dollars per procedure to increase. AEM Instruments are competitively priced compared to conventional laparoscopic instruments.

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

Stray electrosurgical burn injury can result from two causes – instrument insulation failure and capacitive coupling.  Instrument insulation failure can be a common occurrence with laparoscopic instruments. Conventional active electrodes for laparoscopic surgery are designed with the same basic construction – a single conductive element and an outer insulation coating. This insulation can fail during the course of normal use during surgery. One university study found insulation defects in new disposable instruments before they were used or after limited surgical use. It is also possible for instrument insulation to become flawed during the handling, cleaning and sterilization process. This common insulation failure can allow electrical currents to "spark" from the instrument to unintended and unseen tissue with potentially serious consequences for the patient, such as bowel perforations. Four different studies indicate that the insulation failure rate in reusable instruments can be as high as one in five. Capacitive coupling is another way stray electrosurgical energy can cause unintended burns during laparoscopy. Capacitive coupling is an electrical phenomenon that occurs when current is induced from the instrument to nearby tissue or another instrument despite intact insulation. This potential for capacitive coupling is present in all laparoscopic surgeries that utilize monopolar electrosurgery devices and are likely to occur outside the surgeon’s field of view.

Conventional, “non-shielded, non-monitored” laparoscopic instruments are susceptible to causing unintended, unseen burn injuries to the patient in MIS. Instrument insulation failure and capacitive coupling are the primary causes of stray electrosurgical burns in laparoscopy and are the two events over which the surgical team has traditionally had no control.  Although alternative forms to monopolar electrosurgery energy exist, these alternative energies tend to be less effective, take longer to achieve the desired surgical effect and are more costly.

Encision’s AEM Surgical Instruments

AEM technology eliminates the risk of stray electrical energy caused by instrument insulation failure and capacitive coupling, and thus prevents unintended burn injuries to patients.

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

Historical Perspective

We were organized as a Colorado corporation in 1991 and spent several years developing the AEM monitoring system and protective sheaths to adapt to conventional electrosurgical instruments. During this period, we conducted product trials and applied for patents with the United States Patent and Trademark Office and with International patent agencies. Our patents relate to the basic shielding and monitoring technologies that we incorporate into our AEM products. As of March 31, 2018, we have 15 unexpired United States patents relating to specific implementations of shielding and monitoring in instruments and continue to add patents as we further develop our proprietary technology and its applications.

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

Products

We produce and market a full line of AEM Instruments, which are “shielded and monitored” to prevent stray electrosurgical burns from insulation failure and capacitive coupling. Our product line includes a broad range of endo-mechanical instruments (scissors, graspers and dissectors), fixed-tip electrodes and suction-irrigation electrodes. These AEM Instruments are available in a wide array of reusable and disposable options. Also, we have a line of handles that are used for advanced laparoscopic procedures that incorporate stiffer shafts and ergonomic features. In addition, we market an AEM monitor product line that is used in conjunction with AEM Instruments. We introduced our AEM EndoShield® 2 Burn Protection System during our fiscal year ended March 31, 2017. The EndoShield 2 can be used for a number of surgical procedures without reprocessing, reduces the customer’s cost per use significantly, and eliminates a significant barrier to adoption. Thus, hospitals can make a complete and smooth conversion to our product line, thereby advancing patient safety in MIS. In March 2017, we began to sell our next-generation AEM® Burn Protection Cable. The EndoShield 2 integrates our patented AEM technology into a disposable smart cord and eliminates the need for a separate AEM monitor. It is changing the marketplace for electrosurgical devices and laparoscopic instruments by providing a solution to a well documented hazard unique to laparascopic surgery.

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

Research and Development

We aim to continually expand our AEM Instrument product line to satisfy the evolving needs of surgeons. For AEM technology to fully become a standard of care, we must satisfy surgeons’ preferred instrument shapes, sizes, styles and functionality with integrated AEM technology. This commitment includes expanding the styles of electrosurgical instruments available for MIS applications so that the conversion to AEM technology is transparent to surgeons and does not require significant change in their current surgical techniques. We employ full-time engineers and use independent contractors from time to time in our research and product development efforts. This group continuously explores ways to broaden and enhance the product line. Current research and development efforts are focused primarily on line-extension projects to further expand our AEM Instrument product offering to increase surgeons’ choices and options in laparoscopic surgery. Our research and development expenses were $842,081 in fiscal year 2018 and $1,126,630 in fiscal year 2017. We expense research and development costs for products and processes as incurred. Costs that are included in research and development expenses include direct salaries, contractor fees, materials, facility costs and administrative expenses that relate to research and development.

Manufacturing, Regulatory Affairs and Quality Assurance

We engage in various manufacturing and assembly activities at our leased facility in Boulder, Colorado. These operations include disposable scissor inserts manufacturing and assembly of our AEM Instrument system as well as fabrication, assembly and test operations for instruments, monitors and accessories. We also have relationships with a number of outside suppliers, including ATL Technology, LLC who accounted for approximately 23% of our purchases in fiscal year 2018, who provide primary sub-assemblies, various electronic and sheet metal components, and molded parts used in our products.

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

Patents, Patent Applications and Intellectual Proprietary Rights

We have invested heavily in an effort to protect our valuable technology, and, as a result of this effort, we have been issued 15 unexpired relevant patents that together form a significant intellectual property position. Our patents relate to the basic shielding and monitoring technologies that we incorporate into our AEM products. As of March 31, 2018, we have 15 unexpired United States patents relating to specific implementations of shielding and monitoring in instruments. As of March 31, 2018, there are between five and twenty years remaining on our AEM patents. We have five patent applications in process and we have four trademarks.

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

Sales of medical devices outside of the United States are subject to United States export requirements and foreign regulatory requirements. Legal restrictions on the sale of imported medical devices vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval and the requirements may differ. Our Certificate of Export from the United States Department of Health and Human Services has expired and we will seek to renew it. However, a specific foreign country in which we wish to sell our products may not accept or continue to accept the Certificate of Export. Entry into the European Economic Area market also requires prior certification of our quality system and product documentation. We achieved CE marking in August 2000, allowing a launch into the European marketplace. Maintenance of the CE marking status requires annual audits of the quality system and technical documentation by our European Notified Body, TUV Rheinland. The most recent audit was completed in October 2017. In addition to licensing, entry into the Canadian market now requires quality system certification to ISO 13485:2003. Our quality system was granted recertification in December 2017, and certification was verified by TUV Rheinland.

During our March 31, 2017 quarter, we received a letter from the FDA. The letter contained a questionnaire regarding Stray Energy and how to prevent patient injuries from Stray Energy during laparoscopic procedures. We provided the FDA with extensive information on burns and our program for eliminating them. A Safety Communication was released by the FDA on May 29, 2018. It is on the FDA's website at: https://www.fda.gov/MedicalDevices/Safety/AlertsandNotices/ucm608637.htm. The Safety Communication states that, "In addition to serving as an ignition source, monopolar energy use can directly result in unintended patient burns from capacitive coupling and intra-operative insulation failure. If a monopolar electrosurgical units (ESU) is used: Do not activate when near or in contact with other instruments.”

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

Employees

As of March 31, 2018, we employed 36 full-time and 2 part-time individuals, of which 7 full-time are engaged directly in research, development and regulatory activities, 15 full-time and 2 part-time in manufacturing/operations, 10 full-time in marketing and sales, and 4 full-time time in administrative positions. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

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

Among the factors that could cause future results and financial condition to be materially different from expectations are:

Our products may not be accepted by the market. The success of our products and our financial condition depends on the acceptance of AEM products by the medical community in commercially viable quantities during fiscal year 2019 and beyond. We cannot predict how quickly or how broadly AEM products will be accepted by the medical community. We need to continually educate the marketplace about the potential hazards involved in the use of conventional electrosurgical products during MIS procedures and the expected benefits associated with the use of AEM products. If we are unsuccessful in educating the marketplace about our technology and the hazards of conventional instruments, we will not create sufficient demand by hospitals and surgeons for AEM products and our financial condition, results of operations and cash flows could be adversely affected.

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

We may need additional funding to support our operations. We were formed in 1991 and have incurred losses of approximately $22 million since that date. We have primarily financed research, development and operational activities with issuances of our common stock and warrants, the exercise of stock options to purchase our common stock, stock-based compensation expense related to stock options and, in some years, by operating profits. At March 31, 2018, we had $114,538 in cash available to fund future operations and, in addition, access to a line of credit for $561,049. We may find that investment in sales, marketing, research and development initiatives, merited by market opportunity, may result in our operating at a net loss from quarter to quarter. We may also find ourselves at a competitive disadvantage due to our constrained liquidity. In March 2016, we entered into a loan and security agreement with Crestmark Bank. The loan is due on demand and has no financial covenants. Under the agreement, we were provided with a line of credit that is not to exceed the lesser of $1,000,000 or 85% of eligible accounts receivable. The interest rate is prime rate plus 2%, with a floor of 5.5%, plus a monthly maintenance fee of 0.4%, based on the average monthly loan balance. Interest is charged on a minimum loan balance of $500,000, a loan fee of 1% annually, and an exit fee of 1% during year three. As of March 31, 2018, we had no borrowings from the credit facility. There can be no assurance that we would be successful in obtaining alternative sources of funding to repay this obligation. Should we need additional financing, we may not be able to obtain it on terms acceptable to us or at all.

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

Our common stock is thinly traded, the prices at which it trades are volatile and the buying or selling actions of a few shareholders may adversely affect our stock price. As of May 31, 2018, we had a public float, which is defined as shares outstanding minus shares held by our officers, directors, or beneficial holders of greater than 5% of our outstanding common stock, of 5,763,179 shares, or 54% of our outstanding common stock. The average number of shares traded in any given day over the past year has been relatively small compared to the public float. Thus, the actions of a few shareholders either buying or selling shares of our common stock may adversely affect the price of the shares. Historically, thinly-traded securities such as our common stock have experienced extreme price and volume fluctuations that do not necessarily relate to operating performance.

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

Item 2.  Properties

We lease 28,696 square feet of office and manufacturing space under noncancelable lease agreements through July 31, 2024 at 6797 Winchester Circle, Boulder, Colorado. We believe that our existing facilities are adequate for our current operations.

Item 3.  Legal Proceedings

None at March 31, 2018.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

During our fiscal years 2018 and 2017, our common stock has been quoted on the Pink tier, operated by the OTC Markets Group, Inc. The ticker symbol “ECIA” has been assigned to our common stock for over-the-counter quotations. The following table shows the range of high and low bid quotations for each share of our common stock on the these markets, for the periods indicated. The bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2018		2017
Fiscal	High	Low	High	Low
First quarter	$0.51	$0.32	$0.45	$0.31
Second quarter	$0.47	$0.30	$0.40	$0.28
Third quarter	$0.56	$0.36	$0.40	$0.19
Fourth quarter	$0.48	$0.28	$0.45	$0.26

We have never paid cash dividends on our common stock and have no present plans to do so. We presently intend to retain any cash generated from operations in the future for use in our business. As of March 31, 2018, there were approximately 94 holders of record of our common stock.

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

Possibility of Operating Losses.  We have an accumulated deficit of $21,614,051 at March 31, 2018. We have made significant strides toward improving our operating results. However, due to the ongoing need to develop new products, the need to develop, optimize and train our sales distribution network and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss in future periods.

Sales Growth.  We expect to generate increased sales in the U.S. from sales to new hospital customers and to grow AEM instrumentation sales to existing accounts. In fiscal year 2019, we will focus on growing our AEM franchise through a campaign focused on the clinical, economic and safety benefits of AEM technology, a medico-legal initiative and our new AEM products. In addition, prior years’ efforts in vertical integration have given us three core competencies – electrosurgery, instrument design, and manufacturing – which we expect will allow us to increase sales from our strategic partnership initiatives. Our goal is to offer our customers an AEM disposable counterpart for each AEM reusable instrument.

Gross Margin.  We believe that if our fiscal year 2019 revenues increase, then our fiscal year 2019 gross profit and gross margin, as a percentage of revenue, will increase due to a higher gross margin on product revenue as a result of an increase in product produced.

Sales and Marketing Expenses. We continue our efforts to expand domestic and international distribution capability, and we believe that sales and marketing expenses will need to be maintained at a healthy level in order to expand our market visibility and optimize the field sales capability of converting new hospital customers to AEM technology. Sales and marketing expenses are expected to increase as we increase our marketing efforts to support our direct sales representatives. In fiscal year 2019, we expect to have eleven direct sales managers. Each direct sales manager also manages a separate territory.

Manufacturing. We believe that we will be able to achieve cost reductions, and provide better control over quality and consistency, by producing products on our own. We manufacture our own disposable scissor inserts and are exploring other products that we may manufacture internally.

Research and Development Expenses. Research and development expenses are expected to increase to support expansion to our AEM product line, which will further expand the instrument options for the surgeon. New refinements to AEM product lines are planned for introduction in fiscal year 2019.

Results of Operations

Net Revenue. Our net revenue for the fiscal year ended March 31, 2018 (“FY 18”) was $8,754,279, and for the fiscal year ended March 31, 2017 (“FY 17”), net revenue was $8,869,599. This represents a decrease of $115,320, or 1%, in FY 18 from FY 17. The decrease is attributable to business lost from hospitals that stopped or reduced using AEM technology. This was partially offset by new hospital accounts for AEM technology, which increased the installed base of users of reusable and disposable AEM Surgical Instruments and by net revenue of $492,200 from an order for non-AEM product.

Gross profit.  Gross profit in FY 18 was $5,007,023 which represented an increase of $601,558, or 14%, from gross profit in FY 17 of $4,405,465. Gross profit margin was 57% of net revenue for FY 18 and 50% of net revenue for FY 17. The gross profit margin increase from FY 17 was due to product mix, lower scrap costs and lower costs in manufacturing operations.

Sales and marketing expenses.  Sales and marketing expenses were $2,311,767 in FY 18, a decrease of $199,684, or 8%, from $2,511,451 in FY 17. The decrease was the result of reduced commissions and sales samples. The net decrease was partially offset by increased trade shows.

General and administrative expenses.  General and administrative expenses were $1,457,342 in FY 18, an increase of $1,714 from $1,455,628 in FY 17. The increase was the result of bonus accrual and regulatory fees. The net increase was partially offset by decreased bad debt, legal fees, and outside accountants.

Research and development expenses.  Research and development expenses were $842,081 in FY 18, a decrease of $284,549 or 25%, from $1,126,630 in FY 17. The decrease was the result of decreased compensation, inventory usage, outside services, test materials and cost allocations. The net decrease was partially offset by increased test materials.

Net income and loss.  Net income in FY 18 of $335,559 represented an income increase of $1,064,852 compared to FY 17 net loss of $729,293. The increased income was the result of increased gross profit and reduced operating expenses, as discussed above. The net income increase was partially offset by reduced net revenue, as discussed above.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock and, in some years, by operating profits. To date, common stock and additional paid in capital totaled $23,817,912 from our inception through March 31, 2018. Our operations provided $419,441 and $22,888 of cash in FY 18 and FY 17, respectively, on net revenue of $8,754,279 and $8,869,599 in FY 18 and FY 17, respectively. These amounts of cash provided by operations are not indicative of the expected cash to be generated from or used by operations in the fiscal year ending March 31, 2019 (“FY 19”). As of March 31, 2018, we had $114,538 in cash and cash equivalents, and had an additional $561,049 available under our credit facility to fund future operations. Working capital was $1,575,681 at March 31, 2018 compared to $1,104,218 at March 31, 2017. The increase in working capital was primarily caused by an increase of inventories and a decrease in our line of credit. Current liabilities were $1,038,485 at March 31, 2018, compared to $1,223,882 at March 31, 2017. The decrease in current liabilities at March 31, 2018 was primarily caused by a decrease in our line of credit.

In March 2016, we entered into a loan and security agreement with Crestmark Bank. The loan is due on demand and has no financial covenants. Under the agreement, we were provided with a line of credit that is not to exceed the lesser of $1,000,000 or 85% of eligible accounts receivable. The interest rate is prime rate plus 2%, with a floor of 5.5%, plus a monthly maintenance fee of 0.4%, based on the average monthly loan balance. Interest is charged on a minimum loan balance of $500,000, a loan fee of 1% annually, and an exit fee of 1% during year three. As of March 31, 2018, we had no borrowings from the credit facility and had an additional $561,049 available to borrow.

We believe that the unique performance of AEM technology and our breadth of independent endorsements provide an opportunity for market share growth. We believe that the market awareness of AEM technology and its endorsements is continually improving and that this will benefit revenue efforts in FY 19. We believe that we enter FY 18 having achieved improvements in the clinical credibility of our technology. Our FY 19 operating plan is focused on growing revenue, increasing gross profits, increasing research and development costs while increasing profits and positive cash flows. We cannot predict with certainty the expected revenue, gross profit, net income or loss and usage of cash and cash equivalents for FY 19. We believe that cash resources and borrowing capacity will be sufficient to fund our operations for at least the next twelve months under our current operating plan. If we are unable to manage business operations in line with our budget expectations, it could have a material adverse effect on business viability, financial position, results of operations and cash flows. Further, if we are not successful in sustaining profitability and remaining at least cash flow break-even, additional capital may be required to maintain ongoing operations.

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

Income Taxes

As of March 31, 2018, net operating loss carryforwards totaling approximately $11.7 million were available to reduce taxable income in the future. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in fiscal year 2019. We have not paid income taxes since our inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including changes in our ownership. We have established a valuation allowance for the entire amount of our deferred tax asset since inception due to our history of losses. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed.

Off-Balance Sheet Financing Arrangements

Except as described below, we do not utilize variable interest entities or other off-balance sheet financial arrangements.

We have a commitment for our facility at 6797 Winchester Circle, Boulder, Colorado. Rent expense for our facilities for the fiscal years ended March 31, 2018 and 2017 was $252,911 and $253,482, respectively.

Contractual Obligations

Effective November 9, 2017, we extended our noncancelable lease agreement through July 31, 2024 for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease includes base rent abatement for the first two months, or $55,583, and $145,000 of leasehold improvements granted by the landlord. At the start of the lease on August 1, 2019, the $145,000 will be recorded on our condensed balance sheets as leasehold improvements and deferred rent. The leasehold improvements will be amortized over the lesser of the lease term or the assets life and the deferred rent will be amortized against rent expense over the lease term. The minimum future lease payment, by fiscal year, as of March 31, 2018 is as follows:

Fiscal Year	Amount
2019	$295,365
2020	322,738
2021	343,167
2022	357,667
2023	372,167
2024	386,667
2025	130,500
Total	$2,208,271

In March 2016, we entered into a loan and security agreement with Crestmark Bank. The loan is due on demand and has no financial covenants. The credit facility is secured by all tangible and intangible assets, whether now owned or hereafter acquired, wherever located.

As of March 31, 2018, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease obligations	$2,208,271	$295,365	$665,905	$729,834	$517,167

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

Item 8.  Financial Statements and Supplementary Data

The following financial statements are included in this Report:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Encision Inc.
Boulder, Colorado

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Encision Inc. as of March 31, 2018 and 2017 and the related statements of operations, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Encision Inc. as of March 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to Encision Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Encision Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risk of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Eide Bailly LLP

We have served as the Company’s auditor since 2008.

Denver, Colorado
June 14, 2018

Encision Inc.
Balance Sheets

	March 31, 2018	March 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$114,538	$45,117
Restricted cash	25,000	50,000
Accounts receivable, net of allowance for doubtful accounts of $20,500 at March 31, 2018 and $33,000 at March 31, 2017	962,639	1,042,281
Inventories, net of reserve for obsolescence of $21,000 at March 31, 2018 and $50,000 at March 31, 2017	1,437,159	1,128,412
Prepaid expenses	74,830	62,290
Total current assets	2,614,166	2,328,100
Equipment:
Furniture, fixtures and equipment, at cost	3,021,968	3,161,687
Accumulated depreciation	(2,673,037)	(2,693,302)
Equipment, net	348,931	468,385
Patents, net of accumulated amortization of $238,571 at March 31, 2018 and $212,345 at March 31, 2017	270,504	253,980
Other assets	18,873	16,450
TOTAL ASSETS	$3,252,474	$3,066,915
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$466,418	$402,914
Accrued compensation	257,133	267,399
Other accrued liabilities	284,550	248,130
Line of credit	––	275,055
Deferred rent	30,384	30,384
Total current liabilities	1,038,485	1,223,882
Long-term liability:
Deferred rent	10,128	40,512
Total liabilities	1,048,613	1,264,394
Commitments and contingencies (Note 4)
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	––	––
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 10,683,355 issued and outstanding at March 31, 2018 and 2017	23,817,912	23,752,131
Accumulated (deficit)	(21,614,051)	(21,949,610)
Total shareholders’ equity	2,203,861	1,802,521
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,252,474	$3,066,915

The accompanying notes to financial statements are an integral part of these statements.

Encision Inc.
Statements of Operations

Years Ended	March 31, 2018	March 31, 2017
NET REVENUE	$8,754,279	$8,869,599
COST OF REVENUE	3,747,256	4,464,134
GROSS PROFIT	5,007,023	4,405,465
OPERATING EXPENSES:
Sales and marketing	2,311,767	2,511,451
General and administrative	1,457,342	1,455,628
Research and development	842,081	1,126,630
Total operating expenses	4,611,190	5,093,709
OPERATING INCOME (LOSS)	395,833	(688,244)
Interest expense, net	(60,643)	(59,721)
Other income (expense), net	369	18,672
Interest and other income (expense), net	(60,274)	(41,049)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	335,559	(729,293)
Provision for income taxes	––	––
NET INCOME (LOSS)	$335,559	$(729,293)
Net income (loss) per share—basic	$0.03	$(0.07)
Net income (loss) per share—diluted	$0.03	$(0.07)
Weighted average shares—basic	10,683,355	10,677,080
Weighted average shares—diluted	10,707,126	10,677,080

The accompanying notes to financial statements are an integral part of these statements.

Encision Inc.
Statements of Shareholders’ Equity

	Shares of Common Stock	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
BALANCES AT MARCH 31, 2016	10,673,225	$23,682,365	$(21,220,317)	$2,462,048
Net loss	––	––	(729,293)	(729,293)
Compensation expense related to equities	––	69,766	––	69,766
Common stock issued	10,130	––	––	––
BALANCES AT MARCH 31, 2017	10,683,355	$23,752,131	$(21,949,610)	$1,802,521
Net income	––	––	335,559	335,559
Compensation expense related to equities	––	65,781	––	65,781
BALANCES AT MARCH 31, 2018	10,683,355	$23,817,912	$(21,614,051)	$2,203,861

The accompanying notes to financial statements are an integral part of these statements.

Encision Inc.
Statements of Cash Flows

Years Ended	March 31, 2018	March 31, 2017
Cash flows from operating activities:
Net income (loss)	$335,559	$(729,293)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	202,895	224,877
Stock-based compensation expense related to stock options	65,781	69,766
(Recovery from) provision for doubtful accounts, net change	(12,500)	24,000
(Recovery from) inventory obsolescence, net change	(29,000)	(360,000)
Change in operating assets and liabilities:
Accounts receivable	92,142	(226,431)
Inventories	(279,747)	962,335
Prepaid expenses and other assets	(14,963)	29,175
Accounts payable	63,504	47,024
Accrued compensation and other accrued liabilities	(4,230)	(18,565)
Net cash provided by operating activities	419,441	22,888
Cash flows from investing activities:
Acquisition of property and equipment	(56,562)	(105,357)
Patent costs	(43,403)	(27,818)
Net cash used in investing activities	(99,965)	(133,175)
Cash flows from financing activities:
Paydowns to credit facility, net change	(275,055)	(112,436)
Change in restricted cash	25,000	(25,000)
Net cash used in financing activities	(250,055)	(137,436)
Net increase (decrease) in cash and cash equivalents	69,421	(247,723)
Cash and cash equivalents, beginning of fiscal year	45,117	292,840
Cash and cash equivalents, end of fiscal year	$114,538	$45,117

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$50,643	$49,980

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

We have an accumulated deficit of $21,614,051 at March 31, 2018. Operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock, and by operating profits. Our liquidity has diminished because of prior years’ operating losses, and we may be required to seek additional capital in the future.

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

Concentration of Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents, accounts receivable and accounts payable. The carrying value of all financial instruments approximates fair value. The amount of cash on deposit with financial institutions occasionally exceeds the $250,000 federally insured limit at March 31, 2018. However, we believe that cash on deposit that exceeds $250,000 in the financial institutions is financially sound and the risk of loss is minimal.

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

A summary of the activity in our allowance for doubtful accounts is as follows:

Years Ended	March 31, 2018	March 31, 2017
Balance, beginning of year	$33,000	$9,000
Provision for (recoveries of) estimated losses	(10,982)	24,352
Write-off of uncollectible accounts	(1,518)	(352)
Balance, end of year	$20,500	$33,000

The net accounts receivable balance at March 31, 2018 of $962,639 included no more than 7% from any one customer. The net accounts receivable balance at March 31, 2017 of $1,042,281 included no more than 5% from any one customer.

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

Years Ended	March 31, 2018	March 31, 2017
Balance, beginning of year	$20,000	$20,000
Provision for estimated warranty claims	(10,741)	2,482
Claims made	(741)	(2,482)
Balance, end of year	$10,000	$20,000

Inventories.  Inventories are stated at the lower of cost (first-in, first-out basis) or market. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At March 31, 2018 and 2017, inventory consisted of the following:

	March 31, 2018	March 31, 2017
Raw materials	$941,964	$857,345
Finished goods	516,195	321,067
Total gross inventories	1,458,159	1,178,412
Less reserve for obsolescence	(21,000)	(50,000)
Total net inventories	$1,437,159	$1,128,412

A summary of the activity in our inventory reserve for obsolescence is as follows:

Years Ended	March 31, 2018	March 31, 2017
Balance, beginning of year	$50,000	$410,000
Provision for estimated obsolescence	3,816	104,700
Write-off of obsolete inventory	(32,816)	(464,700)
Balance, end of year	$21,000	$50,000

Property and Equipment.  Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally three to seven years. We use the straight-line method of depreciation for property and equipment. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized. Depreciation expense for the years ended March 31, 2018 and 2017 was $176,016 and $198,149, respectively.

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

Patents.  The costs of applying for patents are capitalized and amortized on a straight-line basis over the lesser of the patent’s economic or legal life (20 years from the date of application in the United States). Capitalized costs are expensed if patents are not issued. We review the carrying value of our patents periodically to determine whether the patents have continuing value and such reviews could result in the conclusion that the recorded amounts have been impaired. A summary of our patents at March 31, 2018 and 2017 is as follows:

	March 31, 2018	March 31, 2017
Patents issued	$447,430	$424,080
Accumulated amortization	(233,390)	(208,479)
Patents issued, net of accumulated amortization	214,040	215,601
Patent applications	61,645	42,245
Accumulated amortization	(5,181)	(3,866)
Patent applications, net of accumulated amortization	56,464	38,379
Total net patents and patent applications	$270,504	$253,980

The expected annual amortization expense related to patents and patent applications as of March 31, 2018, for the next five fiscal years, is as follows:

Fiscal Year	Amount
2019	$24,629
2020	24,629
2021	21,712
2022	20,253
2023 and following	179,281
Total	$270,504

Other Accrued Liabilities.  At March 31, 2018 and 2017, other accrued liabilities consisted of the following:

	March 31, 2018	March 31, 2017
Bonus	$108,000	$––
Warranty	10,000	20,000
Sales commissions	45,068	88,715
Lease normalization	23,939	31,828
Sales and use tax	17,434	16,505
Marketing fees	7,278	8,466
Professional fees	37,500	47,596
Payroll taxes	24,114	24,577
Miscellaneous	11,217	10,443
Total other accrued liabilities	$284,550	$248,130

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

Advertising Costs.  We expense advertising costs as incurred. Advertising expense for the years ended March 31, 2018 and 2017 was minimal.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our statements of operations for fiscal years 2018 and 2017 included compensation expense for share-based payment awards granted prior to, but not yet vested as of March 31, 2018, based on the grant date fair value. Compensation expense for all share-based payment is recognized using the straight-line, single-option method. As stock-based compensation expense recognized in the accompanying statements of operations for fiscal years 2018 and 2017 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Stock-based compensation expense recognized under ASC 718 for fiscal years 2018 and 2017 was $65,781 and $69,766, respectively, which consisted of stock-based compensation expense related to director and employee stock options.

Stock-based compensation expense related to director and employee stock options under ASC 718 for fiscal years 2018 and 2017 was allocated as follows:

Years Ended	March 31, 2018	March 31, 2017
Cost of sales	$2,157	$2,648
Sales and marketing	13,679	12,645
General and administrative	45,513	49,333
Research and development	4,432	5,140
Stock-based compensation expense	$65,781	$69,766

Segment Reporting.  We have concluded that we have one operating segment.

Basic and Diluted Income per Common Share.  Net income per share is calculated in accordance with ASC Topic 260, "Earnings Per Share" ("ASC 260"). Under the provisions of ASC 260, basic net income per common share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing the net income for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. Because we had a loss in fiscal years 2018 and 2017, the shares used in the calculation of dilutive potential common shares exclude options to purchase shares and RSUs. Therefore, basic net loss per common share equals dilutive net loss per common share:

The following table presents the calculation of basic and diluted net income (loss) per share:

Years Ended	March 31, 2018	March 31, 2017
Net income (loss)	$335,559	$(729,293)
Weighted-average shares — basic	10,683,355	10,677,080
Effect of dilutive potential common shares	23,771	—
Weighted-average shares — basic and diluted	10,707,126	10,677,080
Net loss per share — basic and diluted	$0.03	$(0.07)
Antidilutive equity units	983,765	954,286

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

Under ASC 718, the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of financial information in accordance with ASC 718. The use of a Black-Scholes model requires the use of actual employee exercise behavior data and the use of a number of assumptions including expected volatility, risk-free interest rate and expected dividends. Employee stock options for 200,000 and 285,000 shares of stock were granted during fiscal years 2018 and 2017, respectively.

As of March 31, 2018, $135,000 of total unrecognized compensation costs related to nonvested stock is expected to be recognized over a period of five years. The assumptions for employee stock options are summarized as follows:

Years Ended	March 31, 2018	March 31, 2017
Risk-free interest rate	1.8% to 1.9%	1.1% to 1.7%
Expected life (in years)	5.0	5.0
Expected volatility	93% to 95%	81% to 87%
Expected dividend	0%	0%

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

The total fair value of options granted was computed to be approximately $64,898 and $474,000, for the fiscal years ended March 31, 2018 and 2017, respectively. For disclosure purposes, these amounts are amortized ratably over the vesting periods of the options. Effects of stock-based compensation, net of the effect of forfeitures, totaled $65,781 and $69,766 for fiscal years 2018 and 2017, respectively.

The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the use of assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options. A summary of our stock option activity and related information for equity compensation plans approved by security holders for each of the fiscal years ended March 31, 2018 and 2017 is as follows:

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT MARCH 31, 2016	411,000	$0.85
Granted	285,000	0.31
Forfeited/expired	(11,000)	0.86
BALANCE AT MARCH 31, 2017	685,000	$0.63
Granted	200,000	0.45
Forfeited/expired	(126,750)	0.75
BALANCE AT MARCH 31, 2018	758,250	$0.56

A summary of our stock option activity and related information for equity compensation plans not approved by security holders for the fiscal year ended March 31, 2018 is as follows:

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT MARCH 31, 2016	245,000	$0.96
Granted	—	—
Forfeited/expired	—	—
BALANCE AT MARCH 31, 2017	245,000	$0.96
Granted	—	—
Forfeited/expired	(20,000)	1.00
BALANCE AT MARCH 31, 2018	225,000	$0.96

The following table summarizes information about employee stock options outstanding and exercisable at March 31, 2018:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$0.30 - $0.74	568,250	3.4	$0.42	226,954	$0.43
$0.82 - $1.01	325,000	0.8	$0.87	275,812	$0.87
$1.15 - $1.50	90,000	0.4	$1.26	83,395	$1.26
	983,250	2.2	$0.65	586,161	$0.76

A summary of our RSU activity and related information for equity compensation plans approved by security holders for the fiscal year ended March 31, 2018 is as follows:

	RSUs OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT MARCH 31, 2017	24,286	$0.62
Granted	—	—
Forfeited/expired	—	—
BALANCE AT MARCH 31, 2018	24,286	$0.62

The 983,250 options outstanding as of March 31, 2018 are nonqualified stock options. The exercise price of all options granted through March 31, 2018 has been equal to or greater than the fair market value, as determined by our Board of Directors or based upon publicly quoted market values of our common stock on the date of the grant. As of March 31, 2018, 62,464 equity units for our common stock remain available for grant under the Plan.

4. Commitments and Contingencies

Effective November 9, 2017, we extended our noncancelable lease agreement through July 31, 2024 for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease includes base rent abatement for the first two months, or $55,583, and $145,000 of leasehold improvements granted by the landlord. At the start of the lease on August 1, 2019, the $145,000 will be recorded on our condensed balance sheets as leasehold improvements and deferred rent. The leasehold improvements will be amortized over the lesser of the lease term or the assets life and the deferred rent will be amortized against rent expense over the lease term. The minimum future lease payment, by fiscal year, as of March 31, 2018 is as follows:

Fiscal Year	Amount
2019	$295,365
2020	322,738
2021	343,167
2022	357,667
2023	372,167
2024	386,667
2025	130,500
Total	$2,208,271

In March 2016, we entered into a loan and security agreement with Crestmark Bank. The loan is due on demand and has no financial covenants. Under the agreement, we were provided with a line of credit that is not to exceed the lesser of $1,000,000 or 85% of eligible accounts receivable. The interest rate is prime rate plus 2%, with a floor of 5.5%, plus a monthly maintenance fee of 0.4%, based on the average monthly loan balance. Interest is charged on a minimum loan balance of $500,000, a loan fee of 1% annually, and an exit fee of 1% during year three. As of March 31, 2018, we had no borrowings from the credit facility and had an additional $561,049 available to borrow.

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine our and their compliance with these regulations. As of March 31, 2018, we believe we were in substantial compliance with all known regulations. FDA inspections are conducted periodically at the discretion of the FDA. We were last inspected in December 2012 and were notified of five observations from that inspection, none of which we believe to be material.

Our obligation with respect to employee severance benefits is minimized by the “at will” nature of the employee relationships. Our total obligation with respect to contingent severance benefit obligations was none as of March 31, 2018 and 2017.

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

The following is a reconciliation between the effective rate and the federal statutory rate used in determining deferred tax assets:

Years Ended	March 31, 2018	March 31, 2017
Expected income tax rate	$103,000	$(248,000)
State income taxes, net of federal tax benefit	12,000	(26,000)
Change in valuation allowance	(1,650,000)	248,000
Other permanent differences	27,000	26,000
Rate change	1,491,000	––
Other differences	17,000	––
Income tax expense	$––	$––

The components of the net accumulated deferred income tax asset (liability) are as follows:

Years Ended	March 31, 2018	March 31, 2017
Other deferred assets	$45,000	$99,000
Valuation allowance	(45,000)	(99,000)
Current deferred tax assets	––	––

Credits and net operating loss carryforwards	3,003,000	4,775,000
Valuation allowance	(3,003,000)	(4,775,000)
Long-term deferred tax assets	––	––

Total deferred tax assets	––	––
Valuation allowance	––	––
Long-term deferred tax liabilities	––	––

Total deferred tax liabilities	––	––

Net deferred tax assets (liabilities)	$––	$––

The primary components of our deferred tax assets are describe below:

Years Ended	March 31, 2018	March 31, 2017
Differences in reporting long-term assets	$45,000	$99,000
Credits and net operating loss carryforwards	3,003,000	4,775,000
Less valuation allowance	(3,048,000)	(4,874,000)
Total deferred tax assets	$––	$––

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which net operating losses and reversal of timing differences may offset taxable income. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Due to the Company’s lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance.

The reduced deferred tax assets and valuation allowance at March 31, 2018 primarily reflects the impact of complying with the Tax Cuts and Jobs Act of 2017. As of March 31, 2018, we had approximately $11.7 million of net operating loss carryovers for tax purposes. Additionally, we have approximately $239,000 of research and development tax credits available to offset future federal income taxes. The net operating loss and credit carryovers begin to expire in the fiscal year ended March 31, 2019. In the fiscal year ended March 31, 2019, net operating loss of approximately $1,8 million will expire if sufficient taxable income is not available to use it. In fiscal years ended after March 31, 2019, net operating losses expire at various dates through March 31, 2037. Our net operating loss carryovers at March 31, 2018 include $455,000 in income tax deductions related to stock options which will be tax effected and the benefit will be reflected as a credit to additional paid-in capital when realized. As such, these deductions are not reflected in our deferred tax assets. The Internal Revenue Code contains provisions, which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests.

6.   Major Customers/Suppliers

We depend on sales that are generated from hospitals’ ongoing usage of AEM surgical instruments. In fiscal year 2018, we generated sales from over 300 hospitals that have changed to AEM products, but no hospital customer contributed more than 4% to the total sales. We have a relationship with ATL Technology, LLC who accounted for approximately 23% of our purchases in fiscal year 2018.

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

8.  Related Party Transaction

We paid consulting fees of $73,195 and $79,167 to an entity owned by one of our directors in fiscal years 2018 and 2017, respectively.

9. Subsequent Events

Management evaluated all activity of us and concluded that, as of the date the financial statements were issued, no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Item 9   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
None

Item 9A(T).  Controls and Procedures.

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2018. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.

Based on its assessment of internal control over financial reporting, management has concluded that, as of March 31, 2018, our internal control over financial reporting was effective.

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

Changes In Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information
 None

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.
Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2018 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2018.

Item 11.  Executive Compensation.
Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2018 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2018.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2018 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2018.
The following table summarizes certain information regarding our equity compensation plan as of March 31, 2018:

Plan Category	Number of securities to be issued upon exercise of outstanding equity units	Weighted-average exercise price of equity units	Number of securities remaining available for future issuance under equity units plan
Equity compensation plans approved by security holders	782,536	$0.56	62,464
Equity compensation plans not approved by security holders	225,000	$0.96	––
Total	1,007,536	$0.65	62,464

Item 13.  Certain Relationships and Related Transactions, and Director Independence.
Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2018 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2018.

Item 14.  Principal Accounting Fees and Services.

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2018 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2018.

PART IV
Item 15.  Exhibits, Financial Statement Schedules.
(b)  Exhibits - The following exhibits are attached to this report on Form 10-K or are incorporated herein by reference:
3.2	Bylaws of the Company. (Incorporated by reference from Current Report on Form 8-K filed on October 30, 2007).
3.3	First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 31, 2017).
10.1	Lease Agreement dated June 3, 2004 between Encision Inc. and DaPuzzo Investment Group, LLC (Incorporated by reference from Quarterly Report on Form 10-QSB filed on August 12, 2004).
10.2	Encision Inc. 2007 Stock Option Plan (Incorporated by reference from Proxy Statement dated June 30, 2007). †
10.3	Encision Inc. 2014 Stock Option Plan (Incorporated by reference from Proxy Statement dated July 11, 2014). †
10.4	Employment Agreement, dated December 17, 2013, between Encision Inc. and Gregory J. Trudel (Incorporated by reference from Current Report on Form 8-K filed on December 23, 2013). †
10.5	Employment Agreement, dated November 14, 2016, between Encision Inc. and Gregory J. Trudel (Incorporated by reference to Exhibit 10-1 to our Current Report on Form 8-K filed on November 18, 2016). †
10.6	Loan and Security Agreement between Encision Inc. and Crestmark Bank dated March 15, 2016 (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K filed on June 14, 2016).
10.7	Fifth Amendment to Office Building Lease dated November 9, 2017 (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed February 12, 2018).

31.1	Section 302 Certification of Principal Executive Officer **
31.2	Section 302 Certification of Principal Financial and Accounting Officer **
32.1	Section 906 Certifications **
101	Interactive Data Files

†	Denotes management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCISION INC.

Dated: June 14, 2018	By:	/s/ Mala Ray
Mala Ray Controller Principal Accounting Officer & Principal Financial Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mala Ray	June 14, 2018
Mala Ray Controller Principal Accounting Officer & Principal Financial Officer

/s/ Patrick W. Pace	June 14, 2018
Patrick W. Pace Director

/s/ Robert H. Fries	June 14, 2018
Robert H. Fries Director

/s/ Vern D. Kornelsen	June 14, 2018
Vern D. Kornelsen Director

/s/ Gregory J. Trudel	June 14, 2018
Gregory J. Trudel President and CEO Principal Executive Officer Director

/s/ David W. Newton	June 14, 2018
David W. Newton Vice President - Technology Director