Form 10-Q
period 2018-09-30
ENCISION INC
filed 2018-11-13
CIK 930775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2018
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   [_]      No    [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	10,683,355 Shares
(Class)	(outstanding at October 31, 2018)

ENCISION INC.

FORM 10-Q

For the Three and Six Months Ended September 30, 2018

INDEX

Page
Number

			Page Number
PART I.	FINANCIAL INFORMATION
ITEM 1	–	Condensed Interim Financial Statements:
	–	Condensed Balance Sheets as of September 30, 2018 and March 31, 2018	3
	–	Condensed Statements of Operations for the Three and Six Months Ended September 30, 2018 and 2017	4
	–	Condensed Statements of Cash Flows for the Three and Six Months Ended September 30, 2018 and 2017	5
	–	Notes to Condensed Interim Financial Statements	6

ITEM 2	–	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 4	–	Controls and Procedures	15

PART II.	OTHER INFORMATION

ITEM 6	–	Exhibits	16

SIGNATURE			17

PART I  FINANCIAL INFORMATION

ITEM 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

Encision Inc.
Condensed Balance Sheets
(unaudited)

	September 30, 2018	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$162,031	$114,538
Restricted cash	25,000	25,000
Accounts receivable, net of allowance for doubtful accounts of $19,000 at September 30, 2018 and $20,500 at March 31, 2018	1,107,240	962,639
Inventories, net of reserve for obsolescence of $25,000 at September 30, 2018 and $21,000 at March 31, 2018	1,367,847	1,437,159
Prepaid expenses	99,072	74,830
Total current assets	2,761,190	2,614,166
Equipment, at cost:
Furniture, fixtures and equipment	3,031,950	3,021,968
Accumulated depreciation	(2,750,546)	(2,673,037)
Equipment, net	281,404	348,931
Patents, net of accumulated amortization of $253,382 at September 30, 2018 and $238,571 at March 31, 2018	260,558	270,504
Other assets	18,873	18,873
TOTAL ASSETS	$3,322,025	$3,252,474
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$569,473	$466,418
Accrued compensation	285,007	257,133
Other accrued liabilities	161,267	284,550
Deferred rent	––	30,384
Total current liabilities	1,015,747	1,038,485
Long-term liability:
Deferred rent	45,778	10,128
Total liabilities	1,061,525	1,048,613
Commitments and contingencies (Note 4)
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	––	––
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 10,683,355 shares issued and outstanding at September 30, 2018 and March 31, 2018	23,843,655	23,817,912
Accumulated (deficit)	(21,583,155)	(21,614,051)
Total shareholders’ equity	2,260,500	2,203,861
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,322,025	$3,252,474

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
NET REVENUE	$2,196,511	$2,162,579	$4,600,804	$4,526,175
COST OF REVENUE	991,463	903,919	2,094,641	1,923,414
GROSS PROFIT	1,205,048	1,258,660	2,506,163	2,602,761
OPERATING EXPENSES:
Sales and marketing	656,436	574,191	1,432,221	1,175,320
General and administrative	321,707	365,264	641,966	689,264
Research and development	186,577	189,855	353,250	411,189
Total operating expenses	1,164,720	1,129,310	2,427,437	2,275,773
OPERATING INCOME	40,328	129,350	78,726	326,988
Interest expense, net	(28,188)	(13,696)	(46,639)	(28,822)
Other income (expense), net	172	612	(1,192)	(517)
Interest expense and other income (expense), net	(28,016)	(13,084)	(47,831)	(29,339)
INCOME BEFORE PROVISION FOR INCOME TAXES	12,312	116,266	30,895	297,649
Provision for income taxes	––	––	––	––
NET INCOME	$12,312	$116,266	$30,895	$297,649
Net income per share—basic and diluted	$0.00	$0.01	$0.00	$0.03
Weighted average shares—basic	10,683,355	10,683,355	10,683,355	10,683,355
Weighted average shares—diluted	10,717,547	10,692,471	10,711,441	10,691,764

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	September 30, 2018	September 30, 2017
Operating activities:
Net income	$30,895	$297,649
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	92,320	102,480
Share-based compensation expense	25,744	33,192
(Recovery from) provision for doubtful accounts, net	(1,500)	(24,000)
(Recovery from) provision for inventory obsolescence, net	4,000	(10,000)
Changes in operating assets and liabilities:
Accounts receivable	(143,101)	145,508
Inventories	65,312	(75,695)
Prepaid expenses and other assets	(24,242)	(91,899)
Accounts payable	103,055	2,770
Accrued compensation and other accrued liabilities	(90,143)	(5,876)
Net cash generated by operating activities	62,340	374,129
Investing activities:
Acquisition of property and equipment	(9,982)	(16,427)
Patent costs	(4,865)	(24,002)
Net cash (used in) investing activities	(14,847)	(40,429)
Financing activities:
Borrowings from (paydowns to) of credit facility, net change	––	(275,055)
Net cash (used in) financing activities	––	(275,055)
Net increase in cash, cash equivalents, and restricted cash	47,493	58,645
Cash, cash equivalents, and restricted cash beginning of period	139,538	95,117
Cash, cash equivalents, and restricted cash end of period	$187,031	$153,762

The accompanying notes to financial statements are an integral part of these condensed statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2018
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

We have an accumulated deficit of $21,583,155 at September 30, 2018. A significant portion of our operating funds have been provided by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital.

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

Cash and Cash Equivalents.  For purposes of reporting cash flows, we consider all cash and highly liquid investments with an original maturity of three and six months or less to be cash equivalents. Restricted cash is cash that was deposited to obtain a letter of credit for our importing and exporting activities.

Fair Value of Financial Instruments.  Our financial instruments consist of cash, cash equivalents, restricted cash, short-term trade receivables, payables and a line of credit. The carrying values of cash, cash equivalents, restricted cash short-term trade receivables, payables and line of credit approximate their fair value due to their short maturities.

Concentration of Credit Risk.  Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents, accounts receivable and a line of credit. From time to time, the amount of cash on deposit with financial institutions may exceed the $250,000 federally insured limit at September 30, 2018. We believe that cash on deposit that exceeds $250,000 with financial institutions is financially sound and the risk of loss is minimal.

We have no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. We maintain the majority of our cash balances with one financial institution in the form of demand deposits.

Accounts receivable are typically unsecured and are derived from transactions with and from entities in the healthcare industry primarily located in the United States. Accordingly, we may be exposed to credit risk generally associated with the healthcare industry. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The net accounts receivable balance at September 30, 2018 of $1,107,240 and at March 31, 2018 of $962,639 included no more than 8% from any one customer.

Inventories. Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At September 30, 2018 and March 31, 2018, inventory consisted of the following:

	September 30, 2018	March 31, 2018
Raw materials	$1,087,309	$941,964
Finished goods	305,538	516,195
Total gross inventories	1,392,847	1,458,159
Less reserve for obsolescence	(25,000)	(21,000)
Total net inventories	$1,367,847	$1,437,159

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

Income Taxes.  We account for income taxes under the provisions of FASB Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. ASC 740 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits, which, more likely than not based on current circumstances, are not expected to be realized. As a result, no provision for income tax is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. We are required to make many subjective assumptions and judgments regarding our income tax exposures. At September 30, 2018, we had no unrecognized tax benefits, which would affect the effective tax rate if recognized and had no accrued interest, or penalties related to uncertain tax positions.

Revenue Recognition.  We record revenue at a single point in time, when control is transferred to the customer, which is consistent with past practice. We will continue to apply our current business processes, policies, systems and controls to support recognition and disclosure. Our shipping policy is FOB Shipping Point. We recognize revenue from sales to stocking distributors when there is no right of return, other than for normal warranty claims. We have no ongoing obligations related to product sales, except for normal warranty obligations. We evaluated the requirement to disaggregate revenue, and concluded that substantially all of its revenue comes from multiple products within a line of medical devices.

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

Stock-based compensation expense recognized under ASC 718 for the three and six months ended September 30, 2018 was $13,651 and $25,744, respectively, and for the three and six months ended September 30, 2017 was $18,133 and $33,192, respectively, which consisted of stock-based compensation expense related to grants of employee stock options and restricted stock units (“RSUs”).

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income	$12,312	$116,266	$30,895	$297,649
Weighted-average shares — basic	10,683,355	10,683,355	10,683,355	10,683,355
Effect of dilutive potential common shares	34,192	9,116	28,086	8,409
Weighted-average shares — diluted	10,717,547	10,692,471	10,711,441	10,691,764
Net income per share — basic	$0.00	$0.01	$0.00	$0.03
Net income per share — diluted	$0.00	$0.01	$0.00	$0.03
Antidilutive employee stock options and RSUs	975,344	1,070,170	981,450	1,070,877

Note 4.  COMMITMENTS AND CONTINGENCIES

Effective November 9, 2017, we extended our noncancelable lease agreement through July 31, 2024 for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease includes base rent abatement for the first two months, or $55,583.33, and $145,000 of leasehold improvements granted by the landlord. At the start of the lease on August 1, 2019, the $145,000 will be recorded on our condensed balance sheets as leasehold improvements and deferred rent. The leasehold improvements will be amortized over the lesser of the lease term or the assets life and the deferred rent will be amortized against rent expense over the lease term. The minimum future lease payment, by fiscal year, as of September 30, 2018 is as follows:

Fiscal Year	Amount
2019 (6 months remaining)	$146,793
2020	266,550
2021	343,167
2022	357,667
2023	372,167
2024	386,667
2025	130,500
Total	$2,003,511

On July 31, 2018, we signed a new line of credit agreement with Bank of America Merrill Lynch. The facility provides for up to $1 million revolving line of credit. The interest rate is a rate per year equal to the LIBOR Daily Floating Rate plus 2.75 percentage points. There is a minimum quarterly EBITDA covenant and a minimum Collateral Coverage ratio of 2. Minimum Collateral Coverage is the ratio of gross accounts receivable plus inventory to the line of credit commitment. As of September 30, 2018, we had no borrowings from the credit facility and had an additional $1 million available to borrow. We complied with all of the covenants.

Aside from the operating lease, we do not have any material contractual commitments requiring settlement in the future.

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine compliance with these regulations. We believe that we were in substantial compliance with all known regulations at September 30, 2018. FDA inspections are conducted periodically at the discretion of the FDA. Our latest inspection by the FDA occurred in October 2016.

Note 5.  SHARE-BASED COMPENSATION

The provisions of ASC 718-10-55 requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and RSUs, based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options, RSUs and employee stock purchases for the three and six months ended September 30, 2018 and 2017, which was allocated as follows:

	Three Months Ended		Six Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Cost of sales	$714	$623	$1,315	$1,078
Sales and marketing	1,298	3,629	2,594	6,839
General and administrative	10,922	12,328	20,514	22,756
Research and development	717	1,553	1,321	2,519
Stock-based compensation expense	$13,651	$18,133	$25,744	$33,192

Share-based compensation cost for stock options is measured at the grant date, based on the fair value as calculated by the Black-Scholes-Merton ("BSM") option-pricing model. The BSM option-pricing model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk-free interest rate and expected dividends. There were 92,000 stock options granted and 80,000 stock options forfeited during the three months ended September 30, 2018. There were 92,000 stock options granted and 90,000 stock options forfeited during the six months ended September 30, 2018. Share-based compensation cost for RSUs is measured based on the closing fair market value of the Company's common stock on the date of grant.

As of September 30, 2018, $96,000 of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over a period of five years.

Note 6.  RELATED PARTY TRANSACTION

We paid consulting fees of $14,976 and $35,045 to an entity owned by one of our directors during the three and six months ended September 30, 2018, respectively, and $12,420 and $32,189 during the three and six months ended September 30, 2017, respectively.

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

General

Encision Inc., a medical device company based in Boulder, Colorado, has developed and markets innovative technology that provides unprecedented outcomes and patient safety in minimally-invasive surgery. We believe that our patented Active Electrode Monitoring (“AEM®”) AEM EndoShield™ Burn Protection System is changing the marketplace for electrosurgical devices and laparoscopic instruments by providing a solution to a well-documented hazard unique to laparoscopic surgery. The Center for Medicare and Medicaid Services (“CMS”) recently published its Hospital-Acquired Condition Reduction Program effective October 1, 2015. At that time, the program began to levy as much as a 1% penalty on Medicare reimbursements to hospitals in the lower quadrant of performance for selected quality indicators, including accidental puncture and laceration (“APL”). Examples of APL include the use of a cautery device (electrosurgery) or scissors to dissect a tissue plane that errantly causes an injury to underlying bowels. During the quarter, a Safety Communication was released by the FDA on May 29, 2018. It is on the FDA's website at: https://www.fda.gov/MedicalDevices/Safety/AlertsandNotices/ucm608637.htm. The Safety Communication states that, "In addition to serving as an ignition source, monopolar energy use can directly result in unintended patient burns from capacitive coupling and intra-operative insulation failure. If a monopolar electrosurgical units (ESU) is used: Do not activate when near or in contact with other instruments.”

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

When a hospital or surgery center changes to AEM technology, we receive recurring revenue from sales of replacement instruments. We believe that there is no directly competing technology to supplant AEM products. The replacement market of reusable and disposable AEM products in hospitals and surgery centers that use our AEM technology represented over 90% of our product revenue during the three and six months ended September 30, 2018. This revenue stream is expected to grow as the base of accounts using AEM technology expands. In addition, we intend to further develop disposable versions of more of our AEM products in order to meet market demands and expand our sales opportunities.

We have an accumulated deficit of $21,583,155 at September 30, 2018. A significant portion of our operating funds have been provided by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital.

During the six months ended September 30, 2018, we generated $62,340 of cash in our operating activities and used $9,982 for investments in property and equipment. As of September 30, 2018, we had $162,031 in cash and cash equivalents available to fund future operations, an increase of $47,493 from March 31, 2018. Our working capital was $1,745,443 at September 30, 2018 compared to $1,575,681 at March 31, 2018.

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

Possibility of Operating Losses:  We have an accumulated deficit of $21,583,155 at September 30, 2018. A significant portion of our operating funds have been provided by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital. We have made strides toward improving our operating results but due to the ongoing need to develop, optimize and train our direct sales managers and the independent sales representative network, the need to support the development of refinements to our product line, and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to raise additional capital.

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

Results of Operations

For the quarter ended September 30, 2018 compared to the quarter ended September 30, 2017.

Net revenue.  Net revenue for the quarter ended September 30, 2018 was $2,196,511 compared to $2,162,579 for the quarter ended September 30, 2017, an increase of 2%. The increase of net revenue is attributable to business gained from hospitals that used AEM technology during the quarter. Net revenue in the quarter ended September 30, 2017 included net revenue of $74,400 from an order for non-AEM product.
Gross profit.  Gross profit for the quarter ended September 30, 2018 of $1,205,048 represented a decrease of 4% from gross profit of $1,258,660 for the quarter ended September 30, 2017. Gross profit as a percentage of sales (gross margins) decreased from 58% for the quarter ended September 30, 2017 to 55% for the quarter ended September 30, 2018. Gross margins were lower in the quarter ended September 30, 2018 compared to last year’s quarter as a result of product mix.
Sales and marketing expenses.  Sales and marketing expenses of $656,436 for the quarter ended September 30, 2018 represented an increase of 14% from sales and marketing expenses of $574,191 for the quarter ended September 30, 2017. The increase was the result of an increase to the direct salesforce, higher commissions on higher revenue, higher commissions on a higher commission rate due to exceeding quotas, travel, and advertising and literature.

General and administrative expenses.  General and administrative expenses of $321,707 for the quarter ended September 30, 2018 represented a decrease of 12% from general and administrative expenses of $365,264 for the quarter ended September 30, 2017. The decrease was the result of a decrease of bonus accrual.

Research and development expenses. Research and development expenses of $186,577 for the quarter ended September 30, 2018 represented a decrease of 2% compared to $189,855 for the quarter ended September 30, 2017. The decrease was the result of decreased compensation and was partially increased by outside services.

Net income. Net income was $12,312 for the quarter ended September 30, 2018 compared to net income of $116,266 for the quarter ended September 30, 2017. The net income decrease was principally a result of lower gross profit and higher operating expenses, as explained above.

For the six months ended September 30, 2018 compared to the six months ended September 30, 2017.

Net revenue.  Net revenue for the six months ended September 30, 2018 was $4,600,804 compared to $4,526,175 for the six months ended September 30, 2017, an increase of 2%. The increase of net revenue is attributable to business gained from hospitals that used AEM technology during the six months. Net revenue in the six months ended September 30, 2017 included net revenue of $329,400 from an order for non-AEM product.
Gross profit.  Gross profit for the six months ended September 30, 2018 of $2,506,163 represented a decrease of 4% from gross profit of $2,602,761 for the six months ended September 30, 2017. Gross profit as a percentage of sales (gross margins) decreased from 58% for the six months ended September 30, 2017 to 54% for the six months ended September 30, 2018. Gross margins were lower in the six months ended September 30, 2018 compared to last year’s six months as a result of product mix.
Sales and marketing expenses.  Sales and marketing expenses of $1,432,221 for the six months ended September 30, 2018 represented an increase of 22% from sales and marketing expenses of $1,175,320 for the six months ended September 30, 2017. The increase was the result of an increase to the direct salesforce, higher commissions on higher revenue, higher commissions on a higher commission rate due to exceeding quotas, travel, and advertising and literature.

General and administrative expenses.  General and administrative expenses of $641,966 for the six months ended September 30, 2018 represented a decrease of 7% from general and administrative expenses of $689,264 for the six months ended September 30, 2017. The decrease was the result of a decrease of bonus accrual.

Research and development expenses. Research and development expenses of $353,250 for the six months ended September 30, 2018 represented a decrease of 14% compared to $411,189 for the six months ended September 30, 2017. The decrease was the result of decreased compensation.

Net income. Net income was $30,895 for the six months ended September 30, 2018 compared to net income of $297,649 for the six months ended September 30, 2017. The net income decrease was principally a result of lower gross profit and higher operating expenses, as explained above.

The results of operations for the three and six months ended September 30, 2018 are not indicative of the results of operations for all or any part of the balance of the fiscal year.

Liquidity and Capital Resources

To date, a significant portion of our operating funds have been provided by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Common stock and additional paid in capital totaled $23,843,655 from inception through September 30, 2018.

On July 31, 2018, we signed a new line of credit agreement with Bank of America Merrill Lynch. The facility provides for up to $1 million revolving line of credit. The interest rate is a rate per year equal to the LIBOR Daily Floating Rate plus 2.75 percentage points. There is a minimum quarterly EBITDA covenant and a minimum Collateral Coverage ratio of 2. Minimum Collateral Coverage is the ratio of gross accounts receivable plus inventory to the line of credit commitment. As of September 30, 2018, we had no borrowings from the credit facility and had an additional $1 million available to borrow. We complied with all of the covenants.

Our operations generated $62,340 of cash during the six months ended September 30, 2018 on net revenue of $4,600,804. Cash was principally used by accounts receivable and increased by accounts payable. The amounts of cash generated by operations for the six months ended September 30, 2018 are not indicative of the expected amounts of cash to be generated from or used in operations in fiscal year 2019. During the six months ended September 30, 2018, we invested $9,982 in the acquisition of property and equipment. At September 30, 2018, we had $162,031 in cash and cash equivalents available to fund future operations. Our working capital was $1,745,443 at September 30, 2018 compared to $1,575,681 at March 31, 2018. The increase of working capital at September 30, 2018 was the result of an increase to accounts receivable, and partially offset by a decrease to inventories and an increase to accounts payable. Current liabilities were $1,015,747 at September 30, 2018 compared to $1,038,485 at March 31, 2018.

Effective November 9, 2017, we extended our noncancelable lease agreement through July 31, 2024 for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease includes base rent abatement for the first two months, or $55,583.33, and $145,000 of leasehold improvements granted by the landlord. At the start of the lease on August 1, 2019, the $145,000 will be recorded on our condensed balance sheets as leasehold improvements and deferred rent. The leasehold improvements will be amortized over the lesser of the lease term or the assets life and the deferred rent will be amortized against rent expense over the lease term. The minimum future lease payment, by fiscal year, as of September 30, 2018 is as follows:

Fiscal Year	Amount
2019 (6 months remaining)	$146,793
2020	266,550
2021	343,167
2022	357,667
2023	372,167
2024	386,667
2025	130,500
Total	$2,003,511

Aside from the operating lease, we do not have any material contractual commitments requiring settlement in the future.

As of September 30, 2018, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$2,003,511	$280,068	$655,276	$744,334	$323,833

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
Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, sales returns, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.

We record revenue at a single point in time, when control is transferred to the customer, which is consistent with past practice. We will continue to apply our current business processes, policies, systems and controls to support recognition and disclosure. Our shipping policy is FOB Shipping Point. We recognize revenue from sales to stocking distributors when there is no right of return, other than for normal warranty claims. We have no ongoing obligations related to product sales, except for normal warranty obligations. We evaluated the requirement to disaggregate revenue, and concluded that substantially all of its revenue comes from multiple products within a line of medical devices.

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

We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the estimated realizable value based on assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Any write-downs of inventory would reduce our reported net income during the period in which such write-downs were applied. To the extent that our estimates prove to be too high, and we ultimately utilize or sell inventory previously determined to be impaired, we may record a reversal of the provision in the period of such determination.

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

(a)  We have carried out an evaluation under the supervision and with the participation of our management, including our President and CEO and Principal Accounting and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the President and CEO and the Principal Accounting and Financial Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective.

(b)  During the quarter ended September 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 6.  -   Exhibits

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

10.1	Loan Agreement between Encision Inc. and Bank of America dated July 31, 2018 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 13, 2018).
31.1	Certification of President and CEO under Rule 13a-14(a) of the Exchange Act (filed herewith).
31.2	Certification of Principal Financial and Accounting Officer under Rule 13a-14(a) of the Exchange Act (filed herewith).
32.1	Certifications of President and CEO and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101
The following materials from Encision Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Income, (iii) the unaudited Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged at Level I.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Encision Inc.

November 13, 2018	By:	/s/ Mala Ray
Date		Mala Ray
Controller Principal Accounting Officer & Principal Financial Officer