Form 10-Q
period 2018-12-31
ENCISION INC
filed 2019-02-14
CIK 930775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      ☐       No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	11,558,355 Shares
(Class)	(outstanding at January 31, 2019)

ENCISION INC.

FORM 10-Q

For the Three and Nine Months Ended December 31, 2018

INDEX

			Page Number
PART I.	FINANCIAL INFORMATION
ITEM 1	–	Condensed Interim Financial Statements:
	–	Condensed Balance Sheets as of December 31, 2018 and March 31, 2018	3
	–	Condensed Statements of Operations for the Three and Nine Months Ended December 31, 2018 and 2017	4
	–	Condensed Statements of Cash Flows for the Nine Months Ended December 31, 2018 and 2017	5
	–	Notes to Condensed Interim Financial Statements	6

ITEM 2	–	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 4	–	Controls and Procedures	15

PART II.	OTHER INFORMATION

ITEM 6	–	Exhibits	16

SIGNATURE			17

PART I  FINANCIAL INFORMATION

ITEM 1 - CONDENSED INTERIM FINANCIAL STATEMENTS

Encision Inc.
Condensed Balance Sheets
(Unaudited)

	December 31, 2018	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$577,000	$114,538
Restricted cash	25,000	25,000
Accounts receivable, net of allowance for doubtful accounts of $20,000 at December 31, 2018 and $20,500 at March 31, 2018	1,024,173	962,639
Inventories, net of reserve for obsolescence of $45,000 at December 31, 2018 and $21,000 at March 31, 2018	1,391,107	1,437,159
Prepaid expenses	129,709	74,830
Total current assets	3,146,989	2,614,166
Equipment, at cost:
Furniture, fixtures and equipment	3,031,950	3,021,968
Accumulated depreciation	(2,792,830)	(2,673,037)
Equipment, net	239,120	348,931
Patents, net of accumulated amortization of $259,621 at December 31, 2018 and $238,571 at March 31, 2018	254,319	270,504
Other assets	18,873	18,873
TOTAL ASSETS	$3,659,301	$3,252,474
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$690,457	$466,418
Accrued compensation	257,775	257,133
Other accrued liabilities	100,390	284,550
Deferred rent	––	30,384
Total current liabilities	1,048,622	1,038,485
Long-term liability:
Deferred rent	73,690	10,128
Total liabilities	1,122,312	1,048,613
Commitments and contingencies (Note 4)
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	––	––
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 11,558,355 and 10,683,355 shares issued and outstanding at December 31, 2018 and March 31, 2018, respectively	24,204,546	23,817,912
Accumulated (deficit)	(21,667,557)	(21,614,051)
Total shareholders’ equity	2,536,989	2,203,861
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,659,301	$3,252,474

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
NET REVENUE	$2,117,454	$2,190,305	$6,718,257	$6,716,480
COST OF REVENUE	1,054,980	956,687	3,149,620	2,880,101
GROSS PROFIT	1,062,474	1,233,618	3,568,637	3,836,379
OPERATING EXPENSES:
Sales and marketing	645,301	569,802	2,077,522	1,745,121
General and administrative	312,001	368,545	953,968	1,057,810
Research and development	189,353	223,977	542,602	635,165
Total operating expenses	1,146,655	1,162,324	3,574,092	3,438,096
OPERATING INCOME (LOSS)	(84,181)	71,294	(5,454)	398,283
Interest expense, net	(1,837)	(15,343)	(48,476)	(44,165)
Other income (expense), net	1,616	118	424	(400)
Interest expense and other income (expense), net	(221)	(15,225)	(48,052)	(44,565)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(84,402)	56,069	(53,506)	353,718
Provision for income taxes	––	––	––	––
NET INCOME (LOSS)	$(84,402)	$56,069	$(53,506)	$353,718
Net income (loss) per share—basic and diluted	$(0.01)	$0.01	$0.00	$0.03
Weighted average shares—basic	10,798,740	10,683,355	10,721,817	10,683,355
Weighted average shares—diluted	10,798,740	10,707,814	10,721,817	10,702,493

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	December 31, 2018	December 31, 2017
Operating activities:
Net income (loss)	$(53,506)	$353,718
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	140,843	154,150
Share-based compensation expense	36,634	49,335
(Recovery from) doubtful accounts, net	(500)	(18,500)
(Recovery from) provision for inventory obsolescence, net	24,000	(20,000)
Changes in operating assets and liabilities:
Accounts receivable	(61,034)	123,362
Inventories	22,052	(98,423)
Prepaid expenses and other assets	(54,879)	(82,940)
Accounts payable	224,039	118,869
Accrued compensation and other accrued liabilities	(150,340)	(85,167)
Net cash generated by operating activities	127,309	494,404
Investing activities:
Acquisition of property and equipment	(9,982)	(41,647)
Patent costs	(4,865)	(35,238)
Net cash (used in) investing activities	(14,847)	(76,885)
Financing activities:
Borrowings from (paydowns to) of credit facility, net change	––	(275,055)
Proceeds from the issuance of common stock	350,000	––
Net cash generated by (used in) financing activities	350,000	(275,055)
Net increase in cash, cash equivalents, and restricted cash	462,462	142,464
Cash, cash equivalents, and restricted cash beginning of period	139,538	95,117
Cash, cash equivalents, and restricted cash end of period	$602,000	$237,581

The accompanying notes to financial statements are an integral part of these condensed statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2018
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

We have an accumulated deficit of $21,667,557 at December 31, 2018. A significant portion of our operating funds have been provided by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital.

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

Cash and Cash Equivalents.  For purposes of reporting cash flows, we consider all cash and highly liquid investments with an original maturity of three and nine months or less to be cash equivalents. Restricted cash is cash that was deposited to obtain a letter of credit for our importing and exporting activities.

Fair Value of Financial Instruments.  Our financial instruments consist of cash, cash equivalents, restricted cash, short-term trade receivables, payables and a line of credit. The carrying values of cash, cash equivalents, restricted cash short-term trade receivables, payables and line of credit approximate their fair value due to their short maturities.

Concentration of Credit Risk.  Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents, accounts receivable and a line of credit. From time to time, the amount of cash on deposit with financial institutions may exceed the $250,000 federally insured limit at December 31, 2018. We believe that cash on deposit that exceeds $250,000 with financial institutions is financially sound and the risk of loss is minimal.

We have no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. We maintain the majority of our cash balances with one financial institution in the form of demand deposits.

Accounts receivable are typically unsecured and are derived from transactions with and from entities in the healthcare industry primarily located in the United States. Accordingly, we may be exposed to credit risk generally associated with the healthcare industry. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The net accounts receivable balance at December 31, 2018 of $1,024,173 and at March 31, 2018 of $962,639 included no more than 8% from any one customer.

Inventories. Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At December 31, 2018 and March 31, 2018, inventory consisted of the following:

	December 31, 2018	March 31, 2018
Raw materials	$1,149,562	$941,964
Finished goods	286,545	516,195
Total gross inventories	1,436,107	1,458,159
Less reserve for obsolescence	(45,000)	(21,000)
Total net inventories	$1,391,107	$1,437,159

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

Income Taxes.  We account for income taxes under the provisions of FASB Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. ASC 740 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits, which, more likely than not based on current circumstances, are not expected to be realized. As a result, no provision for income tax is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. We are required to make many subjective assumptions and judgments regarding our income tax exposures. At December 31, 2018, we had no unrecognized tax benefits, which would affect the effective tax rate if recognized and had no accrued interest, or penalties related to uncertain tax positions.

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

Stock-based compensation expense recognized under ASC 718 for the three and nine months ended December 31, 2018 was $10,890 and $36,634, respectively, and for the three and nine months ended December 31, 2017 was $16,143 and $49,335, respectively, which consisted of stock-based compensation expense related to grants of employee stock options and restricted stock units (“RSUs”).

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for the Company beginning in its first quarter of fiscal year 2020 and early adoption is permitted. The Company is currently evaluating the timing of its adoption and the impact of adopting the new lease standard on its consolidated financial statements. However, the ultimate impact of adopting ASU 2016-02 will depend on the Company's lease portfolio as of the adoption date.

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Net income (loss)	$(84,402)	$56,069	$(53,506)	$353,718
Weighted-average shares — basic	10,798,740	10,683,355	10,721,817	10,683,355
Effect of dilutive potential common shares	––	24,459	––	19,138
Weighted-average shares — diluted	10,798,740	10,707,814	10,721,817	10,702,493
Net income (loss) per share — basic	$(0.01)	$0.01	$0.00	$0.03
Net income (loss) per share — diluted	$(0.01)	$0.01	$0.00	$0.03
Antidilutive employee stock options and RSUs	900,286	988,077	900,286	993,398

Note 4.   COMMITMENTS AND CONTINGENCIES

Effective November 9, 2017, we extended our noncancelable lease agreement through July 31, 2024 for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease includes base rent abatement for the first two months, or $55,583, and $145,000 of leasehold improvements granted by the landlord. At the start of the lease on August 1, 2019, the $145,000 will be recorded on our condensed balance sheets as leasehold improvements and deferred rent. The leasehold improvements will be amortized over the lesser of the lease term or the assets life and the deferred rent will be amortized against rent expense over the lease term. The minimum future lease payment, by fiscal year, as of December 31, 2018 is as follows:

Fiscal Year	Amount
2019 (3 months remaining)	$73,397
2020	266,550
2021	343,167
2022	357,667
2023	372,167
2024	386,667
2025	130,500
Total	$1,930,115

On July 31, 2018, we signed a new line of credit agreement with Bank of America Merrill Lynch. The facility provides for up to $1 million revolving line of credit. The interest rate is a rate per year equal to the LIBOR Daily Floating Rate plus 2.75 percentage points. There is a minimum quarterly EBITDA covenant and a minimum Collateral Coverage ratio of 2. Minimum Collateral Coverage is the ratio of gross accounts receivable plus inventory to the line of credit commitment. As of December 31, 2018, we had no borrowings from the credit facility and had an additional $1 million available to borrow. For the quarter ended December 31, 2018, we were not in compliance with the minimum quarterly EBITDA covenant.

Aside from the operating lease, we do not have any material contractual commitments requiring settlement in the future.

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine compliance with these regulations. We believe that we were in substantial compliance with all known regulations at December 31, 2018. FDA inspections are conducted periodically at the discretion of the FDA. Our latest inspection by the FDA occurred in October 2016.

Note 5.   SHARE-BASED COMPENSATION

The provisions of ASC 718-10-55 requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and RSUs, based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options, RSUs and employee stock purchases for the three and nine months ended December 31, 2018 and 2017, which was allocated as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Cost of sales	$658	$539	$1,973	$1,617
Sales and marketing	1,296	3,420	3,890	10,259
General and administrative	8,275	11,378	28,789	34,134
Research and development	661	806	1,982	3,325
Stock-based compensation expense	$10,890	$16,143	$36,634	$49,335

Share-based compensation cost for stock options is measured at the grant date, based on the fair value as calculated by the Black-Scholes-Merton ("BSM") option-pricing model. The BSM option-pricing model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk-free interest rate and expected dividends. There were 10,000 stock options granted and 119,250 stock options forfeited during the three months ended December 31, 2018. There were 102,000 stock options granted and 209,250 stock options forfeited during the nine months ended December 31, 2018. Share-based compensation cost for RSUs is measured based on the closing fair market value of the Company's common stock on the date of grant.

As of December 31, 2018, $99,000 of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over a period of five years.

Note 6.   RELATED PARTY TRANSACTION

We paid consulting fees of $17,681 and $52,726 to an entity owned by one of our directors during the three and nine months ended December 31, 2018, respectively, and $16,840 and $49,029 during the three and nine months ended December 31, 2017, respectively.

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

General

Encision Inc., a medical device company based in Boulder, Colorado, has developed and markets innovative technology that provides unprecedented outcomes and patient safety in minimally-invasive surgery. We believe that our patented Active Electrode Monitoring (“AEM®”) AEM EndoShield™ Burn Protection System is changing the marketplace for electrosurgical devices and laparoscopic instruments by providing a solution to a well-documented hazard unique to laparoscopic surgery. The Center for Medicare and Medicaid Services (“CMS”) recently published its Hospital-Acquired Condition Reduction Program effective October 1, 2015. At that time, the program began to levy as much as a 1% penalty on Medicare reimbursements to hospitals in the lower quadrant of performance for selected quality indicators, including accidental puncture and laceration (“APL”). Examples of APL include the use of a cautery device (electrosurgery) or scissors to dissect a tissue plane that errantly causes an injury to underlying bowels. A Safety Communication was released by the FDA on May 29, 2018. It is on the FDA's website at: https://www.fda.gov/MedicalDevices/Safety/AlertsandNotices/ucm608637.htm. The Safety Communication states that, "In addition to serving as an ignition source, monopolar energy use can directly result in unintended patient burns from capacitive coupling and intra-operative insulation failure. If a monopolar electrosurgical unit (ESU) is used: Do not activate when near or in contact with other instruments.”

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

AEM technology has been recommended and endorsed by many groups involved in MIS. Surgeons, nurses, biomedical engineers, the medicolegal community, malpractice insurance carriers and electrosurgical device manufacturers advocate the use of AEM technology. We have focused our marketing strategies to date on expanding the market awareness of AEM technology and our broad independent endorsements and have continued efforts to improve and expand AEM technology penetration.

When a hospital or surgery center changes to AEM technology, we receive recurring revenue from sales of replacement instruments. We believe that there is no directly competing technology to supplant AEM products. The replacement market of reusable and disposable AEM products in hospitals and surgery centers that use our AEM technology represented over 90% of our product revenue during the three and nine months ended December 31, 2018. This revenue stream is expected to grow as the base of accounts using AEM technology expands. In addition, we intend to further develop disposable versions of more of our AEM products in order to meet market demands and expand our sales opportunities.

We have an accumulated deficit of $21,667,557 at December 31, 2018. A significant portion of our operating funds have been provided by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital.

During the nine months ended December 31, 2018, we generated $127,309 of cash by our operating activities and used $9,982 for investments in property and equipment. During the quarter ended December 31, 2018, we issued 875,000 shares of our common stock in exchange for $350,000. As of December 31, 2018, we had $602,000 in cash, cash equivalents and restricted cash available to fund future operations, an increase of $462,462 from March 31, 2018. Our working capital was $2,098,367 at December 31, 2018 compared to $1,575,681 at March 31, 2018.

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

Possibility of Operating Losses:  We have an accumulated deficit of $21,667,557 at December 31, 2018. A significant portion of our operating funds have been provided by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital. We have made strides toward improving our operating results but due to the ongoing need to develop, optimize and train our direct sales managers and the independent sales representative network, the need to support the development of refinements to our product line, and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to raise additional capital.

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

Results of Operations

For the quarter ended December 31, 2018 compared to the quarter ended December 31, 2017.

Net revenue.  Net revenue for the quarter ended December 31, 2018 was $2,117,454 compared to $2,190,305 for the quarter ended December 31, 2017, a decrease of 3%. Net revenue in the quarter ended December 31, 2017 included net revenue of $94,500 from an order for non-AEM product. After excluding the $94,500 of non-AEM product revenue, AEM product revenue increased by 1% for the quarter ended December 31, 2018. The increase of AEM product net revenue is attributable to business gained from hospitals that used AEM technology during the quarter.
Gross profit.  Gross profit for the quarter ended December 31, 2018 of $1,062,474 represented a decrease of 14% from gross profit of $1,233,618 for the quarter ended December 31, 2017. Gross profit as a percentage of sales (gross margins) decreased from 56% for the quarter ended December 31, 2017 to 50% for the quarter ended December 31, 2018. Gross margins were lower in the quarter ended December 31, 2018 compared to last year’s quarter was primarily a result of higher material costs, especially as a result of tariffs on our steel costs and, to a lesser extent, inventory reserve expense and product mix.
Sales and marketing expenses.  Sales and marketing expenses of $645,301 for the quarter ended December 31, 2018 represented an increase of 13% from sales and marketing expenses of $569,802 for the quarter ended December 31, 2017. The increase was the result of an increase to the direct salesforce, outside services and sales samples. The increase was partially decreased by commissions.

General and administrative expenses.  General and administrative expenses of $312,001 for the quarter ended December 31, 2018 represented a decrease of 15% from general and administrative expenses of $368,545 for the quarter ended December 31, 2017. The decrease was the result of a decrease of bonus accrual and regulatory fees.

Research and development expenses. Research and development expenses of $189,353 for the quarter ended December 31, 2018 represented a decrease of 15% compared to $223,977 for the quarter ended December 31, 2017. The decrease was the result of decreased compensation.

Net loss. Net loss was $84,402 for the quarter ended December 31, 2018 compared to net income of $56,069 for the quarter ended December 31, 2017. The net loss increase was principally a result of lower gross profit, as explained above.

For the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017.

Net revenue.  Net revenue for the nine months ended December 31, 2018 was $6,718,257 compared to $6,716,480 for the nine months ended December 31, 2017, a slight increase. Net revenue in the nine months ended December 31, 2017 included net revenue of $423,900 from an order for non-AEM product. After excluding the $423,900 of non-AEM product revenue, AEM product revenue increased by 7% for the nine months ended December 31, 2018. The increase of net revenue is attributable to business gained from hospitals that used AEM technology during the nine months.
Gross profit.  Gross profit for the nine months ended December 31, 2018 of $3,568,637 represented a decrease of 7% from gross profit of $3,836,379 for the nine months ended December 31, 2017. Gross profit as a percentage of sales (gross margins) decreased from 57% for the nine months ended December 31, 2017 to 53% for the nine months ended December 31, 2018. Gross margins were lower in the nine months ended December 31, 2018 compared to last year’s nine months as a result of higher material costs and product mix.

Sales and marketing expenses.  Sales and marketing expenses of $2,077,522 for the nine months ended December 31, 2018 represented an increase of 19% from sales and marketing expenses of $1,745,121 for the nine months ended December 31, 2017. The increase was the result of an increase to the direct salesforce, higher commissions on higher revenue, higher commissions on a higher commission rate due to exceeding quotas, travel, outside services, and advertising and literature.

General and administrative expenses.  General and administrative expenses of $953,968 for the nine months ended December 31, 2018 represented a decrease of 10% from general and administrative expenses of $1,057,810 for the nine months ended December 31, 2017. The decrease was the result of a decrease of bonus accrual.

Research and development expenses. Research and development expenses of $542,602 for the nine months ended December 31, 2018 represented a decrease of 15% compared to $635,165 for the nine months ended December 31, 2017. The decrease was the result of decreased compensation.

Net loss. Net loss was $53,506 for the nine months ended December 31, 2018 compared to net income of $353,718 for the nine months ended December 31, 2017. The net loss increase was principally a result of lower gross profit and higher operating expenses, as explained above.

The results of operations for the three and nine months ended December 31, 2018 are not indicative of the results of operations for all or any part of the balance of the fiscal year.

Liquidity and Capital Resources

To date, a significant portion of our operating funds have been provided by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. During the quarter ended December 31, 2018, we issued 875,000 shares of our common stock in exchange for $350,000. Common stock and additional paid in capital totaled $24,204,546 from inception through December 31, 2018.

On July 31, 2018, we signed a new line of credit agreement with Bank of America Merrill Lynch. The facility provides for up to $1 million revolving line of credit. The interest rate is a rate per year equal to the LIBOR Daily Floating Rate plus 2.75 percentage points. There is a minimum quarterly EBITDA covenant and a minimum Collateral Coverage ratio of 2. Minimum Collateral Coverage is the ratio of gross accounts receivable plus inventory to the line of credit commitment. As of December 31, 2018, we had no borrowings from the credit facility and had an additional $1 million available to borrow. For the quarter ended December 31, 2018, we were not in compliance with the minimum quarterly EBITDA covenant.

Our operations generated $127,309 of cash during the nine months ended December 31, 2018 on net revenue of $6,718,257. Cash was principally used for accrued compensation and other accrued liabilities and increased by accounts payable. The amounts of cash generated by operations for the nine months ended December 31, 2018 are not indicative of the expected amounts of cash to be generated from or used in operations in fiscal year 2019. During the nine months ended December 31, 2018, we invested $9,982 in the acquisition of property and equipment. At December 31, 2018, we had $602,000 in cash, cash equivalents and restricted cash available to fund future operations. Our working capital was $2,098,367 at December 31, 2018 compared to $1,575,681 at March 31, 2018. The increase of working capital at December 31, 2018 was the result of an increase to cash from issuing common stock, and partially offset by an increase to accounts payable. Current liabilities were $1,048,622 at December 31, 2018 compared to $1,038,485 at March 31, 2018.

Effective November 9, 2017, we extended our noncancelable lease agreement through July 31, 2024 for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease includes base rent abatement for the first two months, or $55,583, and $145,000 of leasehold improvements granted by the landlord. At the start of the lease on August 1, 2019, the $145,000 will be recorded on our condensed balance sheets as leasehold improvements and deferred rent. The leasehold improvements will be amortized over the lesser of the lease term or the assets life and the deferred rent will be amortized against rent expense over the lease term. The minimum future lease payment, by fiscal year, as of December 31, 2018 is as follows:

Fiscal Year	Amount
2019 (3 months remaining)	$73,397
2020	266,550
2021	343,167
2022	357,667
2023	372,167
2024	386,667
2025	130,500
Total	$1,930,115

Aside from the operating lease, we do not have any material contractual commitments requiring settlement in the future.

As of December 31, 2018, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$1,930,115	$273,310	$678,054	$751,584	$227,167

Our fiscal year 2019 operating plan is focused on increasing new accounts, retaining existing customers, growing revenue, increasing gross profits and conserving cash. We are investing in research and development efforts to develop next generation versions of the AEM product line. We have invested in manufacturing property and equipment to manufacture disposable scissors inserts internally and to reduce our cost of product revenue. We cannot predict with certainty the expected revenue, gross profit, net income or loss and usage of cash, cash equivalents or restricted cash for fiscal year 2019. If we are unable to manage our business operations in line with budget expectations, it could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

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

We record revenue at a single point in time, when control is transferred to the customer, which is consistent with past practice. We will continue to apply our current business processes, policies, systems and controls to support recognition and disclosure. Our shipping policy is FOB Shipping Point. We recognize revenue from sales to stocking distributors when there is no right of return, other than for normal warranty claims. We have no ongoing obligations related to product sales, except for normal warranty obligations. We evaluated the requirement to disaggregate revenue, and concluded that substantially all of our revenue comes from multiple products within a line of medical devices.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, thus resulting in an impairment of their ability to make payments, additional allowances would be required, which would increase our expenses during the periods in which any such allowances were made. The amount recorded as a provision for bad debts in each period is based upon our assessment of the likelihood that we will be paid on our outstanding receivables, based on customer-specific as well as general considerations. To the extent that our estimates prove to be too high, and we ultimately collect a receivable previously determined to be impaired, we may record a reversal of the provision in the period of such determination.

We provide for the estimated cost of product warranties at the time sales are recognized. The warranty accrual is based on historical experience and is adjusted based on current experience. Should actual warranty experience differ from our estimates, revisions to the estimated warranty accrual would be required.

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

ITEM 4 -  CONTROLS AND PROCEDURES

(a)  We have carried out an evaluation under the supervision and with the participation of our management, including our President and CEO and Principal Accounting and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the President and CEO and the Principal Accounting and Financial Officer concluded that, as of December 31, 2018, our disclosure controls and procedures were effective.

(b)  During the quarter ended December 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following materials from Encision Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Income, (iii) the unaudited Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged at Level I.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Encision Inc.
February 14, 2019
Date	By:	/s/ Mala Ray
Mala Ray Controller Principal Accounting Officer & Principal Financial Officer