Form 10-K
period 2019-03-31
ENCISION INC
filed 2019-06-14
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

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
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (303) 444-2600

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	ECIA	OTC Bulletin Board

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of September 28, 2018, the aggregate market value of the shares of common stock held by non-affiliates of the issuer on such date was $2,421,459. This figure is based on the average bid and asked price of $0.42 per share of the issuer’s common stock on September 28, 2018 as quoted on the OTC Bulletin Board.

The number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date.

Common Stock, no par value	11,558,355
(Class)	(Outstanding at May 31, 2019)

Documents Incorporated by Reference: Definitive Proxy Statement for the 2019 Annual Shareholders' Meeting to be filed with the Securities and Exchange Commission and incorporated by reference as described in Part III. The 2019 Proxy Statement will be filed within 120 days after the end of the fiscal year ended March 31, 2019.

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

AEM technology has been recommended and endorsed by sources from many groups involved in MIS. Surgeons, nurses, biomedical engineers, the medicolegal community, malpractice insurance carriers and electrosurgical device manufacturers advocate the use of AEM technology. In May 2018, the Food and Drug Administration issued a Safety Communication that stated that, "In addition to serving as an ignition source, monopolar energy use can directly result in unintended patient burns from capacitive coupling and intra-operative insulation failure.”

Business Highlights

Proprietary, Patented Technology

We have developed and launched patented AEM Surgical Instruments and Monitors that enhance patient safety and patient outcomes in laparoscopic surgical procedures. We have been issued 16 unexpired patents relating to AEM technology from the United States Patent and Trademark Office, each encompassing multiple claims, and which have between four and twenty years remaining. We also have patents relating to AEM technology issued in Europe, Japan, Canada and Australia.

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

Product Line has been Developed and Launched

Our AEM Surgical Instruments and Monitors have been engineered to provide a seamless transition for surgeons switching from conventional laparoscopic instruments. AEM technology has been integrated into instruments that have the same look, feel and functionality as conventional instruments that surgeons have been using for years. The AEM product line encompasses a full range of instrument sizes, types and styles favored by surgeons. Additionally, we continued to improve quality and added our AEM EndoShield® 2 Burn Protection System (“EndoShield 2”) during our fiscal year ended March 31, 2018. The EndoShield 2 can be used for a number of surgical procedures without reprocessing, reduces the customer’s cost per use significantly, and eliminates a significant barrier to adoption. Thus, hospitals can make a complete and smooth conversion to our product line, thereby advancing patient safety in MIS.

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

Developing Distribution Network is Advancing Utilization of AEM Technology

Our AEM technology, in the hands of a sales network with broad access to the surgery marketplace, will help to increase utilization and market share. Historically, our sales and marketing efforts have been hindered by our small size and limited distribution channels. While these limitations continue, we improved our sales network which provided new hospital accounts with AEM technology in our fiscal year ended March 31, 2019. Our supplier agreements with Group Purchasing Organizations (“GPOs”) and other key hospitals systems are beginning to expose more hospitals to the benefits of our AEM technology. During the quarter ended March 31, 2019, our proprietary patient safety technology was recognized by the U.S. Department of Veterans Affairs and provides us with the opportunity to market our instruments and monitors into VA Medical Centers. The VA is the largest medical system in the U.S. providing service to more than nine million veterans across more than 1,200 facilities. Also, during the quarter, we were awarded a prestigious Vizient Innovative Technology Contract for monopolar surgical instruments and monitors. Vizient represents a diverse membership base that includes academic medical centers, pediatric facilities, community hospitals, integrated health delivery networks and non-acute health care providers and represents approximately $100 billion in annual purchasing volume.

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

When a hospital decides to use our AEM technology, we make recurring sales to such hospital for replacement instruments. Sales from reusable and disposable AEM products in hospitals represented over 90% of our sales in the fiscal year ended March 31, 2019, and we expect this sales stream to grow as new hospitals increasingly adopt AEM technology and existing hospitals increase usage of AEM instrumentation. We also expect to increase the value per procedure delivered to our customers and, therefore, expect the dollars per procedure to increase. AEM Instruments are competitively priced compared to conventional laparoscopic instruments.

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

Conventional, “non-shielded, non-monitored” laparoscopic instruments are susceptible to causing unintended, unseen burn injuries to the patient in MIS. Instrument insulation failure and capacitive coupling are the primary causes of stray electrosurgical burns in laparoscopy and are the two events over which the surgical team has traditionally had no control. Although alternative forms to monopolar electrosurgery energy exist, these alternative energies tend to be less effective, take longer to achieve the desired surgical effect and are costlier.

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

Historical Perspective

We were organized as a Colorado corporation in 1991 and spent several years developing the AEM monitoring system and protective sheaths to adapt to conventional electrosurgical instruments. During this period, we conducted product trials and applied for patents with the United States Patent and Trademark Office and with International patent agencies. Our patents relate to the basic shielding and monitoring technologies that we incorporate into our AEM products. As of March 31, 2019, we have 16 unexpired United States patents relating to specific implementations of shielding and monitoring in instruments and continue to add patents as we further develop our proprietary technology and its applications.

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

Products

We produce and market a full line of AEM Instruments, which are “shielded and monitored” to prevent stray electrosurgical burns from insulation failure and capacitive coupling. Our product line includes a broad range of endo-mechanical instruments (scissors, graspers and dissectors), fixed-tip electrodes and suction-irrigation electrodes. These AEM Instruments are available in a wide array of reusable and disposable options. Also, we have a line of handles that are used for advanced laparoscopic procedures that incorporate stiffer shafts and ergonomic features. In addition, we market an AEM monitor product line that is used in conjunction with AEM Instruments. We introduced our AEM EndoShield® 2 Burn Protection System during our fiscal year ended March 31, 2018. The EndoShield 2 can be used for a number of surgical procedures without reprocessing, reduces the customer’s cost per use significantly, and eliminates a significant barrier to adoption. Thus, hospitals can make a complete and smooth conversion to our product line, thereby advancing patient safety in MIS. The EndoShield 2 integrates our patented AEM technology into a disposable smart cord and eliminates the need for a separate AEM monitor. It is changing the marketplace for electrosurgical devices and laparoscopic instruments by providing a solution to a well documented hazard unique to laparascopic surgery.

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

In addition to the efforts to broaden market acceptance in the United States, we have contracted with independent distributors in Australia, New Zealand and the Netherlands to market our products internationally. We have achieved Conformité Européene (“CE”) marking for our products so that we may sell into the European marketplace. The CE marking indicates that a manufacturer has conformed to all of the obligations imposed by European health, safety and environmental legislation. While CE certification opens up incremental markets in Europe, our distribution options in the European marketplace are developing, and sales in international markets are small.

We believe that the expanding awareness for AEM technology through education and the improved sales network of independent representatives will provide the basis for increased sales and continuing profitable operations. However, these measures, or any others that we may adopt, may not result in increased sales or profitable operations.

Research and Development

We aim to continually expand our AEM Instrument product line to satisfy the evolving needs of surgeons. For AEM technology to fully become a standard of care, we must satisfy surgeons’ preferred instrument shapes, sizes, styles and functionality with integrated AEM technology. This commitment includes expanding the styles of electrosurgical instruments available for MIS applications so that the conversion to AEM technology is transparent to surgeons and does not require significant change in their current surgical techniques. We employ full-time engineers and use independent contractors from time to time in our research and product development efforts. This group continuously explores ways to broaden and enhance the product line. Current research and development efforts are focused primarily on line-extension projects to further expand our AEM Instrument product offering to increase surgeons’ choices and options in laparoscopic surgery. Our research and development expenses were $779,493 in fiscal year 2019 and $842,081 in fiscal year 2018. We expense research and development costs for products and processes as incurred. Costs that are included in research and development expenses include direct salaries, contractor fees, materials, facility costs and administrative expenses that relate to research and development.

Manufacturing, Regulatory Affairs and Quality Assurance

We engage in various manufacturing and assembly activities at our leased facility in Boulder, Colorado. These operations include disposable scissor inserts manufacturing and assembly of our AEM Instrument system as well as fabrication, assembly and test operations for instruments, monitors and accessories. We also have relationships with a number of outside suppliers, including ATL Technology, LLC who accounted for approximately 27% of our purchases in fiscal year 2019, who provide primary sub-assemblies, various electronic and sheet metal components, and molded parts used in our products.

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

As discussed in the section on Government Regulation, we are subject to the rules and regulations of the United States Food and Drug Administration (“FDA”). Our leased facility of 28,696 square feet contains approximately 15,100 square feet of manufacturing, regulatory affairs and quality assurance space. The facility is designed to comply with the Quality System Regulation (“QSR”), as specified in published FDA regulations. Our latest inspection by the FDA occurred in October 2015.

We achieved CE marking in August 2000, which required prior certification of our quality system and product documentation. Maintenance of the CE marking status requires periodic audits of the quality system and technical documentation by our European Notified Body, TUV Rheinland. The most recent audit was completed in February 2019.

Patents, Patent Applications and Intellectual Proprietary Rights

We have invested heavily in an effort to protect our valuable technology, and, as a result of this effort, we have been issued 16 unexpired relevant patents that together form a significant intellectual property position. Our patents relate to the basic shielding and monitoring technologies that we incorporate into our AEM products. As of March 31, 2019, we have 16 unexpired United States patents relating to specific implementations of shielding and monitoring in instruments. As of March 31, 2019, there are between four and twenty years remaining on our AEM patents. We have five patent applications in process and we have four trademarks.

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

Sales of medical devices outside of the United States are subject to United States export requirements and foreign regulatory requirements. Legal restrictions on the sale of imported medical devices vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval and the requirements may differ. Our Certificate of Export from the United States Department of Health and Human Services has expired and we will seek to renew it. However, a specific foreign country in which we wish to sell our products may not accept or continue to accept the Certificate of Export. Entry into the European Economic Area market also requires prior certification of our quality system and product documentation. We achieved CE marking in August 2000, allowing a launch into the European marketplace. Maintenance of the CE marking status requires annual audits of the quality system and technical documentation by our European Notified Body, TUV Rheinland. The most recent audit was completed in February 2019.

During our March 31, 2018 quarter, we received a letter from the FDA. The letter contained a questionnaire regarding Stray Energy and how to prevent patient injuries from Stray Energy during laparoscopic procedures. We provided the FDA with extensive information on burns and our program for eliminating them. A Safety Communication was released by the FDA on May 29, 2018. It is on the FDA's website at: https://www.fda.gov/MedicalDevices/Safety/AlertsandNotices/ucm608637.htm. The Safety Communication states that, "In addition to serving as an ignition source, monopolar energy use can directly result in unintended patient burns from capacitive coupling and intra-operative insulation failure. If a monopolar electrosurgical units (ESU) is used: Do not activate when near or in contact with other instruments.”

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

Employees

As of March 31, 2019, we employed 36 full-time and 2 part-time individuals, of which 7 full-time are engaged directly in research, development and regulatory activities, 15 full-time and 2 part-time in manufacturing/operations, 10 full-time in marketing and sales, and 4 full-time time in administrative positions. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

Available information

Our internet address is www.encision.com. We are not including the information contained in our website as part of, or incorporating it by reference into, this document. We make available, free of charge, through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the SEC.

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

Among the factors that could cause future results and financial condition to be materially different from expectations are:

Our products may not be accepted by the market. The success of our products and our financial condition depends on the acceptance of AEM products by the medical community in commercially viable quantities during fiscal year 2020 and beyond. We cannot predict how quickly or how broadly AEM products will be accepted by the medical community. We need to continually educate the marketplace about the potential hazards involved in the use of conventional electrosurgical products during MIS procedures and the expected benefits associated with the use of AEM products. If we are unsuccessful in educating the marketplace about our technology and the hazards of conventional instruments, we will not create sufficient demand by hospitals and surgeons for AEM products and our financial condition, results of operations and cash flows could be adversely affected.

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

We may need additional funding to support our operations. We were formed in 1991 and have incurred losses of approximately $22 million since that date. We have primarily financed research, development and operational activities with issuances of our common stock and warrants, the exercise of stock options to purchase our common stock, stock-based compensation expense related to stock options and, in some years, by operating profits. At March 31, 2019, we had $273,348 in cash available to fund future operations and, in addition, access to a line of credit for $1 million. We may find that investment in sales, marketing, research and development initiatives, merited by market opportunity, may result in our operating at a net loss from quarter to quarter. We may also find ourselves at a competitive disadvantage due to our constrained liquidity. On July 31, 2018, we signed a new line of credit agreement with Bank of America Merrill Lynch. The facility provides for up to $1 million revolving line of credit. The interest rate is a rate per year equal to the LIBOR Daily Floating Rate plus 2.75 percentage points. There is a minimum quarterly EBITDA covenant and a minimum Collateral Coverage ratio of 2. Minimum Collateral Coverage is the ratio of gross accounts receivable plus inventory to the line of credit commitment. As of March 31, 2019, we had no borrowings from the credit facility and had an additional $1 million available to borrow. For the quarters ended December 31, 2018 and March 31, 2019, we were not in compliance with the minimum quarterly EBITDA covenant. There can be no assurance that we would be successful in obtaining alternative sources of funding to repay this obligation. Should we need additional financing, we may not be able to obtain it on terms acceptable to us or at all.

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

If government regulations change or if we fail to comply with existing and/or new regulations, we might miss market opportunities and experience increased costs and limited growth. The research, development, manufacturing, marketing and distribution of our products in the United States and other countries are subject to extensive regulation by numerous governmental authorities including, but not limited to, the Food and Drug Administration. Under the Federal Food, Drug and Cosmetic Act, medical devices must receive clearance from the Food and Drug Administration through the Section 510(k) pre-market notification process or through the more lengthy pre-market approval process before they can be sold in the United States. The process of obtaining required regulatory approvals is lengthy and has required the expenditure of substantial resources. There can be no assurance that we will be able to continue to obtain the necessary approvals. As part of our strategy, we also intend to pursue commercialization of our products in international markets. Our products are subject to regulations that vary from country to country. The process of obtaining foreign regulatory approvals in certain countries can be lengthy and require the expenditure of substantial resources. We may not be able to obtain necessary regulatory approvals or clearances on a timely basis or at all, and delays in receipt of or failure to receive such approvals or clearances, or failure to comply with existing or future regulatory requirements would have a material adverse effect on our financial position, results of operations and cash flows. Tariffs will increase our material costs and, if they are fully absorbed by us, then they will negatively affect our gross profit margins.

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

Our current patents, trade secrets and know-how may not provide a competitive advantage, the pending applications may not result in patents being issued, and our competitors may design around any patents issued to us. Our success will continue to depend in part on our ability to maintain patent protection for our products and processes, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. We have 16 issued U.S. patents on several technologies embodied in our AEM Monitoring System, AEM Instruments and related accessories and we have applied for additional U.S. patents. In addition, we have four issued foreign patents. The validity and breadth of claims coverage in medical technology patents involve complex legal and factual questions and may be highly uncertain. Also, patents may not protect our proprietary information and know-how or provide adequate remedies for us in the event of unauthorized use or disclosure of such information, and others may be able to develop competing technology, independent of such information. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation may be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us, to defend us against claimed infringement of the rights of others or to determine the ownership, scope or validity of our proprietary rights or those of others. Any such claims may require us to incur substantial litigation expenses and to divert substantial time and effort of management personnel and could substantially decrease the amount of capital available for our operations. An adverse determination in litigation involving the proprietary rights of others could subject us to significant liabilities to third parties, could require us to seek licenses from third parties, and could prevent us from manufacturing, selling or using our products. The occurrence of any such actual or threatened litigation or the effect on our business of such litigation may materially adversely affect our financial position, results of operations and cash flows. Additionally, our assessment that a patent is no longer of value could result in a significant charge against our earnings.

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

Our common stock is thinly traded, the prices at which it trades are volatile and the buying or selling actions of a few shareholders may adversely affect our stock price. As of May 31, 2019, we had a public float, which is defined as shares outstanding minus shares held by our officers, directors, or beneficial holders of greater than 5% of our outstanding common stock, of 5,827,879 shares, or 50% of our outstanding common stock. The average number of shares traded in any given day over the past year has been relatively small compared to the public float. Thus, the actions of a few shareholders either buying or selling shares of our common stock may adversely affect the price of the shares. Historically, thinly-traded securities such as our common stock have experienced extreme price and volume fluctuations that do not necessarily relate to operating performance.

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

None at March 31, 2019.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

During our fiscal years 2019 and 2018, our common stock has been quoted on the Pink tier, operated by the OTC Markets Group, Inc. The ticker symbol “ECIA” has been assigned to our common stock for over-the-counter quotations. The following table shows the range of high and low bid quotations for each share of our common stock on these markets, for the periods indicated. The bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2019		2018
Fiscal	High	Low	High	Low
First quarter	$0.45	$0.33	$0.51	$0.32
Second quarter	$0.52	$0.34	$0.47	$0.30
Third quarter	$0.42	$0.32	$0.56	$0.36
Fourth quarter	$0.39	$0.33	$0.48	$0.28

We have never paid cash dividends on our common stock and have no present plans to do so. We presently intend to retain any cash generated from operations in the future for use in our business. As of March 31, 2019, there were approximately 94 holders of record of our common stock.

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

Possibility of Operating Losses. We have an accumulated deficit of $21,850,147 at March 31, 2019. We have made significant strides toward improving our operating results. However, due to the ongoing need to develop new products, the need to develop, optimize and train our sales distribution network and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss in future periods.

Sales Growth. We expect to generate increased sales in the U.S. from sales to new hospital customers and to grow AEM instrumentation sales to existing accounts. In fiscal year 2020, we will focus on growing our AEM franchise through a campaign focused on the clinical, economic and safety benefits of AEM technology, a medico-legal initiative and our new AEM products. In addition, prior years’ efforts in vertical integration have given us three core competencies – electrosurgery, instrument design, and manufacturing – which we expect will allow us to increase sales from our strategic partnership initiatives. Our goal is to offer our customers an AEM disposable counterpart for each AEM reusable instrument.

Gross Margin. We believe that if our fiscal year 2020 revenues increase, then our fiscal year 2020 gross profit and gross margin, as a percentage of revenue, will increase due to a higher gross margin on product revenue as a result of an increase in product produced.

Sales and Marketing Expenses. We continue our efforts to expand domestic and international distribution capability, and we believe that sales and marketing expenses will need to be maintained at a healthy level in order to expand our market visibility and optimize the field sales capability of converting new hospital customers to AEM technology. Sales and marketing expenses are expected to increase as we increase our marketing efforts to support our direct sales representatives. In fiscal year 2020, we expect to have ten direct sales managers. Each direct sales manager also manages a separate territory.

Manufacturing. We believe that we will be able to achieve cost reductions, and provide better control over quality and consistency, by producing products on our own. We manufacture our own disposable scissor inserts and are exploring other products that we may manufacture internally.

Research and Development Expenses. Research and development expenses are expected to increase to support expansion to our AEM product line, which will further expand the instrument options for the surgeon. New refinements to AEM product lines are planned for introduction in fiscal year 2020.

Results of Operations

Net Revenue. Our net revenue for the fiscal year ended March 31, 2019 (“FY 19”) was $8,802,456, and for the fiscal year ended March 31, 2018 (“FY 18”), net revenue was $8,754,279. This represents an increase of $48,177, or 1%, in FY 19 from FY 18. The increase is attributable to new hospital accounts for AEM technology, which increased the installed base of users of reusable and disposable AEM Surgical Instruments. This was partially offset by business lost from hospitals that stopped or reduced using AEM technology. FY 18 included net revenue of $492,200 from an order for non-AEM product. FY 19 net revenue increased 7% after non-AEM product revenue is excluded from FY 18 net revenue.

Gross profit. Gross profit in FY 19 was $4,671,600 which represented a decrease of $335,423, or 7%, from gross profit in FY 18 of $5,007,023. Gross profit margin was 53% of net revenue for FY 19 and 57% of net revenue for FY 18. The gross profit margin decrease from FY 18 was due to product mix and higher material costs primarily due to the effect of tariffs.

Sales and marketing expenses. Sales and marketing expenses were $2,763,065 in FY 19, an increase of $451,298, or 20%, from $2,311,767 in FY 18. The increase was the result of increased compensation for additional sales people, commissions, sales samples, advertising and printing.

General and administrative expenses. General and administrative expenses were $1,315,401 in FY 19, a decrease of $141,941, or 10% from $1,457,342 in FY 18. The decrease was the result of decreased compensation, bank fees, regulatory fees and bonus accrual elimination. The net decrease was partially offset by increased legal fees.

Research and development expenses. Research and development expenses were $779,493 in FY 19, a decrease of $62,588 or 7%, from $842,081 in FY 18. The decrease was the result of decreased compensation, inventory usage, outside services, test materials and cost allocations. The net decrease was partially offset by increased test materials.

Net income and loss. Net loss in FY 19 of $236,096 represented a loss increase of $571,655 compared to FY 18 net income of $335,559. The decreased income was the result of decreased gross profit and increased operating expenses, as discussed above.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock and, in some years, by operating profits. To date, common stock and additional paid in capital totaled $24,201,769 from our inception through March 31, 2019. Our operations used $127,242 and provided $419,441 of cash in FY 19 and FY 18, respectively, on net revenue of and $8,802,456 and $8,754,279 in FY 19 and FY 18, respectively. These amounts of cash provided by operations are not indicative of the expected cash to be generated from or used by operations in the fiscal year ending March 31, 2020 (“FY 20”). As of March 31, 2019, we had $298,348 in cash, cash equivalents and restricted cash, and had an additional $1 million available under our credit facility to fund future operations. Working capital was $1,908,748 at March 31, 2019 compared to $1,575,681 at March 31, 2018. The increase in working capital was primarily caused by an issuance of common stock for $350,000. Current liabilities were $1,001,265 at March 31, 2019, compared to $1,038,485 at March 31, 2018.

On July 31, 2018, we signed a new line of credit agreement with Bank of America Merrill Lynch. The facility provides for up to $1 million revolving line of credit. The interest rate is a rate per year equal to the LIBOR Daily Floating Rate plus 2.75 percentage points. There is a minimum quarterly EBITDA covenant and a minimum Collateral Coverage ratio of 2. Minimum Collateral Coverage is the ratio of gross accounts receivable plus inventory to the line of credit commitment. As of March 31, 2019, we had no borrowings from the credit facility and had an additional $1 million available to borrow. For the quarters ended December 31, 2018 and March 31, 2019, we were not in compliance with the minimum quarterly EBITDA covenant.

We believe that the unique performance of AEM technology and our breadth of independent endorsements provide an opportunity for market share growth. We believe that the market awareness of AEM technology and its endorsements is continually improving and that this will benefit revenue efforts in FY 20. We believe that we enter FY 20 having achieved improvements in the clinical credibility of our technology. Our FY 20 operating plan is focused on growing revenue, increasing gross profits, increasing research and development costs while increasing profits and positive cash flows. We cannot predict with certainty the expected revenue, gross profit, net income or loss and usage of cash, cash equivalents and restricted cash for FY 20. We believe that cash resources and borrowing capacity will be sufficient to fund our operations for at least the next twelve months under our current operating plan. If we are unable to manage business operations in line with our budget expectations, it could have a material adverse effect on business viability, financial position, results of operations and cash flows. Further, if we are not successful in sustaining profitability and remaining at least cash flow break-even, additional capital may be required to maintain ongoing operations.

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

Income Taxes

As of March 31, 2019, net operating loss carryforwards totaling approximately $10 million were available to reduce taxable income in the future. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in fiscal year 2020. We have not paid income taxes since our inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including changes in our ownership. We have established a valuation allowance for the entire amount of our deferred tax asset since inception due to our history of losses. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed.

Off-Balance Sheet Financing Arrangements

Except as described below, we do not utilize variable interest entities or other off-balance sheet financial arrangements.

We have a commitment for our facility at 6797 Winchester Circle, Boulder, Colorado. Rent expense for our facilities for the fiscal years ended March 31, 2019 and 2018 was $305,735 and $252,911, respectively.

Contractual Obligations

Effective November 9, 2017, we extended our noncancelable lease agreement through July 31, 2024 for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease includes base rent abatement for the first two months, or $55,583, and $145,000 of leasehold improvements granted by the landlord. At the start of the lease on August 1, 2019, the $145,000 will be recorded on our condensed balance sheets as leasehold improvements and deferred rent. The leasehold improvements will be amortized over the lesser of the lease term or the assets life and the deferred rent will be amortized against rent expense over the lease term. Lease expense was $305,735 and $252,911 for the fiscal years ended March 31, 2019 and 2018, respectively. The minimum future lease payment, by fiscal year, as of March 31, 2019 is as follows:

Fiscal Year	Amount
2020	322,738
2021	343,167
2022	357,667
2023	372,167
2024	386,667
2025	130,500
Total	$1,912,906

On July 31, 2018, we signed a new line of credit agreement with Bank of America Merrill Lynch. The facility provides for up to $1 million revolving line of credit. The interest rate is a rate per year equal to the LIBOR Daily Floating Rate plus 2.75 percentage points. There is a minimum quarterly EBITDA covenant and a minimum Collateral Coverage ratio of 2. Minimum Collateral Coverage is the ratio of gross accounts receivable plus inventory to the line of credit commitment. As of March 31, 2019, we had no borrowings from the credit facility and had an additional $1 million available to borrow. For the quarters ended December 31, 2018 and March 31, 2019, we were not in compliance with the minimum quarterly EBITDA covenant.

As of March 31, 2019, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease obligations	$1,912,906	$322,738	$700,834	$758,834	$130,500

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

Item 8. Financial Statements and Supplementary Data

The following financial statements are included in this Report:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Encision Inc.
Boulder, Colorado

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Encision Inc. as of March 31, 2019 and 2018 and the related statements of operations, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Encision Inc. as of March 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Denver, Colorado

June 14, 2019

Encision Inc.

Balance Sheets

	March 31, 2019	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$273,348	$114,538
Restricted cash	25,000	25,000
Accounts receivable, net of allowance for doubtful accounts of $26,000 at March 31, 2019 and $20,500 at March 31, 2018	1,009,106	962,639
Inventories, net of reserve for obsolescence of $50,000 at March 31, 2019 and $21,000 at March 31, 2018	1,472,543	1,437,159
Prepaid expenses	130,016	74,830
Total current assets	2,910,013	2,614,166
Equipment:
Furniture, fixtures and equipment, at cost	3,061,329	3,021,968
Accumulated depreciation	(2,811,761)	(2,673,037)
Equipment, net	249,568	348,931
Patents, net of accumulated amortization of $266,028 at March 31, 2019 and $238,571 at March 31, 2018	248,579	270,504
Other assets	19,548	18,873
TOTAL ASSETS	$3,427,708	$3,252,474
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$578,956	$466,418
Accrued compensation	295,875	257,133
Other accrued liabilities	126,434	284,550
Deferred rent	—	30,384
Total current liabilities	1,001,265	1,038,485
Long-term liability:
Deferred rent	74,821	10,128
Total liabilities	1,076,086	1,048,613
Commitments and contingencies (Note 4)
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 11,558,355 and 10,683,355 issued and outstanding at March 31, 2019 and 2018, respectively	24,201,769	23,817,912
Accumulated (deficit)	(21,850,147)	(21,614,051)
Total shareholders’ equity	2,351,622	2,203,861
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,427,708	$3,252,474

The accompanying notes to financial statements are an integral part of these statements.

Encision Inc.

Statements of Operations

Years Ended	March 31, 2019	March 31, 2018
NET REVENUE	$8,802,456	$8,754,279
COST OF REVENUE	4,130,856	3,747,256
GROSS PROFIT	4,671,600	5,007,023
OPERATING EXPENSES:
Sales and marketing	2,763,065	2,311,767
General and administrative	1,315,401	1,457,342
Research and development	779,493	842,081
Total operating expenses	4,857,959	4,611,190
OPERATING INCOME (LOSS)	(186,359)	395,833
Interest expense, net	(50,334)	(60,643)
Other income, net	597	369
Interest and other income, net	(49,737)	(60,274)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(236,096)	335,559
Provision for income taxes	—	—
NET INCOME (LOSS)	$(236,096)	$335,559
Net income (loss) per share—basic and diluted	$(0.02)	$0.03
Weighted average shares—basic	10,932,670	10,683,355
Weighted average shares—diluted	10,932,670	10,707,126

The accompanying notes to financial statements are an integral part of these statements.

Encision Inc.

Statements of Shareholders’ Equity

	Shares of Common Stock	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
BALANCES AT MARCH 31, 2017	10,683,355	$23,752,131	$(21,949,610)	$1,802,521
Net income	—	—	335,559	335,559
Compensation expense related to equities	—	65,781	—	65,781
BALANCES AT MARCH 31, 2018	10,683,355	23,817,912	(21,614,051)	2,203,861
Net loss	—	—	(236,096)	(236,096)
Compensation expense related to equities	—	37,027	—	37,027
Common stock issued	875,000	346,830	—	346,830
BALANCES AT MARCH 31, 2019	11,558,355	$24,201,769	$(21,850,147)	$2,351,622

The accompanying notes to financial statements are an integral part of these statements.

Encision Inc.

Statements of Cash Flows

Years Ended	March 31, 2019	March 31, 2018
Cash flows from (used in) operating activities:
Net income (loss)	$(236,096)	$335,559
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	182,066	202,895
Stock-based compensation expense related to stock options	37,027	65,781
(Recovery from) provision for doubtful accounts, net change	5,500	(12,500)
(Recovery from) provision for inventory obsolescence, net change	29,000	(29,000)
Change in operating assets and liabilities:
Accounts receivable	(51,967)	92,142
Inventories	(64,384)	(279,747)
Prepaid expenses and other assets	(55,861)	(14,963)
Accounts payable	112,538	63,504
Accrued compensation and other accrued liabilities	(85,065)	(4,230)
Net cash provided by (used in) operating activities	(127,242)	419,441
Cash flows (used in) investing activities:
Acquisition of property and equipment	(55,246)	(56,562)
Patent costs	(5,532)	(43,403)
Net cash (used in) investing activities	(60,778)	(99,965)
Cash flows from (used in) financing activities:
Paydowns to credit facility, net change	—	(275,055)
Change in restricted cash	—	25,000
Proceeds from the issuance of common stock	350,000	—
Cost of the issuance of common stock	(3,170)	—
Net cash provided by (used in) financing activities	346,830	(250,055)
Net increase in cash, cash equivalents and restricted cash	158,810	69,421
Cash, cash equivalents and restricted cash, beginning of fiscal year	139,538	70,117
Cash, cash equivalents and restricted cash, end of fiscal year	$298,348	$139,538

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$42,914	$50,643

The accompanying notes to financial statements are an integral part of these statements.

ENCISION INC.

NOTES TO FINANCIAL STATEMENTS

1.       Description of Business and Basis of Presentation

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

We have an accumulated deficit of $21,850,147 at March 31, 2019. Operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock, and by operating profits. Our liquidity has diminished because of prior years’ operating losses, and we may be required to seek additional capital in the future.

Our strategic marketing and sales plan is designed to expand the use of our products in surgically active hospitals in the United States.

We had a net (loss) income available to shareholders of $(236,096) and 335,559 for the fiscal years ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had cash and cash equivalents of $273,348, working capital of $1,908,748 and a line of credit of $1 million. During the fiscal year ended March 31, 2019, the Company used cash in operations of $127,242. The principal difference between the net loss of $236,096 and cash used in operations was the non-cash expenses of depreciation, amortization and stock-based compensation expense related to stock options, for a total of $219,093. The principal reason for our loss for the fiscal year ended March 31, 2019 was higher material costs as a result of the governmental tariffs. These facts and circumstances were initial indicators that created uncertainty about our ability to continue as a going concern. To address this uncertainty, management has developed plans to ensure that we have the working capital necessary to fund operations. We had continued revenue growth of seven percent from our AEM product revenue. Management concludes that it is probable that our cash resources and our $1 million line of credit will be sufficient to meet our cash requirements for twelve months from the issuance of the consolidated financial statements. In the event that the governmental tariffs are reduced or eliminated then we expect that the higher material costs that we experienced will be reduced. We are increasing our pricing on products to mitigate somewhat our higher material costs. Therefore, the accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern.

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

Cash, Cash Equivalents and Restricted Cash For purposes of reporting cash flows, we consider all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash is cash that was deposited to obtain a letter of credit for our importing and exporting activities.

Fair Value of Financial Instruments. Our financial instruments consist of cash, cash equivalents and restricted cash and short-term trade receivables, payables and line of credit. The carrying values of cash, cash equivalents and restricted cash, short-term receivables, payables and line of credit approximate their fair value due to their short maturities.

Concentration of Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents, accounts receivable and accounts payable. The carrying value of all financial instruments approximates fair value. The amount of cash on deposit with financial institutions occasionally exceeds the $250,000 federally insured limit at March 31, 2019. However, we believe that cash on deposit that exceeds $250,000 in the financial institutions is financially sound and the risk of loss is minimal.

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

A summary of the activity in our allowance for doubtful accounts is as follows:

Years Ended	March 31, 2019	March 31, 2018
Balance, beginning of year	$20,500	$33,000
Provision for (recoveries of) estimated losses	(560)	(10,982)
Write-off of uncollectible accounts	6,060	(1,518)
Balance, end of year	$26,000	$20,500

The net accounts receivable balance at March 31, 2019 of $1,009,106 included no more than 8% from any one customer. The net accounts receivable balance at March 31, 2018 of $962,639 included no more than 7% from any one customer.

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

Years Ended	March 31, 2019	March 31, 2018
Balance, beginning of year	$10,000	$20,000
Provision for estimated warranty claims	4,592	(10,741)
Claims made	(4,592)	(741)
Balance, end of year	$10,000	$10,000

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

At March 31, 2019 and 2018, inventory consisted of the following:

	March 31, 2019	March 31, 2018
Raw materials	$1,063,780	$941,964
Finished goods	458,763	516,195
Total gross inventories	1,522,543	1,458,159
Less reserve for obsolescence	(50,000)	(21,000)
Total net inventories	$1,472,543	$1,437,159

A summary of the activity in our inventory reserve for obsolescence is as follows:

Years Ended	March 31, 2019	March 31, 2018
Balance, beginning of year	$21,000	$50,000
Provision for estimated obsolescence	29,000	3,816
Write-off of obsolete inventory	—	(32,816)
Balance, end of year	$50,000	$21,000

Property and Equipment. Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally three to seven years. We use the straight-line method of depreciation for property and equipment. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized. Depreciation expense for the years ended March 31, 2019 and 2018 was $154,609 and $176,016, respectively.

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

Patents. The costs of applying for patents are capitalized and amortized on a straight-line basis over the lesser of the patent’s economic or legal life (20 years from the date of application in the United States). Capitalized costs are expensed if patents are not issued. We review the carrying value of our patents periodically to determine whether the patents have continuing value and such reviews could result in the conclusion that the recorded amounts have been impaired. A summary of our patents at March 31, 2019 and 2018 is as follows:

	March 31, 2019	March 31, 2018
Patents issued	$447,430	$447,430
Accumulated amortization	(254,992)	(233,390)
Patents issued, net of accumulated amortization	192,438	214,040
Patent applications	67,176	61,645
Accumulated amortization	(11,035)	(5,181)
Patent applications, net of accumulated amortization	56,141	56,464
Total net patents and patent applications	$248,579	$270,504

The expected annual amortization expense related to patents and patent applications as of March 31, 2019, for the next five fiscal years, is as follows:

Fiscal Year	Amount
2020	$27,456
2021	24,599
2022	23,876
2023	20,958
2024 and following	151,690
Total	$248,579

Other Accrued Liabilities. At March 31, 2019 and 2018, other accrued liabilities consisted of the following:

	March 31, 2019	March 31, 2018
Bonus	$—	$108,000
Warranty	10,000	10,000
Sales commissions	50,129	45,068
Lease normalization	—	23,939
Sales and use tax	22,494	17,434
Marketing fees	4,041	7,278
Professional fees	—	37,500
Payroll taxes	27,188	24,114
Miscellaneous	12,582	11,217
Total other accrued liabilities	$126,434	$284,550

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

Advertising Costs. We expense advertising costs as incurred. Advertising expense for the years ended March 31, 2019 and 2018 was minimal.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our statements of operations for fiscal years 2019 and 2018 included compensation expense for share-based payment awards granted prior to, but not yet vested as of March 31, 2019, based on the grant date fair value. Compensation expense for all share-based payment is recognized using the straight-line, single-option method. As stock-based compensation expense recognized in the accompanying statements of operations for fiscal years 2019 and 2018 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Stock-based compensation expense recognized under ASC 718 for fiscal years 2019 and 2018 was $37,027 and $65,781, respectively, which consisted of stock-based compensation expense related to director and employee stock options.

Stock-based compensation expense related to director and employee stock options under ASC 718 for fiscal years 2019 and 2018 was allocated as follows:

Years Ended	March 31, 2019	March 31, 2018
Cost of sales	$2,026	$2,157
Sales and marketing	4,034	13,679
General and administrative	28,919	45,513
Research and development	2,048	4,432
Stock-based compensation expense	$37,027	$65,781

Segment Reporting. We have concluded that we have one operating segment.

Basic and Diluted Income per Common Share. Net income per share is calculated in accordance with ASC Topic 260, "Earnings Per Share" ("ASC 260"). Under the provisions of ASC 260, basic net income per common share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing the net income for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. Because we had a loss in fiscal years 2019 and 2018, the shares used in the calculation of dilutive potential common shares exclude options to purchase shares and RSUs. Therefore, basic net loss per common share equals dilutive net loss per common share:

The following table presents the calculation of basic and diluted net income (loss) per share:

Years Ended	March 31, 2019	March 31, 2018
Net income (loss)	$(236,096)	$335,559
Weighted-average shares — basic	10,932,670	10,683,355
Effect of dilutive potential common shares	—	23,771
Weighted-average shares — basic and diluted	10,932,670	10,707,126
Net loss per share — basic and diluted	$(0.02)	$0.03
Antidilutive equity units	990,286	983,765

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. Within the opening balances for the fiscal year beginning April 1, 2019, we will recognize leased assets and corresponding liabilities in other long-term assets of $1,280,000.

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

Under ASC 718, the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of financial information in accordance with ASC 718. The use of a Black-Scholes model requires the use of actual employee exercise behavior data and the use of a number of assumptions including expected volatility, risk-free interest rate and expected dividends. Employee stock options for 437,000 and 200,000 shares of stock were granted during fiscal years 2019 and 2018, respectively.

As of March 31, 2019, $186,000 of total unrecognized compensation costs related to nonvested stock is expected to be recognized over a period of five years. The assumptions for employee stock options are summarized as follows:

Years Ended	March 31, 2019	March 31, 2018
Risk-free interest rate	2.2% to 3.1%	1.8% to 1.9%
Expected life (in years)	5.0	5.0
Expected volatility	87% to 91%	93% to 95%
Expected dividend	0%	0%

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

The total fair value of options granted was computed to be approximately $107,000 and $65,000, for the fiscal years ended March 31, 2019 and 2018, respectively. For disclosure purposes, these amounts are amortized ratably over the vesting periods of the options. Effects of stock-based compensation, net of the effect of forfeitures, totaled $37,027 and $65,781 for fiscal years 2019 and 2018, respectively.

The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the use of assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options. A summary of our stock option activity and related information for equity compensation plans approved by security holders for each of the fiscal years ended March 31, 2019 and 2018 is as follows:

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT MARCH 31, 2017	685,000	$0.63
Granted	200,000	0.45
Forfeited/expired	(126,750)	0.75
BALANCE AT MARCH 31, 2018	758,250	$0.56
Granted	152,000	0.36
Forfeited/expired	(238,250)	0.79
BALANCE AT MARCH 31, 2019	672,000	$0.43

A summary of our stock option activity and related information for equity compensation plans not approved by security holders for the fiscal year ended March 31, 2019 is as follows:

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT MARCH 31, 2017	245,000	$0.96
Granted	—	—
Forfeited/expired	(20,000)	—
BALANCE AT MARCH 31, 2018	225,000	1.00
Granted	285,000	0.35
Forfeited/expired	(216,000)	0.83
BALANCE AT MARCH 31, 2019	294,000	$0.49

The following table summarizes information about employee stock options outstanding and exercisable at March 31, 2019:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$0.30 - $0.35	505,000	3.9	$0.33	126,564	$0.31
$0.38 - $0.50	359,000	3.5	$0.43	109,223	$0.47
$0.70 - $1.15	102,000	0.4	$0.59	96,355	$0.93
	966,000	3.4	$0.39	332,142	$0.54

A summary of our RSU activity and related information for equity compensation plans approved by security holders for the fiscal year ended March 31, 2019 is as follows:

	RSUs OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT MARCH 31, 2018	24,286	$0.62
Granted	—	—
Forfeited/expired	—	—
BALANCE AT MARCH 31, 2019	24,286	$0.62

The 966,000 options outstanding as of March 31, 2019 are nonqualified stock options. The exercise price of all options granted through March 31, 2019 has been equal to or greater than the fair market value, as determined by our Board of Directors or based upon publicly quoted market values of our common stock on the date of the grant. As of March 31, 2019, 24,286 equity units for our common stock remain available for grant under the Plan.

4.       Commitments and Contingencies

Effective November 9, 2017, we extended our noncancelable lease agreement through July 31, 2024 for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease includes base rent abatement for the first two months, or $55,583, and $145,000 of leasehold improvements granted by the landlord. At the start of the lease on August 1, 2019, the $145,000 will be recorded on our condensed balance sheets as leasehold improvements and deferred rent. The leasehold improvements will be amortized over the lesser of the lease term or the assets life and the deferred rent will be amortized against rent expense over the lease term. Lease expense was $305,735 and $252,911 for the fiscal years ended March 31, 2019 and 2018, respectively. The minimum future lease payment, by fiscal year, as of March 31, 2019 is as follows:

Fiscal Year	Amount
2020	322,738
2021	343,167
2022	357,667
2023	372,167
2024	386,667
2025	130,500
Total	$1,912,906

On July 31, 2018, we signed a new line of credit agreement with Bank of America Merrill Lynch. The facility provides for up to $1 million revolving line of credit and is secured by accounts receivable and inventory. The interest rate is a rate per year equal to the LIBOR Daily Floating Rate plus 2.75 percentage points. There is a minimum quarterly EBITDA covenant and a minimum Collateral Coverage ratio of 2. Minimum Collateral Coverage is the ratio of gross accounts receivable plus inventory to the line of credit commitment. As of March 31, 2019, we had no borrowings from the credit facility and had an additional $1 million available to borrow. For the quarters ended December 31, 2018 and March 31, 2019, we were not in compliance with the minimum quarterly EBITDA covenant.

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine our and their compliance with these regulations. As of March 31, 2019, we believe we were in substantial compliance with all known regulations. FDA inspections are conducted periodically at the discretion of the FDA. We were last inspected in December 2012 and were notified of five observations from that inspection, none of which we believe to be material.

Our obligation with respect to employee severance benefits is minimized by the “at will” nature of the employee relationships. Our total obligation with respect to contingent severance benefit obligations was none as of March 31, 2019 and 2018.

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

The following is a reconciliation between the effective rate and the federal statutory rate used in determining deferred tax assets:

Years Ended	March 31, 2019	March 31, 2018
Expected income tax rate	$(50,000)	$103,000
State income taxes, net of federal tax benefit	(8,000)	12,000
Change in valuation allowance	92,000	(1,650,000)
Other permanent differences	20,000	27,000
Research credits	(54,000)	—
Rate change	—	1,491,000
Other differences	—	17,000
Income tax expense	$—	$—

The components of the net accumulated deferred income tax asset (liability) are as follows:

Years Ended	March 31, 2019	March 31, 2018
Other deferred assets	$64,000	$45,000
Valuation allowance	(64,000)	(45,000)
Current deferred tax assets	—	—

Credits and net operating loss carryforwards	2,742,000	3,003,000
Valuation allowance	(2,742,000)	(3,003,000)
Long-term deferred tax assets	—	—

Total deferred tax assets	—	—
Valuation allowance	—	—
Long-term deferred tax liabilities	—	—

Total deferred tax liabilities	—	—

Net deferred tax assets (liabilities)	$—	$—

The primary components of our deferred tax assets are described below:

Years Ended	March 31, 2019	March 31, 2018
Differences in reporting long-term assets	$64,000	$45,000
Credits and net operating loss carryforwards	2,742,000	3,003,000
Less valuation allowance	(2,806,000)	(3,048,000)
Total deferred tax assets	$—	$—

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

As of March 31, 2019, we had approximately $10 million of net operating loss carryovers for tax purposes. Additionally, we have approximately $292,000 of research and development tax credits available to offset future federal income taxes. The net operating loss and credit carryovers begin to expire in the fiscal year ended March 31, 2020. In the fiscal year ended March 31, 2020, net operating loss of approximately $1,1 million will expire if sufficient taxable income is not available to use it. In fiscal years ended after March 31, 2019, net operating losses expire at various dates through March 31, 2039. Our net operating loss carryovers at March 31, 2019 include $455,000 in income tax deductions related to stock options which will be tax effected and the benefit will be reflected as a credit to additional paid-in capital when realized. As such, these deductions are not reflected in our deferred tax assets. The Internal Revenue Code contains provisions, which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests.

6.       Major Customers/Suppliers

We depend on sales that are generated from hospitals’ ongoing usage of AEM surgical instruments. In fiscal year 2019, we generated sales from over 300 hospitals that have changed to AEM products, but no hospital customer contributed more than 5% to the total sales. We have a relationship with ATL Technology, LLC who accounted for approximately 27%, Aeroswiss, Inc. who accounted for approximately 18%, and Bovie Medical Company who accounted for approximately 11%, respectively, of our purchases in fiscal year 2019.

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

8.       Related Party Transaction

We paid consulting fees of $67,102 and $73,195 to an entity owned by one of our directors in fiscal years 2019 and 2018, respectively.

9. Subsequent Events

Management evaluated all activity of us and concluded that, as of the date the financial statements were issued, no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Item 9 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9 A (T). Controls and Procedures.

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2019. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.

Based on its assessment of internal control over financial reporting, management has concluded that, as of March 31, 2019, our internal control over financial reporting was effective.

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

Changes In Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9 B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2019 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2019.

Item 11. Executive Compensation.

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2019 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2019 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2019.

The following table summarizes certain information regarding our equity compensation plan as of March 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding equity units	Weighted-average exercise price of equity units	Number of securities remaining available for future issuance under equity units plan
Equity compensation plans approved by security holders	696,286	$0.43	3,714
Equity compensation plans not approved by security holders	294,000	$0.49	—
Total	990,286	$0.45	3,714

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2019 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2019.

Item 14. Principal Accounting Fees and Services.

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2019 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2019.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(b) Exhibits - The following exhibits are attached to this report on Form 10-K or are incorporated herein by reference:

3.1	Articles of Incorporation of the Company, as amended. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).
3.2	Bylaws of the Company. (Incorporated by reference from Current Report on Form 8-K filed on October 30, 2007).
3.3	First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 31, 2017).
4.1	Form of certificate for shares of Common Stock. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).
4.2	Description of Capital Stock.**
10.1	Lease Agreement dated June 3, 2004 between Encision Inc. and DaPuzzo Investment Group, LLC (Incorporated by reference from Quarterly Report on Form 10-QSB filed on August 12, 2004).
10.2	Encision Inc. 2007 Stock Option Plan (Incorporated by reference from Proxy Statement dated June 30, 2007). †
10.3	Encision Inc. 2014 Stock Option Plan (Incorporated by reference from Proxy Statement dated July 11, 2014). †
10.4	Employment Agreement, dated December 17, 2013, between Encision Inc. and Gregory J. Trudel (Incorporated by reference from Current Report on Form 8-K filed on December 23, 2013). †
10.5	Employment Agreement, dated November 14, 2016, between Encision Inc. and Gregory J. Trudel (Incorporated by reference to Exhibit 10-1 to our Current Report on Form 8-K filed on November 18, 2016). †
10.6	Loan and Security Agreement between Encision Inc. and Crestmark Bank dated March 15, 2016 (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K filed on June 14, 2016).
10.7	Fifth Amendment to Office Building Lease dated November 9, 2017 (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed February 12, 2018).
10.8	Loan Agreement between Encision Inc. and Bank of America dated July 31, 2018 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 13, 2018).
10.9	Securities Purchase Agreement dated December 19, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 3, 2019).
31.1	Section 302 Certification of Principal Executive Officer **
31.2	Section 302 Certification of Principal Financial and Accounting Officer **
32.1	Section 906 Certifications **

†	Denotes management contract or compensatory plan or arrangement.
**	Filed herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCISION INC.
Dated: June 14, 2019
	By:	/s/ Mala Ray
Mala Ray Controller Principal Accounting Officer & Principal Financial Officer

 Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Date

/s/ Mala Ray	June 14, 2019
Mala Ray Controller Principal Accounting Officer & Principal Financial Officer

/s/ Patrick W. Pace	June 14, 2019
Patrick W. Pace Director

/s/ Robert H. Fries	June 14, 2019
Robert H. Fries Director

/s/ Vern D. Kornelsen	June 14, 2019
Vern D. Kornelsen Director

/s/ Gregory J. Trudel	June 14, 2019
Gregory J. Trudel President and CEO Principal Executive Officer Director

/s/ David W. Newton	June 14, 2019
David W. Newton Vice President - Technology Director

