Form 10-Q
period 2019-06-30
ENCISION INC
filed 2019-08-14
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	ECIA	OTC Bulletin Board

Securities registered under Section 12(g) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	11,558,355 Shares
(Class)	(outstanding at August 31, 2019)

ENCISION INC.

FORM 10-Q

For the Three Months Ended June 30, 2019

PART I FINANCIAL INFORMATION

ITEM 1 - Condensed Interim Financial Statements

Encision Inc.

Condensed Balance Sheets

(Unaudited)

	June 30, 2019	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$135,569	$273,348
Restricted cash	—	25,000
Accounts receivable, net of allowance for doubtful accounts of $20,000 at June 30, 2019 and $26,000 at March 31, 2019	1,021,341	1,009,106
Inventories, net of reserve for obsolescence of $40,000 at June 30, 2019 and $50,000 at March 31, 2019	1,377,719	1,472,543
Prepaid expenses	132,583	130,016
Total current assets	2,667,212	2,910,013
Equipment, at cost:
Furniture, fixtures and equipment	3,082,315	3,061,329
Accumulated depreciation	(2,848,095)	(2,811,761)
Equipment, net	234,220	249,568
Right of use asset	1,181,590	—
Patents, net of accumulated amortization of $272,526 at June 30, 2019 and $266,028 at March 31, 2019	242,886	248,579
Other assets	19,548	19,548
TOTAL ASSETS	$4,345,456	$3,427,708
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$437,918	$578,956
Accrued compensation	208,946	295,875
Other accrued liabilities	138,007	126,434
Line of credit	150,000	—
Accrued lease liability	158,721	—
Total current liabilities	1,093,592	1,001,265
Long-term liability:
Accrued lease liability	1,074,434	—
Deferred rent	—	74,821
Total liabilities	2,168,026	1,076,086
Commitments and contingencies (Note 4)
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 11,558,355 shares issued and outstanding at June 30, 2019 and March 31, 2019	24,209,471	24,201,769
Accumulated (deficit)	(22,032,041)	(21,850,147)
Total shareholders’ equity	2,177,430	2,351,622
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,345,456	$3,427,708

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	June 30, 2019	June 30, 2018
NET REVENUE	$1,928,575	$2,404,292
COST OF REVENUE	995,604	1,103,177
GROSS PROFIT	932,971	1,301,115
OPERATING EXPENSES:
Sales and marketing	530,505	775,785
General and administrative	345,600	320,260
Research and development	236,144	166,672
Total operating expenses	1,112,249	1,262,717
OPERATING INCOME (LOSS)	(179,278)	38,398
Interest expense, net	(2,783)	(18,450)
Other income (expense), net	167	(1,365)
Interest expense and other income (expense), net	(2,616)	(19,815)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(181,894)	18,583
Provision for income taxes	—	—
NET INCOME (LOSS)	$(181,894)	$18,583
Net income (loss) per share—basic and diluted	$(0.02)	$0.00
Weighted average shares—basic	11,558,355	10,683,355
Weighted average shares—diluted	11,558,355	10,704,655

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended
	June 30, 2019	June 30, 2018
Operating activities:
Net income (loss)	$(181,894)	$18,583
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	42,832	47,587
Share-based compensation expense	7,702	12,093
(Recovery from) doubtful accounts, net	(6,000)	(3,000)
(Recovery from) inventory obsolescence, net	(10,000)	—
Changes in operating assets and liabilities:
Right of use asset, net	(23,256)	—
Accounts receivable	(6,235)	(284,959)
Inventories	104,824	201,506
Prepaid expenses and other assets	(2,567)	(44,033)
Accounts payable	(141,038)	(16,870)
Accrued compensation and other accrued liabilities	(75,356)	(72,953)
Net cash (used in) operating activities	(290,988)	(142,046)
Investing activities:
Acquisition of property and equipment	(20,986)	(5,288)
Patent costs	(805)	(1,171)
Net cash (used in) investing activities	(21,791)	(6,459)
Financing activities:
Borrowings from credit facility, net change	150,000	87,110
Net cash generated by financing activities	150,000	87,110
Net (decrease) in cash, cash equivalents, and restricted cash	(162,779)	(61,395)
Cash, cash equivalents, and restricted cash beginning of period	298,348	139,538
Cash, cash equivalents, and restricted cash end of period	$135,569	$78,143

Supplemental disclosure:
Right of use asset	$1,214,983	—
Accrued lease liability	$1,279,675	—

The accompanying notes to financial statements are an integral part of these condensed statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2019

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

We have an accumulated deficit of $22,032,041 at June 30, 2019. A significant portion of our operating funds have been provided by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Shareholders’ equity decreased by $174,192 as a result of our loss of $181,894, and increased as a result of share-based compensation of $7,702. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital.

Our strategic marketing and sales plan is designed to expand the use of our products in surgically active hospitals and surgery centers in the United States.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The condensed interim financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed on June 14, 2019.

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

We had a net loss of $181,894 for the fiscal quarter ended June 30, 2019. At June 30, 2019, we had cash of $135,569, borrowings of $150,000 and $850,000 available under our line of credit. Working capital was $1,573,620, a decrease of $335,128 from March 31, 2019. We used $290,988 of cash in the fiscal quarter ended June 30, 2019, primarily as a result of our loss and reduction of accounts payable. The principal reason for our loss for the fiscal year ended March 31, 2019 was higher material costs as a result of the U.S. governmental tariffs. These facts and circumstances were initial indicators that created uncertainty about our ability to continue as a going concern. To address this uncertainty, management has developed plans to ensure that we have the working capital necessary to fund operations. In July 2019, we reduced personnel and departmental costs by more than $1 million annualized. We expect that the $1 million annualized cost reductions will return us, starting in the near-term, to profitability. We have a new line of credit (see Note 7), for up to $1 million, restricted by eligible receivables. Management concludes that it is probable that our cash resources and line of credit will be sufficient to meet our cash requirements for twelve months from the issuance of the consolidated financial statements. In the event that the governmental tariffs are reduced or eliminated then we expect that the higher material costs that we experienced will be reduced. We are increasing our pricing on products to mitigate somewhat our higher material costs. Therefore, the accompanying condensed financial statements have been prepared assuming that we will continue as a going concern.

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

Concentration of Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents, accounts receivable and a line of credit. From time to time, the amount of cash on deposit with financial institutions may exceed the $250,000 federally insured limit at June 30, 2019. We believe that cash on deposit that exceeds $250,000 with financial institutions is financially sound and the risk of loss is minimal.

We have no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. We maintain the majority of our cash balances with one financial institution in the form of demand deposits.

Accounts receivable are typically unsecured and are derived from transactions with and from entities in the healthcare industry primarily located in the United States. Accordingly, we may be exposed to credit risk generally associated with the healthcare industry. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The net accounts receivable balance at June 30, 2019 of $1,021,341 and at March 31, 2019 of $1,009,106 included no more than 8% from any one customer.

Inventories. Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At June 30, 2019 and March 31, 2019, inventory consisted of the following:

	June 30, 2019	March 31, 2019
Raw materials	$1,148,006	$1,063,780
Finished goods	269,713	458,763
Total gross inventories	1,417,719	1,522,543
Less reserve for obsolescence	(40,000)	(50,000)
Total net inventories	$1,377,719	$1,472,543

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

Income Taxes. We account for income taxes under the provisions of FASB Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. ASC 740 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits, which, more likely than not based on current circumstances, are not expected to be realized. As a result, no provision for income tax is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. We are required to make many subjective assumptions and judgments regarding our income tax exposures. At June 30, 2019, we had no unrecognized tax benefits, which would affect the effective tax rate if recognized and had no accrued interest, or penalties related to uncertain tax positions.

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

Stock-based compensation expense recognized under ASC 718 for the three months ended June 30, 2019 and 2018 was $7,702 and $12,093, respectively, which consisted of stock-based compensation expense related to grants of employee stock options and restricted stock units (“RSUs”).

Segment Reporting. We have concluded that we have one operating segment.

Recent Accounting Pronouncements. We have reviewed all recently issued accounting pronouncements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. Within the opening balances for the fiscal year beginning April 1, 2019, we recognized leased assets and corresponding liabilities in other long-term assets of $1,214,983.

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended
	June 30, 2019	June 30, 2018
Net income (loss)	$(181,894)	$18,583
Weighted-average shares — basic	11,558,355	10,683,355
Effect of dilutive potential common shares	—	21,300
Weighted-average shares — diluted	11,558,355	10,704,655
Net income (loss) per share — basic	$(0.02)	$0.00
Net income (loss) per share — diluted	$(0.02)	$0.00
Antidilutive employee stock options and RSUs	980,286	986,236

Note 4. COMMITMENTS AND CONTINGENCIES

Effective November 9, 2018, we extended our noncancelable lease agreement through July 31, 2024 for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease includes base rent abatement for the first two months, or $55,583, and $145,000 of leasehold improvements granted by the landlord.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as either finance or operating leases under previous accounting standards and disclosing key information about leasing arrangements. We adopted Topic 842 on April 1, 2019, using the alternative modified transition method, which requires a cumulative effect adjustment, if any, to the opening balance of retained earnings to be recognized on the date of adoption with prior periods not restated. There was no cumulative effect adjustment recorded on April 1, 2019. Within the opening balances for the fiscal year beginning April 1, 2019, we will recognize leased assets and corresponding liabilities in other long-term assets of $1,214,983. This includes two months of rent abatements. The primary impact for us was the balance sheet recognition of right-of-use (“ROU”) assets and lease liabilities for operating leases as a lessee.

We determine if an arrangement contains a lease at inception. We currently do not have any finance leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. We use our incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities as our leases do not provide an implicit rate. Lease expense is recognized on a straight-line basis over the lease term.

The minimum future lease payment, by fiscal year, as of June 30, 2019 is as follows:

Fiscal Year	Amount
2020 (9 months remaining)	$199,913
2021	343,167
2022	357,667
2023	372,167
2024	386,667
2025	130,500
Total	$1,790,081

On July 31, 2018, we signed a new line of credit agreement with Bank of America Merrill Lynch. The facility provides for up to $1 million revolving line of credit. The interest rate is a rate per year equal to the LIBOR Daily Floating Rate plus 2.75 percentage points. There is a minimum quarterly EBITDA covenant and a minimum Collateral Coverage ratio of 2. Minimum Collateral Coverage is the ratio of gross accounts receivable plus inventory to the line of credit commitment. As of June 30, 2019, we had $150,000 of borrowings from the credit facility and had an additional $850,000 available to borrow. For the quarter ended June 30, 2019, we were not in compliance with the minimum quarterly EBITDA covenant. This line was extended to August 31, 2019 and was replaced by a loan and security agreement with Crestmark Bank, see below.

On August 9, 2019, we entered into a loan and security agreement with Crestmark Bank, which replaced the Bank of America Merrill Lynch credit agreement. The loan is due on demand and has no financial covenants. Under the agreement, we were provided with a line of credit that is not to exceed the lesser of $1,000,000 or 85% of eligible accounts receivable. The interest rate is prime rate plus 1.5%, with a floor of 6.75%, plus a monthly maintenance fee of 0.4%, based on the average monthly loan balance. Interest is charged on a minimum loan balance of $500,000, a loan fee of 1% annually, and an exit fee of 3%, 2% and 1% during years one, two and three, respectively.

Aside from the operating lease, we do not have any material contractual commitments requiring settlement in the future.

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine compliance with these regulations. We believe that we were in substantial compliance with all known regulations at June 30, 2019. FDA inspections are conducted periodically at the discretion of the FDA. Our latest inspection by the FDA occurred in October 2016.

Note 5. SHARE-BASED COMPENSATION

The provisions of ASC 718-10-55 requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and RSUs, based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options, RSUs and employee stock purchases for the three months ended June 30, 2019 and 2018, which was allocated as follows:

	Three Months Ended
	June 30, 2019	June 30, 2018
Cost of sales	$681	$601
Sales and marketing	790	1,296
General and administrative	5,622	9,592
Research and development	609	604
Stock-based compensation expense	$7,702	$12,093

Share-based compensation cost for stock options is measured at the grant date, based on the fair value as calculated by the Black-Scholes-Merton ("BSM") option-pricing model. The BSM option-pricing model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk-free interest rate and expected dividends. There were 40,000 stock options granted and 50,000 stock options forfeited during the three months ended June 30, 2019. Share-based compensation cost for RSUs is measured based on the closing fair market value of the Company's common stock on the date of grant.

As of June 30, 2019, $131,000 of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over a period of five years.

Note 6. RELATED PARTY TRANSACTION

We paid consulting fees of $20,094 and $20,069 to an entity owned by one of our directors during the three months ended June 30, 2019 and 2018, respectively.

Note 7. SUBSEQUENT EVENTS

We evaluated all of our activity as of the date the condensed interim financial statements were issued and concluded that, except for the item that follows, no subsequent events have occurred that would require recognition in our financial statements or disclosed in the notes to our condensed interim financial statements. On August 9, 2019, we entered into a loan and security agreement with Crestmark Bank, which replaced the Bank of America Merrill Lynch credit agreement. The loan is due on demand and has no financial covenants. Under the agreement, we were provided with a line of credit that is not to exceed the lesser of $1,000,000 or 85% of eligible accounts receivable. The interest rate is prime rate plus 1.5%, with a floor of 6.75%, plus a monthly maintenance fee of 0.4%, based on the average monthly loan balance. Interest is charged on a minimum loan balance of $500,000, a loan fee of 1% annually, and an exit fee of 3%, 2% and 1% during years one, two and three, respectively.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this section on Management’s Discussion and Analysis are not historical facts, including statements about our strategies and expectations with respect to new and existing products, market demand, acceptance of new and existing products, marketing efforts, technologies and opportunities, market and industry segment growth, and return on investments in products and markets. These statements are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward looking statements. All forward looking statements in this section on Management’s Discussion and Analysis are based on information available to us on the date of this document, and we assume no obligation to update such forward looking statements. Readers of this Form 10-Q are strongly encouraged to review the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended March 31, 2019.

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

When a hospital or surgery center changes to AEM technology, we receive recurring revenue from sales of replacement instruments. We believe that there is no directly competing technology to supplant AEM products. The replacement market of reusable and disposable AEM products in hospitals and surgery centers that use our AEM technology represented over 90% of our product revenue during the three months ended June 30, 2019. This revenue stream is expected to grow as the base of accounts using AEM technology expands. In addition, we intend to further develop disposable versions of more of our AEM products in order to meet market demands and expand our sales opportunities.

We have an accumulated deficit of $22,032,041 at June 30, 2019. A significant portion of our operating funds have been provided by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital.

During the three months ended June 30, 2019, we used $290,988 of cash in our operating activities and used $20,986 for investments in property and equipment. As of June 30, 2019, we had $135,569 in cash, cash equivalents and restricted cash available to fund future operations, a decrease of $162,779 from March 31, 2019. Our working capital was $1,573,620 at June 30, 2019 compared to $1,908,748 at March 31, 2019.

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

We believe that the unique performance of the AEM technology and our breadth of independent endorsements provide an opportunity for continued market share growth. In our view, market awareness and awareness of the clinical credibility of the AEM technology, as well as awareness of our endorsements, are improving, and we expect this awareness to benefit our sales efforts for the remainder of fiscal year 2020. Our objectives for the remainder of fiscal year 2020 are to optimize sales execution, to expand market awareness of the AEM technology and to maximize the number of additional hospital and surgery center accounts switching to AEM instruments while retaining existing customers. In addition, acceptance of AEM products depends on surgeons’ preference for our instruments, which depends on factors such as ergonomics, quality and ease of use in addition to the technological and safety advantages of AEM products. If surgeons prefer other instruments to our instruments, our business results will suffer.

Possibility of Operating Losses: We have an accumulated deficit of $22,032,041 at June 30, 2019. A significant portion of our operating funds have been provided by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital. We have made strides toward improving our operating results but due to the ongoing need to develop, optimize and train our direct sales managers and the independent sales representative network, the need to support the development of refinements to our product line, and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to raise additional capital.

Revenue Growth: We expect to generate increased product revenue in the U.S. from sales to new customers and from expanded sales to existing customers as the medical device industry stabilizes and our network of direct and independent sales representatives becomes more efficient. We believe that the visibility and credibility of the independent clinical endorsements for AEM technology will contribute to new accounts and increased product revenue in fiscal year 2020. We also expect to increase market share through promotional programs of placing our AEM monitors at no charge into hospitals that commit to standardize with AEM instruments. However, all of these efforts to increase market share and grow product revenue will depend in part on our ability to expand the efficiency and effective coverage range of our direct and independent sales representatives, as well as maintain and in some cases, improve the quality of our product offerings. Service revenue represents design, development and product supply revenue from our agreements with strategic partners.

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

Results of Operations

For the quarter ended June 30, 2019 compared to the quarter ended June 30, 2018.

Net revenue. Net revenue for the quarter ended June 30, 2019 was $1,928,575 compared to $2,404,292 for the quarter ended June 30, 2018, a decrease of 20%. The decrease of AEM product net revenue is attributable to business lost from hospitals that used AEM technology during the quarter. In addition, fewer capital monitor units were sold in the current quarter than were sold in the quarter a year ago.

Gross profit. Gross profit for the quarter ended June 30, 2019 of $932,971 represented a decrease of 28% from gross profit of $1,301,115 for the quarter ended June 30, 2018. Gross profit as a percentage of sales (gross margins) decreased from 54% for the quarter ended June 30, 2018 to 48% for the quarter ended June 30, 2019. Gross margins were lower in the quarter ended June 30, 2019 compared to last year’s quarter primarily as a result of higher material costs as a result of the U.S. tariffs and higher labor and overhead costs, per unit of inventory, as a result of lower revenue.

Sales and marketing expenses. Sales and marketing expenses of $530,505 for the quarter ended June 30, 2019 represented a decrease of 32% from sales and marketing expenses of $775,785 for the quarter ended June 30, 2018. The decrease was the result of lower compensation on a decrease to the direct salesforce, lower commissions on reduced revenue, reduced sales samples’ cost and reduced travel. The reduction was partially offset by higher commissions to general purchasing organizations.

General and administrative expenses. General and administrative expenses of $345,600 for the quarter ended June 30, 2019 represented an increase of 8% from general and administrative expenses of $320,260 for the quarter ended June 30, 2018. The increase was the result of an increase to outside accountants’ fee accrual, outside services and regulatory fees.

Research and development expenses. Research and development expenses of $236,144 for the quarter ended June 30, 2019 represented an increase of 42% compared to $166,672 for the quarter ended June 30, 2018. The increase was the result of increased compensation.

Net loss. Net loss was $181,894 for the quarter ended June 30, 2019 compared to net income of $18,583 for the quarter ended June 30, 2018. The net loss increase was principally a result of lower net revenue and lower gross profit that was partially offset by lower total operating expenses, as explained above.

The results of operations for the three months ended June 30, 2019 are not indicative of the results of operations for all or any part of the balance of the fiscal year.

Liquidity and Capital Resources

To date, a significant portion of our operating funds have been provided by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Common stock and additional paid in capital totaled $24,209,471 from inception through June 30, 2019.

On July 31, 2018, we signed a new line of credit agreement with Bank of America Merrill Lynch. The facility provides for up to $1 million revolving line of credit. The interest rate is a rate per year equal to the LIBOR Daily Floating Rate plus 2.75 percentage points. There is a minimum quarterly EBITDA covenant and a minimum Collateral Coverage ratio of 2. Minimum Collateral Coverage is the ratio of gross accounts receivable plus inventory to the line of credit commitment. As of June 30, 2019, we had no borrowings from the credit facility and had an additional $1 million available to borrow. For the quarter ended June 30, 2019, we were not in compliance with the minimum quarterly EBITDA covenant. This line was extended to August 31, 2019 and was replaced by a loan and security agreement with Crestmark Bank, see below.

On August 9, 2019, we entered into a loan and security agreement with Crestmark Bank, which replaced the Bank of America Merrill Lynch credit agreement. The loan is due on demand and has no financial covenants. Under the agreement, we were provided with a line of credit that is not to exceed the lesser of $1,000,000 or 85% of eligible accounts receivable. The interest rate is prime rate plus 1.5%, with a floor of 6.75%, plus a monthly maintenance fee of 0.4%, based on the average monthly loan balance. Interest is charged on a minimum loan balance of $500,000, a loan fee of 1% annually, and an exit fee of 3%, 2% and 1% during years one, two and three, respectively.

Our operations used $290,988 of cash during the three months ended June 30, 2019 on net revenue of $1,928,575. Cash was principally used by the net loss, accounts payable, accrued compensation and other accrued liabilities and increased by inventories. The amounts of cash used by operations for the three months ended June 30, 2019 are not indicative of the expected amounts of cash to be generated from or used in operations in fiscal year 2019. To reduce our costs and cash usage, w we have implemented a reduction of personnel and departmental spending in excess of $1 million annualized. e have implemented a reduction of personnel and departmental spending in excess of $1 million annualized. At June 30, 2019, we had $135,569 in cash, cash equivalents and restricted cash available to fund future operations. Our working capital was $1,573,620 at June 30, 2019 compared to $1,908,748 at March 31, 2019. The decrease of working capital at June 30, 2019 was the result of our loss and a decrease to inventories. Current liabilities were $1,093,592 at June 30, 2019 compared to $1,001,265 at March 31, 2019.

Effective November 9, 2018, we extended our noncancelable lease agreement through July 31, 2024 for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease includes base rent abatement for the first two months, or $55,583, and $145,000 of leasehold improvements granted by the landlord.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. Within the opening balances for the fiscal year beginning April 1, 2019, we will recognize leased assets and corresponding liabilities in other long-term assets of $1,214,983. The primary impact for us was the balance sheet recognition of right-of-use (“ROU”) assets and lease liabilities for operating leases as a lessee.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. We use our incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities as our leases do not provide an implicit rate. Lease expense is recognized on a straight-line basis over the lease term.

The minimum future lease payment, by fiscal year, as of June 30, 2019 is as follows:

Fiscal Year	Amount
2020 (9 months remaining)	$199,913
2021	343,167
2022	357,667
2023	372,167
2024	386,667
2025	130,500
Total	$1,790,081

Aside from the operating lease, we do not have any material contractual commitments requiring settlement in the future.

As of June 30, 2019, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$1,790,081	$285,705	$708,084	$698,417	$97,875
Line of credit	150,000	150,000	—	—	—
Totals	$1,940,081	$435,705	$708,084	$698,417	$97,875

Our fiscal year 2020 operating plan is focused on increasing new accounts, retaining existing customers, growing revenue, increasing gross profits and conserving cash. We are investing in research and development efforts to develop next generation versions of the AEM product line. We have invested in manufacturing property and equipment to manufacture disposable scissors inserts internally and to reduce our cost of product revenue. We cannot predict with certainty the expected revenue, gross profit, net income or loss and usage of cash, cash equivalents or restricted cash for fiscal year 2020. If we are unable to manage our business operations in line with budget expectations, it could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

Income Taxes

As of March 31, 2019, net operating loss carryforwards totaling approximately $10 million are available to reduce taxable income in the future. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the fiscal year ending March 31, 2020. We have not paid income taxes since our inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including changes in ownership interests. We have established a valuation allowance for the entire amount of our deferred tax asset since inception due to our history of losses. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. If some or all of the valuation allowance were reversed, then, to the extent of the reversal, a tax benefit would be recognized which would result in an increase to net income.

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

We currently estimate forfeitures for stock-based compensation expense related to employee stock options and RSUs at 40% and evaluate the forfeiture rate quarterly. Other assumptions that are used in calculating stock-based compensation expense include risk-free interest rate, expected life, expected volatility and expected dividend.

ITEM 4	- Controls and procedures

(a) We have carried out an evaluation under the supervision and with the participation of our management, including our President and CEO and Principal Accounting and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the President and CEO and the Principal Accounting and Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective.

(b) During the quarter ended June 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. Exhibits

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

10.1	Loan and Security Agreement between Encision Inc. and Crestmark Bank received August 9, 2019 (filed herewith).

31.1	Certification of President and CEO under Rule 13a-14(a) of the Exchange Act (filed herewith).

31.2	Certification of Principal Financial and Accounting Officer under Rule 13a-14(a) of the Exchange Act (filed herewith).

32.1	Certifications of President and CEO and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following materials from Encision Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Income, (iii) the unaudited Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged at Level I.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCISION INC.
Dated: August 14, 2019
	By:	/s/ Mala Ray
Mala Ray Controller Principal Accounting Officer & Principal Financial Officer

