Form 10-Q
period 2019-09-30
ENCISION INC
filed 2019-11-13
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	ECIA	OTC Bulletin Board

Securities registered under Section 12(g) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	11,582,641 Shares
(Class)	(outstanding at October 31, 2019)

ENCISION INC.

FORM 10-Q

For the Three and Six Months Ended September 30, 2019

PART I FINANCIAL INFORMATION

ITEM 1 - Condensed Interim Financial Statements

Encision Inc.

Condensed Balance Sheets

(Unaudited)

	September 30, 2019	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$141,877	$273,348
Restricted cash	—	25,000
Accounts receivable, net of allowance for doubtful accounts of $25,000 at September 30, 2019 and $26,000 at March 31, 2019	968,021	1,009,106
Inventories, net of reserve for obsolescence of $38,000 at September 30, 2019 and $50,000 at March 31, 2019	1,342,961	1,472,543
Prepaid expenses	79,936	130,016
Total current assets	2,532,795	2,910,013
Equipment, at cost:
Furniture, fixtures and equipment	3,103,876	3,061,329
Accumulated depreciation	(2,878,483)	(2,811,761)
Equipment, net	225,393	249,568
Right of use asset	1,131,125	—
Patents, net of accumulated amortization of $278,444 at September 30, 2019 and $266,028 at March 31, 2019	238,911	248,579
Other assets	19,548	19,548
TOTAL ASSETS	$4,147,772	$3,427,708
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$313,212	$578,956
Accrued compensation	200,829	295,875
Other accrued liabilities	99,634	126,434
Line of credit	93,045	—
Accrued lease liability	208,772	—
Total current liabilities	915,492	1,001,265
Long-term liability:
Accrued lease liability	1,017,302	—
Deferred rent	—	74,821
Total liabilities	1,932,794	1,076,086
Commitments and contingencies (Note 4)
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 11,558,355 shares issued and outstanding at September 30, 2019 and March 31, 2019	24,217,134	24,201,769
Accumulated (deficit)	(22,002,156)	(21,850,147)
Total shareholders’ equity	2,214,978	2,351,622
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,147,772	$3,427,708

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
NET REVENUE	$1,924,434	$2,196,511	$3,853,009	$4,600,804
COST OF REVENUE	875,440	991,463	1,871,043	2,094,641
GROSS PROFIT	1,048,994	1,205,048	1,981,966	2,506,163
OPERATING EXPENSES:
Sales and marketing	536,995	656,436	1,067,501	1,432,221
General and administrative	304,194	321,707	649,795	641,966
Research and development	172,668	186,577	408,811	353,250
Total operating expenses	1,013,857	1,164,720	2,126,107	2,427,437
OPERATING INCOME (LOSS)	35,137	40,328	(144,141)	78,726
Interest expense, net	(6,211)	(28,188)	(8,995)	(46,639)
Other income (expense), net	960	172	1,127	(1,192)
Interest expense and other income (expense), net	(5,251)	(28,016)	(7,868)	(47,831)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	29,886	12,312	(152,009)	30,895
Provision for income taxes	—	—	—	—
NET INCOME (LOSS)	$29,886	$12,312	$(152,009)	$30,895
Net income (loss) per share—basic and diluted	$0.00	$0.00	$(0.01)	$0.00
Weighted average shares—basic	11,558,355	10,683,355	11,558,355	10,683,355
Weighted average shares—diluted	11,592,074	10,717,547	11,558,355	10,711,441

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	September 30, 2019	September 30, 2018
Operating activities:
Net income (loss)	$(152,009)	$30,895
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	79,918	92,320
Share-based compensation expense	15,365	25,744
(Recovery from) doubtful accounts, net	(1,000)	(1,500)
(Recovery from) provision for inventory obsolescence, net	(12,000)	4,000
Changes in operating assets and liabilities:
Right of use asset, net	20,128	—
Accounts receivable	42,085	(143,101)
Inventories	141,582	65,312
Prepaid expenses and other assets	50,080	(24,242)
Accounts payable	(265,744)	103,055
Accrued compensation and other accrued liabilities	(121,846)	(90,143)
Net cash generated by (used in) operating activities	(203,221)	62,340
Investing activities:
Acquisition of property and equipment	(42,547)	(9,982)
Patent costs	(3,528)	(4,865)
Net cash (used in) investing activities	(46,075)	(14,847)
Financing activities:
Borrowings from credit facility, net change	93,045	—
Net cash generated by financing activities	93,045	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	(156,471)	47,493
Cash, cash equivalents, and restricted cash beginning of period	298,348	139,538
Cash, cash equivalents, and restricted cash end of period	$141,877	$187,031

Supplemental disclosure:
Right of use asset	$1,214,983	$—
Accrued lease liability	$1,279,675	$—

The accompanying notes to financial statements are an integral part of these condensed statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

We have an accumulated deficit of $22,002,156 at September 30, 2019. A significant portion of our operating funds have been provided by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Shareholders’ equity decreased by $136,644 as a result of our loss of $152,009, and increased as a result of share-based compensation of $15,365. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital.

Our strategic marketing and sales plan is designed to expand the use of our products in surgically active hospitals and surgery centers in the United States.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The condensed interim financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed on September 14, 2019.

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

We had a net income of $29,886 for the fiscal quarter, and a net loss of $152,009 for the six months ended September 30, 2019. At September 30, 2019, we had cash of $141,877, borrowings of $93,045 and $433,730 available under our line of credit. Working capital was $1,617,303, a decrease of $291,445 from March 31, 2019. We used $156,471 of cash in the fiscal six months ended September 30, 2019, primarily as a result of our loss and reduction of accounts payable. The principal reason for our loss for the six months ended September 30, 2019 was higher material costs as a result of the U.S. governmental tariffs. These facts and circumstances were initial indicators that created uncertainty about our ability to continue as a going concern. To address this uncertainty, management developed plans to ensure that we have the working capital necessary to fund operations. In July 2019, we reduced personnel and departmental costs by more than $1 million annualized. We expect that the $1 million annualized cost reductions will return us to profitability and is evidenced by our net income of $29,886 for the quarter ended September 30, 2019. We have a new line of credit (see Note 4), for up to $1 million, restricted by eligible receivables. Management concludes that it is probable that our cash resources and line of credit will be sufficient to meet our cash requirements for twelve months from the issuance of the condensed financial statements. In the event that the governmental tariffs are reduced or eliminated then we expect that the higher material costs that we experienced will be reduced. We are increasing our pricing on products to mitigate somewhat our higher material costs. Therefore, the accompanying condensed financial statements have been prepared assuming that we will continue as a going concern.

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

Concentration of Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents, accounts receivable and a line of credit. From time to time, the amount of cash on deposit with financial institutions may exceed the $250,000 federally insured limit at September 30, 2019. We believe that cash on deposit that exceeds $250,000 with financial institutions is financially sound and the risk of loss is minimal.

We have no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. We maintain the majority of our cash balances with one financial institution in the form of demand deposits.

Accounts receivable are typically unsecured and are derived from transactions with and from entities in the healthcare industry primarily located in the United States. Accordingly, we may be exposed to credit risk generally associated with the healthcare industry. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The net accounts receivable balance at September 30, 2019 of $968,021 and at March 31, 2019 of $1,009,106 included no more than 8% from any one customer.

Inventories. Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At September 30, 2019 and March 31, 2019, inventory consisted of the following:

	September 30, 2019	March 31, 2019
Raw materials	$1,094,827	$1,063,780
Finished goods	286,134	458,763
Total gross inventories	1,380,961	1,522,543
Less reserve for obsolescence	(38,000)	(50,000)
Total net inventories	$1,342,961	$1,472,543

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

Income Taxes. We account for income taxes under the provisions of FASB Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. ASC 740 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits, which, more likely than not based on current circumstances, are not expected to be realized. As a result, no provision for income tax is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. We are required to make many subjective assumptions and judgments regarding our income tax exposures. At September 30, 2019, we had no unrecognized tax benefits, which would affect the effective tax rate if recognized and had no accrued interest, or penalties related to uncertain tax positions.

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

Stock-based compensation expense recognized under ASC 718 for the three and six months ended September 30, 2019 was $7,663 and $15,365, respectively, and for the three and six months ended September 30, 2018 was $13,651 and $25,744, respectively, which consisted of stock-based compensation expense related to grants of employee stock options and restricted stock units (“RSUs”).

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net income (loss)	$29,886	$12,312	$(152,009)	$30,895
Weighted-average shares — basic	11,558,355	10,683,355	11,558,355	10,683,355
Effect of dilutive potential common shares	33,719	34,192	—	28,086
Weighted-average shares — diluted	11,592,074	10,717,547	10	10,711,441
Net income (loss) per share — basic	$0.00	$0.00	$(0.01)	$0.00
Net income (loss) per share — diluted	$0.00	$0.00	$(0.01)	$0.00
Antidilutive employee stock options and RSUs	958,567	975,344	992,286	981,450

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

The minimum future lease payment, by fiscal year, as of September 30, 2019 is as follows:

Fiscal Year	Amount
2020 (6 months remaining)	$133,275
2021	343,167
2022	357,667
2023	372,167
2024	386,667
2025	130,500
Total	$1,723,443

On August 9, 2019, we entered into a loan and security agreement with Crestmark Bank. The loan is due on demand, has no financial covenants and is secured by all of our assets. Under the agreement, we were provided with a line of credit that is not to exceed the lesser of $1,000,000 or 85% of eligible accounts receivable. The interest rate is prime rate plus 1.5%, with a floor of 6.75%, plus a monthly maintenance fee of 0.4%, based on the average monthly loan balance. Interest is charged on a minimum loan balance of $500,000, a loan fee of 1% annually, and an exit fee of 3%, 2% and 1% during years one, two and three, respectively. We have borrowed $93,045 under the line of credit and have $433,730 available to borrow.

Aside from the operating lease, we do not have any material contractual commitments requiring settlement in the future.

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine compliance with these regulations. We believe that we were in substantial compliance with all known regulations at September 30, 2019. FDA inspections are conducted periodically at the discretion of the FDA. Our latest inspection by the FDA occurred in October 2019.

Note 5. SHARE-BASED COMPENSATION

The provisions of ASC 718-10-55 requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and RSUs, based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options, RSUs and employee stock purchases for the three and six months ended September 30, 2019 and 2018, which was allocated as follows:

	Three Months Ended		Six Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Cost of sales	$724	$714	$1,405	$1,315
Sales and marketing	803	1,298	1,593	2,594
General and administrative	5,442	10,922	11,064	20,514
Research and development	694	717	1,303	1,321
Stock-based compensation expense	$7,663	$13,651	$15,365	$25,744

Share-based compensation cost for stock options is measured at the grant date, based on the fair value as calculated by the Black-Scholes-Merton ("BSM") option-pricing model. The BSM option-pricing model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk-free interest rate and expected dividends. There were 45,000 stock options granted and 33,000 stock options forfeited during the three months ended September 30, 2019, and 85,000 stock options granted and 83,000 stock options forfeited during the six months ended September 30, 2019. Share-based compensation cost for RSUs is measured based on the closing fair market value of the Company's common stock on the date of grant.

As of September 30, 2019, $141,000 of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over a period of five years.

Note 6. RELATED PARTY TRANSACTION

We paid consulting fees of $16,500 and $36,594 to an entity owned by one of our directors during the three and six months ended September 30, 2019, respectively, and $14,976 and $35,045 to an entity owned by one of our directors during the three and six months ended September 30, 2018, respectively.

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

General

Encision Inc., a medical device company based in Boulder, Colorado, has developed and markets innovative technology that provides unprecedented outcomes and patient safety in minimally-invasive surgery. We believe that our patented Active Electrode Monitoring (“AEM®”) AEM EndoShield™ Burn Protection System is changing the marketplace for electrosurgical devices and laparoscopic instruments by providing a solution to a well-documented hazard unique to laparoscopic surgery. The Center for Medicare and Medicaid Services has published its Hospital-Acquired Condition Reduction Program. The program has begun to levy as much as a 1% penalty on Medicare reimbursements to hospitals in the lower quadrant of performance for selected quality indicators, including accidental puncture and laceration (“APL”). Examples of APL include the use of a cautery device (electrosurgery) or scissors to dissect a tissue plane that errantly causes an injury to underlying bowels. A Safety Communication was released by the FDA on May 29, 2018. It is on the FDA's website at: https://www.fda.gov/MedicalDevices/Safety/AlertsandNotices/ucm608637.htm. The Safety Communication states that, "In addition to serving as an ignition source, monopolar energy use can directly result in unintended patient burns from capacitive coupling and intra-operative insulation failure. If a monopolar electrosurgical unit (“ESU”) is used: Do not activate when near or in contact with other instruments.”

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

When a hospital or surgery center changes to AEM technology, we receive recurring revenue from sales of replacement instruments. We believe that there is no directly competing technology to supplant AEM products. The replacement market of reusable and disposable AEM products in hospitals and surgery centers that use our AEM technology represented over 90% of our product revenue during the three and six months ended September 30, 2019. This revenue stream is expected to grow as the base of accounts using AEM technology expands. In addition, we intend to further develop disposable versions of more of our AEM products in order to meet market demands and expand our sales opportunities.

We have an accumulated deficit of $22,002,156 at September 30, 2019. A significant portion of our operating funds have been provided by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital.

During the six months ended September 30, 2019, we used $203,221 of cash in our operating activities and used $42,547 for investments in property and equipment. As of September 30, 2019, we had $141,877 in cash, cash equivalents and restricted cash available to fund future operations, a decrease of $156,471 from March 31, 2019. Our working capital was $1,617,303 at September 30, 2019 compared to $1,908,748 at March 31, 2019.

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

Possibility of Operating Losses: We have an accumulated deficit of $22,002,156  at September 30, 2019. A significant portion of our operating funds have been provided by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital. We have made strides toward improving our operating results but due to the ongoing need to develop, optimize and train our direct sales managers and the independent sales representative network, the need to support the development of refinements to our product line, and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to raise additional capital.

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

Results of Operations

For the quarter ended September 30, 2019 compared to the quarter ended September 30, 2018.

Net revenue. Net revenue for the quarter ended September 30, 2019 was $1,924,434 compared to $2,196,511 for the quarter ended September 30, 2018, a decrease of 12%. The decrease of AEM product net revenue is attributable to business lost from hospitals that used AEM technology during the quarter.

Gross profit. Gross profit for the quarter ended September 30, 2019 of $1,048,994 represented a decrease of 13% from gross profit of $1,205,048 for the quarter ended September 30, 2018. Gross profit as a percentage of sales (gross margins) was 55% for the quarters ended September 30, 2018 and 2019. Gross margins were lower than expected in the quarters ended September 30, 2019 and 2018 primarily as a result of higher material costs as a result of the U.S. tariffs.

Sales and marketing expenses. Sales and marketing expenses of $536,995 for the quarter ended September 30, 2019 represented a decrease of 18% from sales and marketing expenses of $656,436 for the quarter ended September 30, 2018. The decrease was the result of lower compensation on a decrease to the direct salesforce, lower commissions on reduced revenue, and reduced travel. The reduction was partially offset by higher commissions to general purchasing organizations.

General and administrative expenses. General and administrative expenses of $304,194 for the quarter ended September 30, 2019 represented a decrease of 5% from general and administrative expenses of $321,707 for the quarter ended September 30, 2018. The decrease was the result of a decrease to compensation and bank service charges The reduction was partially offset outside accountants’ fee accrual.

Research and development expenses. Research and development expenses of $172,668 for the quarter ended September 30, 2019 represented a decrease of 7% compared to $186,577 for the quarter ended September 30, 2018. The increase was the result of increased compensation.

Net income. Net income was $29,886 for the quarter ended September 30, 2019 compared to net income of $12,312 for the quarter ended September 30, 2018. The net income increase was principally a result of lower total operating expenses that was partially offset by lower net revenue and gross profit, as explained above.

For the six months ended September 30, 2019 compared to the six months ended September 30, 2018.

Net revenue. Net revenue for the six months ended September 30, 2019 was $3,853,009 compared to $4,600,804 for the six months ended September 30, 2018, a decrease of 16%. The decrease of AEM product net revenue is attributable to business lost from hospitals that used AEM technology during the six months.

Gross profit. Gross profit for the six months ended September 30, 2019 of $1,981,966 represented a decrease of 21% from gross profit of $2,506,163 for the six months ended September 30, 2018. Gross profit as a percentage of sales (gross margins) decreased from 54% for the six months ended September 30, 2018 to 51% for the six months ended September 30, 2019. Gross margins were lower in the six months ended September 30, 2019 compared to last year’s six months primarily as a result of higher material costs as a result of the U.S. tariffs and higher labor and overhead costs, per unit of inventory, as a result of lower revenue.

Sales and marketing expenses. Sales and marketing expenses of $1,067,501 for the six months ended September 30, 2019 represented a decrease of 25% from sales and marketing expenses of $1,432,221 for the six months ended September 30, 2018. The decrease was the result of lower compensation on a decrease to the direct salesforce, lower commissions on reduced revenue, reduced sales samples’ cost and reduced travel. The reduction was partially offset by higher commissions to general purchasing organizations.

General and administrative expenses. General and administrative expenses of $649,795 for the six months ended September 30, 2019 represented an increase of 1% from general and administrative expenses of $641,966 for the six months ended September 30, 2018. The increase was the result of an increase to outside accountants’ fee accrual, outside services and regulatory fees. The increase was partially offset by lower compensation and bank service charges.

Research and development expenses. Research and development expenses of $408,811 for the six months ended September 30, 2019 represented an increase of 16% compared to $353,250 for the six months ended September 30, 2018. The increase was the result of increased compensation. The increase was partially offset by lower outside services.

Net loss. Net loss was $152,009 for the six months ended September 30, 2019 compared to net income of $30,895 for the six months ended September 30, 2018. The net loss increase was principally a result of lower net revenue and lower gross profit that was partially offset by lower total operating expenses, as explained above.

The results of operations for the three and six months ended September 30, 2019 are not indicative of the results of operations for all or any part of the balance of the fiscal year.

Liquidity and Capital Resources

To date, a significant portion of our operating funds have been provided by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Common stock and additional paid in capital totaled $24,217,134 from inception through September 30, 2019.

On August 9, 2019, we entered into a loan and security agreement with Crestmark Bank. The loan is due on demand, has no financial covenants and is secured by all of our assets. Under the agreement, we were provided with a line of credit that is not to exceed the lesser of $1,000,000 or 85% of eligible accounts receivable. The interest rate is prime rate plus 1.5%, with a floor of 6.75%, plus a monthly maintenance fee of 0.4%, based on the average monthly loan balance. Interest is charged on a minimum loan balance of $500,000, a loan fee of 1% annually, and an exit fee of 3%, 2% and 1% during years one, two and three, respectively. We have borrowed $93,045 under the line of credit and have $433,730 available to borrow.

Our operations used $203,221 of cash during the six months ended September 30, 2019 on net revenue of $3,853,009. Cash was principally used by the net loss, accounts payable, accrued compensation and other accrued liabilities and increased by inventories. The amounts of cash used by operations for the six months ended September 30, 2019 are not indicative of the expected amounts of cash to be generated from or used in operations in fiscal year 2020. To reduce our costs and cash usage, we have implemented a reduction of personnel and departmental spending in excess of $1 million annualized. At September 30, 2019, we had $141,877 in cash, cash equivalents and restricted cash available to fund future operations. Our working capital was $1,617,303 at September 30, 2019 compared to $1,908,748 at March 31, 2019. The decrease of working capital at September 30, 2019 was the result of our loss and a decrease to inventories. The decrease was partially offset by a decrease to accounts payable. Current liabilities were $915,492 at September 30, 2019 compared to $1,001,265 at March 31, 2019.

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

The minimum future lease payment, by fiscal year, as of September 30, 2019 is as follows:

Fiscal Year	Amount
2020 (6 months remaining)	$133,275
2021	343,167
2022	357,667
2023	372,167
2024	386,667
2025	130,500
Total	$1,723,443

Aside from the operating lease, we do not have any material contractual commitments requiring settlement in the future.

As of September 30, 2019, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$1,723,443	$304,859	$715,335	$638,000	$65,249
Line of credit	93,045	93,045	—	—	—
Totals	$1,816,488	$397,904	$715,335	$638,000	$65,249

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

(a) We have carried out an evaluation under the supervision and with the participation of our management, including our President and CEO and Principal Accounting and Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934 (the "Exchange Act")). Based upon that evaluation, the President and CEO and the Principal Accounting and Financial Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective.

(b) During the quarter ended September 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. Exhibits

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

10.1	Loan and Security Agreement between Encision Inc. and Crestmark Bank received August 9, 2019 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 14, 2019).
31.1	Certification of President and CEO under Rule 13a-14(a) of the Exchange Act (filed herewith).
31.2	Certification of Principal Financial and Accounting Officer under Rule 13a-14(a) of the Exchange Act (filed herewith).
32.1	Certifications of President and CEO and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	The following materials from Encision Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Income, (iii) the unaudited Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged at Level I.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCISION INC.
Dated: November 13, 2019
	By:	/s/ Mala Ray
Mala Ray Controller Principal Accounting Officer & Principal Financial Officer

