Form 10-Q
period 2019-12-31
ENCISION INC
filed 2020-02-13
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	ECIA	OTC Bulletin Board

Securities registered under Section 12(g) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	11,582,641 Shares
(Class)	(outstanding at January 31, 2020)

ENCISION INC.

FORM 10-Q

For the Three and Nine Months Ended December 31, 2019

PART I FINANCIAL INFORMATION

ITEM 1 - Condensed Interim Financial Statements

Encision Inc.

Condensed Balance Sheets

(Unaudited)

	December 31, 2019	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$195,357	$273,348
Restricted cash	—	25,000
Accounts receivable, net of allowance for doubtful accounts of $35,500 at December 31, 2019 and $26,000 at March 31, 2019	1,058,692	1,009,106
Inventories, net of reserve for obsolescence of $41,000 at December 31, 2019 and $50,000 at March 31, 2019	1,360,962	1,472,543
Prepaid expenses	118,531	130,016
Total current assets	2,733,542	2,910,013
Equipment, at cost:
Furniture, fixtures and equipment	3,114,125	3,061,329
Accumulated depreciation	(2,903,407)	(2,811,761)
Equipment, net	210,718	249,568
Right of use asset (Note 7)	1,382,760	—
Patents, net of accumulated amortization of $285,225 at December 31, 2019 and $266,028 at March 31, 2019	233,737	248,579
Other assets	19,548	19,548
TOTAL ASSETS	$4,580,305	$3,427,708
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$509,602	$578,956
Accrued compensation	190,070	295,875
Other accrued liabilities	101,150	126,434
Accrued lease liability (Note 7)	271,226	—
Total current liabilities	1,072,048	1,001,265
Long-term liability:
Accrued lease liability (Note 7)	1,216,525	—
Deferred rent	—	74,821
Total liabilities	2,288,573	1,076,086
Commitments and contingencies (Note 4)
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 11,582,641 shares issued and outstanding at December 31, 2019 and March 31, 2019	24,223,784	24,201,769
Accumulated (deficit)	(21,932,052)	(21,850,147)
Total shareholders’ equity	2,291,732	2,351,622
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,580,305	$3,427,708

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
NET REVENUE	$2,038,925	$2,117,454	$5,891,934	$6,718,257
COST OF REVENUE	955,520	1,054,980	2,826,563	3,149,620
GROSS PROFIT	1,083,405	1,062,474	3,065,371	3,568,637
OPERATING EXPENSES:
Sales and marketing	544,495	645,301	1,611,996	2,077,522
General and administrative	293,806	312,001	943,600	953,968
Research and development	158,942	189,353	567,754	542,602
Total operating expenses	997,243	1,146,655	3,123,350	3,574,092
OPERATING INCOME (LOSS)	86,162	(84,181)	(57,979)	(5,455)
Interest expense, net	(16,172)	(1,837)	(25,167)	(48,476)
Other income (expense), net	113	1,616	1,241	425
Interest expense and other income (expense), net	(16,059)	(221)	(23,926)	(48,051)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	70,103	(84,402)	(81,905)	(53,506)
Provision for income taxes	—	—	—	—
NET INCOME (LOSS)	$70,103	$(84,402)	$(81,905)	$(53,506)
Net income (loss) per share—basic and diluted	$0.01	$(0.01)	$(0.01)	$0.00
Weighted average shares—basic	11,578,371	10,798,740	11,565,027	10,721,817
Weighted average shares—diluted	11,631,172	10,798,740	11,565,027	10,721,817

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	December 31, 2019	December 31, 2018
Operating activities:
Net (loss)	$(81,905)	$(53,506)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	111,623	140,843
Share-based compensation expense	22,015	36,634
Provision for (recovery from) doubtful accounts, net	9,500	(500)
(Recovery from) provision for inventory obsolescence, net	(9,000)	24,000
Changes in operating assets and liabilities:
Right of use asset, net	30,170	—
Accounts receivable	(59,086)	(61,034)
Inventories	120,581	22,052
Prepaid expenses and other assets	11,485	(54,879)
Accounts payable	(69,354)	224,039
Accrued compensation and other accrued liabilities	(131,089)	(150,340)
Net cash generated by (used in) operating activities	(45,060)	127,309
Investing activities:
Acquisition of property and equipment	(52,796)	(9,982)
Patent costs	(5,135)	(4,865)
Net cash (used in) investing activities	(57,931)	(14,847)
Financing activities:
Proceeds from the issuance of common stock	—	350,000
Net cash generated by financing activities	—	350,000
Net increase (decrease) in cash, cash equivalents, and restricted cash	(102,991)	462,462
Cash, cash equivalents, and restricted cash beginning of period	298,348	139,538
Cash, cash equivalents, and restricted cash end of period	$195,357	$602,000
Supplemental disclosure:
Right of use asset	$1,555,150	—
Accrued lease liability	$1,619,842	—
Interest paid:	$18,502	—

The accompanying notes to financial statements are an integral part of these condensed statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

We have an accumulated deficit of $21,932,052 at December 31, 2019. A significant portion of our operating funds have been provided by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Shareholders’ equity decreased by $59,890 as a result of our loss of $81,905, and increased as a result of share-based compensation of $22,015. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital.

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

We had net income of $70,103 for the fiscal quarter, and net loss of $81,905 for the nine months ended December 31, 2019. At December 31, 2019, we had cash of $195,357, no borrowings and $716,349 available under our line of credit. Working capital was $1,661,494, a decrease of $247,254 from March 31, 2019. We used $102,991 of cash in the fiscal nine months ended December 31, 2019, primarily as a result of our loss and reduction of accrued compensation and other accrued liabilities. The principal reason for our loss for the nine months ended December 31, 2019 was higher material costs as a result of the U.S. governmental tariffs. These facts and circumstances were initial indicators that created uncertainty about our ability to continue as a going concern. To address this uncertainty, management developed plans to ensure that we have the working capital necessary to fund operations. In July 2019, we reduced personnel and departmental costs. We expect that the cost reductions will return us to profitability and is evidenced by our net income of $70,103 for the quarter ended December 31, 2019. We have a new line of credit (see Note 4), for up to $1 million, restricted by eligible receivables. Management concludes that it is probable that our cash resources and line of credit will be sufficient to meet our cash requirements for twelve months from the issuance of the condensed financial statements. We are increasing our pricing on products to mitigate somewhat our higher material costs. Therefore, the accompanying condensed financial statements have been prepared assuming that we will continue as a going concern.

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

Concentration of Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents, accounts receivable and a line of credit. From time to time, the amount of cash on deposit with financial institutions may exceed the $250,000 federally insured limit at December 31, 2019. We believe that cash on deposit that exceeds $250,000 with financial institutions is financially sound and the risk of loss is minimal.

We have no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. We maintain the majority of our cash balances with one financial institution in the form of demand deposits.

Accounts receivable are typically unsecured and are derived from transactions with and from entities in the healthcare industry primarily located in the United States. Accordingly, we may be exposed to credit risk generally associated with the healthcare industry. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The net accounts receivable balance at December 31, 2019 of $1,058,692 and at March 31, 2019 of $1,009,106 included no more than 8% from any one customer.

Inventories. Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At December 31, 2019 and March 31, 2019, inventory consisted of the following:

	December 31, 2019	March 31, 2019
Raw materials	$1,108,386	$1,063,780
Finished goods	293,576	458,763
Total gross inventories	1,401,962	1,522,543
Less reserve for obsolescence	(41,000)	(50,000)
Total net inventories	$1,360,962	$1,472,543

Property and Equipment. Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally five to seven years. Depreciation expense for the nine months ended December 31, 2019 was $91,646. We use the straight-line method of depreciation for property and equipment. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized.

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

Income Taxes. We account for income taxes under the provisions of FASB Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. ASC 740 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits, which, more likely than not based on current circumstances, are not expected to be realized. As a result, no provision for income tax is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. We are required to make many subjective assumptions and judgments regarding our income tax exposures. At December 31, 2019, we had no unrecognized tax benefits, which would affect the effective tax rate if recognized and had no accrued interest, or penalties related to uncertain tax positions.

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

Stock-based compensation expense recognized under ASC 718 for the three and nine months ended December 31, 2019 was $6,650 and $22,015, respectively, and for the three and nine months ended December 31, 2018 was $10,890 and $36,634, respectively, which consisted of stock-based compensation expense related to grants of employee stock options and restricted stock units (“RSUs”).

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. Within the opening balances for the fiscal year beginning April 1, 2019, we recognized leased assets and leased liabilities in other long-term assets of $1,555,150 and long-term liabilities of $1,619,842 (see Notes 4 and 7).

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Net income (loss)	$70,103	$(84,402)	$(81,905)	$(53,506)
Weighted-average shares — basic	11,578,371	10,798,740	11,565,027	10,721,817
Effect of dilutive potential common shares	52,801	—	—	—
Weighted-average shares — diluted	11,631,172	10,798,740	11,565,027	10,721,817
Net income (loss) per share — basic	$0.01	$(0.01)	$(0.01)	$0.00
Net income (loss) per share — diluted	$0.01	$(0.01)	$(0.01)	$0.00
Antidilutive employee stock options and RSUs	910,199	900,286	963,000	900,286

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

The minimum future lease payment, by fiscal year, as of December 31, 2019 is as follows:

Fiscal Year	Amount
2020 (3 months remaining)	$66,638
2021	343,167
2022	357,667
2023	372,167
2024	386,667
2025	130,500
Total	$1,656,806

On August 9, 2019, we entered into a loan and security agreement with Crestmark Bank. The loan is due on demand, has no financial covenants and is secured by all of our assets. Under the agreement, we were provided with a line of credit that is not to exceed the lesser of $1,000,000 or 85% of eligible accounts receivable. The interest rate is prime rate (4.75% at December 31, 2019) plus 1.5%, with a floor of 6.75%, plus a monthly maintenance fee of 0.4%, based on the average monthly loan balance. Interest is charged on a minimum loan balance of $500,000, a loan fee of 1% annually, and an exit fee of 3%, 2% and 1% during years one, two and three, respectively.

Aside from the operating lease, we do not have any material contractual commitments requiring settlement in the future.

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine compliance with these regulations. We believe that we were in substantial compliance with all known regulations at December 31, 2019. FDA inspections are conducted periodically at the discretion of the FDA. Our latest inspection by the FDA occurred in October 2019.

Note 5. SHARE-BASED COMPENSATION

The provisions of ASC 718-10-55 requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and RSUs, based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options, RSUs and employee stock purchases for the three and nine months ended December 31, 2019 and 2018, which was allocated as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Cost of sales	$703	$658	$2,108	$1,973
Sales and marketing	796	1,296	2,389	3,890
General and administrative	5,064	8,275	16,128	28,789
Research and development	87	661	1,390	1,982
Stock-based compensation expense	$6,650	$10,890	$22,015	$36,634

Share-based compensation cost for stock options is measured at the grant date, based on the fair value as calculated by the Black-Scholes-Merton ("BSM") option-pricing model. The BSM option-pricing model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk-free interest rate and expected dividends. There were 25,000 stock options granted and 5,000 stock options and 24,286 RSUs were forfeited during the three months ended December 31, 2019, and 110,000 stock options granted and 88,000 stock options and 24,286 RSUs forfeited during the nine months ended December 31, 2019. Share-based compensation cost for RSUs is measured based on the closing fair market value of our common stock on the date of grant.

As of December 31, 2019, approximately $133,000 of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over a period of five years.

Note 6. RELATED PARTY TRANSACTION

We paid consulting fees of $16,813 and $53,407 to an entity owned by one of our directors during the three and nine months ended December 31, 2019, respectively, and $17,681 and $52,726 to an entity owned by one of our directors during the three and nine months ended December 31, 2018, respectively.

Note 7. IMMATERIAL ERROR CORRECTION

This Quarterly Report on Form 10-Q for us for the nine months ended December 31, 2019, includes the restatement of our previously filed condensed balance sheets for the three months ended June 30 and September 30, 2019.

We have concluded that in the Assets section of the Balance Sheet, Right of use asset, and under Liabilities the Accrued lease liability, were misstated and that for comparative purposes in filings these figures should be re-stated but that the adjustments are not material modifications. The misstatement was a result of an incorrect entry to the model that we used. Accordingly, we have determined that prior financial statements should be corrected, even though such revisions are immaterial with respect to the prior year financial statements. Furthermore, we have determined that correcting prior period’s financial statements for immaterial changes would not require previously filed reports to be amended. The effect of these restatements on our Balance Sheet as reported on the Form 10-Q reports, are as follows:

		Three Months Ended
	April 1, 2019	June 30, 2019	September 30, 2019
Correct right of use asset	$1,555,150	$1,512,343	$1,447,657
Right of use asset reported	1,234,620	1,181,590	1,131,125
Difference	$320,530	$330,753	$316,532

		Three Months Ended
	April 1, 2019	June 30, 2019	September 30, 2019
Correct accrued lease liability	$1,619,842	$1,557,751	$1,551,993
Accrued lease liability reported	1,234,620	1,230,623	1,226,074
Difference	$385,222	$327,128	$325,919

Note 8. SUBSEQUENT EVENTS

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

When a hospital or surgery center changes to AEM technology, we receive recurring revenue from sales of replacement instruments. We believe that there is no directly competing technology to supplant AEM products. The replacement market of reusable and disposable AEM products in hospitals and surgery centers that use our AEM technology represented over 90% of our product revenue during the three and nine months ended December 31, 2019. This revenue stream is expected to grow as the base of accounts using AEM technology expands. In addition, we intend to further develop disposable versions of more of our AEM products in order to meet market demands and expand our sales opportunities.

We have an accumulated deficit of $21,932,052 at December 31, 2019. A significant portion of our operating funds have been provided by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital.

During the nine months ended December 31, 2019, we used $45,060 of cash in our operating activities and used $52,796 for investments in property and equipment. As of December 31, 2019, we had $195,357 in cash, cash equivalents and restricted cash available to fund future operations, a decrease of $102,991 from March 31, 2019. Our working capital was $1,661,494 at December 31, 2019 compared to $1,908,748 at March 31, 2019.

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

Possibility of Operating Losses: We have an accumulated deficit of $21,932,052 at December 31, 2019. A significant portion of our operating funds have been provided by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital. We have made strides toward improving our operating results but due to the ongoing need to develop, optimize and train our direct sales managers and the independent sales representative network, the need to support the development of refinements to our product line, and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to raise additional capital.

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

Results of Operations

For the quarter ended December 31, 2019 compared to the quarter ended December 31, 2018.

Net revenue. Net revenue for the quarter ended December 31, 2019 was $2,038,925 compared to $2,117,454 for the quarter ended December 31, 2018, a decrease of 4%. The decrease of AEM product net revenue is attributable to business lost from hospitals that used AEM technology during the quarter.

Gross profit. Gross profit for the quarter ended December 31, 2019 of $1,083,405 represented an increase of 2% from gross profit of $1,062,474 for the quarter ended December 31, 2018. Gross profit as a percentage of sales (gross margins) was 53% for the quarter ended December 31, 2019 and 50% for the quarter ended December 31, 2018. Gross margin on net revenue was higher in this year’s third quarter than last year’s third quarter principally as a result of lower labor costs, per unit of inventory.

Sales and marketing expenses. Sales and marketing expenses of $544,495 for the quarter ended December 31, 2019 represented a decrease of 16% from sales and marketing expenses of $645,301 for the quarter ended December 31, 2018. The decrease was the result of lower compensation on a decrease to the direct salesforce, reduced sales samples, reduced advertising and outside services, reduced trade show costs and reduced travel. The reduction was partially offset by higher commissions to general purchasing organizations.

General and administrative expenses. General and administrative expenses of $293,806 for the quarter ended December 31, 2019 represented a decrease of 6% from general and administrative expenses of $312,001 for the quarter ended December 31, 2018. The decrease was the result of a decrease to compensation and bank service charges. The reduction was partially offset by higher bad debt accrual cost.

Research and development expenses. Research and development expenses of $158,942 for the quarter ended December 31, 2019 represented a decrease of 16% compared to $189,353 for the quarter ended December 31, 2018. The decrease was the result of decreased compensation.

Net income. Net income was $70,103 for the quarter ended December 31, 2019 compared to net loss of $84,402 for the quarter ended December 31, 2018. The net income increase was principally a result of higher gross profit and lower total operating expenses, as explained above.

For the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018.

Net revenue. Net revenue for the nine months ended December 31, 2019 was $5,891,934 compared to $6,718,257 for the nine months ended December 31, 2018, a decrease of 12%. The decrease of AEM product net revenue is attributable to business lost from hospitals that used AEM technology during the nine months.

Gross profit. Gross profit for the nine months ended December 31, 2019 of $3,065,371 represented a decrease of 14% from gross profit of $3,568,637 for the nine months ended December 31, 2018. Gross profit as a percentage of sales (gross margins) decreased from 53% for the nine months ended December 31, 2018 to 52% for the nine months ended December 31, 2019. Gross margins were lower in the nine months ended December 31, 2019 compared to last year’s nine months primarily as a result of higher material costs as a result of the U.S. tariffs and higher labor and overhead costs, per unit of inventory, as a result of lower revenue.

Sales and marketing expenses. Sales and marketing expenses of $1,611,996 for the nine months ended December 31, 2019 represented a decrease of 22% from sales and marketing expenses of $2,077,522 for the nine months ended December 31, 2018. The decrease was the result of lower compensation on a decrease to the direct salesforce, lower commissions on reduced revenue, reduced sales samples’ cost, reduced advertising and outside services and reduced travel. The reduction was partially offset by higher commissions to general purchasing organizations.

General and administrative expenses. General and administrative expenses of $943,600 for the nine months ended December 31, 2019 represented a decrease of 1% from general and administrative expenses of $953,968 for the nine months ended December 31, 2018. The decrease was the result of lower compensation and bank service charges. The reduction was partially offset by an increase to outside accountants’ fee accrual, higher bad debt accrual cost, outside services and regulatory fees.

Research and development expenses. Research and development expenses of $567,754 for the nine months ended December 31, 2019 represented an increase of 5% compared to $542,602 for the nine months ended December 31, 2018. The increase was the result of increased compensation. The increase was partially offset by lower outside services.

Net loss. Net loss was $81,905 for the nine months ended December 31, 2019 compared to net loss of $53,506 for the nine months ended December 31, 2018. The net loss increase was principally a result of lower net revenue and lower gross profit that was partially offset by lower total operating expenses, as explained above.

The results of operations for the three and nine months ended December 31, 2019 are not necessarily indicative of the results of operations for all or any part of the balance of the fiscal year.

Liquidity and Capital Resources

To date, a significant portion of our operating funds have been provided by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Common stock and additional paid in capital totaled $24,223,784 from inception through December 31, 2019.

On August 9, 2019, we entered into a loan and security agreement with Crestmark Bank. The loan is due on demand, has no financial covenants and is secured by all of our assets. Under the agreement, we were provided with a line of credit that is not to exceed the lesser of $1,000,000 or 85% of eligible accounts receivable. The interest rate is prime rate plus 1.5%, with a floor of 6.75%, plus a monthly maintenance fee of 0.4%, based on the average monthly loan balance. Interest is charged on a minimum loan balance of $500,000, a loan fee of 1% annually, and an exit fee of 3%, 2% and 1% during years one, two and three, respectively. At December 31, 2019, we had cash of $195,357, no borrowings and $716,349 available under our line of credit.

Our operations used $45,060 of cash during the nine months ended December 31, 2019 on net revenue of $5,891,934. Cash was principally used by the net loss, accounts payable, accrued compensation and other accrued liabilities and increased by inventories. The amounts of cash used by operations for the nine months ended December 31, 2019 are not necessarily indicative of the expected amounts of cash to be generated from or used in operations in fiscal year 2020. To reduce our costs and cash usage, we have implemented a reduction of personnel and departmental spending. At December 31, 2019, we had $195,357 in cash, cash equivalents and restricted cash available to fund future operations. Our working capital was $1,661,494 at December 31, 2019 compared to $1,908,748 at March 31, 2019. The decrease of working capital at December 31, 2019 was the result of our loss and a decrease to inventories. The decrease was partially offset by a decrease to accounts payable. Current liabilities were $1,072,048 at December 31, 2019 compared to $1,001,265 at March 31, 2019.

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

The minimum future lease payment, by fiscal year, as of December 31, 2019 is as follows:

Fiscal Year	Amount
2020 (3 months remaining)	$66,638
2021	343,167
2022	357,667
2023	372,167
2024	386,667
2025	130,500
Total	$1,656,806

Aside from the operating lease, we do not have any material contractual commitments requiring settlement in the future.

As of December 31, 2019, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$1,656,806	$324,013	$722,584	$577,584	$32,625

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

ITEM 4 - CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosures Controls and Procedures

Our management, comprised of our Chief Executive Officer (CEO) and Principal Financial and Accounting Officer (PFAO) evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, and taking the matters described below into account, our CEO and PFAO have concluded that our disclosure controls and procedures over financial reporting were not effective during reporting period ended December 31, 2019.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. “Internal control over financial reporting” is defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

●  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of a company;

●  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures of a company are being made only in accordance with authorizations of management and directors of a company; and

● provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of a company’s assets that could have a material effect on the financial statements.

A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations, which may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material Weakness

Based upon our evaluation of internal controls, our management determined that our controls over financial reporting were not adequate to ensure certain complex accounting calculations were performed correctly. As such, our CEO and PFAO have concluded that our internal control over financial reporting as of December 31, 2019 was not effective due to the material weaknesses described below:

•	Accounting for our asset and liability related to our lease obligations for the June 30 and September 30, 2019 quarters. Miscalculations in these areas could impact our current assets, revenues, operating results, and cash flow, although our has concluded that the impact of this issue was not material to the financial statements for those periods.

Because of the material weakness identified, a reasonable possibility exists that a material misstatement in our consolidated financial statements will not be prevented or detected on a timely basis. While our internal controls are established and followed, it is clear by the identified weaknesses that they were not operating as they should be. Management believes that this was the case due to our limited staff along with time constraints. However, our Chief Executive Officer and our Principal Financial and Accounting Officer, believe that the financial statements included in this quarterly report on Form 10-Q present, in all material respects, our financial position, results of operations and cash flows for the periods presented, in conformity with U.S. GAAP.

Plan for Remediation of Material Weaknesses

The remediation effort outlined below is intended to address the identified material weaknesses in internal control over financial reporting.

We will continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the facts described above and employ any additional tools and resources deemed necessary to ensure that our financial statements are fairly stated in all material respects.

This Quarterly Report on Form 10-Q does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption provided by the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, enacted into law in July 2010. The Dodd-Frank Act provides smaller public companies and debt-only issuers with a permanent exemption from the requirement to obtain an external audit on the effectiveness of internal financial reporting controls provided in Section 404(b) of the Sarbanes- Oxley Act. We are a smaller reporting company and are eligible for this exemption under the Dodd-Frank Act.

Changes in Internal Control Over Financial Reporting

Except for the identification and mitigation of the material weakness noted above, there were no other changes in internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Plan for Remediation of Material Weaknesses

The remediation effort outlined below is intended to address the identified material weaknesses in internal control over financial reporting.

This Quarterly Report on Form 10-Q does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption provided by the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, enacted into law in July 2010. The Dodd-Frank Act provides smaller public companies and debt-only issuers with a permanent exemption from the requirement to obtain an external audit on the effectiveness of internal financial reporting controls provided in Section 404(b) of the Sarbanes- Oxley Act. We are a smaller reporting company and are eligible for this exemption under the Dodd-Frank Act. We will continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the facts described above and employ any additional tools and resources deemed necessary to ensure that our financial statements are fairly stated in all material respects.

PART II. OTHER INFORMATION

ITEM 6 Exhibits

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

31.1	Certification of President and CEO under Rule 13a-14(a) of the Exchange Act (filed herewith).
31.2	Certification of Principal Financial and Accounting Officer under Rule 13a-14(a) of the Exchange Act (filed herewith).
32.1	Certifications of President and CEO and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	The following materials from Encision Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Income, (iii) the unaudited Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged at Level I.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCISION INC.
Dated: February 13, 2020
	By:	/s/ Mala Ray
Mala Ray Controller Principal Accounting Officer & Principal Financial Officer

