Form 10-K
period 2020-03-31
ENCISION INC
filed 2020-06-12
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended March 31, 2020

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

As of September 28, 2019, the aggregate market value of the shares of common stock held by non-affiliates of the issuer on such date was $2,421,459. This figure is based on the average bid and asked price of $0.42 per share of the issuer’s common stock on September 28, 2019 as quoted on the OTC Bulletin Board.

The number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date.

Common Stock, no par value	11,582,641
(Class)	(Outstanding at May 31, 2020)

Documents Incorporated by Reference: Definitive Proxy Statement for the 2020 Annual Shareholders' Meeting to be filed with the Securities and Exchange Commission and incorporated by reference as described in Part III. The 2020 Proxy Statement will be filed within 120 days after the end of the fiscal year ended March 31, 2020.

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

AEM technology has been recommended and endorsed by sources from many groups involved in MIS. Surgeons, nurses, biomedical engineers, the medicolegal community, malpractice insurance carriers and electrosurgical device manufacturers advocate the use of AEM technology. In May 2019, the Food and Drug Administration issued a Safety Communication that stated that, "In addition to serving as an ignition source, monopolar energy use can directly result in unintended patient burns from capacitive coupling and intra-operative insulation failure.”

Business Highlights

Proprietary, Patented Technology

We have developed and launched patented AEM Surgical Instruments and Monitors that enhance patient safety and patient outcomes in laparoscopic surgical procedures. We have been issued 16 unexpired patents relating to AEM technology from the United States Patent and Trademark Office, each encompassing multiple claims, and which have between three and nineteen years remaining. We also have patents relating to AEM technology issued in Europe, Japan, Canada and Australia.

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

Product Line has been Developed and Launched

Our AEM Surgical Instruments and Monitors have been engineered to provide a seamless transition for surgeons switching from conventional laparoscopic instruments. AEM technology has been integrated into instruments that have the same look, feel and functionality as conventional instruments that surgeons have been using for years. The AEM product line encompasses a full range of instrument sizes, types and styles favored by surgeons. While always quality-centric, we added a new level of customer-centricity with increased marketing focus on our reposable AEM EndoShield® 2 Burn Protection System (“EndoShield 2”). The EndoShield 2 can be used for a number of surgical procedures without reprocessing, can easily be used in any OR room with all prevalent electrosurgical generators, and eliminates a significant barrier to adoption. Thus, hospitals can make a complete and smooth conversion to our product line, thereby advancing patient safety in MIS.

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

Developing Distribution Network is Advancing Utilization of AEM Technology

Our AEM technology, in the hands of a sales network with broad access to the surgery marketplace, will help to increase utilization and market share. Historically, our sales and marketing efforts have been hindered by our small size and limited distribution channels. While these limitations continue, we improved our sales network which provided new hospital accounts with AEM technology in our fiscal year ended March 31, 2020. Our supplier agreements with Group Purchasing Organizations (“GPOs”) and other key hospitals systems are beginning to expose more hospitals to the benefits of our AEM technology. During the year ended March 31, 2019, our proprietary patient safety technology was recognized by the U.S. Department of Veterans Affairs and provides us with the opportunity to market our instruments and monitors into VA Medical Centers. The VA is the largest medical system in the U.S. providing service to more than nine million veterans across more than 1,200 facilities. Also, during the year ended March 31, 2019, we were awarded a prestigious Vizient Innovative Technology Contract for monopolar surgical instruments and monitors. Vizient represents a diverse membership base that includes academic medical centers, pediatric facilities, community hospitals, integrated health delivery networks and non-acute health care providers and represents approximately $100 billion in annual medical devices and supplies purchasing volume.

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

When a hospital decides to use our AEM technology, we make recurring sales to such hospital for replacement instruments. Sales from reusable and disposable AEM products in hospitals represented over 90% of our sales in the fiscal year ended March 31, 2020, and we expect this sales stream to grow as new hospitals increasingly adopt AEM technology and existing hospitals increase usage of AEM instrumentation. We also expect to increase the value per procedure delivered to our customers and, therefore, expect the dollars per procedure to increase. AEM Instruments are competitively priced compared to conventional laparoscopic instruments.

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

Historical Perspective

We were organized as a Colorado corporation in 1991 and spent several years developing the AEM monitoring system and protective sheaths to adapt to conventional electrosurgical instruments. During this period, we conducted product trials and applied for patents with the United States Patent and Trademark Office and with International patent agencies. Our patents relate to the basic shielding and monitoring technologies that we incorporate into our AEM products. As of March 31, 2020, we have 16 unexpired United States patents relating to specific implementations of shielding and monitoring in instruments and continue to add patents as we further develop our proprietary technology and its applications.

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

In addition to the efforts to broaden market acceptance in the United States, we have contracted with independent distributors in Australia and New Zealand to market our products internationally. We have achieved Conformité Européene (“CE”) marking for our products so that we may sell into the European marketplace. The CE marking indicates that a manufacturer has conformed to all of the obligations imposed by European health, safety and environmental legislation. While CE certification opens up incremental markets in Europe, our distribution options in the European marketplace are developing, and sales in international markets are small.

We believe that the expanding awareness for AEM technology through education and the improved sales network of independent representatives will provide the basis for increased sales and continuing profitable operations. However, these measures, or any others that we may adopt, may not result in increased sales or profitable operations.

Research and Development

We aim to continually expand our AEM Instrument product line to satisfy the evolving needs of surgeons. For AEM technology to fully become a standard of care, we must satisfy surgeons’ preferred instrument shapes, sizes, styles and functionality with integrated AEM technology. This commitment includes expanding the styles of electrosurgical instruments available for MIS applications so that the conversion to AEM technology is transparent to surgeons and does not require significant change in their current surgical techniques. We employ full-time engineers and use independent contractors from time to time in our research and product development efforts. This group continuously explores ways to broaden and enhance the product line. Current research and development efforts are focused primarily on line-extension projects to further expand our AEM Instrument product offering to increase surgeons’ choices and options in laparoscopic surgery. Our research and development expenses were $748,390 in fiscal year 2020 and $779,493 in fiscal year 2019. We expense research and development costs for products and processes as incurred. Costs that are included in research and development expenses include direct salaries, contractor fees, materials, facility costs and administrative expenses that relate to research and development.

Manufacturing, Regulatory Affairs and Quality Assurance

We engage in various manufacturing and assembly activities at our leased facility in Boulder, Colorado. These operations include disposable scissor inserts manufacturing and assembly of our AEM Instrument system as well as fabrication, assembly and test operations for instruments, monitors and accessories. We also have relationships with a number of outside suppliers. Three vendors accounted for approximately 64% of our inventory purchases.

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

We achieved CE marking in August 2000, which required prior certification of our quality system and product documentation. Maintenance of the CE marking status requires periodic audits of the quality system and technical documentation by our European Notified Body, TUV Rheinland. The most recent audit was completed in February 2020.

Patents, Patent Applications and Intellectual Proprietary Rights

We have invested heavily in an effort to protect our valuable technology, and, as a result of this effort, we have been issued 16 unexpired relevant patents that together form a significant intellectual property position. Our patents relate to the basic shielding and monitoring technologies that we incorporate into our AEM products. As of March 31, 2020, we have 16 unexpired United States patents relating to specific implementations of shielding and monitoring in instruments. As of March 31, 2020, there are between three and nineteen years remaining on our AEM patents. We have five patent applications in process and we have four trademarks.

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

If a manufacturer or distributor of medical devices can establish that a proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or to a Class III medical device for which the FDA has not required a pre-market approval application, the manufacturer or distributor may seek FDA marketing clearance for the device by filing a 510(k) pre-market notification. Following submission of the 510(k) notification, the manufacturer or distributor may not place the device into commercial distribution in the United States until an order has been issued by the FDA. The FDA's target for issuing such orders is within 90 days of submission, but the process can take significantly longer. The order may declare the FDA's determination that the device is "substantially equivalent" to another legally marketed device and allow the proposed device to be marketed in the United States. The FDA may, however, determine that the proposed device is not substantially equivalent or may require further information, such as additional test data, before deciding regarding substantial equivalence. Any adverse determination or request for additional information could delay market introduction and have a material adverse effect on our continued operations. We have received a favorable 510(k) notification for our AEM monitors and AEM Instruments, all of which are designated as Class II medical devices.

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

Sales of medical devices outside of the United States are subject to United States export requirements and foreign regulatory requirements. Legal restrictions on the sale of imported medical devices vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval and the requirements may differ. Our Certificate of Export from the United States Department of Health and Human Services has expired and we will seek to renew it. However, a specific foreign country in which we wish to sell our products may not accept or continue to accept the Certificate of Export. Entry into the European Economic Area market also requires prior certification of our quality system and product documentation. We achieved CE marking in August 2000, allowing a launch into the European marketplace. Maintenance of the CE marking status requires annual audits of the quality system and technical documentation by our European Notified Body, TUV Rheinland. The most recent audit was completed in February 2020.

During our March 31, 2019 quarter, we received a letter from the FDA. The letter contained a questionnaire regarding Stray Energy and how to prevent patient injuries from Stray Energy during laparoscopic procedures. We provided the FDA with extensive information on burns and our program for eliminating them. A Safety Communication was released by the FDA on May 29, 2019. It is on the FDA's website at: https://www.fda.gov/MedicalDevices/Safety/AlertsandNotices/ucm608637.htm. The Safety Communication states that, "In addition to serving as an ignition source, monopolar energy use can directly result in unintended patient burns from capacitive coupling and intra-operative insulation failure. If a monopolar electrosurgical units (ESU) is used: Do not activate when near or in contact with other instruments.”

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

Employees

As of March 31, 2020, we employed 30 full-time and 1 part-time individuals, of which 5 full-time and 1 part-time are engaged directly in research, development and regulatory activities, 13 full-time in manufacturing/operations, 8 full-time in marketing and sales, and 4 full-time time in administrative positions. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

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

Among the factors that could cause future results and financial condition to be materially different from expectations are:

Covid-19. We are monitoring the outbreak of Covid-19 and the related business restrictions and its impact on operations, financial position, cash flow, inventory, supply chains, purchasing trends, customer payments, the industry in general and its impact on our employees. While there could ultimately be a material impact on our operations and liquidity, at the time of issuance of this annual report on Form 10-K, the impact could not be determined. Revenue for April and May 2020 was half and two-thirds of last year’s April and May, respectively.

Our products may not be accepted by the market. The success of our products and our financial condition depends on the acceptance of AEM products by the medical community in commercially viable quantities during fiscal year 2021 and beyond. We cannot predict how quickly or how broadly AEM products will be accepted by the medical community. We need to continually educate the marketplace about the potential hazards involved in the use of conventional electrosurgical products during MIS procedures and the expected benefits associated with the use of AEM products. If we are unsuccessful in educating the marketplace about our technology and the hazards of conventional instruments, we will not create sufficient demand by hospitals and surgeons for AEM products and our financial condition, results of operations and cash flows could be adversely affected.

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

We may need additional funding to support our operations. We were formed in 1991 and have incurred losses of approximately $22 million since that date. We have primarily financed research, development and operational activities with issuances of our common stock and warrants, the exercise of stock options to purchase our common stock, stock-based compensation expense related to stock options and, in some years, by operating profits. On August 9, 2019, we entered into a loan and security agreement with Crestmark Bank. The loan is due on demand, has no financial covenants and is secured by all of our assets. Under the agreement, we were provided with a line of credit that is not to exceed the lesser of $1,000,000 or 85% of eligible accounts receivable. The interest rate is prime rate (3.25% at March 31, 2020) plus 1.5%, with a floor of 6.75%, plus a monthly maintenance fee of 0.4%, based on the average monthly loan balance. Interest is charged on a minimum loan balance of $500,000, a loan fee of 1% annually, and an exit fee of 3%, 2% and 1% during years one, two and three, respectively. At March 31, 2020, we had $385,132 in cash available to fund future operations, borrowed $370,498 and had $233,103 available to borrow. On April 17, 2020, we entered into an unsecured promissory note under the Paycheck Protection Program (the “PPP”) for a principal amount of $598,567. The PPP was established under the recently congressionally approved Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The term of the PPP loan is for two years with an interest rate of 1.0% per year, which will be deferred for the first six months of the term of the loan. After the initial six-month deferral period, the loan requires monthly payments of principal and interest until maturity with respect to any portion of the PPP loan which is not forgiven. Under the terms of the CARES Act, a PPP loan recipient may apply for, and be granted, forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined based upon the use of loan proceeds for payroll costs, rent and utility costs, and the maintenance of employee and compensation levels. There can be no assurance that we would be successful in obtaining alternative sources of funding to repay this obligation. Should we need additional financing, we may not be able to obtain it on terms acceptable to us or at all.

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

If government regulations change or if we fail to comply with existing and/or new regulations, we might miss market opportunities and experience increased costs and limited growth. The research, development, manufacturing, marketing and distribution of our products in the United States and other countries are subject to extensive regulation by numerous governmental authorities including, but not limited to, the Food and Drug Administration. Under the Federal Food, Drug and Cosmetic Act, medical devices must receive clearance from the Food and Drug Administration through the Section 510(k) pre-market notification process or through the lengthier pre-market approval process before they can be sold in the United States. The process of obtaining required regulatory approvals is lengthy and has required the expenditure of substantial resources. There can be no assurance that we will be able to continue to obtain the necessary approvals. As part of our strategy, we also intend to pursue commercialization of our products in international markets. Our products are subject to regulations that vary from country to country. The process of obtaining foreign regulatory approvals in certain countries can be lengthy and require the expenditure of substantial resources. We may not be able to obtain necessary regulatory approvals or clearances on a timely basis or at all, and delays in receipt of or failure to receive such approvals or clearances, or failure to comply with existing or future regulatory requirements would have a material adverse effect on our financial position, results of operations and cash flows. Tariffs will increase our material costs and, if they are fully absorbed by us, then they will negatively affect our gross profit margins.

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

Our current patents, trade secrets and know-how may not provide a competitive advantage, the pending applications may not result in patents being issued, and our competitors may design around any patents issued to us. Our success will continue to depend in part on our ability to maintain patent protection for our products and processes, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. We have 15 issued U.S. patents on several technologies embodied in our AEM Monitoring System, AEM Instruments and related accessories and we have applied for additional U.S. patents. In addition, we have four issued foreign patents. The validity and breadth of claims coverage in medical technology patents involve complex legal and factual questions and may be highly uncertain. Also, patents may not protect our proprietary information and know-how or provide adequate remedies for us in the event of unauthorized use or disclosure of such information, and others may be able to develop competing technology, independent of such information. There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry. Litigation may be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us, to defend us against claimed infringement of the rights of others or to determine the ownership, scope or validity of our proprietary rights or those of others. Any such claims may require us to incur substantial litigation expenses and to divert substantial time and effort of management personnel and could substantially decrease the amount of capital available for our operations. An adverse determination in litigation involving the proprietary rights of others could subject us to significant liabilities to third parties, could require us to seek licenses from third parties, and could prevent us from manufacturing, selling or using our products. The occurrence of any such actual or threatened litigation or the effect on our business of such litigation may materially adversely affect our financial position, results of operations and cash flows. Additionally, our assessment that a patent is no longer of value could result in a significant charge against our earnings.

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

Our common stock is thinly traded, the prices at which it trades are volatile and the buying or selling actions of a few shareholders may adversely affect our stock price. As of May 31, 2020, we had a public float, which is defined as shares outstanding minus shares held by our officers, directors, or beneficial holders of greater than 5% of our outstanding common stock, of 5,644,379 shares, or 49% of our outstanding common stock. The average number of shares traded in any given day over the past year has been relatively small compared to the public float. Thus, the actions of a few shareholders either buying or selling shares of our common stock may adversely affect the price of the shares. Historically, thinly-traded securities such as our common stock have experienced extreme price and volume fluctuations that do not necessarily relate to operating performance.

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

None at March 31, 2020.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

During our fiscal years 2020 and 2019, our common stock has been quoted on the Pink tier, operated by the OTC Markets Group, Inc. The ticker symbol “ECIA” has been assigned to our common stock for over-the-counter quotations. The following table shows the range of high and low bid quotations for each share of our common stock on these markets, for the periods indicated. The bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2020		2019
Fiscal	High	Low	High	Low
First quarter	$0.44	$0.33	$0.45	$0.33
Second quarter	$0.44	$0.33	$0.52	$0.34
Third quarter	$0.50	$0.36	$0.42	$0.32
Fourth quarter	$0.67	$0.40	$0.39	$0.33

We have never paid cash dividends on our common stock and have no present plans to do so. We presently intend to retain any cash generated from operations in the future for use in our business. As of March 31, 2020, there were approximately 94 holders of record of our common stock.

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

Possibility of Operating Losses. We have an accumulated deficit of $22,048,459 at March 31, 2020. We have made significant strides toward improving our operating results. However, due to the ongoing need to develop new products, the need to develop, optimize and train our sales distribution network and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss in future periods.

Sales Growth. We expect to generate increased sales in the U.S. from sales to new hospital customers and to grow AEM instrumentation sales to existing accounts. In fiscal year 2021, we will focus on growing our AEM franchise through a campaign focused on the clinical, economic and safety benefits of AEM technology, a medico-legal initiative and our new AEM products. In addition, prior years’ efforts in vertical integration have given us three core competencies – electrosurgery, instrument design, and manufacturing – which we expect will allow us to increase sales from our strategic partnership initiatives. Our goal is to offer our customers an AEM disposable counterpart for each AEM reusable instrument.

Gross Margin. We believe that if our fiscal year 2021 revenues increase, then our fiscal year 2021 gross profit and gross margin, as a percentage of revenue, will increase due to a higher gross margin on product revenue as a result of an increase in product produced.

Sales and Marketing Expenses. We continue our efforts to expand domestic and international distribution capability, and we believe that sales and marketing expenses will need to be maintained at a healthy level in order to expand our market visibility and optimize the field sales capability of converting new hospital customers to AEM technology. Sales and marketing expenses are expected to increase as we increase our marketing efforts to support our direct sales representatives. In fiscal year 2021, we expect to have six direct sales managers. Each direct sales manager also manages a separate territory.

Manufacturing. We believe that we will be able to achieve cost reductions, and provide better control over quality and consistency, by producing products on our own. We manufacture our own disposable scissor inserts and are exploring other products that we may manufacture internally.

Research and Development Expenses. Research and development expenses are expected to increase to support expansion to our AEM product line, which will further expand the instrument options for the surgeon. New refinements to AEM product lines are planned for introduction in fiscal year 2021.

Results of Operations

Net Revenue. Our net revenue for the fiscal year ended March 31, 2020 (“FY 20”) was $7,670,206, and for the fiscal year ended March 31, 2019 (“FY 19”), net revenue was $8,802,456. This represents a decrease of $1,132,250, or 13%, in FY 20 from FY 19. The decrease is attributable to business lost from hospitals that reduced using AEM technology and the reduction of non-essential procedures as a result of Covid-19. This was partially offset by new hospital accounts for AEM technology, which increased the installed base of users of reusable and disposable AEM Surgical Instruments.

Gross profit. Gross profit in FY 20 was $4,003,616 which represented a decrease of $667,984, or 14%, from gross profit in FY 19 of $4,671,600. Gross profit margin was 52% of net revenue for FY 20 and 53% of net revenue for FY 19. The gross profit margin decrease in FY 20 from FY 19 was due to higher material costs primarily as a result of the effect of tariffs.

Sales and marketing expenses. Sales and marketing expenses were $2,093,564 in FY 20, a decrease of $669,501, or 24%, from $2,763,065 in FY 19. The decrease was the result of decreased compensation for reduced sales people, reduced commissions on reduced revenue, sales samples, travel, advertising and printing. The decrease was partially offset by higher fees as a result of entering an agreement with Vizient, Inc., a general purchasing organization.

General and administrative expenses. General and administrative expenses were $1,318,022 in FY 20, an increase of $2,261, or no percentage change, from $1,315,401 in FY 19. The increase was the result of increased bad debt reserve and regulatory fees. The net increase was partially offset by decreased compensation and bank service charges.

Research and development expenses. Research and development expenses were $748,390 in FY 20, a decrease of $31,103 or 4%, from $779,493 in FY 19. The decrease was the result of decreased compensation and outside services.

Net income and loss. Net loss in FY 20 of $198,312 represented a loss decrease of $37,784 compared to FY 19 net loss of $236,096. The decreased loss was the result of decreased operating expenses, as discussed above.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock and, in some years, by operating profits. To date, common stock and additional paid in capital totaled $24,232,477 from our inception through March 31, 2020. Our operations used $229,484 and $127,242 of cash in FY 20 and FY 19, respectively, on net revenue of and $7,670,206 and $8,802,456 in FY 20 and FY 19, respectively. Working capital was $1,556,291 at March 31, 2020 compared to $1,908,748 at March 31, 2019. The decrease in working capital was primarily caused by the FY 20 net loss and the recognition of current accrued lease liability. Current liabilities were $1,408,475 at March 31, 2020 compared to $1,001,265 at March 31, 2019.

On August 9, 2019, we entered into a loan and security agreement with Crestmark Bank. The loan is due on demand, has no financial covenants and is secured by all of our assets. Under the agreement, we were provided with a line of credit that is not to exceed the lesser of $1,000,000 or 85% of eligible accounts receivable. The interest rate is prime rate (3.25% at March 31, 2020) plus 1.5%, with a floor of 6.75%, plus a monthly maintenance fee of 0.4%, based on the average monthly loan balance. Interest is charged on a minimum loan balance of $500,000, a loan fee of 1% annually, and an exit fee of 3%, 2% and 1% during years one, two and three, respectively. At March 31, 2020, we had $385,132 in cash available to fund future operations, borrowed $370,498 and had $233,103 available to borrow. On April 17, 2020, we entered into an unsecured promissory note under the PPP for a principal amount of $598,567. The PPP was established under the recently congressionally approved CARES Act. The term of the PPP loan is for two years with an interest rate of 1.0% per year, which will be deferred for the first six months of the term of the loan. After the initial six-month deferral period, the loan requires monthly payments of principal and interest until maturity with respect to any portion of the PPP loan which is not forgiven. Under the terms of the CARES Act, a PPP loan recipient may apply for, and be granted, forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined based upon the use of loan proceeds for payroll costs, rent and utility costs, and the maintenance of employee and compensation levels.

We believe that the unique performance of AEM technology and our breadth of independent endorsements provide an opportunity for market share growth. We believe that the market awareness of AEM technology and its endorsements is continually improving and that this will benefit revenue efforts in FY 21. We believe that we enter FY 20 having achieved improvements in the clinical credibility of our technology. Our FY 21 operating plan is focused on growing revenue, increasing gross profits, increasing research and development costs while increasing profits and positive cash flows. We cannot predict with certainty the expected revenue, gross profit, net income or loss and usage of cash, cash equivalents and restricted cash for FY 21. We believe that cash resources and borrowing capacity will be sufficient to fund our operations for at least the next twelve months under our current operating plan. If we are unable to manage business operations in line with our budget expectations, it could have a material adverse effect on business viability, financial position, results of operations and cash flows. Further, if we are not successful in sustaining profitability and remaining at least cash flow break-even, additional capital may be required to maintain ongoing operations.

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

Income Taxes

As of March 31, 2020, net operating loss carryforwards totaling approximately $8.2 million were available to reduce taxable income in the future. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in fiscal year 2021. We have not paid income taxes since our inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including changes in our ownership. We have established a valuation allowance for the entire amount of our deferred tax asset since inception due to our history of losses. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed.

Off-Balance Sheet Financing Arrangements

We do not utilize variable interest entities or other off-balance sheet financial arrangements.

Contractual Obligations

Effective November 9, 2017, we extended our noncancelable lease agreement through July 31, 2024 for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease includes base rent abatement for the first two months, or $55,583, and $145,000 of leasehold improvements granted by the landlord. At the start of the lease on August 1, 2020, the $145,000 will be recorded on our condensed balance sheets as leasehold improvements and deferred rent. The leasehold improvements will be amortized over the lesser of the lease term or the assets life and the deferred rent will be amortized against rent expense over the lease term. Lease expense was $297,648 for the fiscal year ended March 31, 2020. The minimum future lease payment, by fiscal year, as of March 31, 2020 is as follows:

Fiscal Year	Amount
2021	$343,167
2022	357,667
2023	372,167
2024	386,667
2025	130,500
Total	$1,590,168

On August 9, 2019, we entered into a loan and security agreement with Crestmark Bank. The loan is due on demand, has no financial covenants and is secured by all of our assets. Under the agreement, we were provided with a line of credit that is not to exceed the lesser of $1,000,000 or 85% of eligible accounts receivable. The interest rate is prime rate (3.25% at March 31, 2020) plus 1.5%, with a floor of 6.75%, plus a monthly maintenance fee of 0.4%, based on the average monthly loan balance. Interest is charged on a minimum loan balance of $500,000, a loan fee of 1% annually, and an exit fee of 3%, 2% and 1% during years one, two and three, respectively. As of March 31, 2020, the following table shows our contractual obligations for the periods presented: At March 31, 2020, we had $385,132 in cash available to fund future operations, borrowed $370,498 and had $233,103 available to borrow. On April 17, 2020, we entered into an unsecured promissory note under the PPP for a principal amount of $598,567. The PPP was established under the recently congressionally approved CARES Act. The term of the PPP loan is for two years with an interest rate of 1.0% per year, which will be deferred for the first six months of the term of the loan. After the initial six-month deferral period, the loan requires monthly payments of principal and interest until maturity with respect to any portion of the PPP loan which is not forgiven. Under the terms of the CARES Act, a PPP loan recipient may apply for, and be granted, forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined based upon the use of loan proceeds for payroll costs, rent and utility costs, and the maintenance of employee and compensation levels.

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease obligations	$1,590,168	$343,167	$729,834	$517,167	$—
Line of credit	370,498	370,498	—	—	—
Totals	$1,960,666	$713,665	$729,834	$517,167	$—

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

Item 8. Financial Statements and Supplementary Data

The following financial statements are included in this Report:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Encision Inc.
Boulder, Colorado

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Encision Inc. as of March 31, 2020 and 2019 and the related statements of operations, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Encision Inc. as of March 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Denver, Colorado

June 12, 2020

Encision Inc.

Balance Sheets

	March 31, 2020	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$385,132	$273,348
Restricted cash	—	25,000
Accounts receivable, net of allowance for doubtful accounts of $58,000 at March 31, 2020 and $26,000 at March 31, 2019	881,194	1,009,106
Inventories, net of reserve for obsolescence of $39,000 at March 31, 2020 and $50,000 at March 31, 2019	1,625,901	1,472,543
Prepaid expenses	72,639	130,016
Total current assets	2,964,766	2,910,013
Equipment:
Furniture, fixtures and equipment, at cost	3,130,640	3,061,329
Accumulated depreciation	(2,923,482)	(2,811,761)
Equipment, net	207,158	249,568
Right of use asset	1,317,057	—
Patents, net of accumulated amortization of $291,337 at March 31, 2020 and $266,028 at March 31, 2019	228,296	248,579
Other assets	19,548	19,548
TOTAL ASSETS	$4,736,925	$3,427,708
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$444,823	$578,956
Line of credit	370,498	—
Accrued compensation	218,806	295,875
Other accrued liabilities	96,077	126,434
Accrued lease liability	278,271	—
Total current liabilities	1,408,475	1,001,265
Long-term liability:
Accrued lease liability	1,144,432	—
Deferred rent	—	74,821
Total liabilities	2,552,907	1,076,086
Commitments and contingencies (Note 4)
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 11,582,641 and 11,558,355 issued and outstanding at March 31, 2020 and 2019, respectively	24,232,477	24,201,769
Accumulated (deficit)	(22,048,459)	(21,850,147)
Total shareholders’ equity	2,184,018	2,351,622
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,736,925	$3,427,708

The accompanying notes to financial statements are an integral part of these statements.

Encision Inc.

Statements of Operations

Years Ended	March 31, 2020	March 31, 2019
NET REVENUE	$7,670,206	$8,802,456
COST OF REVENUE	3,666,590	4,130,856
GROSS PROFIT	4,003,616	4,671,600
OPERATING EXPENSES:
Sales and marketing	2,093,564	2,763,065
General and administrative	1,318,022	1,315,401
Research and development	748,390	779,493
Total operating expenses	4,159,976	4,857,959
OPERATING INCOME (LOSS)	(156,360)	(186,359)
Interest expense, net	(43,382)	(50,334)
Other income, net	1,430	597
Interest and other income, net	(41,952)	(49,737)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(198,312)	(236,096)
Provision for income taxes	—	—
NET INCOME (LOSS)	$(198,312)	$(236,096)
Net income (loss) per share—basic and diluted	$(0.02)	$(0.02)
Weighted average shares—basic	11,573,211	10,932,670
Weighted average shares—diluted	11,573,211	10,932,670

The accompanying notes to financial statements are an integral part of these statements.

Encision Inc.

Statements of Shareholders’ Equity

	Shares of Common Stock	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
BALANCES AT MARCH 31, 2018	10,683,355	$23,817,912	$(21,614,051)	$2,203,861
Net loss	—	—	(236,096)	(236,096)
Compensation expense related to equities	—	37,027	—	37,027
Common stock issued	875,000	346,830	—	346,830
BALANCES AT MARCH 31, 2019	11,558,355	$24,201,769	$(21,850,147)	$2,351,622
Net loss	—	—	(198,312)	(198,312)
Compensation expense related to equities	—	30,708	—	30,708
Common stock issued	24,286	—	—	—
BALANCES AT MARCH 31, 2020	11,582,641	$24,232,477	$(22,048,459)	$2,184,018

The accompanying notes to financial statements are an integral part of these statements.

Encision Inc.

Statements of Cash Flows

Years Ended	March 31, 2020	March 31, 2019
Cash flows from (used in) operating activities:
Net income (loss)	$(198,312)	$(236,096)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	137,810	182,066
Stock-based compensation expense related to stock options	30,708	37,027
Provision for doubtful accounts, net change	32,000	5,500
(Recovery from) provision for inventory obsolescence, net change	(11,000)	29,000
Change in operating assets and liabilities:
Right of use asset, net	30,825	—
Accounts receivable	95,912	(51,967)
Inventories	(142,358)	(64,384)
Prepaid expenses and other assets	36,490	(55,861)
Accounts payable	(134,133)	112,538
Accrued compensation and other accrued liabilities	(107,426)	(85,065)
Net cash provided by (used in) operating activities	(229,484)	(127,242)
Cash flows (used in) investing activities:
Acquisition of property and equipment	(48,324)	(55,246)
Patent costs	(5,906)	(5,532)
Net cash (used in) investing activities	(54,230)	(60,778)
Cash flows from (used in) financing activities:
Borrowings from credit facility, net change	370,498	—
Change in restricted cash	—	—
Proceeds from the issuance of common stock	—	350,000
Cost of the issuance of common stock	—	(3,170)
Net cash provided by (used in) financing activities	370,498	346,830
Net increase in cash, cash equivalents and restricted cash	86,784	158,810
Cash, cash equivalents and restricted cash, beginning of fiscal year	298,348	139,538
Cash, cash equivalents and restricted cash, end of fiscal year	$385,132	$298,348

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$43,515	$42,914
Right of use asset	$1,555,150	$—
Accrued lease liability	$1,619,842	$—
Supplemental disclosure of non-cash investing activity information:
Property and equipment additions transferred from prepaid expenses	$20,887	$—

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

We have an accumulated deficit of $22,048,459 at March 31, 2020. Operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock, and by operating profits. Our liquidity has diminished because of prior years’ operating losses, and we may be required to seek additional capital in the future.

Our strategic marketing and sales plan is designed to expand the use of our products in surgically active hospitals in the United States.

We had a net loss available to shareholders of $198,312 and $236,096 for the fiscal years ended March 31, 2020 and 2019, respectively. At March 31, 2020, we had $385,132 in cash available to fund future operations, borrowed $370,498 and had $233,103 available to borrow. On April 17, 2020, we entered into an unsecured promissory note under the PPP for a principal amount of $598,567. The PPP was established under the recently congressionally approved CARES Act. The term of the PPP loan is for two years with an interest rate of 1.0% per year, which will be deferred for the first six months of the term of the loan. After the initial six-month deferral period, the loan requires monthly payments of principal and interest until maturity with respect to any portion of the PPP loan which is not forgiven. Under the terms of the CARES Act, a PPP loan recipient may apply for, and be granted, forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined based upon the use of loan proceeds for payroll costs, rent and utility costs, and the maintenance of employee and compensation levels.

During the fiscal year ended March 31, 2020, the Company used cash in operations of $229,484. The principal reason for our loss for the fiscal year ended March 31, 2020 was lower revenue and higher material costs as a result of the governmental tariffs. These facts and circumstances were initial indicators that created uncertainty about our ability to continue as a going concern. To address this uncertainty, management has developed plans to ensure that we have the working capital necessary to fund operations. Management concludes that it is probable that our cash resources and our PPP proceeds will be sufficient to meet our cash requirements for twelve months from the issuance of the consolidated financial statements. In the event that the governmental tariffs are reduced or eliminated then we expect that the higher material costs that we experienced will be reduced. We have ncreased our pricing on products to mitigate somewhat our higher material costs. Therefore, the accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern.

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

Cash, Cash Equivalents and Restricted Cash. For purposes of reporting cash flows, we consider all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents. Restricted cash is cash that was deposited to obtain a letter of credit for our importing and exporting activities.

Fair Value of Financial Instruments. Our financial instruments consist of cash, cash equivalents and restricted cash and short-term trade receivables, payables and line of credit. The carrying values of cash, cash equivalents and restricted cash, short-term receivables, payables and line of credit approximate their fair value due to their short maturities.

Concentration of Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents, accounts receivable and accounts payable. The carrying value of all financial instruments approximates fair value. The amount of cash on deposit with financial institutions occasionally exceeds the $250,000 federally insured limit at March 31, 2020. However, we believe that cash on deposit that exceeds $250,000 in the financial institutions is financially sound and the risk of loss is minimal.

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

A summary of the activity in our allowance for doubtful accounts is as follows:

Years Ended	March 31, 2020	March 31, 2019
Balance, beginning of year	$26,000	$20,500
Provision for (recoveries of) estimated losses	32,168	(560)
Write-off of uncollectible accounts	(168)	6,060
Balance, end of year	$58,000	$26,000

The net accounts receivable balance at March 31, 2020 of $881,194 included no more than 8% from any one customer. The net accounts receivable balance at March 31, 2019 of $1,009,106 included no more than 8% from any one customer.

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

Years Ended	March 31, 2020	March 31, 2019
Balance, beginning of year	$10,000	$10,000
Provision for estimated warranty claims	(10,129)	4,592
Claims made	129	(4,592)
Balance, end of year	$—	$10,000

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

At March 31, 2020 and 2019, inventory consisted of the following:

	March 31, 2020	March 31, 2019
Raw materials	$1,147,983	$1,063,780
Finished goods	516,918	458,763
Total gross inventories	1,664,901	1,522,543
Less reserve for obsolescence	(39,000)	(50,000)
Total net inventories	$1,625,901	$1,472,543

A summary of the activity in our inventory reserve for obsolescence is as follows:

Years Ended	March 31, 2020	March 31, 2019
Balance, beginning of year	$50,000	$21,000
Provision for estimated obsolescence	(11,000)	29,000
Write-off of obsolete inventory	—	—
Balance, end of year	$39,000	$50,000

Property and Equipment. Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally three to seven years. We use the straight-line method of depreciation for property and equipment. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized. Depreciation expense for the years ended March 31, 2020 and 2019 was $111,721 and $154,609, respectively.

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

Patents. The costs of applying for patents are capitalized and amortized on a straight-line basis over the lesser of the patent’s economic or legal life (20 years from the date of application in the United States). Capitalized costs are expensed if patents are not issued. We review the carrying value of our patents periodically to determine whether the patents have continuing value and such reviews could result in the conclusion that the recorded amounts have been impaired. A summary of our patents at March 31, 2020 and 2019 is as follows:

	March 31, 2020	March 31, 2019
Patents issued	$473,607	$447,430
Accumulated amortization	(281,649)	(254,992)
Patents issued, net of accumulated amortization	191,958	192,438
Patent applications	46,026	67,176
Accumulated amortization	(9,688)	(11,035)
Patent applications, net of accumulated amortization	36,338	56,141
Total net patents and patent applications	$228,296	$248,579

The expected annual amortization expense related to patents and patent applications as of March 31, 2020, for the next five fiscal years, is as follows:

Fiscal Year	Amount
2021	$24,629
2022	21,712
2023	20,253
2024	18,440
2025 and following	143,262
Total	$228,296

Other Accrued Liabilities. At March 31, 2020 and 2019, other accrued liabilities consisted of the following:

	March 31, 2020	March 31, 2019
Bonus	$10,000	$—
Warranty	—	10,000
Sales commissions	29,994	50,129
Sales and use tax	12,037	22,494
Marketing fees	10,511	4,041
Payroll taxes	22,712	27,188
Miscellaneous	10,823	12,582
Total other accrued liabilities	$96,077	$126,434

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

Advertising Costs. We expense advertising costs as incurred. Advertising expense for the years ended March 31, 2020 and 2019 was minimal.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our statements of operations for fiscal years 2020 and 2019 included compensation expense for share-based payment awards granted prior to, but not yet vested as of March 31, 2020, based on the grant date fair value. Compensation expense for all share-based payment is recognized using the straight-line, single-option method. As stock-based compensation expense recognized in the accompanying statements of operations for fiscal years 2020 and 2019 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Stock-based compensation expense recognized under ASC 718 for fiscal years 2020 and 2019 was $30,708 and $37,027, respectively, which consisted of stock-based compensation expense related to director and employee stock options.

Stock-based compensation expense related to director and employee stock options under ASC 718 for fiscal years 2020 and 2019 was allocated as follows:

Years Ended	March 31, 2020	March 31, 2019
Cost of sales	$2,811	$2,026
Sales and marketing	3,317	4,034
General and administrative	22,671	28,919
Research and development	1,909	2,048
Stock-based compensation expense	$30,708	$37,027

Segment Reporting. We have concluded that we have one operating segment.

Basic and Diluted Income per Common Share. Net income per share is calculated in accordance with ASC Topic 260, "Earnings Per Share" ("ASC 260"). Under the provisions of ASC 260, basic net income per common share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing the net income for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. Because we had a loss in fiscal years 2020 and 2019, the shares used in the calculation of dilutive potential common shares exclude options to purchase shares. Therefore, basic net loss per common share equals dilutive net loss per common share:

The following table presents the calculation of basic and diluted net income (loss) per share:

Years Ended	March 31, 2020	March 31, 2019
Net income (loss)	$(198,312)	$(236,096)
Weighted-average shares — basic	11,573,211	10,932,670
Effect of dilutive potential common shares	—	—
Weighted-average shares — basic and diluted	11,573,211	10,932,670
Net loss per share — basic and diluted	$(0.02)	$(0.02)
Antidilutive equity units	998,000	990,286

Recent Accounting Pronouncements. We have reviewed all recently issued accounting pronouncements.

ASU No. 2014-09 (ASC 606), Revenue from Contracts with Customers became effective for us beginning April 1, 2019, and adopted the new accounting standard using the modified retrospective transition approach. We record revenue under ASC 606 at a single point in time, when control is transferred to the customer, which is consistent with past practice. We will continue to apply our current business processes, policies, systems and controls to support recognition and disclosure under the new standard. Based on the results of the evaluation, we have determined that the adoption of the new standard presents no material impact on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements.  Within the opening balances for the fiscal year beginning April 1, 2019, we recognized leased assets and leased liabilities in other long-term assets of $1,555,150 and long-term liabilities of $1,619,842.

3.       Shareholders’ Equity

Stock Option Plans. We have a stock option plan, the 2007 Stock Option Plan, and we adopted our 2014 Equity Incentive Plan (the “Plan,” as summarized below) to promote our and our shareholders’ interests by helping us to attract, retain and motivate our key employees and associates. Under the terms of the Plan, the Board of Directors may grant incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, and other stock-based awards. The purchase price of the shares subject to a stock option will be the fair market value of our common stock on the date the stock option is granted. Generally, vesting of stock options occurs such that 20% becomes exercisable on each anniversary of the date of grant for each of the five years following the grant date of such option. Generally, all stock options must be exercised within five years from the date granted. The number of common shares reserved for issuance under the Plan is 1,100,000 shares of common stock, subject to adjustment for dividend, stock split or other relevant changes in our capitalization.

Under ASC 718, the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of financial information in accordance with ASC 718. The use of a Black-Scholes model requires the use of actual employee exercise behavior data and the use of a number of assumptions including expected volatility, risk-free interest rate and expected dividends. Employee stock options for 185,000 and 437,000 shares of stock were granted during fiscal years 2020 and 2019, respectively.

As of March 31, 2020, $178,000 of total unrecognized compensation costs related to nonvested stock is expected to be recognized over a period of five years. The assumptions for employee stock options are summarized as follows:

Years Ended	March 31, 2020	March 31, 2019
Risk-free interest rate	1.2% to 2.4%	2.2% to 3.1%
Expected life (in years)	5.0	5.0
Expected volatility	87% to 89%	87% to 91%
Expected dividend	0%	0%

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

The total fair value of options granted was computed to be approximately $62,000 and $107,000, for the fiscal years ended March 31, 2020 and 2019, respectively. For disclosure purposes, these amounts are amortized ratably over the vesting periods of the options. Effects of stock-based compensation, net of the effect of forfeitures, totaled $30,708 and $37,027 for fiscal years 2020 and 2019, respectively.

The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the use of assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options. A summary of our stock option activity and related information for equity compensation plans approved by security holders for each of the fiscal years ended March 31, 2020 and 2019 is as follows:

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT MARCH 31, 2018	758,250	$0.56
Granted	152,000	0.36
Forfeited/expired	(238,250)	0.79
BALANCE AT MARCH 31, 2019	672,000	$0.43
Granted	185,000	0.42
Forfeited/expired	(103,000)	0.71
BALANCE AT MARCH 31, 2020	754,000	$0.39

A summary of our stock option activity and related information for equity compensation plans not approved by security holders for the fiscal year ended March 31, 2020 is as follows:

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT MARCH 31, 2018	225,000	1.00
Granted	285,000	0.35
Forfeited/expired	(216,000)	0.83
BALANCE AT MARCH 31, 2019	294,000	$0.49
Forfeited/expired	(50,000)	0.36
BALANCE AT MARCH 31, 2020	244,000	$0.52

The following table summarizes information about employee stock options outstanding and exercisable at March 31, 2020:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$0.30 - $0.35	540,000	2.2	$ 0.33	224,638	$ 0.32
$0.38 - $0.50	411,000	2.4	$ 0.43	197,239	$ 0.45
$0.55 - $0.74	47,000	3.7	$ 0.60	11,767	$ 0.74
	998,000	2.4	$ 0.38	433,644	$ 0.39

A summary of our RSU activity and related information for equity compensation plans approved by security holders for the fiscal year ended March 31, 2020 is as follows:

	RSUs OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT MARCH 31, 2019	24,286	$0.62
Exercised	(24,286)	0.62
BALANCE AT MARCH 31, 2020	—	—

The 998,000 options outstanding as of March 31, 2020 are nonqualified stock options. The exercise price of all options granted through March 31, 2020 has been equal to or greater than the fair market value, as determined by our Board of Directors or based upon publicly quoted market values of our common stock on the date of the grant.

4.       Commitments and Contingencies

Effective November 9, 2017, we extended our noncancelable lease agreement through July 31, 2024 for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease includes base rent abatement for the first two months, or $55,583, and $145,000 of leasehold improvements granted by the landlord.

On April 1, 2019, we adopted Accounting Standards Codification (“ASC”) ASC 842 “Leases” using the initial date of adoption method, whereby the adoption does not impact any periods prior to April 1, 2019. ASC Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases’ guidance. We recorded an operating Right of Use (“ROU”) asset of $1,555,150, and an operating lease liability of $1,619,842 as of April 1, 2019. The difference between the initial operating ROU asset and operating lease liability of $64,692 is accrued rent previously recorded under ASC 840. We elected to adopt the package of practical expedients and, accordingly, did not reassess any previously expired or existing arrangements and related classifications under ASC 840.

If the rate implicit in the lease is not readily determinable, we use our incremental borrowing rate as the discount rate. We use our best judgement when determining the incremental borrowing rate, which is the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term to the lease payments.

Our operating lease includes the use of real property. We have not identified any material finance leases as of March 31, 2020.

For the year ended March 31, 2020, we had $297,648 in lease expense.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of March 31, 2020:

Fiscal Year	Amount
2021	$343,167
2022	357,667
2023	372,167
2024	386,667
2025	130,500
Total operating lease payments	1,590,168
Less imputed interest	(167,465)
Total operating lease liabilities	$1,422,703
Weighted-average remaining lease term	4.3 years
Weighted-average discount rate	5.0%

On August 9, 2019, we entered into a loan and security agreement with Crestmark Bank. The loan is due on demand, has no financial covenants and is secured by all of our assets. Under the agreement, we were provided with a line of credit that is not to exceed the lesser of $1,000,000 or 85% of eligible accounts receivable. The interest rate is prime rate (3.25% at March 31, 2020) plus 1.5%, with a floor of 6.75%, plus a monthly maintenance fee of 0.4%, based on the average monthly loan balance. Interest is charged on a minimum loan balance of $500,000, a loan fee of 1% annually, and an exit fee of 3%, 2% and 1% during years one, two and three, respectively. At March 31, 2020, we had $385,132 in cash available to fund future operations, borrowed $370,498 and had $233,103 available to borrow. On April 17, 2020, we entered into an unsecured promissory note under the PPP for a principal amount of $598,567. The PPP was established under the recently congressionally approved CARES Act. The term of the PPP loan is for two years with an interest rate of 1.0% per year, which will be deferred for the first six months of the term of the loan. After the initial six-month deferral period, the loan requires monthly payments of principal and interest until maturity with respect to any portion of the PPP loan which is not forgiven. Under the terms of the CARES Act, a PPP loan recipient may apply for, and be granted, forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined based upon the use of loan proceeds for payroll costs, rent and utility costs, and the maintenance of employee and compensation levels.

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine our and their compliance with these regulations. As of March 31, 2020, we believe we were in substantial compliance with all known regulations. FDA inspections are conducted periodically at the discretion of the FDA. We were last inspected in December 2012 and were notified of five observations from that inspection, none of which we believe to be material.

Our obligation with respect to employee severance benefits is minimized by the “at will” nature of the employee relationships. Our total obligation with respect to contingent severance benefit obligations was none as of March 31, 2020 and 2019.

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

Income tax provision (benefit) for income taxes is summarized below:

Years Ended	March 31, 2020	March 31, 2019
Current:
Federal	$––	$––
State	––	––
Total current	—	—

Deferred:
Federal	442,000	207,000
State	71,000	35,000
Total deferred	513,000	242,000
Valuation allowance	(513,000)	(242,000)

Total	$—	$—

The following is a reconciliation between the effective rate and the federal statutory rate:

Years Ended	March 31, 2020	March 31, 2019
Expected income tax rate	$(42,000)	$(50,000)
State income taxes, net of federal tax benefit	(9,000)	(8,000)
Other permanent differences	10,000	20,000
Research credits	(35,000)	(54,000)
Change in valuation allowance	76,000	92,000
Income tax expense	$—	$—

The components of the net accumulated deferred income tax asset (liability) are as follows:

Years Ended	March 31, 2020	March 31, 2019
Other deferred assets	$71,000	$64,000
Valuation allowance	(71,000)	(64,000)
Current deferred tax assets	—	—

Credits and net operating loss carryforwards	2,222,000	2,742,000
Valuation allowance	(2,222,000)	(2,742,000)
Long-term deferred tax assets	—	—

Total deferred tax assets	—	—
Valuation allowance	—	—
Long-term deferred tax liabilities	—	—

Total deferred tax liabilities	—	—

Net deferred tax assets (liabilities)	$—	$—

The primary components of our deferred tax assets are described below:

Years Ended	March 31, 2020	March 31, 2019
Differences in reporting long-term assets	$71,000	$64,000
Credits and net operating loss carryforwards	2,222,000	2,742,000
Less valuation allowance	(2,293,000)	(2,806,000)
Total deferred tax assets	$—	$—

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which net operating losses and reversal of timing differences may offset taxable income. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Due to our lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance.

As of March 31, 2020, we had approximately $8.2 million of net operating loss carryovers for tax purposes. Additionally, we have approximately $327,000 of research and development tax credits available to offset future federal income taxes. The net operating loss and credit carryovers begin to expire in the fiscal year ended March 31, 2021. In the fiscal year ended March 31, 2021, net operating loss of approximately $1.1 million will expire if sufficient taxable income is not available to use it. In fiscal years ended after March 31, 2020, net operating losses expire at various dates through March 31, 2040. Our net operating loss carryovers at March 31, 2020 include $455,000 in income tax deductions related to stock options which will be tax effected and the benefit will be reflected as a credit to additional paid-in capital when realized. As such, these deductions are not reflected in our deferred tax assets. The Internal Revenue Code contains provisions, which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests.

6.       Major Customers/Suppliers

We depend on sales that are generated from hospitals’ ongoing usage of AEM surgical instruments. In fiscal year 2020, we generated sales from over 300 hospitals that have changed to AEM products, but no hospital customer contributed more than 6% to the total sales. Three vendors accounted for approximately 64% of our inventory purchases.

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

8.       Related Party Transaction

We paid consulting fees of $69,189 and $67,102 to an entity owned by one of our directors in fiscal years 2020 and 2019, respectively.

9. Subsequent Events

Except for the two events that follow, management evaluated all of our activity and concluded that, as of the date the financial statements were issued, no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

On April 17, 2020, we entered into an unsecured promissory note under the PPP for a principal amount of $598,567. The PPP was established under the recently congressionally approved CARES Act. The term of the PPP loan is for two years with an interest rate of 1.0% per year, which will be deferred for the first six months of the term of the loan. After the initial six-month deferral period, the loan requires monthly payments of principal and interest until maturity with respect to any portion of the PPP loan which is not forgiven. Under the terms of the CARES Act, a PPP loan recipient may apply for, and be granted, forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined based upon the use of loan proceeds for payroll costs, rent and utility costs, and the maintenance of employee and compensation levels.

On April 20, 2020, we entered into a Master Services Agreement (“MSA”) with Auris Health, Inc. (“Auris Health”), which is based in Redwood City, CA and a part of Johnson & Johnson Medical Devices Companies. The MSA (and the initial related Statement of Work thereunder) are effective as of March 3, 2020. Under the MSA, we and Auris Health will collaborate on the development of equipment designed to enable the compatibility of our AEM technology with monopolar instruments produced by Auris Health. The MSA has a term of up to three years, but either party can terminate the MSA sooner upon 10 business days’ prior written notice. The initial phase under the MSA is expected to last six months. We expect to receive up to approximately $320,000 in service fees for work during the initial phase. After completion of the initial phase, the parties will mutually agree on the timing, parameters and compensation for additional phases under the MSA (if any).

Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9 A (T). Controls and Procedures.

Management’s Evaluation of Disclosures Controls and Procedures

Our management, comprised of our Chief Executive Officer (CEO) and Principal Financial and Accounting Officer (PFAO) evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Material Weakness

Based upon our evaluation of internal controls, our CEO and PFAO determined that due to the limited size of our accounting staff we have a material weakness over our entity level control environment as of March 31, 2020.

Because of the material weakness identified, a reasonable possibility exists that a material misstatement in our consolidated financial statements will not be prevented or detected on a timely basis. While our internal controls are established and followed, it is clear by the identified weaknesses that they were not operating as they should be. Management believes that this was the case due to our limited staff along with time constraints. However, our Chief Executive Officer and our Principal Financial and Accounting Officer, believe that the financial statements included in this annual report on Form 10-K present, in all material respects, our financial position, results of operations and cash flows for the periods presented, in conformity with U.S. GAAP.

Plan for Remediation of Material Weaknesses

The remediation effort outlined below is intended to address the identified material weaknesses in internal control over financial reporting.

We will employ any additional tools and resources deemed necessary to ensure that our financial statements are fairly stated in all material respects.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to an exemption provided by the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, enacted into law in July 2010. The Dodd-Frank Act provides smaller public companies and debt-only issuers with a permanent exemption from the requirement to obtain an external audit on the effectiveness of internal financial reporting controls provided in Section 404(b) of the Sarbanes- Oxley Act. We are a smaller reporting company and are eligible for this exemption under the Dodd-Frank Act.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the year ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9 B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2019 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2020.

Item 11. Executive Compensation.

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2019 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2019 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2020.

The following table summarizes certain information regarding our equity compensation plan as of March 31, 2020:

Plan Category	Number of securities to be issued upon exercise of outstanding equity units	Weighted-average exercise price of equity units	Number of securities remaining available for future issuance under equity units plan
Equity compensation plans approved by security holders	754,000	$0.39	346,000
Equity compensation plans not approved by security holders	244,000	$0.52	—
Total	998,000	$0.38	346,000

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2020 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2020.

Item 14. Principal Accounting Fees and Services.

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2020 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2020.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(b) Exhibits - The following exhibits are attached to this report on Form 10-K or are incorporated herein by reference:

3.1	Articles of Incorporation of the Company, as amended. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).
3.2	Bylaws of the Company. (Incorporated by reference from Current Report on Form 8-K filed on October 30, 2007).
3.3	First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 31, 2017).
4.1	Form of certificate for shares of Common Stock. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).
4.2	Description of Capital Stock. (Incorporated by reference from Annual Report on Form 10-K filed on June 14, 2019)
10.1	Lease Agreement dated June 3, 2004 between Encision Inc. and DaPuzzo Investment Group, LLC (Incorporated by reference from Quarterly Report on Form 10-QSB filed on August 12, 2004).
10.2	Encision Inc. 2007 Stock Option Plan (Incorporated by reference from Proxy Statement dated June 29, 2007). †
10.3	Encision Inc. First Amended and Restated 2014 Stock Option Plan (Incorporated by reference from Proxy Statement dated June 21, 2019). †
10.4	Employment Agreement, dated December 17, 2013, between Encision Inc. and Gregory J. Trudel (Incorporated by reference from Current Report on Form 8-K filed on December 23, 2013). †
10.5	Employment Agreement, dated November 14, 2016, between Encision Inc. and Gregory J. Trudel (Incorporated by reference to Exhibit 10-1 to our Current Report on Form 8-K filed on November 18, 2016). †
10.6	Fifth Amendment to Office Building Lease dated November 9, 2017 (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed February 12, 2018).
10.7	PPP Promissory Note dated as of April 17, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 23, 2020).
31.1	Section 302 Certification of Principal Executive Officer **
31.2	Section 302 Certification of Principal Financial and Accounting Officer **
32.1	Section 906 Certifications **

†	Denotes management contract or compensatory plan or arrangement.
**	Filed herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 12, 2020

ENCISION INC.

By:	/s/ Mala Ray
Mala Ray Controller Principal Accounting Officer & Principal Financial Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Mala Ray	June 12, 2020
Mala Ray Controller Principal Accounting Officer & Principal Financial Officer

/s/ Patrick W. Pace	June 12, 2020
Patrick W. Pace Director

/s/ Robert H. Fries	June 12, 2020
Robert H. Fries Director

/s/ Vern D. Kornelsen	June 12, 2020
Vern D. Kornelsen Director

/s/ Gregory J. Trudel	June 12, 2020
Gregory J. Trudel President and CEO Principal Executive Officer Director

/s/ David W. Newton	June 12, 2020
David W. Newton Vice President - Technology Director