Form 10-Q
period 2020-06-30
ENCISION INC
filed 2020-08-14
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 21549

Form 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_] No [X]

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	ECIA	OTC Bulletin Board

Securities registered under Section 12(g) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	11,582,641 Shares
(Class)	(outstanding at July 31, 2020)

ENCISION INC.

FORM 10-Q

For the Three Months Ended June 30, 2020

INDEX

Page Number
PART I. FINANCIAL INFORMATION
ITEM 1 - Condensed Interim Financial Statements:
- Condensed Balance Sheets as of June 30, 2020 and March 31, 2020	3
- Condensed Statements of Operations for the Three Months Ended June 30, 2020 and 2019	4
- Condensed Statements of Cash Flows for the Three Months Ended June 30, 2020 and 2019	5
- Notes to Condensed Interim Financial Statements	6

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
ITEM 4 - Controls and Procedures	17

PART II. OTHER INFORMATION
ITEM 6 - Exhibits	18
SIGNATURE	19

PART I FINANCIAL INFORMATION

ITEM 1 - Condensed Interim Financial Statements

Encision Inc.

Condensed Balance Sheets

(Unaudited)

	June 30, 2020	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$628,419	$385,132
Accounts receivable, net of allowance for doubtful accounts of $45,000 at June 30, 2020 and $58,000 at March 31, 2020	796,955	881,194
Inventories, net of reserve for obsolescence of $53,000 at June 30, 2020 and $39,000 at March 31, 2020	1,708,357	1,625,901
Prepaid expenses	111,447	72,639
Total current assets	3,245,178	2,964,866
Equipment, at cost:
Furniture, fixtures and equipment	3,130,640	3,130,640
Accumulated depreciation	(2,941,900)	(2,923,482)
Equipment, net	188,740	207,158
Right of use asset	1,257,390	1,317,057
Patents, net of accumulated amortization of $298,703 at June 30, 2020 and $291,337 at March 31, 2020	225,264	228,296
Other assets	20,497	19,548
TOTAL ASSETS	$4,937,069	$4,736,925
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$392,648	$444,823
Line of credit	183,957	370,498
Accrued compensation	204,794	218,806
Other accrued liabilities	121,383	96,077
Accrued lease liability	225,614	278,271
Total current liabilities	1,128,396	1,408,475
Long-term liability:
Accrued lease liability, net of current portion	1,157,859	1,144,432
Unsecured promissory note	598,567	—
Total liabilities	2,884,822	2,552,907
Commitments and contingencies (Note 4)
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 11,582,641 shares issued and outstanding at June 30, 2020 and March 31, 2020	24,240,011	24,232,477
Accumulated (deficit)	(22,187,764)	(22,048,459)
Total shareholders’ equity	2,052,247	2,184,018
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,937,069	$4,736,925

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	June 30, 2020	June 30, 2019
NET REVENUE	$1,347,567	$1,928,575
COST OF REVENUE	700,693	995,604
GROSS PROFIT	646,874	932,971
OPERATING EXPENSES:
Sales and marketing	367,648	530,505
General and administrative	287,082	345,600
Research and development	141,607	236,144
Total operating expenses	796,337	1,112,249
OPERATING (LOSS)	(149,463)	(179,278)
Interest expense, net	(17,483)	(2,783)
Other income, net	27,641	167
Interest expense and other income, net	10,158	(2,616)
(LOSS) BEFORE PROVISION FOR INCOME TAXES	(139,305)	(181,894)
Provision for income taxes	—	—
NET (LOSS)	$(139,305)	$(181,894)
Net (loss) per share—basic and diluted	$(0.01)	$(0.02)
Weighted average shares—basic and diluted	11,582,641	11,558,355

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended
	June 30, 2020	June 30, 2019
Operating activities:
Net (loss)	$(139,305)	$(181,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,784	42,832
Share-based compensation expense	7,534	7,702
Provision for (recovery from) doubtful accounts, net	(13,000)	(6,000)
Provision for (recovery from) inventory obsolescence, net	14,000	(10,000)
Changes in operating assets and liabilities:
Right of use asset, net	20,437	(23,256)
Accounts receivable	97,239	(6,235)
Inventories	(96,456)	104,824
Prepaid expenses and other assets	(39,757)	(2,567)
Accounts payable	(52,175)	(141,038)
Accrued compensation and other accrued liabilities	11,294	(75,356)
Net cash (used in) operating activities	(164,405)	(290,988)
Investing activities:
Acquisition of property and equipment	—	(20,986)
Patent costs	(4,334)	(805)
Net cash (used in) investing activities	(4,334)	(21,791)
Financing activities:
(Paydowns of) borrowings from credit facility, net change	(186,541)	150,000
Unsecured promissory note	598,567	—
Net cash generated by financing activities	412,026	150,000
Net increase (decrease) in cash and cash equivalents	243,287	(162,779)
Cash and cash equivalents, beginning of period	385,132	298,348
Cash and cash equivalents, end of period	$628,419	$135,569

Supplemental disclosure:
Right of use asset	$1,257,390	$1,214,983
Accrued lease liability	$1,383,473	$1,279,675
Interest paid:	$17,483	$2,783

The accompanying notes to financial statements are an integral part of these condensed statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2020

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

We have an accumulated deficit of $22,187,764 at June 30, 2020. A significant portion of our operating funds have been provided by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Shareholders’ equity decreased by $131,771 as a result of our loss of $139,305, and increased as a result of share-based compensation of $7,534. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital.

Our strategic marketing and sales plan is designed to expand the use of our products in surgically active hospitals and surgery centers in the United States.

We have been actively monitoring the novel coronavirus (“COVID-19”) situation and its impact globally. Our production facilities continued to operate during the year as they had prior to the COVID-19 pandemic with minimal change, other than for enhanced safety measures intended to prevent the spread of the virus. The remote working arrangements and travel restrictions imposed by various governments had limited impact on our ability to maintain operations during the year, as our manufacturing operations have generally been exempted from stay-at-home orders. Revenue for April, May and June of 2020 decreased 50%, 33% and 8%, respectively.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The condensed interim financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2020, filed on June 12, 2020.

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

Fair Value of Financial Instruments. Our financial instruments consist of cash, cash equivalents, restricted cash, short-term trade receivables, payables, line of credit and unsecured promissory note. The carrying values of cash, cash equivalents, trade receivables, payables, line of credit and unsecured promissory note approximate their fair value due to their short maturities.

Concentration of Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents, accounts receivable line of credit and unsecured promissory note. From time to time, the amount of cash on deposit with financial institutions may exceed the $250,000 federally insured limit at June 30, 2020. We believe that cash on deposit that exceeds $250,000 with financial institutions is financially sound and the risk of loss is minimal.

We have no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. We maintain the majority of our cash balances with one financial institution in the form of demand deposits.

Accounts receivable are typically unsecured and are derived from transactions with and from entities in the healthcare industry primarily located in the United States. Accordingly, we may be exposed to credit risk generally associated with the healthcare industry. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The net accounts receivable balance at June 30, 2020 of $796,955 and at March 31, 2020 of $881,194 included no more than 8% from any one customer.

Inventories. Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At June 30, 2020 and March 31, 2020, inventory consisted of the following:

	June 30, 2020	March 31, 2020
Raw materials	$1,413,140	$1,147,983
Finished goods	348,217	516,918
Total gross inventories	1,761,357	1,664,901
Less reserve for obsolescence	(53,000)	(39,000)
Total net inventories	$1,708,357	$1,625,901

Property and Equipment. Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally five to seven years. Depreciation expense for the three months ended June 30, 2020 and 2019 was $18,418 and $36,334, respectively. We use the straight-line method of depreciation for property and equipment. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized.

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

Income Taxes. We account for income taxes under the provisions of FASB Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. ASC 740 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits, which, more likely than not based on current circumstances, are not expected to be realized. As a result, no provision for income tax is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. We are required to make many subjective assumptions and judgments regarding our income tax exposures. At June 30, 2020, we had no unrecognized tax benefits, which would affect the effective tax rate if recognized and had no accrued interest, or penalties related to uncertain tax positions.

Revenue Recognition. We record revenue at a single point in time, when control is transferred to the customer, which is consistent with past practice. We will continue to apply our current business processes, policies, systems and controls to support recognition and disclosure. Our shipping policy is FOB Shipping Point. We recognize revenue from sales to stocking distributors when there is no right of return, other than for normal warranty claims. We have no ongoing obligations related to product sales, except for normal warranty obligations. We evaluated the requirement to disaggregate revenue, and concluded that substantially all of our revenue comes from multiple products within a line of medical devices. Our engineering service contracts are billed on a time and materials basis and revenue is recognized over time as the services are performed.

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

Stock-based compensation expense recognized under ASC 718 for the three months ended June 30, 2020 and 2019 was $7,534 and $7,702, respectively, which consisted of stock-based compensation expense related to grants of employee stock options.

Segment Reporting. We have concluded that we have one operating segment.

Recent Accounting Pronouncements. We have reviewed all recently issued accounting pronouncements.

ASU No. 2014-09 (ASC 606), Revenue from Contracts with Customers became effective for us beginning April 1, 2018, and we adopted the new accounting standard using the modified retrospective transition approach. We record revenue under ASC 606 at a single point in time, when control is transferred to the customer, which is consistent with past practice. We will continue to apply our current business processes, policies, systems and controls to support recognition and disclosure under the new standard. Based on the results of the evaluation, we have determined that the adoption of the new standard presents no material impact on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. Within the opening balances for the fiscal year beginning April 1, 2019, we recognized leased assets and leased liabilities in other long-term assets of $1,555,150 and long-term liabilities of $1,619,842 (see Note 4).

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended
	June 30, 2020	June 30, 2019
Net (loss)	$(139,305)	$(181,894)
Weighted-average shares — basic	11,582,641	11,558,355
Effect of dilutive potential common shares	—	—
Weighted-average shares — diluted	11,582,641	11,558,355
Net (loss) per share — basic	$(0.01)	$(0.02)
Net (loss) per share — diluted	$(0.01)	$(0.02)
Antidilutive employee stock options and RSUs	1,018,000	980,286

Note 4. COMMITMENTS AND CONTINGENCIES

We have a noncancelable lease agreement for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease expires October 31, 2024.

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

The minimum future lease payment, by fiscal year, as of June 30, 2020 is as follows:

Fiscal Year	Amount
2021	259,792
2022	357,667
2023	372,167
2024	386,667
2025	232,139
Total	$1,608,432

On August 9, 2019, we entered into a loan and security agreement with Crestmark Bank. The loan is due on demand, has no financial covenants and is secured by all of our assets. Under the agreement, we were provided with a line of credit that is not to exceed the lesser of $1,000,000 or 85% of eligible accounts receivable. The interest rate is prime rate (3.25% at June 30, 2020) plus 1.5%, with a floor of 6.75%, plus a monthly maintenance fee of 0.4%, based on the average monthly loan balance. Interest is charged on a minimum loan balance of $500,000, a loan fee of 1% annually, and an exit fee of 3%, 2% and 1% during years one, two and three, respectively.

On April 17, 2020, we entered into an unsecured promissory note under the Paycheck Protection Program (the “PPP”) for a principal amount of $598,567. The PPP was established under the recently congressionally approved Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The term of the PPP loan is for five years with an interest rate of 1.0% per year, which will be deferred for the first six months of the term of the loan. After the initial six-month deferral period, the loan requires monthly payments of principal and interest until maturity with respect to any portion of the PPP loan which is not forgiven. Under the terms of the CARES Act, a PPP loan recipient may apply for, and be granted, forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined based upon the use of loan proceeds for payroll costs, rent and utility costs, and the maintenance of employee and compensation levels. In the quarter that ends September 30, 2020, we will apply for loan forgiveness and, since we achieved the requirements for forgiveness, we believe that all of the $598,567 will be forgiven.

Aside from the operating lease, we do not have any material contractual commitments requiring settlement in the future.

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine compliance with these regulations. We believe that we were in substantial compliance with all known regulations at June 30, 2020. FDA inspections are conducted periodically at the discretion of the FDA. Our latest inspection by the FDA occurred in October 2019.

Note 5. SHARE-BASED COMPENSATION

The provisions of ASC 718-10-55 requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and RSUs, based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options for the three months ended June 30, 2020 and 2019, which was allocated as follows:

	Three Months Ended
	June 30, 2020	June 30, 2019
Cost of sales	$718	$681
Sales and marketing	1,158	790
General and administrative	5,172	5,622
Research and development	486	609
Stock-based compensation expense	$7,534	$7,702

Share-based compensation cost for stock options is measured at the grant date, based on the fair value as calculated by the Black-Scholes-Merton ("BSM") option-pricing model. The BSM option-pricing model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk-free interest rate and expected dividends. There were 20,000 stock options granted and no stock options forfeited during the three months ended June 30, 2020, and 40,000 stock options granted and 50,000 stock options forfeited during the three months ended June 30, 2019.

As of June 30, 2020, approximately $81,000 of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over a period of five years.

Note 6. RELATED PARTY TRANSACTION

We paid consulting fees of $14,603 and $20,094 to an entity owned by one of our directors during the three months ended June 30, 2020 and 2019, respectively.

Note 7. SUBSEQUENT EVENTS

Except for the item that follows, we evaluated all of our activity as of the date the condensed interim financial statements were issued and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosed in the notes to our condensed interim financial statements.

On August 4, we received $150,000 in loan funding from the U.S. Small Business Administration (“SBA”) under the Economic Injury Disaster Loan (“EIDL”) program administered by the SBA, which program was expanded pursuant to the CARES Act. The EIDL is evidenced by a promissory note, dated August 1 in the original principal amount of $150,000 with the SBA, the lender. Under the terms of the Note, interest accrues on the outstanding principal at the rate of 3.75% per annum. The term of the Note is thirty years, though it may be payable sooner upon an event of default under the Note. Under the Note, the Company will be obligated to make equal monthly payments of principal and interest beginning on August 1, 2021 through the maturity date of August 1, 2051. The Note may be prepaid in part or in full, at any time, without penalty.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this section on Management’s Discussion and Analysis are not historical facts, including statements about our strategies and expectations with respect to new and existing products, market demand, acceptance of new and existing products, marketing efforts, technologies and opportunities, market and industry segment growth, and return on investments in products and markets. These statements are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward looking statements. All forward looking statements in this section on Management’s Discussion and Analysis are based on information available to us on the date of this document, and we assume no obligation to update such forward looking statements. Readers of this Form 10-Q are strongly encouraged to review the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended March 31, 2020.

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

When a hospital or surgery center changes to AEM technology, we receive recurring revenue from sales of replacement instruments. We believe that there is no directly competing technology to supplant AEM products. The replacement market of reusable and disposable AEM products in hospitals and surgery centers that use our AEM technology represented over 90% of our product revenue during the three months ended June 30, 2020. This revenue stream is expected to grow as the base of accounts using AEM technology expands. In addition, we intend to further develop disposable versions of more of our AEM products in order to meet market demands and expand our sales opportunities.

We have an accumulated deficit of $22,187,764 at June 30, 2020. A significant portion of our operating funds have been provided by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital.

During the three months ended June 30, 2020, we used $164,405 of cash in our operating activities and used none for investments in property and equipment. As of June 30, 2020, we had $628,419 in cash and cash equivalents available to fund future operations, an increase of $243,287 from March 31, 2020. Our working capital was $2,116,782 at June 30, 2020 compared to $1,556,391 at March 31, 2020. The increase to working capital was principally the result of obtaining an unsecured promissory note, which is classified as a long-term liability.

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

Our AEM Surgical Instruments have been engineered to provide a seamless transition for surgeons switching from conventional laparoscopic instruments. AEM technology has been integrated into instruments that have the same look, feel and functionality as conventional instruments that surgeons have been using for years. The AEM product line encompasses the full range of instrument sizes, types and styles favored by surgeons. Additionally, we continue to improve quality and add to the product line. These additions include more disposable versions, the introduction of hand-activated instruments, our enhanced scissors, our eEdge™ scissors, our EM3 AEM Monitor and our AEM EndoShield Burn Protection System. Hospitals can make a complete and smooth conversion to our product line, thereby advancing patient safety in MIS with optimal convenience.

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

We believe that the unique performance of the AEM technology and our breadth of independent endorsements provide an opportunity for continued market share growth. In our view, market awareness and awareness of the clinical credibility of the AEM technology, as well as awareness of our endorsements, are improving, and we expect this awareness to benefit our sales efforts for the remainder of fiscal year 2021. Our objectives for the remainder of fiscal year 2021 are to optimize sales execution, to expand market awareness of the AEM technology and to maximize the number of additional hospital and surgery center accounts switching to AEM instruments while retaining existing customers. In addition, acceptance of AEM products depends on surgeons’ preference for our instruments, which depends on factors such as ergonomics, quality and ease of use in addition to the technological and safety advantages of AEM products. If surgeons prefer other instruments to our instruments, our business results will suffer.

We have been actively monitoring the COVID-19 situation and its impact. Our primary objectives have remained the same throughout the pandemic: to support the safety of our team members and their families and continue to support patients. Our production facility continued to operate during the year as they had prior to the COVID-19 pandemic with very little change, other than for enhanced safety measures intended to prevent the spread of the virus. Our capital and financial resources, including overall liquidity, remain strong. The remote working arrangements and travel restrictions imposed by various governments had limited impact on our ability to maintain operations during the year, as our manufacturing operation has generally been exempted from stay-at-home orders. However, we cannot predict the impact of the progression of the COVID-19 pandemic on future results due to a variety of factors, including the continued good health of our employees, the ability of suppliers to continue to operate and deliver, our ability and our customers to maintain operations, continued access to transportation resources, the changing needs and priorities of customers, any further government and/or public actions taken in response to the pandemic and ultimately the length of the pandemic. We will continue to closely monitor the COVID-19 pandemic in order to ensure the safety of our people and our ability to serve our customers and patients worldwide.

We have entered into a Master Services Agreement with Auris Health, Inc. (“Auris Health”). Auris Health is a part of the Johnson & Johnson family of companies. Under the agreement, we will collaborate on the integration of AEM technology into monopolar instrumentation produced by Auris Health for advanced surgical applications. This work is ongoing.

Possibility of Operating Losses: We have an accumulated deficit of $22,187,764 at June 30, 2020. A significant portion of our operating funds have been provided by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital. We have made strides toward improving our operating results but due to the ongoing need to develop, optimize and train our direct sales managers and the independent sales representative network, the need to support the development of refinements to our product line, and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to raise additional capital.

Revenue Growth: We expect to generate increased product revenue in the U.S. from sales to new customers and from expanded sales to existing customers as the medical device industry stabilizes and our network of direct and independent sales representatives becomes more efficient. We believe that the visibility and credibility of the independent clinical endorsements for AEM technology will contribute to new accounts and increased product revenue in fiscal year 2021. We also expect to increase market share through promotional programs of placing our AEM monitors at no charge into hospitals that commit to standardize with AEM instruments. However, all of these efforts to increase market share and grow product revenue will depend in part on our ability to expand the efficiency and effective coverage range of our direct and independent sales representatives, as well as maintain and in some cases, improve the quality of our product offerings. Service revenue represents design, development and product supply revenue from our agreements with strategic partners.

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

Results of Operations

For the quarter ended June 30, 2020 compared to the quarter ended June 30, 2019.

Net revenue. Net revenue for the quarter ended June 30, 2020 was $1,347,567 compared to $1,928,575 for the quarter ended June 30, 2019, a decrease of 30%. The decrease of AEM product net revenue is attributable to business lost from hospitals that used AEM technology during the quarter, principally as a result of Covid-19. Revenue for April, May and June of 2020 decreased 50%, 33% and 8%, respectively, primarily because of the decrease in non-essential surgical procedures performed during this period due to the Codi-19 pandemic. Included in net revenue is $23,363 for services performed from a Master Services Agreement with Auris Health, Inc. (“Auris Health”). Auris Health is a part of the Johnson & Johnson family of companies. Under the agreement, we will collaborate on the integration of AEM technology into monopolar instrumentation produced by Auris Health for advanced surgical applications.

Gross profit. Gross profit for the quarter ended June 30, 2020 of $646,874 represented a decrease of 31% from gross profit of $932,971 for the quarter ended June 30, 2019. Gross profit decreased in line with decreased revenue. Gross profit as a percentage of sales (gross margins) was 48% for the quarters ended June 30, 2020 and 2019.

Sales and marketing expenses. Sales and marketing expenses of $367,648 for the quarter ended June 30, 2020 represented a decrease of 31% from sales and marketing expenses of $530,505 for the quarter ended June 30, 2019. The decrease was the result of lower commissions on a decrease to revenue and reduced trade show costs.

General and administrative expenses. General and administrative expenses of $287,082 for the quarter ended June 30, 2020 represented a decrease of 17% from general and administrative expenses of $345,600 for the quarter ended June 30, 2019. The decrease was the result of a decrease to compensation and lower bad debt accrual cost.

Research and development expenses. Research and development expenses of $141,607 for the quarter ended June 30, 2020 represented a decrease of 40% compared to $236,144 for the quarter ended June 30, 2019. The decrease was the result of decreased compensation.

Net loss. Net loss was $139,305 for the quarter ended June 30, 2020 compared to net loss of $181,894 for the quarter ended June 30, 2019. The net loss decrease was principally a result of lower revenue, lower gross profit and lower total operating expenses, as explained above.

The results of operations for the three months ended June 30, 2020 are not necessarily indicative of the results of operations for all or any part of the balance of the fiscal year.

Liquidity and Capital Resources

To date, a significant portion of our operating funds have been provided by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Common stock and additional paid in capital totaled $24,240,011 from inception through June 30, 2020.

On August 9, 2019, we entered into a loan and security agreement with Crestmark Bank. The loan is due on demand, has no financial covenants and is secured by all of our assets. Under the agreement, we were provided with a line of credit that is not to exceed the lesser of $1,000,000 or 85% of eligible accounts receivable. The interest rate is prime rate plus 1.5%, with a floor of 6.75%, plus a monthly maintenance fee of 0.4%, based on the average monthly loan balance. Interest is charged on a minimum loan balance of $500,000, a loan fee of 1% annually, and an exit fee of 3%, 2% and 1% during years one, two and three, respectively. At June 30, 2020, we had cash and cash equivalents of $628,419, borrowings of $598,567 under an unsecured promissory note and $183,957 under our line of credit, and $417,149 available to borrow under our line of credit.

On April 17, 2020, we entered into an unsecured promissory note under the PPP for a principal amount of $598,567. The PPP was established under the recently congressionally approved Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The term of the PPP loan is for five years with an interest rate of 1.0% per year, which will be deferred for the first six months of the term of the loan. After the initial six-month deferral period, the loan requires monthly payments of principal and interest until maturity with respect to any portion of the PPP loan which is not forgiven. Under the terms of the CARES Act, a PPP loan recipient may apply for, and be granted, forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined based upon the use of loan proceeds for payroll costs, rent and utility costs, and the maintenance of employee and compensation levels.

Our operations used $164,405 of cash during the three months ended June 30, 2020 on net revenue of $1,347,567. Cash was principally used by the net loss. The amounts of cash used by operations for the three months ended June 30, 2020 are not necessarily indicative of the expected amounts of cash to be generated from or used in operations in fiscal year 2021. At June 30, 2020, we had $628,419 in cash and cash equivalents available to fund future operations. Our working capital was $2,116,782 at June 30, 2020 compared to $1,556,391 at March 31, 2020. The increase to working capital was principally the result of obtaining an unsecured promissory note, which is classified as a long-term liability. Current liabilities were $1,183,979 at June 30, 2020 compared to $1,408,475 at March 31, 2020.

We have a noncancelable lease agreement for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease expires October 31, 2024.

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

The minimum future lease payment, by fiscal year, as of June 30, 2020 is as follows:

Fiscal Year	Amount
2021	204,209
2022	357,667
2023	372,167
2024	386,667
2025	232,139
Total	$1,552,849

Aside from the operating lease, we do not have any material contractual commitments requiring settlement in the future.

As of June 30, 2020, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$1,552,849	$293,626	$737,084	$522,139	$—
Line of credit	183,957	183,957	—	—	—
Unsecured promissory note	598,567	—	—	—	598,567
Total	$2,335,373	$477,583	$737,084	$522,139	$598,567

Our fiscal year 2021 operating plan is focused on increasing new accounts, retaining existing customers, growing revenue, increasing gross profits and conserving cash. We are investing in research and development efforts to develop next generation versions of the AEM product line. We have invested in manufacturing property and equipment to manufacture disposable scissors inserts internally and to reduce our cost of product revenue. We cannot predict with certainty the expected revenue, gross profit, net income or loss and usage of cash, cash equivalents or restricted cash for fiscal year 2021. If we are unable to manage our business operations in line with budget expectations, it could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

Income Taxes

As of March 31, 2019, net operating loss carryforwards totaling approximately $8.2 million are available to reduce taxable income in the future. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the fiscal year ending March 31, 2021. We have not paid income taxes since our inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including changes in ownership interests. We have established a valuation allowance for the entire amount of our deferred tax asset since inception due to our history of losses. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. If some or all of the valuation allowance were reversed, then, to the extent of the reversal, a tax benefit would be recognized which would result in an increase to net income.

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

We currently estimate forfeitures for stock-based compensation expense related to employee stock options at 40% and evaluate the forfeiture rate quarterly. Other assumptions that are used in calculating stock-based compensation expense include risk-free interest rate, expected life, expected volatility and expected dividend.

ITEM 4	- Controls and procedures

Management’s Evaluation of Disclosures Controls and Procedures

Our management, comprised of our Chief Executive Officer (CEO) and Principal Financial and Accounting Officer (PFAO) evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, and taking the matters described below into account, the Company’s CEO and PFAO have concluded that our disclosure controls and procedures over financial reporting were not effective during reporting period ended June 30, 2020.

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

Based upon our evaluation of internal controls, our management determined that our controls over financial reporting were not adequate to ensure complex accounting calculations were performed correctly. As such, our CEO and PFAO have concluded that our disclosure controls and procedures contain a material weakness as of the end of the period covered by this Report. Because of the material weaknesses identified, a reasonable possibility exists that a material misstatement in our financial statements will not be prevented or detected on a timely basis. While our internal controls are established and followed, it is clear by the identified weaknesses that they were not operating as they should be. Management believes that this was the case due to our limited staff. However, our Chief Executive Officer and our Principal Financial and Accounting Officer, believe that the financial statements included in this quarterly report on Form 10-Q present, in all material respects, our financial position, results of operations and cash flows for the periods presented, in conformity with U.S. GAAP.

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

PART II. OTHER INFORMATION

ITEM 6.   Exhibits

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

10.1	PPP Promissory Note dated as of April 17, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 23, 2020).
*10.2	Economic Injury Disaster Loan dated as of August 1, 2020.
31.1	Certification of President and CEO under Rule 13a-14(a) of the Exchange Act (filed herewith).
31.2	Certification of Principal Financial and Accounting Officer under Rule 13a-14(a) of the Exchange Act (filed herewith).
32.1	Certifications of President and CEO and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	The following materials from Encision Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Income, (iii) the unaudited Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged at Level I.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCISION INC.
Dated: August 14, 2020
	By:	/s/ Mala Ray
Mala Ray Controller Principal Accounting Officer & Principal Financial Officer

