Form 10-Q
period 2020-09-30
ENCISION INC
filed 2020-11-13
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 21549

Form 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	ECIA	OTC Bulletin Board

Securities registered under Section 12(g) of the Act: None

Common Stock, no par value	11,582,641 Shares
(Class)	(outstanding at October 31, 2020)

ENCISION INC.

FORM 10-Q

For the Three and Six Months Ended September 30, 2020

INDEX

Page Number
PART I. FINANCIAL INFORMATION
ITEM 1 - Condensed Interim Financial Statements:
- Condensed Balance Sheets as of September 30, 2020 and March 31, 2020	3
- Condensed Statements of Operations for the Three and Six Months Ended September 30, 2020 and 2019	4
- Condensed Statements of Cash Flows for the Six Months Ended September 30, 2020 and 2019	5
- Notes to Condensed Interim Financial Statements	6

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
ITEM 4 - Controls and Procedures	20

PART II. OTHER INFORMATION
ITEM 6 - Exhibits	21
SIGNATURE	22

PART I FINANCIAL INFORMATION

ITEM 1 - Condensed Interim Financial Statements

Encision Inc.

Condensed Balance Sheets

(Unaudited)

	September 30, 2020	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,007,192	$385,132
Accounts receivable, net of allowance for doubtful accounts of $27,000 at September 30, 2020 and $58,000 at March 31, 2020	1,038,240	881,194
Inventories, net of reserve for obsolescence of $62,000 at September 30, 2020 and $39,000 at March 31, 2020	1,557,325	1,625,901
Prepaid expenses	70,882	72,639
Total current assets	3,673,639	2,964,866
Equipment, at cost:
Furniture, fixtures and equipment	2,969,584	3,130,640
Accumulated depreciation	(2,794,340)	(2,923,482)
Equipment, net	175,244	207,158
Right of use asset	1,192,787	1,317,057
Patents, net of accumulated amortization of $306,383 at September 30, 2020 and $291,337 at March 31, 2020	223,178	228,296
Other assets	20,495	19,548
TOTAL ASSETS	$5,285,343	$4,736,925
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$297,229	$444,823
Line of credit	416,506	370,498
Accrued compensation	194,303	218,806
Other accrued liabilities	187,094	96,077
Accrued lease liability	288,367	278,271
Total current liabilities	1,383,499	1,408,475
Long-term liability:
Accrued lease liability, net of current portion	1,082,608	1,144,432
Economic injury disaster loan	150,640	—
Unsecured promissory note	598,567	—
Total liabilities	3,215,314	2,552,907
Commitments and contingencies (Note 4)
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 11,582,641 shares issued and outstanding at September 30, 2020 and March 31, 2020	24,249,007	24,232,477
Accumulated (deficit)	(22,178,978)	(22,048,459)
Total shareholders’ equity	2,070,029	2,184,018
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,285,343	$4,736,925

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
NET REVENUE:
Product	$1,781,260	$1,924,434	$3,094,139	$3,853,009
Service	99,148	—	133,836	—
Total revenue	1,880,408	1,924,434	3,227,975	3,853,009

COST OF REVENUE:
Product	841,381	875,440	1,524,729	1,871,043
Service	51,432	—	68,776	—
Total cost of revenue	892,813	875,440	1,593,505	1,871,043
GROSS PROFIT	987,595	1,048,994	1,634,470	1,981,966
OPERATING EXPENSES:
Sales and marketing	564,617	536,995	932,265	1,067,501
General and administrative	338,541	304,194	625,625	649,795
Research and development	162,455	172,668	304,062	408,811
Total operating expenses	1,065,613	1,013,857	1,861,952	2,126,107
OPERATING INCOME (LOSS)	(78,018)	35,137	(227,482)	(144,141)
Interest expense, net	(17,154)	(6,211)	(34,633)	(8,995)
Other income, net	103,958	960	131,596	1,127
Interest expense and other income, net	86,804	(5,251)	96,963	(7,868)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	8,786	29,886	(130,519)	(152,009)
Provision for income taxes	—	—	—	—
NET INCOME (LOSS)	$8,786	$29,886	$(130,519)	$(152,009)
Net income (loss) per share—basic and diluted	$0.00	$0.00	$(0.01)	$(0.01)
Weighted average shares—basic	11,582,641	11,558,355	11,582,641	11,558,355
Weighted average shares—diluted	11,745,161	11,592,074	11,582,641	11,558,355

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	September 30, 2020	September 30, 2019
Operating activities:
Net (loss)	$(130,519)	$(152,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47,323	79,918
Share-based compensation expense	16,530	15,365
(Recovery from) doubtful accounts, net	(31,000)	(1,000)
Provision for (recovery from) inventory obsolescence, net	23,000	(12,000)
Other income from release of account payable	(56,435)	—
Changes in operating assets and liabilities:
Right of use asset, net	72,542	20,128
Accounts receivable	(126,046)	42,085
Inventories	45,576	141,582
Prepaid expenses and other assets	810	50,080
Accounts payable	(91,159)	(265,744)
Accrued compensation and other accrued liabilities	66,514	(121,846)
Net cash (used in) operating activities	(162,864)	(203,441)
Investing activities:
Acquisition of property and equipment	(363)	(42,547)
Patent costs	(9,928)	(3,528)
Net cash (used in) investing activities	(10,291)	(46,075)
Financing activities:
Borrowings from credit facility, net change	46,008	93,045
Unsecured promissory note	598,567	—
EIDL loan	150,640	—
Net cash generated by financing activities	795,215	93,045
Net increase (decrease) in cash and cash equivalents	622,060	(156,471)
Cash and cash equivalents, beginning of period	385,132	298,348
Cash and cash equivalents, end of period	$1,007,192	$141,877

Supplemental disclosure:
Right of use asset	$1,257,390	$1,214,983
Accrued lease liability	$1,383,473	$1,279,675
Interest paid	$34,633	$2,783

The accompanying notes to financial statements are an integral part of these condensed statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

We have an accumulated deficit of $22,178,978 at September 30, 2020. A significant portion of our operating funds have been provided by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Shareholders’ equity decreased by $113,989 since March 31,2020 as a result of our loss of $130,519, and increased as a result of share-based compensation of $16,530. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital.

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

Fair Value of Financial Instruments. Our financial instruments consist of cash, cash equivalents, short-term trade receivables, payables, line of credit, EIDL loan and unsecured promissory note. The carrying values of cash, cash equivalents, trade receivables, payables, line of credit, EIDL loan and unsecured promissory note approximate their fair value due to their short maturities.

Concentration of Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents, accounts receivable line of credit and unsecured promissory note. From time to time, the amount of cash on deposit with financial institutions may exceed the $250,000 federally insured limit at September 30, 2020. We believe that cash on deposit that exceeds $250,000 with financial institutions is financially sound and the risk of loss is minimal.

We have no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. We maintain the majority of our cash balances with one financial institution in the form of demand deposits.

Accounts receivable are typically unsecured and are derived from transactions with and from entities in the healthcare industry primarily located in the United States. Accordingly, we may be exposed to credit risk generally associated with the healthcare industry. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The net accounts receivable balance at September 30, 2020 of $1,038,240 and at March 31, 2020 of $881,194 included no more than 8% from any one customer.

Inventories. Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At September 30, 2020 and March 31, 2020, inventory consisted of the following:

	September 30, 2020	March 31, 2020
Raw materials	$1,251,132	$1,147,983
Finished goods	368,193	516,918
Total gross inventories	1,619,325	1,664,901
Less reserve for obsolescence	(62,000)	(39,000)
Total net inventories	$1,557,325	$1,625,901

Property and Equipment. Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally five to seven years. Depreciation expense for the three and six months ended September 30, 2020 was $13,859 and $32,277, respectively, and for the three and six months ended September 30, 2019 was $30,388 and $66,722, respectively. We use the straight-line method of depreciation for property and equipment. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized.

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

Income Taxes. We account for income taxes under the provisions of FASB Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. ASC 740 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits, which, more likely than not based on current circumstances, are not expected to be realized. As a result, no provision for income tax is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. We are required to make many subjective assumptions and judgments regarding our income tax exposures. At September 30, 2020, we had no unrecognized tax benefits, which would affect the effective tax rate if recognized and had no accrued interest, or penalties related to uncertain tax positions.

Revenue Recognition. We record revenue at a single point in time, when control is transferred to the customer, which is consistent with past practice. We will continue to apply our current business processes, policies, systems and controls to support recognition and disclosure. Our shipping policy is FOB Shipping Point. We recognize revenue from sales to stocking distributors when there is no right of return, other than for normal warranty claims. We have no ongoing obligations related to product sales, except for normal warranty obligations. As presented on the Statement of Operations our revenue is disaggregated between product revenue and service revenue. As it relates specifically to product revenue, we do not believe further disaggregation is necessary as substantially all of our product revenue comes from multiple products within a line of medical devices. Our engineering service contracts are billed on a time and materials basis and revenue is recognized over time as the services are performed.

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

Stock-based compensation expense recognized under ASC 718 for the three and six months ended September 30, 2020 was $8,997 and $16,530, respectively, and the three and six months ended September 30, 2019 was $7,663 and $15,365, respectively, which consisted of stock-based compensation expense related to grants of employee stock options.

Segment Reporting. We have concluded that we have two operating segments.

Recent Accounting Pronouncements. We have reviewed all recently issued accounting pronouncements by the Financial Accounting Standards Board. There were no new material accounting standards issued in the quarter ended September 30, 2020 that impacted the Company.

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	September 30, 2020	September 30, 2019	September 20, 2020	September 30, 2019
Net income (loss)	$8,786	$29,886	$(130,519)	$(152,009)
Weighted-average basic shares outstanding	11,582,641	11,558,355	11,582,641	11,558,355
Effect of dilutive securities	162,520	33,719	—	—
Weighted-average diluted shares	11,745,161	11,592,074	11,582,641	11,558,355
Basic net income (loss) per share	$0.00	$0.00	$(0.01)	$(0.01)
Diluted net income (loss) per share	$0.00	$0.00	$(0.01)	$(0.01)
Antidilutive employee stock options and RSUs	913,480	958,567	1,076,000	992,286

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

The minimum future lease payment, by fiscal year, as of September 30, 2020 is as follows:

Fiscal Year	Amount
2021	$174,000
2022	357,667
2023	372,167
2024	386,667
2025	232,139
Total	$1,522,640

On August 9, 2019, we entered into a loan and security agreement with Crestmark Bank. The loan is due on demand, has no financial covenants and is secured by all of our assets. Under the agreement, we were provided with a line of credit that is not to exceed the lesser of $1,000,000 or 85% of eligible accounts receivable. The interest rate is prime rate (3.25% at September 30, 2020) plus 1.5%, with a floor of 6.75%, plus a monthly maintenance fee of 0.4%, based on the average monthly loan balance. Interest is charged on a minimum loan balance of $500,000, a loan fee of 1% annually, and an exit fee of 3%, 2% and 1% during years one, two and three, respectively. At September 30, 2020, we had borrowed $416,506 under our line of credit and $261,329 available to borrow under our line of credit.

On April 17, 2020, we entered into an unsecured promissory note under the Paycheck Protection Program (the “PPP”) for a principal amount of $598,567. The PPP was established under the recently congressionally approved Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The term of the PPP loan is for five years with an interest rate of 1.0% per year, which will be deferred for the first six months of the term of the loan. After the initial six-month deferral period, the loan requires monthly payments of principal and interest until maturity with respect to any portion of the PPP loan which is not forgiven. Under the terms of the CARES Act, a PPP loan recipient may apply for, and be granted, forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined based upon the use of loan proceeds for payroll costs, rent and utility costs, and the maintenance of employee and compensation levels. In the quarter that ends December 31, 2020, we will apply for loan forgiveness and, since we achieved the requirements for forgiveness, we believe that all of the $598,567 will be forgiven.

On August 4, 2020, we received $150,000 in loan funding from the U.S. Small Business Administration (“SBA”) under the Economic Injury Disaster Loan (“EIDL”) program administered by the SBA, which program was expanded pursuant to the CARES Act. The EIDL is evidenced by a promissory note, dated August 1, 2020 in the original principal amount of $150,000 with the SBA, the lender. Under the terms of the Note, interest accrues on the outstanding principal at the rate of 3.75% per annum. The term of the Note is thirty years, though it may be payable sooner upon an event of default under the Note. Under the Note, we will be obligated to make equal monthly payments of principal and interest beginning on August 1, 2021 through the maturity date of August 1, 2050. The Note may be prepaid in part or in full, at any time, without penalty.

Aside from the operating lease, EIDL loan and promissory note, we do not have any material contractual commitments requiring settlement in the future.

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine compliance with these regulations. We believe that we were in substantial compliance with all known regulations at September 30, 2020. FDA inspections are conducted periodically at the discretion of the FDA. Our latest inspection by the FDA occurred in October 2019.

Note 5. SHARE-BASED COMPENSATION

The provisions of ASC 718-10-55 requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and RSUs, based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options for the three and six months ended September 30, 2020 and 2019, which was allocated as follows:

	Three Months Ended		Six Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Cost of sales	$1,116	$724	$1,834	$1,405
Sales and marketing	1,277	803	2,435	1,593
General and administrative	5,999	5,442	11,170	11,064
Research and development	605	694	1,091	1,303
Stock-based compensation expense	$8,997	$7,663	$16,530	$15,365

Share-based compensation cost for stock options is measured at the grant date, based on the fair value as calculated by the Black-Scholes-Merton ("BSM") option-pricing model. The BSM option-pricing model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk-free interest rate and expected dividends. There were 70,000 stock options granted and 12,000 stock options forfeited during the three months ended September 30, 2020, and 90,000 stock options granted and 12,000 stock options forfeited during the six months ended September 30, 2020. There were 45,000 stock options granted and 33,000 stock options forfeited during the three months ended September 30, 2019, and 85,000 stock options granted and 83,000 stock options forfeited during the six months ended September 30, 2019.

As of September 30, 2020, approximately $123,000 of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over a period of five years.

Note 6. RELATED PARTY TRANSACTION

We paid consulting fees of $14,500 and $29,103 during the three and six months ended September 30, 2020, respectively, and $16,500 and $36,594 to an entity owned by one of our directors during the three and six months ended September 30, 2019, respectively.

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

When a hospital or surgery center changes to AEM technology, we receive recurring revenue from sales of replacement instruments. We believe that there is no directly competing technology to supplant AEM products. The replacement market of reusable and disposable AEM products in hospitals and surgery centers that use our AEM technology represented over 90% of our product revenue during the three and six months ended September 30, 2020. This revenue stream is expected to grow as the base of accounts using AEM technology expands. In addition, we intend to further develop disposable versions of more of our AEM products in order to meet market demands and expand our sales opportunities.

We have an accumulated deficit of $22,178,978 at September 30, 2020. A significant portion of our operating funds have been provided by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital.

During the six months ended September 30, 2020, we used $162,864 of cash in our operating activities and used $363 for investments in property and equipment. As of September 30, 2020, we had $1,007,192 in cash and cash equivalents available to fund future operations, an increase of $622,060 from March 31, 2020. Our working capital was $2,290,140 at September 30, 2020 compared to $1,556,391 at March 31, 2020. The increase to working capital was principally the result of obtaining an unsecured promissory note and an EIDL loan, which are classified as long-term liabilities.

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

Our AEM Surgical Instruments have been engineered to provide a seamless transition for surgeons switching from conventional laparoscopic instruments. AEM technology has been integrated into instruments that have the same look, feel and functionality as conventional instruments that surgeons have been using for years. The AEM product line encompasses the full range of instrument sizes, types and styles favored by surgeons. Additionally, we continue to improve quality and add to the product line. These additions include more disposable versions, the introduction of hand-activated instruments, our enhanced scissors, our eEdge™ scissors, our EM3 AEM Monitor, our AEM EndoShield Burn Protection System and the recent introduction of our AEM 2X enTouch® Scissors. Hospitals can make a complete and smooth conversion to our product line, thereby advancing patient safety in MIS with optimal convenience.

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

Possibility of Operating Losses: We have an accumulated deficit of $22,178,978 at September 30, 2020. A significant portion of our operating funds have been provided by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital. We have made strides toward improving our operating results but due to the ongoing need to develop, optimize and train our direct sales managers and the independent sales representative network, the need to support the development of refinements to our product line, and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to raise additional capital.

Revenue Growth: We expect to generate increased product revenue in the U.S. from sales to new customers and from expanded sales to existing customers as the medical device industry stabilizes and our network of direct and independent sales representatives becomes more efficient. We believe that the visibility and credibility of the independent clinical endorsements for AEM technology will contribute to new accounts and increased product revenue in fiscal year 2021. We also expect to increase market share through promotional programs of placing our AEM monitors at no charge into hospitals that commit to standardize with AEM instruments. However, all of these efforts to increase market share and grow product revenue will depend in part on our ability to expand the efficiency and effective coverage range of our direct and independent sales representatives, as well as maintain and in some cases, improve the quality of our product offerings. The omission or delay of elective surgeries would negatively impact the extent and timing of revenue growth. Service revenue represents design, development and product supply revenue from our agreements with strategic partners.

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

Results of Operations

For the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019.

Net Product revenue. Net product revenue for the quarter ended September 30, 2020 was $1,781,260 compared to $1,924,434 for the quarter ended September 30, 2019, a decrease of 7%. The decrease of AEM product net revenue is attributable to business lost from hospitals that used AEM technology during the quarter, principally as a result of COVID-19. Product revenue for the quarter ended September 30, 2020 decreased primarily as a result of the decrease in non-essential surgical procedures performed during this period due to the COVID-19 pandemic.

Net Service revenue. Net service revenue for the quarter ended September 30, 2020 was $99,148 compared to none for the quarter ended September 30, 2019. Net service revenue was for engineering services performed under a Master Services Agreement with Auris Health, Inc. (“Auris Health”). Auris Health is a part of the Johnson & Johnson family of companies. Under the agreement, we will collaborate on the integration of AEM technology into monopolar instrumentation produced by Auris Health for advanced surgical applications. The engineering services are ongoing.

Gross profit. Gross profit for the quarter ended September 30, 2020 of $987,595 represented a decrease of 6% from gross profit of $1,048,994 for the quarter ended September 30, 2019. Gross profit decreased in line with decreased revenue. Gross profit as a percentage of sales (gross margins) was 52.5% for the quarter ended September 30, 2020 and 54.5% for the quarter ended September 30, 2019. The gross margin decrease from last year’s quarter was primarily the result of fewer units produced, thereby resulting in a higher labor and overhead cost per unit.

Sales and marketing expenses. Sales and marketing expenses of $564,617 for the quarter ended September 30, 2020 represented an increase of 5% from sales and marketing expenses of $536,995 for the quarter ended September 30, 2019. The increase was the result of higher compensation, higher commission rates for exceeding quotas and sales samples for the recent introduction of our AEM 2X enTouch® scissors. The increase was partially reduced by reduced advertising, trade shows and product samples.

General and administrative expenses. General and administrative expenses of $338,541 for the quarter ended September 30, 2020 represented an increase of 11% from general and administrative expenses of $304,194 for the quarter ended September 30, 2019. The increase was the result of an increase to compensation.

Research and development expenses. Research and development expenses of $162,455 for the quarter ended September 30, 2020 represented a decrease of 6% compared to $172,668 for the quarter ended September 30, 2019. The decrease was the result of an allocation of expenses from research and development resources to the Auris Health project.

Other income, net. Other income, net of $103,958 for the quarter ended September 30, 2020 included a tariff refund of $47,521 and a non-cash reduction of accounts payables of $56,435.

Net income. Net income was $8,786 for the quarter ended September 30, 2020 compared to net income of $29,886 for the quarter ended September 30, 2019. The net income decrease was principally a result of lower revenue, lower gross profit and higher total operating expenses, as explained above.

For the six months ended September 30, 2020 compared to the six months ended September 30, 2019.

Net Product revenue. Net product revenue for the six months ended September 30, 2020 was $3,094,139 compared to $3,853,009 for the six months ended September 30, 2019, a decrease of 20%. The decrease of AEM product net revenue is attributable to business lost from hospitals that used AEM technology during the six months, principally as a result of COVID-19 . Product revenue for the six months ended September 30, 2020 decreased primarily as a result of the decrease in non-essential surgical procedures performed during this period due to the COVID-19 pandemic, especially in our first quarter.

Net Service revenue. Net service revenue for the six months ended September 30, 2020 was $133,836 compared to none for the six months ended September 30, 2019. Net service revenue was for engineering services performed under a Master Services Agreement with Auris Health, Inc. (“Auris Health”). Auris Health is a part of the Johnson & Johnson family of companies. Under the agreement, we will collaborate on the integration of AEM technology into monopolar instrumentation produced by Auris Health for advanced surgical applications. The engineering services are ongoing.

Gross profit. Gross profit for the six months ended September 30, 2020 of $1,634,470 represented a decrease of 18% from gross profit of $1,981,966 for the quarter ended September 30, 2019. Gross profit decreased in line with decreased revenue. Gross profit as a percentage of sales (gross margins) was 51% for the six months ended September 30, 2020 and 2019.

Sales and marketing expenses. Sales and marketing expenses of $932,265 for the six months ended September 30, 2020 represented a decrease of 13% from sales and marketing expenses of $1,067,501 for the six months ended September 30, 2019. The decrease was the result of lower trade shows, advertising and travel.

General and administrative expenses. General and administrative expenses of $625,625 for the six months ended September 30, 2020 represented a decrease of 4% from general and administrative expenses of $649,795 for the quarter ended September 30, 2019. The decrease was the result of lower outside services.

Research and development expenses. Research and development expenses of $304,062 for the six months ended September 30, 2020 represented a decrease of 26% compared to $408,811 for the quarter ended September 30, 2019. The decrease was the result of lower compensation and an allocation of expenses from research and development resources to the Auris Health project.

Other income, net. Other income, net of $131,596 for the six months ended September 30, 2020 included a tariff refund of $75,161 and a non-cash reduction of accounts payables of $56,435.

Net loss. Net loss was $130,519 for the six months ended September 30, 2020 compared to net loss of $152,009 for the six months ended September 30, 2019. The net loss decrease was principally a result of lower total operating expenses and higher other income, and partially reduced by lower revenue and lower gross profit, as explained above.

The results of operations for the three and six months ended September 30, 2020 are not necessarily indicative of the results of operations for all or any part of the balance of the fiscal year.

Liquidity and Capital Resources

To date, a significant portion of our operating funds have been provided by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Common stock and additional paid in capital totaled $24,249,007 from inception through September 30, 2020.

On August 9, 2019, we entered into a loan and security agreement with Crestmark Bank. The loan is due on demand, has no financial covenants and is secured by all of our assets. Under the agreement, we were provided with a line of credit that is not to exceed the lesser of $1,000,000 or 85% of eligible accounts receivable. The interest rate is prime rate plus 1.5%, with a floor of 6.75%, plus a monthly maintenance fee of 0.4%, based on the average monthly loan balance. Interest is charged on a minimum loan balance of $500,000, a loan fee of 1% annually, and an exit fee of 3%, 2% and 1% during years one, two and three and six, respectively. At September 30, 2020, we had cash and cash equivalents of $1,007,192, borrowings of $598,567 under an unsecured promissory note, $150,640 under an EIDL loan and $416,506 under our line of credit, and $261,329 available to borrow under our line of credit.

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

On August 4, 2020, we received $150,000 in loan funding from the U.S. Small Business Administration (“SBA”) under the Economic Injury Disaster Loan (“EIDL”) program administered by the SBA, which program was expanded pursuant to the CARES Act. The EIDL is evidenced by a promissory note, dated August 1 in the original principal amount of $150,000 with the SBA, the lender. Under the terms of the Note, interest accrues on the outstanding principal at the rate of 3.75% per annum. The term of the Note is thirty years, though it may be payable sooner upon an event of default under the Note. Under the Note, we will be obligated to make equal monthly payments of principal and interest beginning on August 1, 2021 through the maturity date of August 1, 2050. The Note may be prepaid in part or in full, at any time, without penalty.

Our operations used $162,864 of cash during the six months ended September 30, 2020 on net revenue of $3,227,975. Cash was principally used by the net loss. The amounts of cash used by operations for the six months ended September 30, 2020 are not necessarily indicative of the expected amounts of cash to be generated from or used in operations in fiscal year 2021. At September 30, 2020, we had $1,007,192 in cash and cash equivalents available to fund future operations. Our working capital was $2,290,140 at September 30, 2020 compared to $1,556,391 at March 31, 2020. The increase to working capital was principally the result of obtaining an unsecured promissory note and an EIDL loan, both of which are classified as long-term liabilities. Current liabilities were $1,383,499 at September 30, 2020 compared to $1,408,475 at March 31, 2020.

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

The minimum future lease payment, by fiscal year, as of September 30, 2020 is as follows:

Fiscal Year	Amount
2021	$174,000
2022	357,667
2023	372,167
2024	386,667
2025	232,139
Total	$1,522,640

Aside from the operating lease and EIDL loan, we do not have any material contractual commitments requiring settlement in the future.

As of September 30, 2020, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$1,522,640	$352,834	$744,335	$425,471	$—
Line of credit	416,506	416,506	—	—	—
Unsecured promissory note	598,567	—	—	598,567	—
EIDL loan	150,640	494	6,180	6,660	137,306
Total	$2,688,353	$769,834	$750,515	$1,030,698	$137,306

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

Income Taxes

As of March 31, 2020, net operating loss carryforwards totaling approximately $8.2 million are available to reduce taxable income in the future. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the fiscal year ending March 31, 2021. We have not paid income taxes since our inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including changes in ownership interests. We have established a valuation allowance for the entire amount of our deferred tax asset since inception due to our history of losses. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. If some or all of the valuation allowance were reversed, then, to the extent of the reversal, a tax benefit would be recognized which would result in an increase to net income.

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

ITEM 4 - CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosures Controls and Procedures

Our management, comprised of our Chief Executive Officer (CEO) and Principal Financial and Accounting Officer (PFAO) evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, and taking the matters described below into account, the Company’s CEO and PFAO have concluded that our disclosure controls and procedures over financial reporting were not effective during reporting period ended September 30, 2020.

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

Based upon our evaluation of internal controls, our management determined that our controls over financial reporting were not adequate, specifically as it relates to our entity-level control environment, which inhibits management’s ability to ensure complex accounting calculations are performed correctly. As such, our CEO and PFAO have concluded that our disclosure controls and procedures contain a material weakness as of the end of the period covered by this Report. Because of the material weaknesses identified, a reasonable possibility exists that a material misstatement in our financial statements will not be prevented or detected on a timely basis. While our internal controls are established and followed, it is clear by the identified weaknesses that they were not operating as they should be. Management believes that this was the case due to our limited staff. However, our Chief Executive Officer and our Principal Financial and Accounting Officer, believe that the financial statements included in this quarterly report on Form 10-Q present, in all material respects, our financial position, results of operations and cash flows for the periods presented, in conformity with U.S. GAAP.

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

PART II. OTHER INFORMATION

ITEM 6 - Exhibits

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

10.1	Economic Injury Disaster Loan dated as of August 1, 2020 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 14, 2020).
31.1	Certification of President and CEO under Rule 13a-14(a) of the Exchange Act (filed herewith).
31.2	Certification of Principal Financial and Accounting Officer under Rule 13a-14(a) of the Exchange Act (filed herewith).
32.1	Certifications of President and CEO and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	The following materials from Encision Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Income, (iii) the unaudited Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged at Level I.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCISION INC.
Dated: November 13, 2020
	By:	/s/ Mala Ray
Mala Ray Controller Principal Accounting Officer & Principal Financial Officer

