Form 10-Q
period 2020-12-31
ENCISION INC
filed 2021-02-12
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 21549

Form 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	ECIA	OTC Bulletin Board

Securities registered under Section 12(g) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	11,582,641 Shares
(Class)	(outstanding at January 31, 2021)

ENCISION INC.

FORM 10-Q

For the Three and Nine Months Ended December 31, 2020

INDEX

Page Number
PART I. FINANCIAL INFORMATION
ITEM 1 - Condensed Interim Financial Statements:
- Condensed Balance Sheets as of December 31, 2020 and March 31, 2020	3
- Condensed Statements of Operations for the Three and Nine Months Ended December 31, 2020 and 2019	4
- Condensed Statements of Cash Flows for the Nine Months Ended December 31, 2020 and 2019	5
- Notes to Condensed Interim Financial Statements	6

ITEM 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
ITEM 4 - Controls and Procedures	22

PART II.
ITEM 5 - Other Information
ITEM 6 - Exhibits	24
SIGNATURE	25

PART I FINANCIAL INFORMATION

ITEM 1 - Condensed Interim Financial Statements

Encision Inc.

Condensed Balance Sheets

(Unaudited)

	December 31, 2020	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$854,194	$385,132
Accounts receivable, net of allowance for doubtful accounts of $26,500 at December 31, 2020 and $58,000 at March 31, 2020	1,042,743	881,194
Inventories, net of reserve for obsolescence of $63,000 at December 31, 2020 and $39,000 at March 31, 2020	1,521,583	1,625,901
Prepaid expenses	179,202	72,639
Total current assets	3,597,722	2,964,866
Equipment, at cost:
Furniture, fixtures and equipment	2,582,022	3,130,640
Accumulated depreciation	(2,416,274)	(2,923,482)
Equipment, net	165,748	207,158
Right of use asset	1,127,319	1,317,057
Patents, net of accumulated amortization of $313,690 at December 31, 2020 and $291,337 at March 31, 2020	221,801	228,296
Other assets	20,495	19,548
TOTAL ASSETS	$5,133,085	$4,736,925
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$475,154	$444,823
Line of credit	—	370,498
Accrued compensation	232,883	218,806
Other accrued liabilities	294,394	96,077
Accrued lease liability	295,627	278,271
Total current liabilities	1,298,058	1,408,475
Long-term liability:
Accrued lease liability, net of current portion	1,005,194	1,144,432
Economic injury disaster loan	152,000	—
Total liabilities	2,455,252	2,552,907
Commitments and contingencies (Note 4)
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 11,582,641 shares issued and outstanding at December 31, 2020 and March 31, 2020	24,257,491	24,232,477
Accumulated (deficit)	(21,579,658)	(22,048,459)
Total shareholders’ equity	2,677,833	2,184,018
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,133,085	$4,736,925

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
NET REVENUE:
Product	$1,998,979	$2,038,925	$5,093,118	$5,891,934
Service	163,621	—	297,457	—
Total revenue	2,162,600	2,038,925	5,390,575	5,891,934

COST OF REVENUE:
Product	975,581	955,520	2,500,310	2,826,563
Service	81,421	—	150,197	—
Total cost of revenue	1,057,002	955,520	2,650,507	2,826,563
GROSS PROFIT	1,105,598	1,083,405	2,740,068	3,065,371
OPERATING EXPENSES:
Sales and marketing	580,477	544,495	1,512,741	1,611,996
General and administrative	372,994	293,806	998,620	943,600
Research and development	139,390	158,942	443,452	567,754
Total operating expenses	1,092,861	997,243	2,954,813	3,123,350
OPERATING INCOME (LOSS)	12,737	86,162	(214,745)	(57,979)
Interest expense, net	(16,380)	(16,172)	(51,021)	(25,167)
Extinguishment of debt income	598,567	—	598,567	—
Other income, net	4,397	113	136,000	1,241
Interest expense, extinguishment of debt income and other income, net	586,584	(16,059)	683,546	(23,926)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	599,321	70,103	468,801	(81,905)
Provision for income taxes	—	—	—	—
NET INCOME (LOSS)	$599,321	$70,103	$468,801	$(81,905)
Net income (loss) per share—basic and diluted	$0.05	$0.01	$0.04	$(0.01)
Weighted average shares—basic	11,582,641	11,578,371	11,582,641	11,565,027
Weighted average shares—diluted	11,708,797	11,631,172	11,750,349	11,565,027

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	December 31, 2020	December 31, 2019
Operating activities:
Net income (loss)	$468,801	$(81,905)
Adjustments to reconcile net loss to net cash used in operating activities:
Extinguishment of debt income	(598,567)	—
Depreciation and amortization	67,907	111,623
Share-based compensation expense	25,014	22,015
(Recovery from) provision for doubtful accounts, net	(31,500)	9,500
Provision for (recovery from) inventory obsolescence, net	24,000	(9,000)
Other income from release of account payable	(56,435)	—
Changes in operating assets and liabilities:
Right of use asset, net	67,856	30,170
Accounts receivable	(130,049)	(59,086)
Inventories	80,318	120,581
Prepaid expenses and other assets	(107,510)	11,485
Accounts payable	86,766	(69,354)
Accrued compensation and other accrued liabilities	212,394	(131,089)
Net cash provided by (used in) operating activities	108,995	(45,060)
Investing activities:
Acquisition of property and equipment	(4,144)	(52,796)
Patent costs	(15,858)	(5,135)
Net cash (used in) investing activities	(20,002)	(57,931)
Financing activities:
Paydown of credit facility, net change	(370,498)	—
EIDL loan	152,000	—
Proceeds from PPP loan	598,567	—
Net cash provided by financing activities	380,069	—
Net increase (decrease) in cash and cash equivalents	469,062	(102,991)
Cash and cash equivalents, beginning of period	385,132	298,348
Cash and cash equivalents, end of period	$854,194	$195,357

Supplemental disclosure:
Right of use asset	$1,127,319	$1,555,150
Accrued lease liability	$1,300,821	$1,619,842
Interest paid	$51,021	$18,502

The accompanying notes to financial statements are an integral part of these condensed statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

We have an accumulated deficit of $21,579,658 at December 31, 2020. A significant portion of our operating funds have been provided by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Shareholders’ equity increased by $493,815 since March 31,2020 as a result of our income of $468,801 and share-based compensation of $25,014. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital.

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

Fair Value of Financial Instruments. Our financial instruments consist of cash, cash equivalents, short-term trade receivables, payables, line of credit and Economic Injury Disaster Loan (“EIDL”) loan. The carrying values of cash, cash equivalents, trade receivables, payables, line of credit approximate their fair value due to their short maturities.The fair values of the EIDL Loan approximates the carrying value based on estimated discounted future cash flows using the current rates at which similar loans would be made.

Concentration of Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents, accounts receivable line of credit and unsecured promissory note. From time to time, the amount of cash on deposit with financial institutions may exceed the $250,000 federally insured limit at December 31, 2020. We believe that cash on deposit that exceeds $250,000 with financial institutions is financially sound and the risk of loss is minimal.

We have no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. We maintain the majority of our cash balances with one financial institution in the form of demand deposits.

Accounts receivable are typically unsecured and are derived from transactions with and from entities in the healthcare industry primarily located in the United States. Accordingly, we may be exposed to credit risk generally associated with the healthcare industry. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The net accounts receivable balance at December 31, 2020 of $1,042,743 and at March 31, 2020 of $881,194 included no more than 8% from any one customer.

Inventories. Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At December 31, 2020 and March 31, 2020, inventory consisted of the following:

	December 31, 2020	March 31, 2020
Raw materials	$1,211,805	$1,147,983
Finished goods	372,778	516,918
Total gross inventories	1,584,583	1,664,901
Less reserve for obsolescence	(63,000)	(39,000)
Total net inventories	$1,521,583	$1,625,901

Property and Equipment. Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally five to seven years. Depreciation expense for the three and nine months ended December 31, 2020 was $13,277 and $45,554, respectively, and for the three and nine months ended December 31, 2019 was $24,924 and $91,646, respectively. We use the straight-line method of depreciation for property and equipment. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized.

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

Income Taxes. We account for income taxes under the provisions of FASB Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. ASC 740 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits, which, more likely than not based on current circumstances, are not expected to be realized. As a result, no provision for income tax is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. We are required to make many subjective assumptions and judgments regarding our income tax exposures. At December 31, 2020, we had no unrecognized tax benefits, which would affect the effective tax rate if recognized and had no accrued interest, or penalties related to uncertain tax positions.

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

Stock-based compensation expense recognized under ASC 718 for the three and nine months ended December 31, 2020 was $8,483 and $25,014, respectively, and the three and nine months ended December 31, 2019 was $6,650 and $22,015, respectively, which consisted of stock-based compensation expense related to grants of employee stock options.

Segment Reporting. We have concluded that we have two operating segments, product and service. Product designs, develops, manufactures and markets patented surgical instruments. Service performs electrical engineering activities for external entities.

	Three Months Ended December 31, 2020			Nine Months Ended December 31, 2020
	Product	Service	Total	Product	Service	Total
Net revenue	$1,998,979	$163,621	$2,162,600	$5,093,118	$297,457	$5,390,575
Cost of revenue	975,581	81,421	1,057,002	2,500,310	150,197	2,650,507
Gross profit	1,023,398	82,200	1,105,598	2,592,808	147,260	2,740,068
Operating income (loss)	(69,463)	82,200	12,737	(362,005)	147,260	(214,745)
Depreciation and amortization	20,584	—	20,584	67,907	—	67,907
Capital expenditures	—	—	—	4,144	—	4,144
Equipment and patents, net	$387,549	$—	$387,549	$387,549	$—	$387,549

Recently Issued Accounting Pronouncements. In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 adds a current expected credit loss (“CECL”) impairment model to U.S. GAAP that is based on expected losses rather than incurred losses. Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, excluding smaller reporting entities, which will be effective for fiscal years beginning after December 15, 2022. We will adopt ASU 2016-13 beginning April 1, 2023 and does not expect the application of the CECL impairment model to have a significant impact on our allowance for uncollectible amounts for accounts receivable.

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Net income (loss)	$599,321	$70,103	$468,801	$(81,905)
Weighted-average basic shares outstanding	11,582,641	11,578,371	11,582,641	11,565,027
Effect of dilutive securities	126,156	52,801	167,708	—
Weighted-average diluted shares	11,708,797	11,631,172	11,750,349	11,565,027
Basic net income (loss) per share	$0.05	$0.01	$0.04	$(0.01)
Diluted net income (loss) per share	$0.05	$0.01	$0.04	$(0.01)
Antidilutive employee stock options	909,844	910,199	868,292	963,000

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

The minimum future lease payment, by fiscal year, as of December 31, 2020 is as follows:

Fiscal Year	Amount
2021	$87,000
2022	357,667
2023	372,167
2024	386,667
2025	232,139
Total	$1,435,640

On August 9, 2019, we entered into a loan and security agreement with Crestmark Bank. The loan is due on demand, has no financial covenants and is secured by all of our assets. Under the agreement, we were provided with a line of credit that is not to exceed the lesser of $1,000,000 or 85% of eligible accounts receivable. The interest rate is prime rate (3.25% at December 31, 2020) plus 1.5%, with a floor of 6.75%, plus a monthly maintenance fee of 0.4%, based on the average monthly loan balance. Interest is charged on a minimum loan balance of $500,000, a loan fee of 1% annually, and an exit fee of 3%, 2% and 1% during years one, two and three, respectively. At December 31, 2020, we had no borrowings and $535,799 available to borrow under our line of credit. During January 2021, we canceled our relationship with Crestmark Bank. We had no borrowings and incurred a $20,000 exit fee.

On April 17, 2020, we entered into an unsecured promissory note under the Paycheck Protection Program (the “PPP”) for a principal amount of $598,567. The PPP was established under the congressionally approved Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Under the terms of the CARES Act, a PPP loan recipient may apply for, and be granted, forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined based upon the use of loan proceeds for payroll costs, rent and utility costs, and the maintenance of employee and compensation levels. In the quarter that ended December 31, 2020, we achieved the requirements for forgiveness, and all of the $598,567 was forgiven. We recognized the forgiveness as extinguishment of debt income of $598,567.

On August 4, 2020, we received $150,000 in loan funding from the U.S. Small Business Administration (“SBA”) under the Economic Injury Disaster Loan (“EIDL”) program administered by the SBA, which program was expanded pursuant to the CARES Act. The EIDL is evidenced by a promissory note, dated August 1, 2020 in the original principal amount of $150,000 with the SBA, the lender. Under the terms of the Note, interest accrues on the outstanding principal at the rate of 3.75% per annum. The term of the Note is thirty years, though it may be payable sooner upon an event of default under the Note. Under the Note, we will be obligated to make equal monthly payments of principal and interest of $731 beginning on August 1, 2021 through the maturity date of August 1, 2050. The Note may be prepaid in part or in full, at any time, without penalty.

The minimum future EIDL payment, by fiscal year, as of December 31, 2020 is as follows:

Fiscal Year	Amount
2021	$—
2022	1,997
2023	3,091
2024	3,208
2025	3,331
Thereafter	140,373
Total	$152,000

Aside from the operating lease and EIDL loan, we do not have any material contractual commitments requiring settlement in the future.

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine compliance with these regulations. We believe that we were in substantial compliance with all known regulations at December 31, 2020. FDA inspections are conducted periodically at the discretion of the FDA. Our latest inspection by the FDA occurred in October 2019.

Note 5. SHARE-BASED COMPENSATION

The provisions of ASC 718-10-55 requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and RSUs, based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options for the three and nine months ended December 31, 2020 and 2019, which was allocated as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Cost of sales	$917	$703	$2,751	$2,108
Sales and marketing	1,218	796	3,653	2,389
General and administrative	5,803	5,064	16,974	16,128
Research and development	545	87	1,636	1,390
Stock-based compensation expense	$8,483	$6,650	$25,014	$22,015

Share-based compensation cost for stock options is measured at the grant date, based on the fair value as calculated by the Black-Scholes-Merton ("BSM") option-pricing model. The BSM option-pricing model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk-free interest rate and expected dividends. There were 20,000 stock options granted and 60,000 stock options forfeited during the three months ended December 31, 2020, and 110,000 stock options granted and 72,000 stock options forfeited during the nine months ended December 31, 2020. There were 25,000 stock options granted and 5,000 stock options and 24,286 RSUs were forfeited during the three months ended December 31, 2019, and 110,000 stock options granted and 88,000 stock options and 24,286 RSUs forfeited during the nine months ended December 31, 2019.

As of December 31, 2020, approximately $109,000 of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over a period of five years.

Note 6. RELATED PARTY TRANSACTION

We paid consulting fees of $16,000 and $45,103 during the three and nine months ended December 31, 2020, respectively, and $16,813 and $53,407 to an entity owned by one of our directors during the three and nine months ended December 31, 2019, respectively.

Note 7. SUBSEQUENT EVENTS

Except for the items below, we evaluated all of our activity as of the date the condensed interim financial statements were issued and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosed in the notes to our condensed interim financial statements.

During January 2021, we canceled our relationship with Crestmark Bank. We had no borrowings and incurred a $20,000 exit fee.

During January 2021, we entered into a note agreement with U.S. Bank for $92,000. The note is for five years at a 5% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment.

On February 8, 2021, we entered into an unsecured promissory note under the PPP for a principal amount of $533,118. The PPP was established under the Consolidated Appropriations Act of 2021, enacted December 27, 2020.

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

When a hospital or surgery center changes to AEM technology, we receive recurring revenue from sales of replacement instruments. We believe that there is no directly competing technology to supplant AEM products. The replacement market of reusable and disposable AEM products in hospitals and surgery centers that use our AEM technology represented over 90% of our product revenue during the three and nine months ended December 31, 2020. This revenue stream is expected to grow as the base of accounts using AEM technology expands. In addition, we intend to further develop disposable versions of more of our AEM products in order to meet market demands and expand our sales opportunities.

We have an accumulated deficit of $21,579,658 at December 31, 2020. A significant portion of our operating funds have been provided by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital.

During the nine months ended December 31, 2020, we generated $108,995 of cash in our operating activities and used $4,144 for investments in property and equipment. As of December 31, 2020, we had $854,194 in cash and cash equivalents available to fund future operations, an increase of $469,062 from March 31, 2020. Our working capital was $2,299,664 at December 31, 2020 compared to $1,556,391 at March 31, 2020. The increase to working capital was principally the result of obtaining a PPP loan.

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

We have been actively monitoring the COVID-19 situation and its impact. Our primary objectives have remained the same throughout the pandemic: to support the safety of our team members and their families and continue to support patients. Our production facility continued to operate during the year as it had prior to the COVID-19 pandemic with very little change, other than for enhanced safety measures intended to prevent the spread of the virus. Our capital and financial resources, including overall liquidity, remain strong. The remote working arrangements and travel restrictions imposed by various governments had limited impact on our ability to maintain operations during the year, as our manufacturing operation has generally been exempted from stay-at-home orders. However, we cannot predict the impact of the progression of the COVID-19 pandemic on future results due to a variety of factors, including the continued good health of our employees, the ability of suppliers to continue to operate and deliver, our ability and our customers to maintain operations, continued access to transportation resources, the changing needs and priorities of customers, any further government and/or public actions taken in response to the pandemic and ultimately the length of the pandemic. We will continue to closely monitor the COVID-19 pandemic in order to ensure the safety of our people and our ability to serve our customers and patients worldwide.

We have entered into a Master Services Agreement with Auris Health, Inc. (“Auris Health”). Auris Health is a part of the Johnson & Johnson family of companies. Under the agreement, we will collaborate on the integration of AEM technology into monopolar instrumentation produced by Auris Health for advanced surgical applications. This work is ongoing.

Possibility of Operating Losses: We have an accumulated deficit of $21,579,658 at December 31, 2020. A significant portion of our operating funds have been provided by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital. We have made strides toward improving our operating results but due to the ongoing need to develop, optimize and train our direct sales managers and the independent sales representative network, the need to support the development of refinements to our product line, and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to raise additional capital.

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

Results of Operations

For the quarter ended December 31, 2020 compared to the quarter ended December 31, 2019.

Net Product revenue. Net product revenue for the quarter ended December 31, 2020 was $1,998,979 compared to $2,038,925 for the quarter ended December 31, 2019, a decrease of 2%. The decrease of AEM product net revenue is attributable to business lost from hospitals that used AEM technology during the quarter. Product revenue for the quarter ended December 31, 2020 decreased primarily as a result of the decrease in non-essential surgical procedures performed during this period due to the COVID-19 pandemic.

Net Service revenue. Net service revenue for the quarter ended December 31, 2020 was $163,621 compared to none for the quarter ended December 31, 2019. Net service revenue was for engineering services performed under a Master Services Agreement with Auris Health, Inc. (“Auris Health”). Auris Health is a part of the Johnson & Johnson family of companies. Under the agreement, we will collaborate on the integration of AEM technology into monopolar instrumentation produced by Auris Health for advanced surgical applications. The engineering services are ongoing.

Gross profit. Gross profit for the quarter ended December 31, 2020 of $1,105,598 represented an increase of 2% from gross profit of $1,083,405 for the quarter ended December 31, 2019. Gross profit increased in line with increased revenue. Gross profit as a percentage of sales (gross margins) was 51% for the quarter ended December 31, 2020 and 53% for the quarter ended December 31, 2019. The gross margin decrease from last year’s quarter was primarily the result of fewer units of product produced, thereby resulting in a higher labor and overhead cost per unit.

Sales and marketing expenses. Sales and marketing expenses of $580,477 for the quarter ended December 31, 2020 represented an increase of 7% from sales and marketing expenses of $544,495 for the quarter ended December 31, 2019. The increase was the result of higher compensation and sales samples for the recent introduction of our AEM 2X enTouch® scissors.

General and administrative expenses. General and administrative expenses of $372,994 for the quarter ended December 31, 2020 represented an increase of 27% from general and administrative expenses of $293,806 for the quarter ended December 31, 2019. The increase was the result of an increase to compensation and accrual for bonuses.

Research and development expenses. Research and development expenses of $139,390 for the quarter ended December 31, 2020 represented a decrease of 12% compared to $158,942 for the quarter ended December 31, 2019. The decrease was the result of an allocation of expenses from research and development resources to the Auris Health project.

Other income, net. Other income, net of $586,584 for the quarter ended December 31, 2020 included extinguishment of debt income of $598,567.

Net income. Net income was $599,321 for the quarter ended December 31, 2020 compared to net income of $70,103 for the quarter ended December 31, 2019. The net income increase was principally a result of extinguishment of debt income that related to the forgiveness of our PPP note.

For the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019.

Net Product revenue. Net product revenue for the nine months ended December 31, 2020 was $5,093,118 compared to $5,891,934 for the nine months ended December 31, 2019, a decrease of 14%. The decrease of AEM product net revenue is attributable to business lost from hospitals that used AEM technology during the nine months. Product revenue for the nine months ended December 31, 2020 decreased primarily as a result of the decrease in non-essential surgical procedures performed during this period due to the COVID-19 pandemic, especially in our first quarter.

Net Service revenue. Net service revenue for the nine months ended December 31, 2020 was $297,457 compared to none for the nine months ended December 31, 2019. Net service revenue was for engineering services performed under a Master Services Agreement with Auris Health, Inc. (“Auris Health”). Auris Health is a part of the Johnson & Johnson family of companies. Under the agreement, we will collaborate on the integration of AEM technology into monopolar instrumentation produced by Auris Health for advanced surgical applications. The engineering services are ongoing.

Gross profit. Gross profit for the nine months ended December 31, 2020 of $2,740,068 represented a decrease of 11% from gross profit of $3,065,371 for the quarter ended December 31, 2019. Gross profit decreased in line with decreased revenue. Gross profit as a percentage of sales (gross margins) was 51% for the nine months ended December 31, 2020 and 52% for the nine months ended December 31, 2019. The gross margin decrease from last year’s nine months was primarily the result of fewer units of product produced, thereby resulting in a higher labor and overhead cost per unit.

Sales and marketing expenses. Sales and marketing expenses of $1,512,741 for the nine months ended December 31, 2020 represented a decrease of 6% from sales and marketing expenses of $1,611,996 for the nine months ended December 31, 2019. The decrease was the result of lower trade shows, marketing fees, advertising and travel.

General and administrative expenses. General and administrative expenses of $998,620 for the nine months ended December 31, 2020 represented an increase of 6% from general and administrative expenses of $943,600 for the quarter ended December 31, 2019. The increase was primarily the result of an accrual for bonuses.

Research and development expenses. Research and development expenses of $443,452 for the nine months ended December 31, 2020 represented a decrease of 22% compared to $567,754 for the quarter ended December 31, 2019. The decrease was the result of lower compensation and an allocation of expenses from research and development resources to the Auris Health project.

Other income, net. Other income, net of $683,546 for the nine months ended December 31, 2020 included extinguishment of debt income of $598,567, a tariff refund of $75,161 and a non-cash reduction of accounts payables of $56,435.

Net income. Net income was $468,801 for the nine months ended December 31, 2020 compared to net loss of $81,905 for the nine months ended December 31, 2019. The net income increase was principally a result of lower total operating expenses and higher other income, primarily from the extinguishment of our PPP note, and partially reduced by lower revenue and lower gross profit, as explained above.

The results of operations for the three and nine months ended December 31, 2020 are not necessarily indicative of the results of operations for all or any part of the balance of the fiscal year.

Liquidity and Capital Resources

To date, a significant portion of our operating funds have been provided by issuances of our common stock and warrants, a line of credit, and the exercise of stock options to purchase our common stock. Common stock and additional paid in capital totaled $24,257,491 from inception through December 31, 2020.

On August 9, 2019, we entered into a loan and security agreement with Crestmark Bank. The loan is due on demand, has no financial covenants and is secured by all of our assets. Under the agreement, we were provided with a line of credit that is not to exceed the lesser of $1,000,000 or 85% of eligible accounts receivable. The interest rate is prime rate (3.25% at December 31, 2020) plus 1.5%, with a floor of 6.75%, plus a monthly maintenance fee of 0.4%, based on the average monthly loan balance. Interest is charged on a minimum loan balance of $500,000, a loan fee of 1% annually, and an exit fee of 3%, 2% and 1% during years one, two and three, respectively. At December 31, 2020, we had no borrowings under our line of credit and $535,799 available to borrow under our line of credit. During January 2021, we canceled our relationship with Crestmark Bank. We had no borrowings and incurred a $20,000 exit fee.

On April 17, 2020, we entered into an unsecured promissory note under the PPP for a principal amount of $598,567. The PPP was established under the congressionally approved Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). Under the terms of the CARES Act, a PPP loan recipient may apply for, and be granted, forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined based upon the use of loan proceeds for payroll costs, rent and utility costs, and the maintenance of employee and compensation levels. In the quarter that ended December 31, 2020, we achieved the requirements for forgiveness, and received notice from our bank of such, and all of the $598,567 was forgiven. We recognized the forgiveness as extinguishment of debt income of $598,567.

On August 4, 2020, we received $150,000 in loan funding from the U.S. Small Business Administration (“SBA”) under the Economic Injury Disaster Loan (“EIDL”) program administered by the SBA, which program was expanded pursuant to the CARES Act. The EIDL is evidenced by a promissory note, dated August 1 in the original principal amount of $150,000 with the SBA, the lender. Under the terms of the Note, interest accrues on the outstanding principal at the rate of 3.75% per annum. The term of the Note is thirty years, though it may be payable sooner upon an event of default under the Note. Under the Note, we will be obligated to make equal monthly payments of principal and interest of $731 beginning on August 1, 2021 through the maturity date of August 1, 2050. The Note may be prepaid in part or in full, at any time, without penalty.

Our operations generated $108,995 of cash during the nine months ended December 31, 2020 on net revenue of $5,390,575. Cash was principally generated by net income. The amounts of cash generated by operations for the nine months ended December 31, 2020 are not necessarily indicative of the expected amounts of cash to be generated from or used in operations in fiscal year 2021. At December 31, 2020, we had $854,194 in cash and cash equivalents available to fund future operations. Our working capital was $2,299,664 at December 31, 2020 compared to $1,556,391 at March 31, 2020. The increase to working capital was principally the result of extinguishment of debt and of obtaining a PPP loan. Current liabilities were $1,298,058 at December 31, 2020 compared to $1,408,475 at March 31, 2020. We have a noncancelable lease agreement for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease expires October 31, 2024.

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

The minimum future lease payment, by fiscal year, as of December 31, 2020 is as follows:

Fiscal Year	Amount
2021	$87,000
2022	357,667
2023	372,167
2024	386,667
2025	232,139
Total	$1,435,640

The minimum future EIDL payment, by fiscal year, as of December 31, 2020 is as follows:

Fiscal Year	Amount
2021	$—
2022	1,997
2023	3,091
2024	3,208
2025	3,331
Thereafter	140,373
Total	$152,000

Aside from the operating lease and EIDL loan, we do not have any material contractual commitments requiring settlement in the future.

As of December 31, 2020, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$1,435,640	$355,250	$751,584	$328,806	$—
EIDL loan	152,000	2,000	6,034	6,660	137,306
Total	$1,587,640	$357,250	$750,515	$1,030,698	$137,306

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

Management’s Evaluation of Disclosures Controls and Procedures

Our management, comprised of our Chief Executive Officer (CEO) and Principal Financial and Accounting Officer (PFAO) evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, and taking the matters described below into account, the Company’s CEO and PFAO have concluded that our disclosure controls and procedures over financial reporting were not effective during reporting period ended December 31, 2020.

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

PART II. OTHER INFORMATION

ITEM 5 – Other Information

On February 8, 2021, we entered into an unsecured promissory note under the PPP for a principal amount of $533,118. The PPP was established under the Consolidated Appropriations Act of 2021, enacted December 27, 2020. See Note 7 – Subsequent Events.

ITEM 6 – Exhibits

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

*10.1	PPP Promissory Note dated February 8, 2021.
31.1	Certification of President and CEO under Rule 13a-14(a) of the Exchange Act (filed herewith).
31.2	Certification of Principal Financial and Accounting Officer under Rule 13a-14(a) of the Exchange Act (filed herewith).
32.1	Certifications of President and CEO and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	The following materials from Encision Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Income, (iii) the unaudited Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged at Level I.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENCISION INC.
Dated: February 12, 2021
	By:	/s/ Mala Ray
Mala Ray Controller Principal Accounting Officer & Principal Financial Officer

