Form 10-K
period 2021-03-31
ENCISION INC
filed 2021-06-23
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended March 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 30, 2020, the aggregate market value of the shares of common stock held by non-affiliates of the issuer on such date was $2,933,441. This figure is based on the average bid and asked price of $0.55 per share of the issuer’s common stock on September 28, 2020 as quoted on the OTC Bulletin Board.

The number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date.

Common Stock, no par value	11,582,641
(Class)	(Outstanding at May 28, 2021)

Documents Incorporated by Reference: Definitive Proxy Statement for the 2021 Annual Shareholders' Meeting to be filed with the Securities and Exchange Commission and incorporated by reference as described in Part III. The 2021 Proxy Statement will be filed within 120 days after the end of the fiscal year ended March 31, 2021.

Table of Contents

Item 1.	Business	4
Item 1A.	Risk Factors	13
Item 1B.	Unresolved Staff Comments	17
Item 2.	Properties	17
Item 3.	Legal Proceedings	17
Item 4.	Mine Safety Disclosures	17

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	18
Item 6.	Selected Financial Data	18
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 8.	Financial Statements and Supplementary Data	24
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	42
Item 9A.	Controls and Procedures	42
Item 9B.	Other Information	42

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	43
Item 11.	Executive Compensation	43
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	43
Item 13.	Certain Relationships and Related Transactions, and Director Independence	43
Item 14.	Principal Accounting Fees and Services	37

PART IV
Item 15.	Exhibits, Financial Statement Schedules	43
Item 16.	Form 10-K Summary	44

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

AEM technology has been recommended and endorsed by sources from many groups involved in MIS. Surgeons, nurses, biomedical engineers, the medicolegal community, malpractice insurance carriers and electrosurgical device manufacturers advocate the use of AEM technology. In May 2020, the Food and Drug Administration issued a Safety Communication that stated that, "In addition to serving as an ignition source, monopolar energy use can directly result in unintended patient burns from capacitive coupling and intra-operative insulation failure.”

Business Highlights

Proprietary, Patented Technology

We have developed and launched patented AEM Surgical Instruments and Monitors that enhance patient safety and patient outcomes in laparoscopic surgical procedures. We have been issued 16 unexpired patents relating to AEM technology from the United States Patent and Trademark Office, each encompassing multiple claims, and which have between two and eighteen years remaining. We also have patents relating to AEM technology issued in Europe, Japan, Canada and Australia.

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

Developing Distribution Network is Advancing Utilization of AEM Technology

Our AEM technology, in the hands of a sales network with broad access to the surgery marketplace, will help to increase utilization and market share. Historically, our sales and marketing efforts have been hindered by our small size and limited distribution channels. While these limitations continue, we improved our sales network which provided new hospital accounts with AEM technology in our fiscal year ended March 31, 2021. Our supplier agreements with Group Purchasing Organizations (“GPOs”) and other key hospitals systems are beginning to expose more hospitals to the benefits of our AEM technology. During the year ended March 31, 2020, our proprietary patient safety technology was recognized by the U.S. Department of Veterans Affairs and provides us with the opportunity to market our instruments and monitors into VA Medical Centers. The VA is the largest medical system in the U.S. providing service to more than nine million veterans across more than 1,200 facilities. Also, during the year ended March 31, 2020, we were awarded a prestigious Vizient Innovative Technology Contract for monopolar surgical instruments and monitors. Vizient represents a diverse membership base that includes academic medical centers, pediatric facilities, community hospitals, integrated health delivery networks and non-acute health care providers and represents approximately $100 billion in annual medical devices and supplies purchasing volume.

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

When a hospital decides to use our AEM technology, we make recurring sales to such hospital for replacement instruments. Sales from reusable and disposable AEM products in hospitals represented over 90% of our sales in the fiscal year ended March 31, 2021, and we expect this sales stream to grow as new hospitals increasingly adopt AEM technology and existing hospitals increase usage of AEM instrumentation. We also expect to increase the value per procedure delivered to our customers and, therefore, expect the dollars per procedure to increase. AEM Instruments are competitively priced compared to conventional laparoscopic instruments.

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

Historical Perspective

We were organized as a Colorado corporation in 1991 and spent several years developing the AEM monitoring system and protective sheaths to adapt to conventional electrosurgical instruments. During this period, we conducted product trials and applied for patents with the United States Patent and Trademark Office and with International patent agencies. Our patents relate to the basic shielding and monitoring technologies that we incorporate into our AEM products. As of March 31, 2021, we have 16 unexpired United States patents relating to specific implementations of shielding and monitoring in instruments and continue to add patents as we further develop our proprietary technology and its applications.

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

The introduction of our AEM 2X enTouch® Scissors (“2X Scissors”) brings new levels of performance and economy to the surgical scissor market by combining the best in class performance of our enTouch Disposable Scissors with the value and economy of a multi-use device. 2X Scissors are a game-changing product that will have a significant impact on the disposable laparoscopic scissor market. Our enTouch Disposable Scissors have long been the surgeon preferred product because of their sharpness and micro-serrations. Our new 2X Scissors provide all those benefits at half the cost per use and reduce hospital waste and the impact on the environment as well. The new thermochromic technology integrated into 2X Scissors lets the hospital know when to replace the scissors with new ones and makes tracking their use simple and easy. Superior performance, superior value, easy to use, and easy on the environment – that’s what customers want in a disposable scissor. We expect 2X Scissors to have an attractive sales trajectory and will become a significant part of our portfolio of products. 2X Scissors work perfectly with hot AEM dissection and are priced to be used for cold dissection as well. 2X Scissors will open new use segments for us and create an opportunity for customers to standardize on our entire portfolio of Active Electrode Monitoring (AEM®) products.

Services

On April 20, 2020, we entered into a Master Services Agreement (“MSA”) with Auris Health, Inc. (“Auris Health”), which is based in Redwood City, CA and a part of Johnson & Johnson Medical Devices Companies. The MSA (and the initial related Statement of Work thereunder) are effective as of March 3, 2020. Under the MSA, we and Auris Health will collaborate on the development of equipment designed to enable the compatibility of our AEM technology with monopolar instruments produced by Auris Health. The MSA has a term of up to three years, but either party can terminate the MSA sooner upon 10 business days’ prior written notice. After completion of the initial phase, the parties will mutually agree on the timing, parameters and compensation for additional phases under the MSA.

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

Research and Development

We aim to continually expand our AEM Instrument product line to satisfy the evolving needs of surgeons. For AEM technology to fully become a standard of care, we must satisfy surgeons’ preferred instrument shapes, sizes, styles and functionality with integrated AEM technology. This commitment includes expanding the styles of electrosurgical instruments available for MIS applications so that the conversion to AEM technology is transparent to surgeons and does not require significant change in their current surgical techniques. We employ full-time engineers and use independent contractors from time to time in our research and product development efforts. This group continuously explores ways to broaden and enhance the product line. Current research and development efforts are focused primarily on line-extension projects to further expand our AEM Instrument product offering to increase surgeons’ choices and options in laparoscopic surgery. Our research and development expenses were $569,542 in fiscal year 2021 and $748,390 in fiscal year 2020. We expense research and development costs for products and processes as incurred. Costs that are included in research and development expenses include direct salaries, contractor fees, materials, facility costs and administrative expenses that relate to research and development.

Manufacturing, Regulatory Affairs and Quality Assurance

We engage in various manufacturing and assembly activities at our leased facility in Boulder, Colorado. These operations include disposable scissor inserts manufacturing and assembly of our AEM Instrument system as well as fabrication, assembly and test operations for instruments, monitors and accessories. We also have relationships with a number of outside suppliers. Three vendors accounted for approximately 47% of our inventory purchases.

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

We achieved CE marking in August 2000, which required prior certification of our quality system and product documentation. Maintenance of the CE marking status requires periodic audits of the quality system and technical documentation by our European Notified Body, TUV Rheinland. The most recent audit was completed in February 2021.

Patents, Patent Applications and Intellectual Proprietary Rights

We have invested heavily in an effort to protect our valuable technology, and, as a result of this effort, we have been issued 16 unexpired relevant patents that together form a significant intellectual property position. Our patents relate to the basic shielding and monitoring technologies that we incorporate into our AEM products. As of March 31, 2021, we have 16 unexpired United States patents relating to specific implementations of shielding and monitoring in instruments. As of March 31, 2021, there are between two and eighteen years remaining on our AEM patents. We have five patent applications in process and we have four trademarks.

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

Sales of medical devices outside of the United States are subject to United States export requirements and foreign regulatory requirements. Legal restrictions on the sale of imported medical devices vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval and the requirements may differ. Our Certificate of Export from the United States Department of Health and Human Services has expired and we will seek to renew it. However, a specific foreign country in which we wish to sell our products may not accept or continue to accept the Certificate of Export. Entry into the European Economic Area market also requires prior certification of our quality system and product documentation. We achieved CE marking in August 2000, allowing a launch into the European marketplace. Maintenance of the CE marking status requires annual audits of the quality system and technical documentation by our European Notified Body, TUV Rheinland. The most recent audit was completed in February 2021.

During our March 31, 2020 quarter, we received a letter from the FDA. The letter contained a questionnaire regarding Stray Energy and how to prevent patient injuries from Stray Energy during laparoscopic procedures. We provided the FDA with extensive information on burns and our program for eliminating them. A Safety Communication was released by the FDA on May 29, 2020. It is on the FDA's website at: https://www.fda.gov/MedicalDevices/Safety/AlertsandNotices/ucm608637.htm. The Safety Communication states that, "In addition to serving as an ignition source, monopolar energy use can directly result in unintended patient burns from capacitive coupling and intra-operative insulation failure. If a monopolar electrosurgical units (ESU) is used: Do not activate when near or in contact with other instruments.”

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

Employees

As of March 31, 2021, we employed 34 full-time and 1 part-time individuals, of which 8 full-time and 1 part-time are engaged directly in research, development and regulatory activities, 14 full-time in manufacturing/operations, 7 full-time in marketing and sales, and 5 full-time time in administrative positions. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

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

Among the factors that could cause future results and financial condition to be materially different from expectations are:

Covid-19. We are monitoring the ongoing outbreak of Covid-19, and the related mandated precautions to mitigate the spread of the disease, including various business restrictions and its impact on operations, financial position, cash flow, inventory, supply chains, purchasing trends, customer payments, the industry in general and its impact on our employees. The impact of the disease and related public health measures is highly uncertain, cannot be predicted, and will depende upon future developments. During the 2021 fiscal year, our operations were significantly impacted by Covid-19. Revenue for our quarter that ended June 30, 2020, for example, decreased 30% from the prior year quarter. This reduction was primarily due to a significant reduction in elective surgical procedures due to Covid-19, which reduced demand for our products.

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

We may need additional funding to support our operations. We were formed in 1991 and have incurred losses of approximately $22 million since that date. We have primarily financed research, development and operational activities with issuances of our common stock and warrants, the exercise of stock options to purchase our common stock, stock-based compensation expense related to stock options and, in some years, by operating profits. During January 2021, we canceled our relationship with Crestmark Bank. We had no borrowings and incurred a $20,000 exit fee. On August 4, 2020, we received $150,000 in loan funding from the U.S. Small Business Administration (“SBA”) under the Economic Injury Disaster Loan (“EIDL”) program administered by the SBA, which program was expanded pursuant to the CARES Act. The EIDL is evidenced by a promissory note, dated August 1, 2020 in the original principal amount of $150,000 with the SBA, the lender. Under the terms of the Note, interest accrues on the outstanding principal at the rate of 3.75% per annum. The term of the Note is thirty years, though it may be payable sooner upon an event of default under the Note. Under the Note, we will be obligated to make equal monthly payments of principal and interest of $731 beginning on August 1, 2021 through the maturity date of August 1, 2050. The Note may be prepaid in part or in full, at any time, without penalty. During January 2021, we entered into a note agreement with U.S. Bank for $92,000. The note is for five years at a 5% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment. On February 8, 2021, we entered into an unsecured promissory note under the PPP for a principal amount of $533,118. The PPP was established under the Consolidated Appropriations Act of 2020, enacted December 27, 2020. Under the terms of the CARES Act, a PPP loan recipient may apply for, and be granted, forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined based upon the use of loan proceeds for payroll costs, rent and utility costs, and the maintenance of employee and compensation levels. This was our second PPP loan. On April 17, 2020, we entered into an unsecured promissory note under the PPP for a principal amount of $598,567. In the quarter that ended December 31, 2020, we achieved the requirements for forgiveness, and all of the $598,567 was forgiven. We recognized the forgiveness as extinguishment of debt income of $598,567. We expect that we will achieve the requirements for forgiveness of the current note.

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

Our common stock is thinly traded, the prices at which it trades are volatile and the buying or selling actions of a few shareholders may adversely affect our stock price. As of May 31, 2021, we had a public float, which is defined as shares outstanding minus shares held by our officers, directors, or beneficial holders, of greater than 5% of our outstanding common stock, of 5,333,529 shares, or 46% of our outstanding common stock. The average number of shares traded in any given day over the past year has been relatively small compared to the public float. Thus, the actions of a few shareholders either buying or selling shares of our common stock may adversely affect the price of the shares. Historically, thinly-traded securities such as our common stock have experienced extreme price and volume fluctuations that do not necessarily relate to operating performance.

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

Any cybersecurity-related attack, significant data breach or disruption of the information technology systems or networks on which we rely could negatively affect our business. Our operations rely on information technology systems for the use, storage and transmission of sensitive and confidential information with respect to our customers, suppliers, employees and other parties. A malicious cybersecurity-related attack, intrusion or disruption by either an internal or external source or other breach of the systems on which we and our employees conduct business, could lead to unauthorized access to, use of, loss of or unauthorized disclosure of sensitive and confidential information, disruption of our services, and resulting regulatory enforcement actions, litigation, indemnity obligations and other possible liabilities, as well as negative publicity, which could damage our reputation, impair sales and harm our business. Cyberattacks and other malicious internet-based activity continue to increase. In addition to traditional computer “hackers,” malicious code (such as viruses and worms), phishing, employee theft or misuse and denial-of-service attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). Despite efforts to create security barriers to such threats, it is not feasible, as a practical matter, for us to entirely mitigate these risks. If our security measures are compromised as a result of third-party action, employee, customer, or user error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation would be damaged, our data, information or intellectual property, or those of our customers, may be destroyed, stolen or otherwise compromised, our business may be harmed and we could incur significant liability.

Item 1B. Unresolved Staff Comments

Not required for small reporting companies.

Item 2. Properties

We lease 28,696 square feet of office and manufacturing space under noncancelable lease agreements through July 31, 2026 at 6797 Winchester Circle, Boulder, Colorado. We believe that our existing facilities are adequate for our current operations.

Item 3. Legal Proceedings

From time to time, we are involved in various disputes, claims, suits, investigations, and legal proceedings arising in the ordinary course of business. We believe that the resolution of current pending legal matters will not have a material adverse effect on our business, financial condition, results of operations or cash flows. Nonetheless, we cannot predict the outcome of these proceedings, as legal matters are subject to inherent uncertainties, and there exists the possibility that the ultimate resolution of these matters could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

During our fiscal years 2021 and 2020, our common stock has been quoted on the Pink tier, operated by the OTC Markets Group, Inc. The ticker symbol “ECIA” has been assigned to our common stock for over-the-counter quotations. The following table shows the range of high and low bid quotations for each share of our common stock on these markets, for the periods indicated. The bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2021		2020
Fiscal	High	Low	High	Low
First quarter	$0.85	$0.38	$0.44	$0.33
Second quarter	$0.65	$0.40	$0.44	$0.33
Third quarter	$0.66	$0.42	$0.50	$0.36
Fourth quarter	$0.84	$0.46	$0.67	$0.40

We have never paid cash dividends on our common stock and have no present plans to do so. We presently intend to retain any cash generated from operations in the future for use in our business. As of March 31, 2021, there were approximately 94 holders of record of our common stock.

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

Possibility of Operating Losses. We have an accumulated deficit of $21,463,725 at March 31, 2021. We have made significant strides toward improving our operating results. However, due to the ongoing need to develop new products, the need to develop, optimize and train our sales distribution network and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss in future periods.

Sales Growth. We expect to generate increased sales in the U.S. from sales to new hospital customers and to grow AEM instrumentation sales to existing accounts. In fiscal year 2022, we will focus on growing our AEM franchise through a campaign focused on the clinical, economic and safety benefits of AEM technology, a medico-legal initiative and our new AEM products. In addition, prior years’ efforts in vertical integration have given us three core competencies – electrosurgery, instrument design, and manufacturing – which we expect will allow us to increase sales from our strategic partnership initiatives. Our goal is to offer our customers an AEM disposable counterpart for each AEM reusable instrument.

Gross Margin. We believe that if our fiscal year 2022 revenues increase, then our fiscal year 2022 gross profit and gross margin, as a percentage of revenue, will increase due to a higher gross margin on product revenue as a result of an increase in product produced.

Sales and Marketing Expenses. We continue our efforts to expand domestic and international distribution capability, and we believe that sales and marketing expenses will need to be maintained at a healthy level in order to expand our market visibility and optimize the field sales capability of converting new hospital customers to AEM technology. Sales and marketing expenses are expected to increase as we increase our marketing efforts to support our direct sales representatives. In fiscal year 2022, we expect to have six direct sales managers. Each direct sales manager also manages a separate territory.

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

Results of Operations

Net Product revenue. Net product revenue for the fiscal year ended March 31, 2021 (“FY 21”) was $7,010,657, and for the fiscal year ended March 31, 2020 (“FY 20”), net revenue was $7,670,206, a decrease of 9%. The decrease of AEM product net revenue is attributable to business lost from hospitals that used AEM technology during the year. Product revenue for the fiscal year ended March 31, 2021 decreased primarily as a result of the decrease in non-essential surgical procedures performed during this period due to the COVID-19 pandemic.

Net Service revenue. Net service revenue for FY 21 was $527,177, and for FY 20 net revenue was none. Net service revenue was for engineering services performed under a Master Services Agreement with Auris Health, Inc. (“Auris Health”). Auris Health is a part of the Johnson & Johnson family of companies. Under the agreement, we will collaborate on the integration of AEM technology into monopolar instrumentation produced by Auris Health for advanced surgical applications. The engineering services are ongoing. We have substantially completed Phase 1 of the project and Phase 2 was started.

Gross profit. Gross profit in FY 21 was $3,905,103, which represented a decrease of $98,513, or 2%, from gross profit in FY 20 of $4,003,616. Gross profit margin was 52% of net revenue for FY 21 and FY 20. Gross profit decreased in FY 21 from FY 20 due to lower net product revenue that was partially offset by higher net service revenue.

Sales and marketing expenses. Sales and marketing expenses were $2,020,435 in FY 21, a decrease of $73,129, or 3%, from $2,093,564 in FY 20. The decrease was the result of decreased travel and trade shows. The decrease was partially offset by higher sales samples.

General and administrative expenses. General and administrative expenses were $1,376,767 in FY 21, an increase of $58,745, or 4%, from $1,318,022 in FY 20. The increase was the result of an increased bonus accrual and outside services. The net increase was partially offset by decreased regulatory fees, bad debt accrual and bank service charges.

Research and development expenses. Research and development expenses were $569,542 in FY 21, a decrease of $178,848 or 24%, from $748,390 in FY 20. The decrease was the result of decreased compensation, outside services and an allocation of costs to service cost of revenue.

Other income, net. Other income, net of $134,935 for FY 20 included a tariff refund of $75,161 and a non-cash reduction of accounts payables of $56,435.

Net income and loss. Net income in FY 21 of $584,734 represented an income increase of $783,046 compared to FY 20 net loss of $198,312. The increase was principally the result of extinguishment of debt income of $598,567 and decreased operating expenses, as discussed above.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock and, in some years, by operating profits. To date, common stock and additional paid in capital totaled $24,265,831 from our inception through March 31, 2021. Our operations provided $219,946 and used $229,484 of cash in FY 21 and FY 20, respectively, on net revenue of $7,537,834 and $7,670,206 in FY 21 and FY 20, respectively. Working capital was $2,921,743 at March 31, 2021 compared to $1,556,291 at March 31, 2020. The increase in working capital was primarily caused by the FY 21 net income, forgiveness of the first PPP note and the current long-term PPP note. Current liabilities were $1,396,514 at March 31, 2021 compared to $1,408,475 at March 31, 2020.

During January 2021, we canceled our relationship with Crestmark Bank. We had no borrowings and incurred a $20,000 exit fee. On August 4, 2020, we received $150,000 in loan funding from the U.S. Small Business Administration (“SBA”) under the Economic Injury Disaster Loan (“EIDL”) program administered by the SBA, which program was expanded pursuant to the CARES Act. The EIDL is evidenced by a promissory note, dated August 1, 2020 in the original principal amount of $150,000 with the SBA, the lender. Under the terms of the Note, interest accrues on the outstanding principal at the rate of 3.75% per annum. The term of the Note is thirty years, though it may be payable sooner upon an event of default under the Note. Under the Note, we will be obligated to make equal monthly payments of principal and interest of $731 beginning on August 1, 2021 through the maturity date of August 1, 2050. The Note may be prepaid in part or in full, at any time, without penalty. During January 2021, we entered into a note agreement with U.S. Bank for $92,000. The note is for five years at a 5% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment. On February 8, 2021, we entered into an unsecured promissory note under the PPP for a principal amount of $533,118. The PPP was established under the Consolidated Appropriations Act of 2020, enacted December 27, 2020.  Under the terms of the CARES Act, a PPP loan recipient may apply for, and be granted, forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined based upon the use of loan proceeds for payroll costs, rent and utility costs, and the maintenance of employee and compensation levels. This was our second PPP loan. On April 17, 2020, we entered into an unsecured promissory note under the PPP for a principal amount of $598,567. In the quarter that ended December 31, 2020, we achieved the requirements for forgiveness, and all of the $598,567 was forgiven. We recognized the forgiveness as extinguishment of debt income of $598,567. We expect that we will achieve the requirements for forgiveness of the February 2021 PPP note.

We believe that the unique performance of AEM technology and our breadth of independent endorsements provide an opportunity for market share growth. We believe that the market awareness of AEM technology and its endorsements is continually improving and that this will benefit revenue efforts in FY 22. We believe that we enter FY 22 having achieved improvements in the clinical credibility of our technology. Our FY 22 operating plan is focused on growing revenue, increasing gross profits, increasing research and development costs while increasing profits and positive cash flows. We cannot predict with certainty the expected revenue, gross profit, net income or loss and usage of cash, cash equivalents and restricted cash for FY 22. We believe that cash resources and borrowing capacity will be sufficient to fund our operations for at least the next twelve months under our current operating plan. If we are unable to manage business operations in line with our budget expectations, it could have a material adverse effect on business viability, financial position, results of operations and cash flows. Further, if we are not successful in sustaining profitability and remaining at least cash flow break-even, additional capital may be required to maintain ongoing operations.

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

Income Taxes

As of March 31, 2021, net operating loss carryforwards totaling approximately $7.1 million were available to reduce taxable income in the future. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in fiscal year 2022. We have not paid income taxes since our inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including changes in our ownership. We have established a valuation allowance for the entire amount of our deferred tax asset since inception due to our history of losses. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed.

Off-Balance Sheet Financing Arrangements

We do not utilize variable interest entities or other off-balance sheet financial arrangements.

Contractual Obligations

Effective November 9, 2017, we extended our noncancelable lease agreement through July 31, 2024 for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease includes base rent abatement for the first two months, or $55,583, and $145,000 of leasehold improvements granted by the landlord. At the start of the lease on August 1, 2021, the $145,000 will be recorded on our condensed balance sheets as leasehold improvements and deferred rent. The leasehold improvements will be amortized over the lesser of the lease term or the assets life and the deferred rent will be amortized against rent expense over the lease term. Lease expense was $322,961 for the fiscal year ended March 31, 2021 and $297,648 for the fiscal year ended March 31, 2020. The minimum future lease payment, by fiscal year, as of March 31, 2021 is as follows:

Fiscal Year	Amount
2022	$357,667
2023	372,167
2024	386,667
2025	232,139
Total	$1,348,640

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

The minimum future EIDL payment, by fiscal year, as of March 31, 2021 is as follows:

Fiscal Year	Amount
2022	1,997
2023	3,091
2024	3,208
2025	3,331
2026	3,457
Thereafter	136,916
Total	$152,000

During January 2021, we entered into a note agreement with U.S. Bank for $92,000. The note is for five years at a 5% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment.

The minimum future U.S. Bank payment, by fiscal year, as of March 31, 2021 is as follows:

Fiscal Year	Amount
2022	18,400
2023	18,400
2024	18,400
2025	18,400
2026	15,060
Total	$88,660

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease obligations	$1,348,640	$357,667	$758,834	$232,139	$—
EIDL note	152,000	1,997	6,299	6,788	136,916
U.S. Bank note	88,660	18,400	36,800	33,460	—
Totals	$1,589,300	$378,064	$801,933	$272,387	$136,916

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

We record revenue at a single point in time, when control is transferred to the customer, which is consistent with past practice. We will continue to apply our current business processes, policies, systems and controls to support recognition and disclosure. Our shipping policy is FOB Shipping Point. We recognize revenue from sales to stocking distributors when there is no right of return, other than for normal warranty claims. We have no ongoing obligations related to product sales, except for normal warranty obligations. We evaluated the requirement to disaggregate product revenue, and concluded that substantially all of its revenue comes from multiple products within a line of medical devices. Our engineering service contracts are billed on a time and materials basis and revenue is recognized over time as the services are performed

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required, which would increase our expenses during the periods in which any such allowances were made. The amount recorded as a provision for bad debts in each period is based upon our assessment of the likelihood that we will be paid on our outstanding receivables, based on customer-specific as well as general considerations. To the extent that our estimates prove to be too high, and we ultimately collect a receivable previously determined to be impaired, we may record a reversal of the provision in the period of such determination.

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

Item 8. Financial Statements and Supplementary Data

The following financial statements are included in this Report:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Encision Inc.
Boulder, Colorado

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Encision Inc. as of March 31, 2021 and 2020 and the related statements of operations, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Encision Inc. as of March 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Encision Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Inventory Valuation

As discussed in Note 1 of the financial statements, the Company’s balance of inventory was $1,445,134 as of March 31, 2021. The valuation of inventories requires management to make significant assumptions and complex judgments about the future salability of the inventory and its net realizable value. These assumptions include the assessment of net realizable value by inventory category considering future usage and market demand for their products. Additionally, management makes qualitative judgments related to discontinued, slow moving and obsolete inventories.

We identified inventory valuation as a critical audit matter. Auditing these complex judgments and assumptions involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•	Gaining an understanding of management’s process and methodology to develop the estimates.
•	Evaluating the reasonableness of the significant assumptions used by management including those related to inventory usage.
•	Evaluating management’s historical ability to forecast sales for inventory and to identify slow moving inventory.
•	Comparing management’s assertions regarding future product sales to communication between management and the board of directors.
•	Testing the completeness, accuracy and relevance of the underlying data used in management’s estimate.
•	Performing inquiries with appropriate non-financial personnel, including sales and production employees, regarding obsolete or discontinued inventory models, cancelled sales orders and other factors to corroborate management’s assertions regarding qualitative judgments about discontinued, slow moving and obsolete inventory.

/s/ Eide Bailly LLP

We have served as the Company’s auditor since 2008.

Denver, Colorado

June 23, 2021

Encision Inc.

Balance Sheets

	March 31, 2021	March 31, 2020
ASSETS
Current assets:
Cash	$1,474,339	$385,132
Accounts receivable, net of allowance for doubtful accounts of $35,000 at March 31, 2021 and $58,000 at March 31, 2020	1,024,370	881,194
Inventories, net of reserve for obsolescence of $70,000 at March 31, 2021 and $39,000 at March 31, 2020	1,445,134	1,625,901
Prepaid expenses and other assets	154,151	72,639
Total current assets	4,097,994	2,964,766
Equipment:
Furniture, fixtures and equipment, at cost	2,695,297	3,130,640
Accumulated depreciation	(2,429,580)	(2,923,482)
Equipment, net	265,717	207,158
Right of use asset	1,060,971	1,317,057
Patents, net of accumulated amortization of $317,821 at March 31, 2021 and $291,337 at March 31, 2020	213,368	228,296
Other assets	20,496	19,548
TOTAL ASSETS	$5,658,546	$4,736,925
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$389,088	$444,823
Line of credit	—	370,498
Secured notes	20,397	—
Accrued compensation	181,686	218,806
Other accrued liabilities	282,102	96,077
Accrued lease liability	302,978	278,271
Total current liabilities	1,176,251	1,408,475
Long-term liability:
Secured notes	220,263	—
Accrued lease liability	926,808	1,144,432
Unsecured promissory note	533,118	—
Total liabilities	2,856,440	2,552,907
Commitments and contingencies (Note 4)
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 11,582,641 issued and outstanding at March 31, 2021 and 2020	24,265,831	24,232,477
Accumulated (deficit)	(21,463,725)	(22,048,459)
Total shareholders’ equity	2,802,106	2,184,018
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,658,546	$4,736,925

The accompanying notes to financial statements are an integral part of these statements.

Encision Inc.

Statements of Operations

Years Ended	March 31, 2021	March 31, 2020
NET REVENUE:
Product	$7,010,657	$7,670,206
Service	527,177	—
Total revenue	7,537,834	7,670,206

COST OF REVENUE:
Product	3,375,307	3,666,590
Service	257,424	—
Total cost of revenue	3,632,731	3,666,590
GROSS PROFIT	3,905,103	4,003,616
OPERATING EXPENSES:
Sales and marketing	2,020,435	2,093,564
General and administrative	1,376,767	1,318,022
Research and development	569,542	748,390
Total operating expenses	3,966,744	4,159,976
OPERATING (LOSS)	(61,641)	(156,360)
OTHER INCOME (EXPENSE):
Interest expense, net	(87,127)	(43,382)
Extinguishment of debt income	598,567	—
Other income, net	134,935	1,430
Interest expense, extinguishment of debt income and other income, net	646,375	(41,952)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	584,734	(198,312)
Provision for income taxes	—	—
NET INCOME (LOSS)	$584,734	$(198,312)
Net income (loss) per share—basic and diluted	$0.05	$(0.02)
Weighted average shares—basic	11,582,641	11,573,211
Weighted average shares—diluted	11,767,997	11,573,211

The accompanying notes to financial statements are an integral part of these statements.

Encision Inc.

Statements of Shareholders’ Equity

	Shares of Common Stock	Common Stock and Additional Paid-in Capital		Accumulated Deficit	Total Shareholders’ Equity
BALANCES AT MARCH 31, 2019	11,558,355	$24,201,769		$(21,850,147)	$2,351,622
Net loss	—	—		(198,312)	(198,312)
Compensation expense related to equities	—	30,708		—	30,708
Common stock issued	24,286	—	(1)	—	—
BALANCES AT MARCH 31, 2020	11,582,641	$24,232,477		$(22,048,459)	$2,184,018
Net income	—	—		584,734	584,734
Compensation expense related to equities	—	33,354		—	33,354
BALANCES AT MARCH 31, 2021	11,582,641	$24,265,831		$(21,463,725)	$2,802,106

1.	Common stock issued was in exchange for restricted stock units that were exercised; no cash was received.

The accompanying notes to financial statements are an integral part of these statements.

Encision Inc.

Statements of Cash Flows

Years Ended	March 31, 2021	March 31, 2020
Cash flows from (used in) operating activities:
Net income (loss)	$584,734	$(198,312)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Extinguishment of debt income	(598,567)	—
Depreciation and amortization	88,955	137,810
Stock-based compensation expense related to stock options	33,354	30,708
(Recovery from) provision for doubtful accounts, net change	(23,000)	32,000
Provision for (recovery from) for inventory obsolescence, net change	31,000	(11,000)
Other income from release of account payable	(56,435)	—
Change in operating assets and liabilities:
Right of use asset, net	63,169	30,825
Accounts receivable	(120,176)	95,912
Inventories	149,767	(142,358)
Prepaid expenses and other assets	(82,460)	36,490
Accounts payable	700	(134,133)
Accrued compensation and other accrued liabilities	148,905	(107,426)
Net cash provided by (used in) operating activities	219,946	(229,484)
Cash flows (used in) investing activities:
Acquisition of property and equipment	(30,020)	(48,324)
Patent costs	(15,166)	(5,906)
Net cash (used in) investing activities	(45,186)	(54,230)
Cash flows from (used in) financing activities:
(Paydown of) borrowings from credit facility, net change	(370,498)	370,498
Proceeds from secured notes	153,260	—
Proceeds from PPP loans	1,131,685	—
Net cash provided by (used in) financing activities	914,447	370,498
Net increase in cash	1,089,207	86,784
Cash, beginning of fiscal year	385,132	298,348
Cash, end of fiscal year	$1,474,339	$385,132

Supplemental disclosure of non-cash investing activity information:
Acquisition of property and equipment through secured note payable	$87,400	$—
Lease asset		$1,555,150
Lease liability		$(1,619,842)
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$80,251	$43,515
Property and equipment additions transferred from prepaid expenses	$—	$20,887

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

We have an accumulated deficit of $21,463,725 at March 31, 2021. Operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock, and by operating profits. Our liquidity has diminished because of prior years’ operating losses, and we may be required to seek additional capital in the future.

Our strategic marketing and sales plan is designed to expand the use of our products in surgically active hospitals in the United States.

We had net income and a (net loss) available to shareholders of $584,734 and ($198,312) for the fiscal years ended March 31, 2021 and 2020, respectively. At March 31, 2021, we had $1,474,339 in cash available to fund future operations, and outstanding borrowings of $773,778. In February 2021, we entered into an unsecured promissory note under the PPP for a principal amount of $533,118. The PPP was established under the congressionally approved CARES Act. The term of the PPP loan is for two years with an interest rate of 1.0% per year, which will be deferred for the first six months of the term of the loan. After the initial six-month deferral period, the loan requires monthly payments of principal and interest until maturity with respect to any portion of the PPP loan which is not forgiven. Under the terms of the CARES Act, a PPP loan recipient may apply for, and be granted, forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined based upon the use of loan proceeds for payroll costs, rent and utility costs, and the maintenance of employee and compensation levels. We expect to achieve the requirements for forgiveness of the loan.

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

Fair Value of Financial Instruments. Our financial instruments consist of cash, cash equivalents, short-term trade receivables, payables, line of credit, PPP loan, Economic Injury Disaster Loan (“EIDL”) loan and secured notes. The carrying values of cash, cash equivalents, trade receivables, payables, line of credit approximate their fair value due to their short maturities.The fair values of the EIDL Loan approximates the carrying value based on estimated discounted future cash flows using the current rates at which similar loans would be made.

Concentration of Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents, and accounts receivable. The carrying value of all financial instruments approximates fair value. The amount of cash on deposit with financial institutions occasionally exceeds the $250,000 federally insured limit at March 31, 2021. However, we believe that cash on deposit that exceeds $250,000 in the financial institutions is financially sound and the risk of loss is minimal.

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

A summary of the activity in our allowance for doubtful accounts is as follows:

Years Ended	March 31, 2021	March 31, 2020
Balance, beginning of year	$58,000	$26,000
Provision for (recoveries of) estimated losses	(16,322)	32,168
Write-off of uncollectible accounts	(6,678)	(168)
Balance, end of year	$35,000	$58,000

The net accounts receivable balance at March 31, 2021 of $1,024,370 included no more than 14% from any one customer. The net accounts receivable balance at March 31, 2020 of $881,194 included no more than 8% from any one customer.

Warranty Accrual. We provide for the estimated cost of product warranties at the time sales are recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is based upon historical experience and is also affected by product failure rates and material usage incurred in correcting a product failure. Should actual product failure rates or material usage costs differ from our estimates, revisions to the estimated warranty liability would be required. There was no warranty accrual at March 31, 2021.

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

At March 31, 2021 and 2020, inventory consisted of the following:

	March 31, 2021	March 31, 2020
Raw materials	$1,038,094	$1,147,983
Finished goods	477,040	516,918
Total gross inventories	1,515,134	1,664,901
Less reserve for obsolescence	(70,000)	(39,000)
Total net inventories	$1,445,134	$1,625,901

A summary of the activity in our inventory reserve for obsolescence is as follows:

Years Ended	March 31, 2021	March 31, 2020
Balance, beginning of year	$39,000	$50,000
Provision for estimated obsolescence	31,528	(11,000)
Write-off of obsolete inventory	(528)	—
Balance, end of year	$70,000	$39,000

Property and Equipment. Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally three to seven years. We use the straight-line method of depreciation for property and equipment. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized. Depreciation expense for the years ended March 31, 2021 and 2020 was $58,861 and $111,721, respectively.

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

Patents. The costs of applying for patents are capitalized and amortized on a straight-line basis over the lesser of the patent’s economic or legal life (20 years from the date of application in the United States). Capitalized costs are expensed if patents are not issued. We review the carrying value of our patents periodically to determine whether the patents have continuing value and such reviews could result in the conclusion that the recorded amounts have been impaired. A summary of our patents at March 31, 2021 and 2020 is as follows:

	March 31, 2021	March 31, 2020
Patents issued	$496,901	$473,607
Accumulated amortization	(308,155)	(281,649)
Patents issued, net of accumulated amortization	188,746	191,958
Patent applications	34,288	46,026
Accumulated amortization	(9,666)	(9,688)
Patent applications, net of accumulated amortization	24,622	36,338
Total net patents and patent applications	$213,368	$228,296

The expected annual amortization expense related to patents and patent applications as of March 31, 2021, for the next five fiscal years, is as follows:

Fiscal Year	Amount
2022	24,705
2023	24,705
2024	21,787
2025	21,037
2026	20,220
Thereafter	100,914
Total	$213,368

Other Accrued Liabilities. At March 31, 2021 and 2020, other accrued liabilities consisted of the following:

	March 31, 2021	March 31, 2020
Bonus	$95,795	$10,000
Sales commissions	45,370	29,994
Sales and use tax	15,065	12,037
Marketing fees	15,330	10,511
Payroll taxes	93,857	22,712
Miscellaneous	16,685	10,823
Total other accrued liabilities	$282,102	$96,077

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

Advertising Costs. We expense advertising costs as incurred. Advertising expense for the years ended March 31, 2021 and 2020 was minimal.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our statements of operations for fiscal years 2021 and 2020 included compensation expense for share-based payment awards granted prior to, but not yet vested as of March 31, 2021, based on the grant date fair value. Compensation expense for all share-based payment is recognized using the straight-line, single-option method. As stock-based compensation expense recognized in the accompanying statements of operations for fiscal years 2021 and 2020 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Stock-based compensation expense recognized under ASC 718 for fiscal years 2021 and 2020 was $33,354 and $30,708, respectively, which consisted of stock-based compensation expense related to director and employee stock options.

Stock-based compensation expense related to director and employee stock options under ASC 718 for fiscal years 2021 and 2020 was allocated as follows:

Years Ended	March 31, 2021	March 31, 2020
Cost of sales	$3,669	$2,811
Sales and marketing	4,871	3,317
General and administrative	22,632	22,671
Research and development	2,182	1,909
Stock-based compensation expense	$33,354	$30,708

Segment Reporting. We have concluded that we have two operating segments, product and service. Product designs, develops, manufactures and markets patented surgical instruments. Service performs electrical engineering activities for external entities.

	Year Ended March 31, 2021
	Product	Service	Total
Net revenue	$7,010,657	$527,177	$7,537,834
Cost of revenue	3,375,307	257,424	3,632,731
Gross profit	3,635,350	269,753	3,905,103
Operating income (loss)	(357,248)	269,753	(61,641)
Depreciation and amortization	88,955	—	88,955
Capital expenditures	117,420	—	117,420
Equipment and patents, net	$479,085	$—	$479,085

Basic and Diluted Income per Common Share. Net income per share is calculated in accordance with ASC Topic 260, "Earnings Per Share" ("ASC 260"). Under the provisions of ASC 260, basic net income per common share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing the net income for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. Because we had a loss in fiscal year 2020, the shares used in the calculation of dilutive potential common shares exclude options to purchase shares.

The following table presents the calculation of basic and diluted net income (loss) per share:

Years Ended	March 31, 2021	March 31, 2020
Net income (loss)	$584,734	$(198,312)
Weighted-average shares — basic	11,582,641	11,573,211
Effect of dilutive potential common shares	185,356	—
Weighted-average shares — basic and diluted	11,767,997	11,573,211
Net loss per share — basic and diluted	$0.05	$(0.02)
Antidilutive equity units	850,644	998,000

Recent Accounting Pronouncements. In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 adds a current expected credit loss (“CECL”) impairment model to U.S. GAAP that is based on expected losses rather than incurred losses. Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, excluding smaller reporting entities, which will be effective for fiscal years beginning after December 15, 2022. We will adopt ASU 2016-13 beginning April 1, 2023 and do not expect the application of the CECL impairment model to have a significant impact on our allowance for uncollectible amounts for accounts receivable.

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

Under ASC 718, the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of financial information in accordance with ASC 718. The use of a Black-Scholes model requires the use of actual employee exercise behavior data and the use of a number of assumptions including expected volatility, risk-free interest rate and expected dividends. Employee stock options for 110,000 and 185,000 shares of stock were granted during fiscal years 2021 and 2020, respectively.

As of March 31, 2021, $73,000 of total unrecognized compensation costs related to nonvested stock is expected to be recognized over a period of five years. The assumptions for employee stock options are summarized as follows:

Years Ended	March 31, 2021	March 31, 2020
Risk-free interest rate	0.3% to 0.4%	1.2% to 2.4%
Expected life (in years)	5.0	5.0
Expected volatility	87%	87% to 89%
Expected dividend	0%	0%

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

The total fair value of options granted was computed to be approximately $40,000 and $62,000, for the fiscal years ended March 31, 2021 and 2020, respectively. For disclosure purposes, these amounts are amortized ratably over the vesting periods of the options. Effects of stock-based compensation, net of the effect of forfeitures, totaled $33,354 and $30,708 for fiscal years 2021 and 2020, respectively.

The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the use of assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options. A summary of our stock option activity and related information for equity compensation plans approved by security holders for each of the fiscal years ended March 31, 2021 and 2020 is as follows:

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT MARCH 31, 2019	672,000	$0.43
Granted	185,000	0.42
Forfeited/expired	(103,000)	0.71
BALANCE AT MARCH 31, 2020	754,000	$0.39
Granted	110,000	0.54
Forfeited/expired	(72,000)	0.51
BALANCE AT MARCH 31, 2021	792,000	$0.40

A summary of our stock option activity and related information for equity compensation plans not approved by security holders for the fiscal year ended March 31, 2021 is as follows:

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT MARCH 31, 2019	294,000	$0.49
Forfeited/expired	(50,000)	0.36
BALANCE AT MARCH 31, 2020	244,000	$0.52
Forfeited/expired	0	0.00
BALANCE AT MARCH 31, 2021	244,000	$0.52

The following table summarizes information about employee stock options outstanding and exercisable at March 31, 2021:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$0.30 - $0.35	550,000	2.3	$0.33	341,878	$0.32
$0.38 - $0.50	431,000	2.2	$0.43	226,056	$0.42
$0.54 - $0.67	55,000	4.9	$0.59	7,700	$0.55
	1,036,000	2.4	$0.39	575,634	$0.36

The 1,036,000 options outstanding as of March 31, 2021 are nonqualified stock options. The exercise price of all options granted through March 31, 2021 has been equal to or greater than the fair market value, as determined by our Board of Directors or based upon publicly quoted market values of our common stock on the date of the grant.

4.       Commitments and Contingencies

We have a noncancelable lease agreement for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease expires October 31, 2024.

On April 1, 2020, we adopted Accounting Standards Codification (“ASC”) ASC 842 “Leases” using the initial date of adoption method, whereby the adoption does not impact any periods prior to April 1, 2019. ASC Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases’ guidance. We recorded an operating Right of Use (“ROU”) asset of $1,555,150, and an operating lease liability of $1,619,842 as of April 1, 2019. The difference between the initial operating ROU asset and operating lease liability of $64,692 is accrued rent previously recorded under ASC 840. We elected to adopt the package of practical expedients and, accordingly, did not reassess any previously expired or existing arrangements and related classifications under ASC 840.

If the rate implicit in the lease is not readily determinable, we use our incremental borrowing rate as the discount rate. We use our best judgement when determining the incremental borrowing rate, which is the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term to the lease payments.

Our operating lease includes the use of real property. We have not identified any material finance leases as of March 31, 2021.

For the years ended March 31, 2021 and 2020, we had $322,961 and $297,648, respectively, for lease expense.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of March 31, 2021:

Fiscal Year	Amount
2022	357,667
2023	372,167
2024	386,667
2025	232,139
Total operating lease payments	1,348,640
Less imputed interest	(118,854)
Total operating lease liabilities	$1,229,786
Weighted-average remaining lease term	3.5 years
Weighted-average discount rate	5.0%

During January 2021, we canceled our relationship with Crestmark Bank. We had no borrowings and incurred a $20,000 exit fee. Under our agreement with Crestmark Bank, we were provided with a line of credit that was not to exceed the lesser of $1,000,000 or 85% of eligible accounts receivable. The interest rate was prime rate plus 1.5%, with a floor of 6.75%, plus a monthly maintenance fee of 0.4%, based on the average monthly loan balance. Interest was charged on a minimum loan balance of $500,000, a loan fee of 1% annually, and an exit fee of 3%, 2% and 1% during years one, two and three, respectively. On August 4, 2020, we received $150,000 in loan funding from the U.S. Small Business Administration (“SBA”) under the Economic Injury Disaster Loan (“EIDL”) program administered by the SBA, which program was expanded pursuant to the CARES Act. The EIDL is evidenced by a promissory note, dated August 1, 2020 in the original principal amount of $150,000 with the SBA, the lender. Under the terms of the Note, interest accrues on the outstanding principal at the rate of 3.75% per annum. The term of the Note is thirty years, though it may be payable sooner upon an event of default under the Note. Under the Note, we will be obligated to make equal monthly payments of principal and interest of $731 beginning on August 1, 2021 through the maturity date of August 1, 2050. The Note may be prepaid in part or in full, at any time, without penalty. During January 2021, we entered into a note agreement with U.S. Bank for $92,000. The note is for five years at a 5% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment. On February 8, 2021, we entered into an unsecured promissory note under the PPP for a principal amount of $533,118. The PPP was established under the Consolidated Appropriations Act of 2020, enacted December 27, 2020.  Under the terms of the CARES Act, a PPP loan recipient may apply for, and be granted, forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined based upon the use of loan proceeds for payroll costs, rent and utility costs, and the maintenance of employee and compensation levels. This was our second PPP loan. On April 17, 2020, we entered into an unsecured promissory note under the PPP for a principal amount of $598,567. In the quarter that ended December 31, 2020, we achieved the requirements for forgiveness, and all of the $598,567 was forgiven. We recognized the forgiveness as extinguishment of debt income of $598,567. We expect that we will achieve the requirements for forgiveness of the February 8, 2021 PPP note.

The minimum future EIDL payment, by fiscal year, as of March 31, 2021 is as follows:

Fiscal Year	Amount
2022	1,997
2023	3,091
2024	3,208
2025	3,331
2026	3,457
Thereafter	136,916
Total	$152,000

The minimum future U.S. Bank payment, by fiscal year, as of March 31, 2021 is as follows:

Fiscal Year	Amount
2022	18,400
2023	18,400
2024	18,400
2025	18,400
2026	15,060
Total	$88,660

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine our and their compliance with these regulations. As of March 31, 2021, we believe we were in substantial compliance with all known regulations. FDA inspections are conducted periodically at the discretion of the FDA. We were last inspected in October 2019.

Our obligation with respect to employee severance benefits is minimized by the “at will” nature of the employee relationships. Our total obligation with respect to contingent severance benefit obligations was none as of March 31, 2021 and 2020.

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

Income tax provision (benefit) for income taxes is summarized below:

Years Ended	March 31, 2021	March 31, 2020
Current:
Federal	$––	$––
State	––	––
Total current	—	—

Deferred:
Federal	228,000	442,000
State	44,000	71,000
Total deferred	272,000	513,000
Valuation allowance	(272,000)	(513,000)

Total	$—	$—

The following is a reconciliation between the effective rate and the federal statutory rate:

Years Ended	March 31, 2021	March 31, 2020
Expected income tax rate	$123,000	$(42,000)
State income taxes, net of federal tax benefit	23,000	(9,000)
PPP forgiveness	(150,000)
Other permanent differences	1,000	10,000
Research credits	(40,000)	(35,000)
Change in valuation allowance	43,000	76,000
Income tax expense	$—	$—

The components of the net accumulated deferred income tax asset (liability) are as follows:

Years Ended	March 31, 2021	March 31, 2020
Other deferred assets	$148,000	$71,000
Valuation allowance	(148,000)	(71,000)
Current deferred tax assets	—	—

Credits and net operating loss carryforwards	2,151,000	2,222,000
Valuation allowance	(2,151,000)	(2,222,000)
Long-term deferred tax assets	—	—

Total deferred tax assets	—	—
Valuation allowance	—	—
Long-term deferred tax liabilities	—	—

Total deferred tax liabilities	—	—

Net deferred tax assets (liabilities)	$—	$—

The primary components of our deferred tax assets are described below:

Years Ended	March 31, 2021	March 31, 2020
Differences in reporting long-term assets	$148,000	$71,000
Credits and net operating loss carryforwards	2,151,000	2,222,000
Less valuation allowance	(2,299,000)	(2,293,000)
Total deferred tax assets	$—	$—

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

As of March 31, 2021, we had approximately $7.1 million of net operating loss carryovers for tax purposes. Additionally, we have approximately $367,000 of research and development tax credits available to offset future federal income taxes. The net operating loss and credit carryovers begin to expire in the fiscal year ended March 31, 2022. In fiscal years ended after March 31, 2022, net operating losses expire at various dates through March 31, 2041. Our net operating loss carryovers at March 31, 2021 include $455,000 in income tax deductions related to stock options which will be tax effected and the benefit will be reflected as a credit to additional paid-in capital when realized. As such, these deductions are not reflected in our deferred tax assets. The Internal Revenue Code contains provisions, which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests.

6.       Major Customers/Suppliers

We depend on sales that are generated from hospitals’ ongoing usage of AEM surgical instruments. In fiscal year 2021, we generated sales from over 300 hospitals that have changed to AEM products. Auris Health contributed 10% to the total sales. Three vendors accounted for approximately 47% of our inventory purchases.

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

8.  Related Party Transaction

We paid consulting fees of $66,003 and $69,189 to an entity owned by one of our directors in fiscal years 2021 and 2020, respectively.

9. Subsequent Events

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

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9 A (T). Controls and Procedures.

Management’s Evaluation of Disclosures Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2021 due to limited accounting staff which limits our ability to properly review financial disclosures.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2021. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.

Based upon our evaluation of internal controls, our CEO and PFAO determined that we have a material weakness over our entity level control environment as of March 31, 2021. Our preventive and review controls failed to detect errors related to the valuation of inventory and cutoff of service revenue.

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

Changes In Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting during the twelve months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9 B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2020 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2021.

Item 11. Executive Compensation.

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2020 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2020 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2021.

The following table summarizes certain information regarding our equity compensation plan as of March 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding equity units	Weighted-average exercise price of equity units	Number of securities remaining available for future issuance under equity units plan
Equity compensation plans approved by security holders	792,000	$0.40	308,000
Equity compensation plans not approved by security holders	244,000	$0.52	—
Total	1,036,000	$0.39	308,000

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2021 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2021.

Item 14. Principal Accounting Fees and Services.

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2021 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2021.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(b) Exhibits - The following exhibits are attached to this report on Form 10-K or are incorporated herein by reference:

3.1	Articles of Incorporation of the Company, as amended. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).
3.2	Bylaws of the Company. (Incorporated by reference from Current Report on Form 8-K filed on October 30, 2007).
3.3	First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 31, 2017).
4.1	Form of certificate for shares of Common Stock. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).
4.2	Description of Capital Stock. (Incorporated by reference from Annual Report on Form 10-K filed on June 14, 2019)
10.1	Lease Agreement dated June 3, 2004 between Encision Inc. and DaPuzzo Investment Group, LLC (Incorporated by reference from Quarterly Report on Form 10-Q filed on August 12, 2004).

10.2	Encision Inc. 2007 Stock Option Plan (Incorporated by reference from Proxy Statement dated June 30, 2007). †
10.3	Encision Inc. First Amended and Restated 2014 Stock Option Plan (Incorporated by reference from Proxy Statement dated July 6, 2020). †
10.4	Employment Agreement, dated December 17, 2013, between Encision Inc. and Gregory J. Trudel (Incorporated by reference from Current Report on Form 8-K filed on December 23, 2013). †
10.5	Employment Agreement, dated November 14, 2016, between Encision Inc. and Gregory J. Trudel (Incorporated by reference to Exhibit 10-1 to our Current Report on Form 8-K filed on November 18, 2016). †
10.6	Fifth Amendment to Office Building Lease dated November 9, 2017 (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed February 12, 2018).

10.7	PPP Promissory Note dated as of April 17, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 23, 2020).
10.8	Economic Injury Disaster Loan dated as of August 1, 2020 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 14, 2020).
10.9	US Bank Equipment Finance Note dated January 21, 2021**
10.10	PPP Promissory Note dated as of February 8, 2021 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 12, 2021).
31.1	Section 302 Certification of Principal Executive Officer **
31.2	Section 302 Certification of Principal Financial and Accounting Officer **
32.1	Section 906 Certifications **

†	Denotes management contract or compensatory plan or arrangement.
**	Filed herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 23, 2021

ENCISION INC.

By:	/s/ Mala Ray
Mala Ray Controller Principal Accounting Officer & Principal Financial Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Mala Ray	June 23, 2021
Mala Ray Controller Principal Accounting Officer & Principal Financial Officer

/s/ Patrick W. Pace	June 23, 2021
Patrick W. Pace Director

/s/ Robert H. Fries	June 23, 2021
Robert H. Fries Director

/s/ Vern D. Kornelsen	June 23, 2021
Vern D. Kornelsen Director

/s/ Gregory J. Trudel	June 23, 2021
Gregory J. Trudel President and CEO Principal Executive Officer Director

/s/ David W. Newton	June 23, 2021
David W. Newton Vice President - Technology Director

