Form 10-Q
period 2021-06-30
ENCISION INC
filed 2021-08-13
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 21549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated Filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	ECIA	OTC Bulletin Board

Securities registered under Section 12(g) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	11,582,641 Shares
(Class)	(outstanding at July 31, 2021)

ENCISION INC.

FORM 10-Q

For the Three Months Ended June 30, 2021

PART I FINANCIAL INFORMATION

ITEM 1 - Condensed Interim Financial Statements

Encision Inc.

Condensed Balance Sheets

(Unaudited)

	June 30, 2021	March 31, 2021
ASSETS
Current assets:
Cash	$1,328,669	$1,474,339
Accounts receivable, net of allowance for doubtful accounts of $10,000 at June 30, 2021 and $35,000 at March 31, 2021	1,140,971	1,024,370
Inventories, net of reserve for obsolescence of $21,000 at June 30, 2021 and $70,000 at March 31, 2021	1,590,948	1,445,134
Prepaid expenses and other assets	104,452	154,151
Total current assets	4,165,040	4,097,994
Equipment:
Furniture, fixtures and equipment, at cost	2,699,106	2,695,297
Accumulated depreciation	(2,441,546)	(2,429,580)
Equipment, net	257,560	265,717
Right of use asset	993,731	1,060,971
Patents, net of accumulated amortization of $243,488 at June 30, 2021 and $317,821 at March 31, 2021	209,023	213,368
Other assets	26,146	20,496
TOTAL ASSETS	$5,651,500	$5,658,546
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$521,026	$389,088
Secured notes	21,170	20,397
Accrued compensation	215,659	181,686
Other accrued liabilities	182,914	282,102
Accrued lease liability	310,421	302,978
Total current liabilities	1,251,190	1,176,251
Long-term liability:
Secured notes	216,150	220,263
Accrued lease liability	847,438	926,808
Unsecured promissory note	533,118	533,118
Total liabilities	2,847,896	2,856,440
Commitments and contingencies (Note 4)
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 11,582,641 issued and outstanding at June 30, 2021 and March 31,2021	24,274,171	24,265,831
Accumulated (deficit)	(21,470,567)	(21,463,725)
Total shareholders’ equity	2,803,604	2,802,106
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,651,500	$5,658,546

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	June 30, 2021	June 30, 2020
NET REVENUE:
Product	$1,718,404	$1,347,567
Service	290,040	—
Total revenue	2,008,444	1,347,567

COST OF REVENUE:
Product	838,426	700,693
Service	143,050	—
Total cost of revenue	981,476	700,693
GROSS PROFIT	1,026,968	646,874
OPERATING EXPENSES:
Sales and marketing	528,474	367,648
General and administrative	326,721	287,082
Research and development	176,875	141,607
Total operating expenses	1,032,070	796,337
OPERATING (LOSS)	(5,102)	(149,463)
OTHER INCOME (EXPENSE):
Interest expense, net	(1,806)	(17,483)
Other income, net	66	27,641
Interest expense and other income, net	(1,740)	10,158
(LOSS) BEFORE PROVISION FOR INCOME TAXES	(6,842)	(139,305)
Provision for income taxes	—	—
NET (LOSS)	$(6,842)	$(139,305)
Net (loss) per share—basic and diluted	$0.00	$(0.01)
Weighted average shares—basic and diluted	11,582,641	11,582,641

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Cash Flows

(Unaudited)

Three Months Ended	June 30, 2021	June 30, 2020
Cash flows (used in) operating activities:
Net (loss)	$(6,842)	$(139,305)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	26,783	25,784
Stock-based compensation expense related to stock options	8,340	7,534
(Recovery from) provision for doubtful accounts, net change	(25,000)	(13,000)
Provision for (recovery from) for inventory obsolescence, net change	(49,000)	14,000
Change in operating assets and liabilities:
Right of use asset, net	(4,687)	20,437
Accounts receivable	(91,601)	97,239
Inventories	(96,813)	(96,456)
Prepaid expenses and other assets	44,049	(39,757)
Accounts payable	131,938	(52,175)
Accrued compensation and other accrued liabilities	(65,216)	11,294
Net cash (used in) operating activities	(128,049)	(164,405)
Cash flows (used in) investing activities:
Acquisition of property and equipment	(6,720)	—
Patent costs	(7,561)	(4,334)
Net cash (used in) investing activities	(14,281)	(4,334)
Cash flows from (used in) financing activities:
(Paydown of) borrowings from credit facility, net change	—	(186,541)
(Paydown of) secured notes	(3,340)	—
Unsecured promissory note	—	598,567
Net cash generated by (used in) financing activities	(3,340)	412,026

Net (decrease) increase in cash	(145,670)	243,287
Cash, beginning of fiscal year	1,474,339	385,132
Cash, end of fiscal year	$1,328,669	$628,419

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$1,806	$17,483

The accompanying notes to financial statements are an integral part of these condensed statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2021

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

We have an accumulated deficit of $21,470,567 at June 30, 2021. A significant portion of our operating funds have been provided by issuances of our common stock and warrants, and the exercise of stock options to purchase our common stock. Shareholders’ equity increased by $1,498 since March 31, 2021 as a result of our loss of $(6,842) and share-based compensation of $8,340. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital.

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

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The condensed interim financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 filed on June 23, 2021.

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

Fair Value of Financial Instruments. Our financial instruments consist of cash, trade receivables, payables, PPP loan and Economic Injury Disaster Loan (“EIDL”) loan. The carrying values of cash and trade receivables approximate their fair value due to their short maturities.The fair values of the EIDL Loan approximates the carrying value based on estimated discounted future cash flows using the current rates at which similar loans would be made.

Concentration of Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and accounts receivable. From time to time, the amount of cash on deposit with financial institutions may exceed the $250,000 federally insured limit at June 30, 2021. We believe that our cash on deposit that exceeds $250,000 with financial institutions is financially sound and the risk of loss is minimal.

We have no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. We maintain the majority of our cash balances with one financial institution in the form of demand deposits.

Accounts receivable are typically unsecured and are derived from transactions with and from entities in the healthcare industry primarily located in the United States. Accordingly, we may be exposed to credit risk generally associated with the healthcare industry. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The net accounts receivable balance at June 30, 2021 of $1,140,971 and at March 31, 2021 of $1,024,370 included no more than 12% from any one customer.

Inventories. Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At June 30, 2021 and March 31, 2021 inventory consisted of the following:

	June 30, 2021	March 31, 2021
Raw materials	$1,231,083	$1,038,094
Finished goods	380,865	477,040
Total gross inventories	1,611,948	1,515,134
Less reserve for obsolescence	(21,000)	(70,000)
Total net inventories	$1,590,948	$1,445,134

Property and Equipment. Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally five to seven years. Depreciation expense for the three months ended June 30, 2021 and 2020 was $14,877 and $18,418, respectively. We use the straight-line method of depreciation for property and equipment. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized.

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

Income Taxes. We account for income taxes under the provisions of FASB Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. ASC 740 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits, which, more likely than not based on current circumstances, are not expected to be realized. As a result, no provision for income tax is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. We are required to make many subjective assumptions and judgments regarding our income tax exposures. At June 30, 2021, we had no unrecognized tax benefits, which would affect the effective tax rate if recognized and had no accrued interest, or penalties related to uncertain tax positions.

Revenue Recognition. We record revenue at a single point in time, when control is transferred to the customer. We will continue to apply our current business processes, policies, systems and controls to support recognition and disclosure. Our shipping policy is FOB Shipping Point. We recognize revenue from sales to stocking distributors when there is no right of return, other than for normal warranty claims. We have no ongoing obligations related to product sales, except for normal warranty obligations. As presented on the Statement of Operations our revenue is disaggregated between product revenue and service revenue. As it relates specifically to product revenue, we do not believe further disaggregation is necessary as substantially all of our product revenue comes from multiple products within a line of medical devices. Our engineering service contracts are billed on a time and materials basis and revenue is recognized over time as the services are performed.

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

Stock-based compensation expense recognized under ASC 718 for the three months ended June 30, 2021 and 2020 was $8,340 and $7,534, respectively, which consisted of stock-based compensation expense related to grants of employee stock options.

Segment Reporting. We have concluded that we have two operating segments, product and service. Product designs, develops, manufactures and markets patented surgical instruments. Service performs electrical engineering activities for external entities.

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
	Product	Service	Total	Product	Service	Total
Net revenue	$1,718,404	$290,040	$2,008,444	$1,347,567	$—	$1,347,567
Cost of revenue	838,426	143,050	981,476	700,693	—	700,693
Gross profit	879,978	146,990	1,026,968	646,874	—	646,874
Operating income (loss)	(152,092)	146,990	(5,102)	(149,463)	—	(149,463)
Depreciation and amortization	26,783	—	26,783	25,784	—	25,784
Patent and capital expenditures	14,281	—	14,281	4,334	—	4,334
Equipment and patents, net	$466,583	$—	$466,583	$479,085	$—	$479,085

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

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended
	June 30, 2021	June 30, 2020
Net (loss)	$(6,842)	$(139,305)
Weighted-average basic shares outstanding	11,582,641	11,582,641
Effect of dilutive securities	—	—
Weighted-average diluted shares	11,582,641	11,582,641
Basic net (loss) per share	$0.00	$(0.01)
Diluted net (loss) per share	$0.00	$(0.01)
Antidilutive employee stock options	1,036,000	1,018,000

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

The minimum future lease payment, by fiscal year, as of June 30, 2021 is as follows:

Fiscal Year	Amount
2022	$270,667
2023	372,167
2024	386,667
2025	229,722
Total	$1,259,223

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

The minimum future EIDL payment, by fiscal year, as of June 30, 2021 is as follows:

Fiscal Year	Amount
2022	2,770
2023	3,091
2024	3,208
2025	3,331
2026	3,457
Thereafter	136,143
Total	$152,000

During January 2021, we entered into a note agreement with U.S. Bank for $92,000. The note is for five years at a 5% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment.

The minimum future principal U.S. Bank payment, by fiscal year, as of June 30, 2021 is as follows:

Fiscal Year	Amount
2022	18,400
2023	18,400
2024	18,400
2025	18,400
2026	11,720
Total	$85,320

Aside from the operating lease, EIDL loan and U.S. Bank loan, we do not have any material contractual commitments requiring settlement in the future.

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine compliance with these regulations. We believe that we were in substantial compliance with all known regulations at June 30, 2021. FDA inspections are conducted periodically at the discretion of the FDA. Our latest inspection by the FDA occurred in October 2019.

Note 5. SHARE-BASED COMPENSATION

The provisions of ASC 718-10-55 requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and RSUs, based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options for the three months ended June 30, 2021 and 2020, which was allocated as follows:

	Three Months Ended
	June 30, 2021	June 30, 2020
Cost of sales	$918	$718
Sales and marketing	1,218	1,158
General and administrative	5,658	5,172
Research and development	546	486
Stock-based compensation expense	$8,340	$7,534

Share-based compensation cost for stock options is measured at the grant date, based on the fair value as calculated by the Black-Scholes-Merton ("BSM") option-pricing model. The BSM option-pricing model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk-free interest rate and expected dividends. There were no stock options granted and no stock options forfeited during the three months ended June 30, 2021, and 20,000 stock options granted and no stock options forfeited during the three months ended June 30, 2020.

As of June 30, 2021, approximately $65,000 of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over a period of five years.

Note 6. RELATED PARTY TRANSACTION

We paid consulting fees of $28,816 and $14,603 to an entity owned by one of our directors during the three months ended June 30, 2021 and 2020, respectively.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this section on Management’s Discussion and Analysis are not historical facts, including statements about our strategies and expectations with respect to new and existing products, market demand, acceptance of new and existing products, marketing efforts, technologies and opportunities, market and industry segment growth, and return on investments in products and markets. These statements are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward looking statements. All forward looking statements in this section on Management’s Discussion and Analysis are based on information available to us on the date of this document, and we assume no obligation to update such forward looking statements. Readers of this Form 10-Q are strongly encouraged to review the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended March 31, 2021.

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

When a hospital or surgery center changes to AEM technology, we receive recurring revenue from sales of replacement instruments. We believe that there is no directly competing technology to supplant AEM products. The replacement market of reusable and disposable AEM products in hospitals and surgery centers that use our AEM technology represented over 90% of our product revenue during the three months ended June 30, 2021. This revenue stream is expected to grow as the base of accounts using AEM technology expands. In addition, we intend to further develop disposable versions of more of our AEM products in order to meet market demands and expand our sales opportunities.

We have an accumulated deficit of $21,470,567 at June 30, 2021. A significant portion of our operating funds have been provided by issuances of our common stock and warrants and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital.

During the three months ended June 30, 2021, we used $128,049 of cash in our operating activities and used $6,720 for investments in property and equipment. As of June 30, 2021, we had $1,328,669 in cash available to fund future operations, a decrease of $145,670 from March 31, 2021. Our working capital was $2,913,850 at June 30, 2021 compared to $2,921,743 at March 31, 2021.

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

We believe that the unique performance of the AEM technology and our breadth of independent endorsements provide an opportunity for continued market share growth. In our view, market awareness and awareness of the clinical credibility of the AEM technology, as well as awareness of our endorsements, are improving, and we expect this awareness to benefit our sales efforts for the remainder of fiscal year 2022. Our objectives for the remainder of fiscal year 2022 are to optimize sales execution, to expand market awareness of the AEM technology and to maximize the number of additional hospital and surgery center accounts switching to AEM instruments while retaining existing customers. In addition, acceptance of AEM products depends on surgeons’ preference for our instruments, which depends on factors such as ergonomics, quality and ease of use in addition to the technological and safety advantages of AEM products. If surgeons prefer other instruments to our instruments, our business results will suffer.

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

Possibility of Operating Losses: We have an accumulated deficit of $21,470,567 at June 30, 2021. A significant portion of our operating funds have been provided by issuances of our common stock and warrants, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital. We have made strides toward improving our operating results but due to the ongoing need to develop, optimize and train our direct sales managers and the independent sales representative network, the need to support the development of refinements to our product line, and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to raise additional capital.

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

Results of Operations

For the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020.

Net Product revenue. Net product revenue for the quarter ended June 30, 2021 was $1,718,404 compared to $1,347,567 for the quarter ended June 30, 2020, an increase of 27%. The increase of AEM product net revenue is attributable to normalization of hospitals that used AEM technology during the quarter.

Net Service revenue. Net service revenue for the quarter ended June 30, 2021 was $290,040 compared to none for the quarter ended June 30, 2020. Net service revenue was for engineering services performed under a Master Services Agreement with Auris Health, Inc. (“Auris Health”). Auris Health is a part of the Johnson & Johnson family of companies. Under the agreement, we will collaborate on the integration of AEM technology into monopolar instrumentation produced by Auris Health for advanced surgical applications. The engineering services are ongoing.

Gross profit. Gross profit for the quarter ended June 30, 2021 of $1,026,968 represented an increase of 59% from gross profit of $646,874 for the quarter ended June 30, 2020. Gross profit increased in line with increased revenue. Gross profit as a percentage of sales (gross margins) was 51% for the quarter ended June 30, 2021 and 48% for the quarter ended June 30, 2020. The gross margin increase from last year’s quarter was primarily the result of more units of product produced, thereby resulting in a lower labor and overhead cost per unit.

Sales and marketing expenses. Sales and marketing expenses of $528,474 for the quarter ended June 30, 2021 represented an increase of 43% from sales and marketing expenses of $367,648 for the quarter ended June 30, 2020. The increase was the result of higher commissions on higher product revenue, increased sales samples, and travel.

General and administrative expenses. General and administrative expenses of $326,721 for the quarter ended June 30, 2021 represented an increase of 14% from general and administrative expenses of $287,082 for the quarter ended June 30, 2020. The increase was the result of an increase to compensation and reduced by bad debt accrual.

Research and development expenses. Research and development expenses of $176,875 for the quarter ended June 30, 2021 represented an increase of 25% compared to $141,607 for the quarter ended June 30, 2020. The increase was the result of an increase of test materials.

Net loss. Net loss was $6,842 for the quarter ended June 30, 2021 compared to net loss of $139,305 for the quarter ended June 30, 2020. The net loss decrease was principally a result of service revenue that was not recognized in the prior year.

The results of operations for the three months ended June 30, 2021 are not necessarily indicative of the results of operations for all or any part of the balance of the fiscal year.

Liquidity and Capital Resources

To date, a significant portion of our operating funds have been provided by issuances of our common stock and warrants, and the exercise of stock options to purchase our common stock. Common stock and additional paid in capital totaled $24,274,171 from inception through June 30, 2021.

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

Our operations used $128,049 of cash during the three months ended June 30, 2021 on net revenue of $2,008,444. Cash was principally used by an increase to inventories and provided by an increase to accounts payable. The amounts of cash used by operations for the three months ended June 30, 2021 are not necessarily indicative of the expected amounts of cash to be generated from or used in operations in fiscal year 2021. At June 30, 2021, we had $1,328,669 in cash available to fund future operations. Our working capital was $2,923,850 at June 30, 2021 compared to $2,921,743 at March 31, 2020. Current liabilities were $1,251,190 at June 30, 2021 compared to $1,176,251 at March 31, 2020. We have a noncancelable lease agreement for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease expires October 31, 2024.

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

The minimum future lease payment, by fiscal year, as of June 30, 2021 is as follows:

Fiscal Year	Amount
2022	$270,667
2023	372,167
2024	386,667
2025	229,722
Total	$1,259,223

The minimum future EIDL payment, by fiscal year, as of June 30, 2021 is as follows:

Fiscal Year	Amount
2022	2,770
2023	3,091
2024	3,208
2025	3,331
2026	3,457
Thereafter	136,143
Total	$152,000

The minimum future principal U.S. Bank payment, by fiscal year, as of June 30, 2021 is as follows:

Fiscal Year	Amount
2022	18,400
2023	18,400
2024	18,400
2025	18,400
2026	11,720
Total	$85,320

Aside from the operating lease, EIDL loan and U.S. Bank loan, we do not have any material contractual commitments requiring settlement in the future.

As of June 30, 2021, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$1,259,223	$363,709	$723,223	$172,291	$—
EIDL loan	152,000	3,543	6,211	5,955	136,291
U.S. Bank loan	85,320	18,400	36,800	30,120	—
Total	$1,496,543	$385,652	$766,234	$208,366	$136,291

Our fiscal year 2022 operating plan is focused on increasing new accounts, retaining existing customers, growing revenue, increasing gross profits and conserving cash. We are investing in research and development efforts to develop next generation versions of the AEM product line. We have invested in manufacturing property and equipment to manufacture disposable scissors inserts internally and to reduce our cost of product revenue. We cannot predict with certainty the expected revenue, gross profit, net income or loss and usage of cash for fiscal year 2022. If we are unable to manage our business operations in line with budget expectations, it could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

Income Taxes

As of March 31, 2021, net operating loss carryforwards totaling approximately $7.1 million are available to reduce taxable income in the future. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the fiscal year ending March 31, 2022. We have not paid income taxes since our inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including changes in ownership interests. We have established a valuation allowance for the entire amount of our deferred tax asset since inception due to our history of losses. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. If some or all of the valuation allowance were reversed, then, to the extent of the reversal, a tax benefit would be recognized which would result in an increase to net income.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosures Controls and Procedures

Our management, comprised of our Chief Executive Officer (CEO) and Principal Financial and Accounting Officer (PFAO) evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, and taking the matters described below into account, the Company’s CEO and PFAO have concluded that our disclosure controls and procedures over financial reporting were not effective during reporting period ended June 30, 2021.

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

PART II.

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

ITEM 1A.  RISK FACTORS

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors disclosed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2021. There have been no material changes to our risk factors from those included in our Annual Report on Form 10-K for the year ended March 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended March 31, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Tthe following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

3.1	Articles of Incorporation of the Company, as amended. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).
3.2	Bylaws of the Company. (Incorporated by reference from Current Report on Form 8-K filed on October 30, 2007).
3.3	First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on May 31, 2017).
4.1	Form of certificate for shares of Common Stock. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).
4.2	Description of Capital Stock. (Incorporated by reference from Annual Report on Form 10-K filed on June 14, 2019)
31.1	Certification of President and CEO under Rule 13a-14(a) of the Exchange Act (filed herewith).
31.2	Certification of Principal Financial and Accounting Officer under Rule 13a-14(a) of the Exchange Act (filed herewith).
32.1	Certifications of President and CEO and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	The following materials from Encision Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Income, (iii) the unaudited Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged at Level I.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Encision Inc.

August 13, 2021	By:	/s/ Mala Ray
Date		Mala Ray Controller Principal Accounting Officer & Principal Financial Officer

