Form 10-Q
period 2021-09-30
ENCISION INC
filed 2021-11-15
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 21549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	ECIA	OTC Bulletin Board

Securities registered under Section 12(g) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	11,676,501 Shares
(Class)	(outstanding at October 31, 2021)

ENCISION INC.

FORM 10-Q

For the Three and Six Months Ended September 30, 2021

PART I FINANCIAL INFORMATION

ITEM 1 - Condensed Interim Financial Statements

Encision Inc.

Condensed Balance Sheets

(Unaudited)

	September 30, 2021	March 31, 2021
ASSETS
Current assets:
Cash	$1,604,942	$1,474,339
Accounts receivable, net of allowance for doubtful accounts of $0 at September 30, 2021 and $35,000 at March 31, 2021	1,052,196	1,024,370
Inventories, net of reserve for obsolescence of $39,000 at September 30, 2021 and $70,000 at March 31, 2021	1,521,499	1,445,134
Prepaid expenses and other assets	95,604	154,151
Total current assets	4,274,241	4,097,994
Equipment:
Furniture, fixtures and equipment, at cost	2,698,486	2,695,297
Accumulated depreciation	(2,451,585)	(2,429,580)
Equipment, net	246,901	265,717
Right of use asset	925,583	1,060,971
Patents, net of accumulated amortization of $255,260 at September 30, 2021 and $317,821 at March 31, 2021	198,012	213,368
Other assets	26,146	20,496
TOTAL ASSETS	$5,670,883	$5,658,546
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$527,883	$389,088
Secured notes	18,400	20,397
Accrued compensation	204,800	181,686
Other accrued liabilities	442,526	282,102
Accrued lease liability	317,957	302,978
Total current liabilities	1,511,566	1,176,251
Long-term liability:
Secured notes	215,580	220,263
Accrued lease liability	764,651	926,808
Unsecured promissory note	—	533,118
Total liabilities	2,491,797	2,856,440
Commitments and contingencies (Note 4)
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 11,676,501 issued and outstanding at September 30, 2021 and 11,582,641 issued and outstanding at March 31,2021	24,290,085	24,265,831
Accumulated (deficit)	(21,110,999)	(21,463,725)
Total shareholders’ equity	3,179,086	2,802,106
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,670,883	$5,658,546

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
NET REVENUE:
Product	$1,895,196	$1,781,260	$3,613,600	$3,094,139
Service	217,649	99,148	507,689	133,836
Total revenue	2,112,845	1,880,408	4,121,289	3,227,975

COST OF REVENUE:
Product	1,061,884	841,381	1,900,311	1,524,729
Service	106,386	51,432	249,436	68,776
Total cost of revenue	1,168,270	892,813	2,149,747	1,593,505
GROSS PROFIT	944,575	987,595	1,971,542	1,634,470
OPERATING EXPENSES:
Sales and marketing	561,545	564,617	1,090,019	932,265
General and administrative	340,485	338,541	667,205	625,625
Research and development	213,162	162,455	390,037	304,062
Total operating expenses	1,115,192	1,065,613	2,147,261	1,861,952
OPERATING (LOSS)	(170,617)	(78,018)	(175,719)	(227,482)
Interest expense, net	(1,806)	(17,154)	(3,612)	(34,633)
Extinguishment of debt income	533,118	—	533,118	—
Other income (expense), net	(1,128)	103,958	(1,061)	131,596
Interest expense, extinguishment of debt income and other income (expense), net	530,184	86,804	528,445	96,963
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	359,567	8,786	352,726	(130,519)
Provision for income taxes	—	—	—	—
NET INCOME (LOSS)	$359,567	$8,786	$352,726	$(130,519)
Net income (loss) per share—basic and diluted	$0.03	$0.00	$0.03	$(0.01)
Weighted average shares—basic	11,610,958	11,582,641	11,594,619	11,582,641
Weighted average shares—diluted	11,819,567	11,745,161	11,776,137	11,582,641

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Cash Flows

(Unaudited)

Six Months Ended	September 30, 2021	September 30, 2020
Cash flows provided by (used in) operating activities:
Net income (loss)	$352,726	$(130,519)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Extinguishment of debt income	(533,118)	—
Depreciation and amortization	53,595	47,323
Stock-based compensation expense related to stock options	15,728	16,530
(Recovery from) doubtful accounts, net change	(35,000)	(31,000)
Provision for (recovery from) inventory obsolescence, net change	(31,000)	23,000
Other income from release of accounts payable	—	(56,435)
Change in operating assets and liabilities:
Right of use asset, net	(11,790)	72,542
Accounts receivable	7,174	(126,046)
Inventories	(45,365)	45,576
Prepaid expenses and other assets	52,897	810
Accounts payable	138,795	(91,159)
Accrued compensation and other accrued liabilities	183,538	66,514
Net cash provided by (used in) operating activities	148,180	(162,864)
Cash flows (used in) investing activities:
Acquisition of property and equipment	(11,100)	(363)
Patent costs	(8,323)	(9,928)
Net cash (used in) investing activities	(19,423)	(10,291)
Cash flows from financing activities:
Net proceeds from options exercised	8,526	—
Borrowings from credit facility, net change	—	46,008
(Paydown of) secured notes	(6,680)	—
Unsecured promissory note	—	598,567
EIDL loan	—	150,640
Net cash generated by financing activities	1,846	795,215

Net increase in cash	130,603	622,060
Cash, beginning of fiscal year	1,474,339	385,132
Cash, end of fiscal quarter	$1,604,942	$1,007,192

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$3,612	$34,633

The accompanying notes to financial statements are an integral part of these condensed statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

We have an accumulated deficit of $21,110,999 at September 30, 2021. A significant portion of our operating funds have been provided by issuances of our common stock and warrants, and the exercise of stock options to purchase our common stock. Shareholders’ equity increased by $376,980 since March 31, 2021 as a result of our net income of $352,726, share-based compensation of $15,728 and net proceeds from stock options exercised of $8,526. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital.

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

Fair Value of Financial Instruments. Our financial instruments consist of cash, trade receivables, payables and Economic Injury Disaster Loan (“EIDL”) loan. The carrying values of cash and trade receivables approximate their fair value due to their short maturities.The fair values of the EIDL Loan approximates the carrying value based on estimated discounted future cash flows using the current rates at which similar loans would be made.

Concentration of Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and accounts receivable. From time to time, the amount of cash on deposit with financial institutions may exceed the $250,000 federally insured limit at September 30, 2021. We believe that our cash on deposit that exceeds $250,000 with financial institutions is financially sound and the risk of loss is minimal.

We have no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. We maintain the majority of our cash balances with one financial institution in the form of demand deposits.

Accounts receivable are typically unsecured and are derived from transactions with and from entities in the healthcare industry primarily located in the United States. Accordingly, we may be exposed to credit risk generally associated with the healthcare industry. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The net accounts receivable balance at September 30, 2021 of $1,052,196 and at March 31, 2021 of $1,024,370 included no more than 17% from any one customer.

Inventories. Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At September 30, 2021 and March 31, 2021 inventory consisted of the following:

	September 30, 2021	March 31, 2021
Raw materials	$1,199,069	$1,038,094
Finished goods	361,430	477,040
Total gross inventories	1,560,499	1,515,134
Less reserve for obsolescence	(39,000)	(70,000)
Total net inventories	$1,521,499	$1,445,134

Property and Equipment. Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally five to seven years. Depreciation expense for the three and six months ended September 30, 2021 was $15,039 and $29,916, respectively, and for the three and six months ended September 30, 2020 was $13,859 and $32,277, respectively. We use the straight-line method of depreciation for property and equipment. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized.

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

Income Taxes. We account for income taxes under the provisions of FASB Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. ASC 740 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits, which, more likely than not based on current circumstances, are not expected to be realized. As a result, no provision for income tax is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. We are required to make many subjective assumptions and judgments regarding our income tax exposures. At September 30, 2021, we had no unrecognized tax benefits, which would affect the effective tax rate if recognized and had no accrued interest, or penalties related to uncertain tax positions.

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

Deferred Revenue. We record a contract liability to deferred revenue when funds are received prior to the recognition of the associated revenue. Deferred revenue as of September 30, 2021 and March 31, 2021 includes a contract liability for customer prepayments and is included in other accrued liabilities. Deferred revenue as of September 30, 2021 and March 31, 2020 includes customer prepayments of $250,000 and $0, respectively and is included in other accrued liabilities.

.Research and Development Expenses We expense research and development costs for products and processes as incurred.

Stock-Based Compensation. Stock-based compensation is presented in accordance with the guidance of ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”). Under the provisions of ASC 718, we are required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our statements of operations.

Stock-based compensation expense recognized under ASC 718 for the three and six months ended September 30, 2021 was $7,388 and $15,728, respectively and for the three and six months ended September 30, 2020 was $8,997 and $16,530, respectively, which consisted of stock-based compensation expense related to grants of employee stock options.

Segment Reporting. We have concluded that we have two operating segments, product and service. Product designs, develops, manufactures and markets patented surgical instruments. Service performs electrical engineering activities for external entities.

	Three Months Ended September 30, 2021			Six Months Ended September 30, 2021
	Product	Service	Total	Product	Service	Total
Net revenue	$1,895,196	$217,649	$2,112,845	$3,613,600	$507,689	$4,121,289
Cost of revenue	1,061,884	106,386	1,168,270	1,900,311	249,436	2,149,747
Gross profit	833,312	111,263	944,575	1,713,289	258,253	1,971,542
Operating income (loss)	(281,880)	111,263	(170,617)	(433,972)	258,253	(175,719)
Depreciation and amortization	26,811	—	26,811	53,595	—	53,595
Patent and capital expenditures	5,142	—	5,142	19,423	—	19,423
Equipment and patents, net	$444,913	$—	$444,913	$444,913	$—	$444,913

	Three Months Ended September 30, 2020			Six Months Ended September 30, 2020
	Product	Service	Total	Product	Service	Total
Net revenue	$1,781,260	$99,148	$1,880,408	$3,094,139	$133,836	$3,227,975
Cost of revenue	841,381	51,432	892,813	1,524,729	68,776	1,593,505
Gross profit	939,879	47,716	987,595	1,569,410	65,060	1,634,470
Operating income (loss)	(125,734)	47,716	(78,018)	(292,542)	65,060	(227,482)
Depreciation and amortization	25,784	—	25,784	47,323	—	47,323
Patent and capital expenditures	4,334	—	4,334	10,291	—	10,291
Equipment and patents, net	$479,085	$—	$479,085	$479,085	$—	$479,085

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

Note 3.BASIC AND DILUTED INCOME AND LOSS PER COMMON SHARE

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	September 30, 2020		September 30, 2021
Net income (loss)	$359,567	$8,786	$352,726	$(130,519)
Weighted-average basic shares outstanding	11,610,958	11,582,641	11,594,619	11,582,641
Effect of dilutive securities	208,609	162,520	181,518	—
Weighted-average diluted shares	11,819,567	11,745,161	11,776,137	11,582,641
Basic net income (loss) per share	$0.03	$0.00	$0.03	$(0.01)
Diluted net income (loss) per share	$0.03	$0.00	$0.03	$(0.01)
Antidilutive employee stock options	697,391	913,480	724,482	1,076,000

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

The minimum future lease payment, by fiscal year, as of September 30, 2021 is as follows:

Fiscal Year	Amount
2022	$181,250
2023	372,167
2024	386,667
2025	232,139
Total	$1,172,223

During January 2021, we canceled our relationship with Crestmark Bank. We had no borrowings and incurred a $20,000 exit fee.

On August 4, 2020, we received $150,000 in loan funding from the U.S. Small Business Administration (“SBA”) under the Economic Injury Disaster Loan (“EIDL”) program administered by the SBA, which program was expanded pursuant to the CARES Act. The EIDL is evidenced by a promissory note, dated August 1, 2020 in the original principal amount of $150,000 with the SBA, the lender. Under the terms of the Note, interest accrues on the outstanding principal at the rate of 3.75% per annum. The term of the Note is thirty years, though it may be payable sooner upon an event of default under the Note. Under the Note, we will be obligated to make equal monthly payments of principal and interest of $774 beginning on August 1, 2022 through the maturity date of August 1, 2050. The Note may be prepaid in part or in full, at any time, without penalty.

During January 2021, we entered into a note agreement with U.S. Bank for $92,000. The note is for five years at a 5% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment.

On February 8, 2021, we entered into an unsecured promissory note under the PPP for a principal amount of $533,118. The PPP was established under the Consolidated Appropriations Act of 2020, enacted December 27, 2020. Under the terms of the CARES Act, a PPP loan recipient may apply for, and be granted, forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined based upon the use of loan proceeds for payroll costs, rent and utility costs, and the maintenance of employee and compensation levels. This was our second PPP loan. On April 17, 2020, we entered into an unsecured promissory note under the PPP for a principal amount of $598,567. In the quarter that ended December 31, 2020, we achieved the requirements for forgiveness, and all of the $598,567 was forgiven. We recognized the forgiveness as extinguishment of debt income of $598,567. During the quarter that ended September 30, 2021, we achieved the requirements for forgiveness of the second note and recognized the forgiveness as extinguishment of debt income of $533,118.

The minimum future EIDL payment, by fiscal year, as of September 30, 2021 is as follows:

Fiscal Year	Amount
2022	—
2023	3,091
2024	3,208
2025	3,331
2026	3,457
Thereafter	141,433
Total	$154,520

During January 2021, we entered into a note agreement with U.S. Bank for $92,000. The note is for five years at a 5% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment.

The minimum future principal U.S. Bank payment, by fiscal year, as of September 30, 2021 is as follows:

Fiscal Year	Amount
2022	18,400
2023	18,400
2024	18,400
2025	18,400
2026	5,860
Total	$79,460

Aside from the operating lease, EIDL loan and U.S. Bank loan, we do not have any material contractual commitments requiring settlement in the future.

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine compliance with these regulations. We believe that we were in substantial compliance with all known regulations at September 30, 2021. FDA inspections are conducted periodically at the discretion of the FDA. Our latest inspection by the FDA occurred in October 2019.

Note 5. SHARE-BASED COMPENSATION

The provisions of ASC 718-10-55 requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and RSUs, based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options for the three and six months ended September 30, 2021 and 2020, which was allocated as follows:

	Three Months Ended		Six Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Cost of sales	$(387)	$1,116	$531	$1,834
Sales and marketing	1,516	1,277	2,734	2,435
General and administrative	5,797	5,999	11,455	11,170
Research and development	462	605	1,008	1,091
Stock-based compensation expense	$7,388	$8,997	$15,728	$16,530

Share-based compensation cost for stock options is measured at the grant date, based on the fair value as calculated by the Black-Scholes-Merton ("BSM") option-pricing model. The BSM option-pricing model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk-free interest rate and expected dividends. There were 10,000 stock options granted, 93,860 stock options exercised and 41,140  stock options forfeited during the three and six months ended September 30, 2021. There were 70,000 stock options granted and 12,000 stock options forfeited during the three months ended September 30, 2020, and 90,000 stock options granted and 12,000 stock options forfeited during the six months ended September 30, 2020.

As of September 30, 2021, approximately $59,000 of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over a period of five years.

Note 6. RELATED PARTY TRANSACTION

We paid consulting fees of $13,600 and $42,416 to an entity owned by one of our directors during the three and six months ended September 30, 2021, respectively, and $14,500 and $29,103 during the three and six months ended September 30, 2020, respectively.

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

When a hospital or surgery center changes to AEM technology, we receive recurring revenue from sales of replacement instruments. We believe that there is no directly competing technology to supplant AEM products. The replacement market of reusable and disposable AEM products in hospitals and surgery centers that use our AEM technology represented over 90% of our product revenue during the three and six months ended September 30, 2021. This revenue stream is expected to grow as the base of accounts using AEM technology expands. In addition, we intend to further develop disposable versions of more of our AEM products in order to meet market demands and expand our sales opportunities.

We have an accumulated deficit of $21,110,999 at September 30, 2021. A significant portion of our operating funds have been provided by issuances of our common stock and warrants and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital.

During the six months ended September 30, 2021, we generated $148,180  of cash in our operating activities and used $11,100 for investments in property and equipment. As of September 30, 2021, we had $1,604,942 and at March 31, 2021 we had $1,474,339 in cash available to fund future operations, an increase of $130,603 from March 31, 2021. Our working capital was $2,762,675 at September 30, 2021 compared to $2,921,743 at March 31, 2021.

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

We have entered into a Master Services Agreement with Auris Health, Inc. (“Auris Health”). Auris Health is a part of the Johnson & Johnson family of companies. Under the agreement, we will collaborate on the integration of AEM technology into monopolar instrumentation produced by Auris Health for advanced surgical applications. This work is ongoing. In August 2021, we signed a Supply Agreement with Auris Health. The agreement has an initial term of three years. During the term, Auris has agreed to buy certain AEM® Technology enabled products exclusively from us.

Possibility of Operating Losses: We have an accumulated deficit of $21,110,999 at September 30, 2021. A significant portion of our operating funds have been provided by issuances of our common stock and warrants, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital. We have made strides toward improving our operating results but due to the ongoing need to develop, optimize and train our direct sales managers and the independent sales representative network, the need to support the development of refinements to our product line, and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to raise additional capital.

Revenue Growth: We expect to generate increased product revenue in the U.S. from sales to new customers and from expanded sales to existing customers as the medical device industry stabilizes and our network of direct and independent sales representatives becomes more efficient. We believe that the visibility and credibility of the independent clinical endorsements for AEM technology will contribute to new accounts and increased product revenue in fiscal year 2022. We also expect to increase market share through promotional programs of placing our AEM monitors at no charge into hospitals that commit to standardize with AEM instruments. However, all of these efforts to increase market share and grow product revenue will depend in part on our ability to expand the efficiency and effective coverage range of our direct and independent sales representatives, as well as maintain and in some cases, improve the quality of our product offerings. The omission or delay of elective surgeries would negatively impact the extent and timing of revenue growth. Service revenue represents design, development and product supply revenue from our agreements with strategic partners.

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

Results of Operations

For the quarter ended September 30, 2021 compared to the quarter ended September 30, 2020.

Net Product revenue. Net product revenue for the quarter ended September 30, 2021 was $1,895,196 compared to $1,781,260 for the quarter ended September 30, 2020, an increase of 6%. The increase of AEM product net revenue is attributable to normalization of hospitals that used AEM technology during the quarter.

Net Service revenue. Net service revenue for the quarter ended September 30, 2021 was $217,649 compared to $99,148 for the quarter ended September 30, 2020. Net service revenue was for engineering services performed under a Master Services Agreement with Auris Health, Inc. (“Auris Health”). Auris Health is a part of the Johnson & Johnson family of companies. Under the agreement, we will collaborate on the integration of AEM technology into monopolar instrumentation produced by Auris Health for advanced surgical applications. The engineering services are ongoing.

Gross profit. Gross profit for the quarter ended September 30, 2021 of $944,575 represented a decrease of 4% from gross profit of $987,595 for the quarter ended September 30, 2020. Gross profit decreased as a result of higher material costs. Gross profit as a percentage of sales (gross margins) was 45% for the quarter ended September 30, 2021 and 53% for the quarter ended September 30, 2020. The gross margin decrease from last year’s quarter was primarily the result of higher material costs.

Sales and marketing expenses. Sales and marketing expenses of $561,545 for the quarter ended September 30, 2021 represented a decrease of 1% from sales and marketing expenses of $564,617 for the quarter ended September 30, 2020. The decrease was the result of lower trade samples.

General and administrative expenses. General and administrative expenses of $340,485 for the quarter ended September 30, 2021 represented an increase of 1% from general and administrative expenses of $338,541 for the quarter ended September 30, 2020. The increase was the result of an increase to compensation.

Research and development expenses. Research and development expenses of $213,162 for the quarter ended September 30, 2021 represented an increase of 31% compared to $162,455 for the quarter ended September 30, 2020. The increase was the result of an increase of test materials.

Net income. Net income was $359,567 for the quarter ended September 30, 2021 compared to net income of $8,786 for the quarter ended September 30, 2020. The net income increase was principally a result of operating loss that was primarily offset by extinguishment of debt income.

For the six months ended September 30, 2021 compared to the six months ended September 30, 2020.

Net Product revenue. Net product revenue for the six months ended September 30, 2021 was $3,613,600 compared to $3,094,139 for the six months ended September 30, 2020, an increase of 17%. The increase of AEM product net revenue is attributable to normalization of hospitals that used AEM technology during the six months.

Net Service revenue. Net service revenue for the six months ended September 30, 2021 was $507,689 compared to $133,836 for the six months ended September 30, 2020. Net service revenue was for engineering services performed under a Master Services Agreement with Auris Health, Inc. (“Auris Health”). Auris Health is a part of the Johnson & Johnson family of companies. Under the agreement, we will collaborate on the integration of AEM technology into monopolar instrumentation produced by Auris Health for advanced surgical applications. The engineering services are ongoing.

Gross profit. Gross profit for the six months ended September 30, 2021 of $1,971,542 represented an increase of 21% from gross profit of $1,634,470 for the six months ended September 30, 2020. Gross profit increased in line with increased revenue. Gross profit as a percentage of sales (gross margins) was 48% for the six months ended September 30, 2021 and 51% for the six months ended September 30, 2020.

Sales and marketing expenses. Sales and marketing expenses of $1,090,019 for the six months ended September 30, 2021 represented an increase of 17% from sales and marketing expenses of $932,265 for the six months ended September 30, 2020. The increase was the result of higher commissions on higher sales, advertising costs and travel.

General and administrative expenses. General and administrative expenses of $667,205 for the six months ended September 30, 2021 represented an increase of 7% from general and administrative expenses of $625,625 for the six months ended September 30, 2020. The increase was the result of an increase to compensation.

Research and development expenses. Research and development expenses of $390,037 for the six months ended September 30, 2021 represented an increase of 28% compared to $304,062 for the six months ended September 30, 2020. The increase was the result of an increase of compensation and test materials.

Net income. Net income was $352,726 for the six months ended September 30, 2021 compared to net loss of $130,519 for the six months ended September 30, 2020. The net income increase was principally a result of higher service revenue and extinguishment of debt income.

The results of operations for the three and six months ended September 30, 2021 are not necessarily indicative of the results of operations for all or any part of the balance of the fiscal year.

Liquidity and Capital Resources

To date, a significant portion of our operating funds have been provided by issuances of our common stock and warrants, and the exercise of stock options to purchase our common stock. Common stock and additional paid in capital totaled $24,290,085 from inception through September 30, 2021.

During January 2021, we canceled our relationship with Crestmark Bank. We had no borrowings and incurred a $20,000 exit fee.

On August 4, 2020, we received $150,000 in loan funding from the U.S. Small Business Administration (“SBA”) under the Economic Injury Disaster Loan (“EIDL”) program administered by the SBA, which program was expanded pursuant to the CARES Act. The EIDL is evidenced by a promissory note, dated August 1, 2020 in the original principal amount of $150,000 with the SBA, the lender. Under the terms of the Note, interest accrues on the outstanding principal at the rate of 3.75% per annum. The term of the Note is thirty years, though it may be payable sooner upon an event of default under the Note. Under the Note, we will be obligated to make equal monthly payments of principal and interest of $774 beginning on August 1, 2022 through the maturity date of August 1, 2050. The Note may be prepaid in part or in full, at any time, without penalty.

During January 2021, we entered into a note agreement with U.S. Bank for $92,000. The note is for five years at a 5% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment.

On February 8, 2021, we entered into an unsecured promissory note under the PPP for a principal amount of $533,118. The PPP was established under the Consolidated Appropriations Act of 2020, enacted December 27, 2020. Under the terms of the CARES Act, a PPP loan recipient may apply for, and be granted, forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined based upon the use of loan proceeds for payroll costs, rent and utility costs, and the maintenance of employee and compensation levels. This was our second PPP loan. On April 17, 2020, we entered into an unsecured promissory note under the PPP for a principal amount of $598,567. In the quarter that ended December 31, 2020, we achieved the requirements for forgiveness, and all of the $598,567 was forgiven. We recognized the forgiveness as extinguishment of debt income of $598,567. During the quarter that ended September 30, 2021, we achieved the requirements for forgiveness of the second note and recognized the forgiveness as extinguishment of debt income of $533,118.

Our operations generated $148,180 of cash during the six months ended September 30, 2021 on net revenue of $4,121,289. Cash was principally generated by an increase to net income and accounts payable. The amounts of cash provided by operations for the six months ended September 30, 2021 are not necessarily indicative of the expected amounts of cash to be generated from or used in operations in fiscal year 2021. At September 30, 2021, we had $1,604,942 in cash available to fund future operations. Our working capital was $2,762,675 at September 30, 2021 compared to $2,921,743 at March 31, 2020. Current liabilities were $1,511,566 at September 30, 2021 compared to $1,176,251 at March 31, 2020. We have a noncancelable lease agreement for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease expires October 31, 2024.

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

The minimum future lease payment, by fiscal year, as of September 30, 2021 is as follows:

Fiscal Year	Amount
2022	$181,250
2023	372,167
2024	386,667
2025	232,139
Total	$1,172,223

The minimum future EIDL payment, by fiscal year, as of September 30, 2021 is as follows:

Fiscal Year	Amount
2022	—
2023	3,091
2024	3,208
2025	3,331
2026	3,457
Thereafter	141,433
Total	$154,520

The minimum future principal U.S. Bank payment, by fiscal year, as of September 30, 2021 is as follows:

Fiscal Year	Amount
2022	18,400
2023	18,400
2024	18,400
2025	18,400
2026	5,860
Total	$79,460

Aside from the operating lease, EIDL loan and U.S. Bank loan, we do not have any material contractual commitments requiring settlement in the future.

As of September 30, 2021, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$1,172,223	$367,334	$688,820	$116,069	$—
EIDL loan	154,520	—	6,299	6,788	141,433
U.S. Bank loan	79,460	18,400	36,800	24,260	—
Total	$1,406,203	$385,734	$731,919	$147,117	$141,433

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

We record revenue at a single point in time, when control is transferred to the customer, which is consistent with past practice. We will continue to apply our current business processes, policies, systems and controls to support recognition and disclosure. Our shipping policy is FOB Shipping Point. We recognize revenue from sales to stocking distributors when there is no right of return, other than for normal warranty claims. We have no ongoing obligations related to product sales, except for normal warranty obligations. We evaluated the requirement to disaggregate revenue, and concluded that substantially all of its revenue comes from multiple products within a line of medical devices. Our engineering service contracts are billed on a time and materials basis and revenue is recognized over time as the services are performed. We record deferred revenue when funds are received prior to the recognition of the associated revenue. We record a contract liability to deferred revenue which includes customer prepayments and is included in other accrued liabilities.

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

Management’s Evaluation of Disclosures Controls and Procedures

Our management, comprised of our Chief Executive Officer (CEO) and Principal Financial and Accounting Officer (PFAO) evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, and taking the matters described below into account, the Company’s CEO and PFAO have concluded that our disclosure controls and procedures over financial reporting were not effective during reporting period ended September 30, 2021.

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

Based upon our evaluation of internal controls, our management determined that our controls over financial reporting were not adequate, specifically as it relates to our entity-level control environment, which inhibits management’s ability to ensure complex accounting calculations are performed correctly. In addition, we identified a material weakness in the operation of our internal controls over revenue recognition related to improperly applying the accounting guidance for our service revenue under Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. As such, our CEO and PFAO have concluded that our disclosure controls and procedures contain a material weakness as of the end of the period covered by this Report. Because of the material weaknesses identified, a reasonable possibility exists that a material misstatement in our financial statements will not be prevented or detected on a timely basis. While our internal controls are established and followed, it is clear by the identified weaknesses that they were not operating as they should be. Management believes that this was the case due to our limited staff. However, our Chief Executive Officer and our Principal Financial and Accounting Officer, believe that the financial statements included in this quarterly report on Form 10-Q present, in all material respects, our financial position, results of operations and cash flows for the periods presented, in conformity with U.S. GAAP.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three and six months ended September 30, 2021.

Item 3.	Defaults Upon Senior Securities

None.

Item 4	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

3.1	Articles of Incorporation of the Company, as amended. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).
3.2	Bylaws of the Company. (Incorporated by reference from Current Report on Form 8-K filed on October 30, 2007).
3.3	First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on May 31, 2017).
4.1	Form of certificate for shares of Common Stock. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).
4.2	Description of Capital Stock. (Incorporated by reference from Annual Report on Form 10-K filed on June 14, 2019)
10.1 +	Supply Agreement dated August 23, 2021 between Auris Health, Inc. and Encision Inc.
31.1	Certification of President and CEO under Rule 13a-14(a) of the Exchange Act (filed herewith).
31.2	Certification of Principal Financial and Accounting Officer under Rule 13a-14(a) of the Exchange Act (filed herewith).
32.1	Certifications of President and CEO and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	The following materials from Encision Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Income, (iii) the unaudited Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged at Level I.

+	Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Encision Inc.

November 15, 2021	By:	/s/ Mala Ray
Date		Mala Ray Controller Principal Accounting Officer & Principal Financial Officer