Form 10-Q
period 2021-12-31
ENCISION INC
filed 2022-02-14
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 21549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	ECIA	OTC Bulletin Board

Securities registered under Section 12(g) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	11,719,543 Shares
(Class)	(outstanding at January 31, 2022)

ENCISION INC.

FORM 10-Q

For the Three and Nine Months Ended December 31, 2021

PART I FINANCIAL INFORMATION

ITEM 1 - Condensed Interim Financial Statements

Encision Inc.

Condensed Balance Sheets

(Unaudited)

	December 31, 2021	March 31, 2021
ASSETS
Current assets:
Cash	$1,424,208	$1,474,339
Accounts receivable, net of allowance for doubtful accounts of $0 at December 31, 2021 and $35,000 at March 31, 2021	1,029,015	1,024,370
Inventories, net of reserve for obsolescence of $42,186 at December 31, 2021 and $70,000 at March 31, 2021	1,405,789	1,445,134
Prepaid expenses and other assets	149,434	154,151
Total current assets	4,008,446	4,097,994
Equipment:
Furniture, fixtures and equipment, at cost	2,513,905	2,695,297
Accumulated depreciation	(2,278,633)	(2,429,580)
Equipment, net	235,272	265,717
Right of use asset	856,481	1,060,971
Patents, net of accumulated amortization of $269,482 at December 31, 2021 and $317,821 at March 31, 2021	188,722	213,368
Other assets	30,574	20,496
TOTAL ASSETS	$5,319,495	$5,658,546
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$531,021	$389,088
Secured notes	18,400	20,397
Accrued compensation	238,919	181,686
Other accrued liabilities	136,974	282,102
Accrued lease liability	357,083	302,978
Total current liabilities	1,282,397	1,176,251
Long-term liability:
Secured notes	212,240	220,263
Accrued lease liability	648,111	926,808
Unsecured promissory note	—	533,118
Total liabilities	2,142,748	2,856,440
Commitments and contingencies (Note 4)
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 11,679,034 issued and outstanding at December 31, 2021 and 11,582,641 issued and outstanding at March 31, 2021	24,303,758	24,265,831
Accumulated (deficit)	(21,127,011)	(21,463,725)
Total shareholders’ equity	3,176,747	2,802,106
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,319,495	$5,658,546

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
NET REVENUE:
Product	$1,733,658	$1,998,979	$5,347,259	$5,093,118
Service	210,608	163,621	718,297	297,457
Total revenue	1,944,266	2,162,600	6,065,556	5,390,575

COST OF REVENUE:
Product	828,153	975,581	2,728,464	2,500,310
Service	106,792	81,421	356,228	150,197
Total cost of revenue	934,945	1,057,002	3,084,692	2,650,507
GROSS PROFIT	1,009,321	1,105,598	2,980,864	2,740,068
OPERATING EXPENSES:
Sales and marketing	504,709	580,477	1,594,728	1,512,741
General and administrative	326,753	372,994	993,959	998,620
Research and development	194,124	139,390	584,161	443,452
Total operating expenses	1,025,586	1,092,861	3,172,848	2,954,813
OPERATING (LOSS) INCOME	(16,265)	12,737	(191,984)	(214,745)
Interest expense, net	(1,806)	(16,380)	(3,359)	(51,021)
Extinguishment of debt income		598,567	533,118	598,567
Other income (expense), net	2,060	4,397	(1,061)	136,000
Interest expense, extinguishment of debt income and other income (expense), net	254	586,584	528,698	683,546
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(16,011)	599,321	336,714	468,801
Provision for income taxes	—	—	—	—
NET (LOSS) INCOME	$(16,011)	$599,321	$336,714	$468,801
Net (loss) income per share—basic and diluted	$0.00	$0.05	$0.03	$0.04
Weighted average shares—basic	11,677,921	11,582,641	11,598,768	11,582,641
Weighted average shares—diluted	11,677,921	11,708,797	12,045,389	11,750,349

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Cash Flows

(Unaudited)

Nine Months Ended	December 31, 2021	December 31, 2020
Cash flows (used in) operating activities:
Net income	$336,714	$468,801
Adjustments to reconcile net income to net cash (used in) operating activities:
Extinguishment of debt income	(533,118)	(598,567)
Depreciation and amortization	85,896	67,907
Stock-based compensation expense related to stock options	29,832	25,014
(Recovery from) doubtful accounts, net change	(35,000)	(31,500)
(Recovery from) provision for inventory obsolescence, net change	(27,814)	24,000
Other income from release of accounts payable	—	(56,435)
Change in operating assets and liabilities:
Right of use asset, net	(20,102)	67,856
Accounts receivable	30,355	(130,049)
Inventories	67,159	80,318
Prepaid expenses and other assets	(5,361)	(107,510)
Accounts payable	141,933	86,766
Accrued compensation and other accrued liabilities	(87,895)	212,394
Net cash (used in) generated by operating activities	(17,401)	108,995
Cash flows (used in) investing activities:
Acquisition of property and equipment	(17,550)	(4,144)
Patent costs	(13,255)	(15,858)
Net cash (used in) generated by investing activities	(30,805)	(20,002)
Cash flows from financing activities:
Net proceeds from options exercised	8,095	—
Paydown of credit facility, net change	—	(370,498)
(Paydown of) secured notes	(10,020)	—
Unsecured promissory note	—	598,567
EIDL loan	—	152,000
Net cash (used in) generated by financing activities	(1,925)	380,069

Net (decrease) increase in cash	(50,131)	469,062
Cash, beginning of fiscal year	1,474,339	385,132
Cash, end of fiscal quarter	$1,424,208	$854,194

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$5,418	$34,633

The accompanying notes to financial statements are an integral part of these condensed statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

We have an accumulated deficit of $21,127,011 at December 31, 2021. A significant portion of our operating funds have been provided by issuances of our common stock and warrants, and the exercise of stock options to purchase our common stock. Shareholders’ equity increased by $374,641 since March 31, 2021 as a result of our net income of $336,714, share-based compensation of $29,832 and net proceeds from stock options exercised of $8,095. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital.

Our strategic marketing and sales plan is designed to expand the use of our products in surgically active hospitals and surgery centers in the United States.

We have been actively monitoring the novel coronavirus (“COVID”) situation and its impact globally. Our production facilities continued to operate during the year as they had prior to the COVID pandemic with minimal change, other than for enhanced safety measures intended to prevent the spread of the virus. The remote working arrangements and travel restrictions imposed by various governments had limited impact on our ability to maintain operations during the year, as our manufacturing operations have generally been exempted from stay-at-home orders. However, we cannot predict the impact of the progression of the COVID pandemic on future results due to a variety of factors, including the continued good health of our employees, the ability of suppliers to continue to operate and deliver, our ability and our customers to maintain operations, continued access to transportation resources, the changing needs and priorities of customers, any further government and/or public actions taken in response to the pandemic and ultimately the length of the pandemic. We will continue to closely monitor the COVID pandemic in order to ensure the safety of our people and our ability to serve our customers and patients worldwide.

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

Concentration of Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and accounts receivable. From time to time, the amount of cash on deposit with financial institutions may exceed the $250,000 federally insured limit at December 31, 2021. We believe that our cash on deposit that exceeds $250,000 with financial institutions is financially sound and the risk of loss is minimal.

We have no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. We maintain the majority of our cash balances with one financial institution in the form of demand deposits.

Accounts receivable are typically unsecured and are derived from transactions with and from entities in the healthcare industry primarily located in the United States. Accordingly, we may be exposed to credit risk generally associated with the healthcare industry. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The net accounts receivable balance at December 31, 2021 of $1,029,015 and at March 31, 2021 of $1,024,370 included no more than 17% from any one customer.

Inventories. Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At December 31, 2021 and March 31, 2021 inventory consisted of the following:

	December 31, 2021	March 31, 2021
Raw materials	$1,086,031	$1,038,094
Finished goods	361,944	477,040
Total gross inventories	1,447,975	1,515,134
Less reserve for obsolescence	(42,186)	(70,000)
Total net inventories	$1,405,789	$1,445,134

Property and Equipment. Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally five to seven years. Depreciation expense for the three and nine months ended December 31, 2021 was $18,079 and $47,995, respectively, and for the three and nine months ended December 31, 2020 was $13,277 and $45,554, respectively. We use the straight-line method of depreciation for property and equipment. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expense as incurred and major additions, replacements and improvements are capitalized.

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

Income Taxes. We account for income taxes under the provisions of FASB Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. ASC 740 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits, which, more likely than not based on current circumstances, are not expected to be realized. As a result, no provision for income tax is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. We are required to make many subjective assumptions and judgments regarding our income tax exposures. At December 31, 2021, we had no unrecognized tax benefits, which would affect the effective tax rate if recognized and had no accrued interest, or penalties related to uncertain tax positions.

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

Deferred Revenue. We record a contract liability to deferred revenue when funds are received prior to the recognition of the associated revenue. Deferred revenue as of December 31, 2021 and March 31, 2021 includes a contract liability for customer prepayments and is included in other accrued liabilities. Deferred revenue as of December 31, 2021 and March 31, 2020 includes customer prepayments of $229,167 and $0, respectively and is included in other accrued liabilities.

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

Stock-based compensation expense recognized under ASC 718 for the three and nine months ended December 31, 2021 was $14,104 and $29,832, respectively and for the three and nine months ended December 31, 2020 was $8,483 and $25,014, respectively, which consisted of stock-based compensation expense related to grants of employee stock options.

Segment Reporting. We have concluded that we have two operating segments, product and service. Product designs, develops, manufactures and markets patented surgical instruments. Service performs electrical engineering activities for external entities.

	Three Months Ended December 31, 2021			Nine Months Ended December 31, 2021
	Product	Service	Total	Product	Service	Total
Net revenue	$1,733,658	$210,608	$1,944,266	$5,347,259	$718,297	$6,065,556
Cost of revenue	828,153	106,792	934,945	2,728,464	356,228	3,084,692
Gross profit	905,505	103,816	1,009,321	2,618,795	362,069	2,980,864
Operating income (loss)	(120,081)	103,816	(16,265)	(554,053)	362,069	(191,984)
Depreciation and amortization	32,302	—	32,302	85,896	—	85,896
Patent and capital expenditures	11,382	—	11,382	30,805	—	30,805
Equipment and patents, net	$423,994	$—	$423,994	$423,994	$—	$423,994

	Three Months Ended December 31, 2020			Nine Months Ended December 31, 2020
	Product	Service	Total	Product	Service	Total
Net revenue	$1,998,979	$163,621	$2,162,600	$5,093,118	$297,457	$5,390,575
Cost of revenue	975,581	81,421	1,057,002	2,500,310	150,197	2,650,507
Gross profit	1,023,398	82,200	1,105,598	2,592,808	147,260	2,740,068
Operating income (loss)	(69,463)	82,200	12,737	(362,005)	147,260	(214,745)
Depreciation and amortization	20,584	—	20,584	67,907	—	67,907
Patent and capital expenditures	—	—	—	4,144	—	4,144
Equipment and patents, net	$387,549	$—	$387,549	$387,549	$—	$387,549

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 30, 2020
Net (loss) income	$(16,011)	$599,321	$336,714	$468,801
Weighted-average basic shares outstanding	11,677,921	11,582,641	11,598,768	11,582,641
Effect of dilutive securities	—	126,156	366,355	167,708
Weighted-average diluted shares	11,819,567	11,745,161	12,045,389	11,750,349
Basic net income (loss) per share	$0.00	$0.05	$0.03	$0.04
Diluted net income (loss) per share	$0.00	$0.05	$0.03	$0.04
Antidilutive employee stock options	1,076,000	909,844	709,645	868,292

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

The minimum future lease payment, by fiscal year, as of December 31, 2021 is as follows:

Fiscal Year	Amount
2022	$90,625
2023	372,167
2024	386,667
2025	232,139
Total	$1,081,598

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

On February 8, 2021, we entered into an unsecured promissory note under the PPP for a principal amount of $533,118. The PPP was established under the Consolidated Appropriations Act of 2020, enacted December 27, 2020. Under the terms of the CARES Act, a PPP loan recipient may apply for, and be granted, forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined based upon the use of loan proceeds for payroll costs, rent and utility costs, and the maintenance of employee and compensation levels. This was our second PPP loan. On April 17, 2020, we entered into an unsecured promissory note under the PPP for a principal amount of $598,567. In the quarter that ended December 31, 2020, we achieved the requirements for forgiveness, and all of the $598,567 was forgiven. We recognized the forgiveness as extinguishment of debt income of $598,567. During the quarter that ended December 31, 2021, we achieved the requirements for forgiveness of the second note and recognized the forgiveness as extinguishment of debt income of $533,118.

The minimum future EIDL payment, by fiscal year, as of December 31, 2021 is as follows:

Fiscal Year	Amount
2022	—
2023	3,091
2024	3,208
2025	3,331
2026	3,457
Thereafter	142,693
Total	$155,780

During January 2021, we entered into a note agreement with U.S. Bank for $92,000. The note is for five years at a 5% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment.

The minimum future principal U.S. Bank payment, by fiscal year, as of December 31, 2021 is as follows:

Fiscal Year	Amount
2022	4,600
2023	18,400
2024	18,400
2025	18,400
2026	15,060
Total	$74,860

Aside from the operating lease, EIDL loan and U.S. Bank loan, we do not have any material contractual commitments requiring settlement in the future.

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine compliance with these regulations. We believe that we were in substantial compliance with all known regulations at December 31, 2021. FDA inspections are conducted periodically at the discretion of the FDA. Our latest inspection by the FDA occurred in October 2019.

Note 5. SHARE-BASED COMPENSATION

The provisions of ASC 718-10-55 requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and RSUs, based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options for the three and nine months ended December 31, 2021 and 2020, which was allocated as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Cost of sales	$(67)	$917	$464	$2,751
Sales and marketing	1,816	1,218	4,550	3,653
General and administrative	10,953	5,803	22,408	16,974
Research and development	1,402	545	2,410	1,636
Stock-based compensation expense	$14,104	$8,483	$29,832	$25,014

Share-based compensation cost for stock options is measured at the grant date, based on the fair value as calculated by the Black-Scholes-Merton ("BSM") option-pricing model. The BSM option-pricing model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk-free interest rate and expected dividends. There were 190,000 stock options granted, 2,533 stock options exercised and 17,467 stock options forfeited during the three months ended December 31, 2021. There were 200,000 stock options granted, 96,393 stock options exercised and 58,607 stock options forfeited during the nine months ended December 31, 2021. There were 20,000 stock options granted and 60,000 stock options forfeited during the three months ended December 31, 2020, and 110,000 stock options granted and 72,000 stock options forfeited during the nine months ended December 31, 2020.

As of December 31, 2021, approximately $135,000 of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over a period of five years.

Note 6. RELATED PARTY TRANSACTION

We paid consulting fees of $15,348 and $57,764 to an entity owned by one of our directors during the three and nine months ended December 31, 2021, respectively, and $16,000 and $45,103 during the three and nine months ended December 31, 2020, respectively.

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

When a hospital or surgery center changes to AEM technology, we receive recurring revenue from sales of replacement instruments. We believe that there is no directly competing technology to supplant AEM products. The replacement market of reusable and disposable AEM products in hospitals and surgery centers that use our AEM technology represented over 90% of our product revenue during the three and nine months ended December 31, 2021. This revenue stream is expected to grow as the base of accounts using AEM technology expands. In addition, we intend to further develop disposable versions of more of our AEM products in order to meet market demands and expand our sales opportunities.

We have an accumulated deficit of $21,127,011 at December 31, 2021. A significant portion of our operating funds have been provided by issuances of our common stock and warrants and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital.

During the nine months ended December 31, 2021, we used $17,401 of cash in our operating activities and used $17,550 for investments in property and equipment. As of December 31, 2021, we had $1,424,208 and at March 31, 2021 we had $1,474,339 in cash available to fund future operations, a decrease of $50,131 from March 31, 2021. Our working capital was $2,726,049 at December 31, 2021 compared to $2,921,743 at March 31, 2021.

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

We have been actively monitoring the COVID situation and its impact. Our primary objectives have remained the same throughout the pandemic: to support the safety of our team members and their families and continue to support patients. Our production facility continued to operate during the year as it had prior to the COVID pandemic with very little change, other than for enhanced safety measures intended to prevent the spread of the virus. Our capital and financial resources, including overall liquidity, remain strong. The remote working arrangements and travel restrictions imposed by various governments had limited impact on our ability to maintain operations during the year, as our manufacturing operation has generally been exempted from stay-at-home orders. However, we cannot predict the impact of the progression of the COVID pandemic on future results due to a variety of factors, including the continued good health of our employees, the ability of suppliers to continue to operate and deliver, our ability and our customers to maintain operations, continued access to transportation resources, the changing needs and priorities of customers, any further government and/or public actions taken in response to the pandemic and ultimately the length of the pandemic. We will continue to closely monitor the COVID pandemic in order to ensure the safety of our people and our ability to serve our customers and patients worldwide.

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

Possibility of Operating Losses: We have an accumulated deficit of $21,127,011 at December 31, 2021. A significant portion of our operating funds have been provided by issuances of our common stock and warrants, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital. We have made strides toward improving our operating results but due to the ongoing need to develop, optimize and train our direct sales managers and the independent sales representative network, the need to support the development of refinements to our product line, and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to raise additional capital.

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

Results of Operations

For the quarter ended December 31, 2021 compared to the quarter ended December 31, 2020.

Net Product revenue. Net product revenue for the quarter ended December 31, 2021 was $1,733,658 compared to $1,998,979 for the quarter ended December 31, 2020, a decrease of 13%. The decrease of AEM product net revenue is attributable to an increase of COVID rates at hospitals that used AEM technology during the quarter.

Net Service revenue. Net service revenue for the quarter ended December 31, 2021 was $210,608 compared to $163,621 for the quarter ended December 31, 2020, an increase of 28%. Net service revenue was for engineering services performed under a Master Services Agreement with Auris Health, Inc. (“Auris Health”). Auris Health is a part of the Johnson & Johnson family of companies. Under the agreement, we will collaborate on the integration of AEM technology into monopolar instrumentation produced by Auris Health for advanced surgical applications. The engineering services are ongoing.

Gross profit. Gross profit for the quarter ended December 31, 2021 of $1,009,321 represented a decrease of 9% from gross profit of $1,105,598 for the quarter ended December 31, 2020. Gross profit decreased as a result of lower total revenue and higher material costs. Gross profit as a percentage of sales (gross margins) was 52% for the quarter ended December 31, 2021 and 51% for the quarter ended December 31, 2020.

Sales and marketing expenses. Sales and marketing expenses of $504,709 for the quarter ended December 31, 2021 represented a decrease of 13% from sales and marketing expenses of $580,477 for the quarter ended December 31, 2020. The decrease was the result of lower commissions on lower product revenue and lower trade samples.

General and administrative expenses. General and administrative expenses of $326,753 for the quarter ended December 31, 2021 represented a decrease of 12% from general and administrative expenses of $372,994 for the quarter ended December 31, 2020. The decrease was the result of a decrease of compensation.

Research and development expenses. Research and development expenses of $194,124 for the quarter ended December 31, 2021 represented an increase of 39% compared to $139,390 for the quarter ended December 31, 2020. The increase was the result of an increase of compensation.

Net loss. Net loss was $16,011 for the quarter ended December 31, 2021 compared to net income of $599,321 for the quarter ended December 31, 2020. The net loss increase was principally a result of extinguishment of debt income in the December 31, 2020 quarter.

For the nine months ended December 31, 2021 compared to the nine months ended December 31, 2020.

Net Product revenue. Net product revenue for the nine months ended December 31, 2021 was $5,347,259 compared to $5,093,118 for the nine months ended December 31, 2020, an increase of 5%. The increase of AEM product net revenue is attributable to normalization of hospitals that used AEM technology during the nine months.

Net Service revenue. Net service revenue for the nine months ended December 31, 2021 was $718,297 compared to $297,457 for the nine months ended December 31, 2020, an increase of 42%. Net service revenue was for engineering services performed under a Master Services Agreement with Auris Health, Inc. (“Auris Health”). Auris Health is a part of the Johnson & Johnson family of companies. Under the agreement, we will collaborate on the integration of AEM technology into monopolar instrumentation produced by Auris Health for advanced surgical applications. The engineering services are ongoing.

Gross profit. Gross profit for the nine months ended December 31, 2021 of $2,980,864 represented an increase of 9% from gross profit of $2,740,068 for the nine months ended December 31, 2020. Gross profit increased in line with increased revenue. Gross profit as a percentage of sales (gross margins) was 49% for the nine months ended December 31, 2021 and 51% for the nine months ended December 31, 2020.

Sales and marketing expenses. Sales and marketing expenses of $1,594,728 for the nine months ended December 31, 2021 represented an increase of 5% from sales and marketing expenses of $1,512,741 for the nine months ended December 31, 2020. The increase was the result of higher commissions on higher product revenue, advertising costs and travel. The increase was partially reduced by reduced sales samples.

General and administrative expenses. General and administrative expenses of $993,959 for the nine months ended December 31, 2021 represented a decrease of 0% from general and administrative expenses of $998,620 for the nine months ended December 31, 2020.

Research and development expenses. Research and development expenses of $584,161 for the nine months ended December 31, 2021 represented an increase of 32% compared to $443,452 for the nine months ended December 31, 2020. The increase was the result of an increase of compensation, outside services and test materials.

Net income. Net income was $336,714 for the nine months ended December 31, 2021 compared to net income of $468,801 for the nine months ended December 31, 2020. The net income decrease was principally a result of higher other net income and extinguishment of debt income for the nine months December 31, 2020.

The results of operations for the three and nine months ended December 31, 2021 are not necessarily indicative of the results of operations for all or any part of the balance of the fiscal year.

Liquidity and Capital Resources

To date, a significant portion of our operating funds have been provided by issuances of our common stock and warrants, and the exercise of stock options to purchase our common stock. Common stock and additional paid in capital totaled $24,303,758 from inception through December 31, 2021.

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

On February 8, 2021, we entered into an unsecured promissory note under the PPP for a principal amount of $533,118. The PPP was established under the Consolidated Appropriations Act of 2020, enacted December 27, 2020. Under the terms of the CARES Act, a PPP loan recipient may apply for, and be granted, forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined based upon the use of loan proceeds for payroll costs, rent and utility costs, and the maintenance of employee and compensation levels. This was our second PPP loan. On April 17, 2020, we entered into an unsecured promissory note under the PPP for a principal amount of $598,567. In the quarter that ended December 31, 2020, we achieved the requirements for forgiveness, and all of the $598,567 was forgiven. We recognized the forgiveness as extinguishment of debt income of $598,567. During the quarter that ended December 31, 2021, we achieved the requirements for forgiveness of the second note and recognized the forgiveness as extinguishment of debt income of $533,118.

Our operations used $17,401 of cash during the nine months ended December 31, 2021 on net revenue of $6,065,556. The amounts of cash provided by operations for the nine months ended December 31, 2021 are not necessarily indicative of the expected amounts of cash to be generated from or used in operations in fiscal year 2022. At December 31, 2021, we had $1,424,208 in cash available to fund future operations. Our working capital was $2,726,049 at December 31, 2021 compared to $2,921,743 at March 31, 2020. Current liabilities were $1,282,397 at December 31, 2021 compared to $1,176,251 at March 31, 2020. We have a noncancelable lease agreement for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease expires October 31, 2024.

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

The minimum future lease payment, by fiscal year, as of December 31, 2021 is as follows:

Fiscal Year	Amount
2022	$90,625
2023	372,167
2024	386,667
2025	232,139
Total	$1,081,598

The minimum future EIDL payment, by fiscal year, as of December 31, 2021 is as follows:

Fiscal Year	Amount
2022	—
2023	3,091
2024	3,208
2025	3,331
2026	3,457
Thereafter	142,693
Total	$155,780

The minimum future principal U.S. Bank payment, by fiscal year, as of December 31, 2021 is as follows:

Fiscal Year	Amount
2022	4,600
2023	18,400
2024	18,400
2025	18,400
2026	15,060
Total	$74,860

Aside from the operating lease, EIDL loan and U.S. Bank loan, we do not have any material contractual commitments requiring settlement in the future.

As of December 31, 2021, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$1,081,598	$369,750	$653,813	$58,035	$—
EIDL loan	154,520	—	6,299	6,788	141,433
U.S. Bank loan	74,860	18,400	36,800	19,660	—
Total	$1,310,978	$388,150	$696,912	$84,483	$141,433

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

Item 4 – Controls and procedures

Management’s Evaluation of Disclosures Controls and Procedures

Our management, comprised of our Chief Executive Officer (CEO) and Principal Financial and Accounting Officer (PFAO) evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, and taking the matters described below into account, the Company’s CEO and PFAO have concluded that our disclosure controls and procedures over financial reporting were not effective during reporting period ended December 31, 2021.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three and nine months ended December 31, 2021.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

None.

Item 5.   Other Information

None.

Item 6. Exhibits

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

3.1	Articles of Incorporation of the Company, as amended. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).
3.2	Bylaws of the Company. (Incorporated by reference from Current Report on Form 8-K filed on October 30, 2007).
3.3	First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed on May 31, 2017).
4.1	Form of certificate for shares of Common Stock. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).
4.2	Description of Capital Stock. (Incorporated by reference from Annual Report on Form 10-K filed on June 14, 2019)
10.1 +	Supply Agreement dated August 23, 2021 between Auris Health, Inc. and Encision Inc. (Incorporated by reference from the Form 10-Q filed on November 15, 2021)
31.1	Certification of President and CEO under Rule 13a-14(a) of the Exchange Act (filed herewith).
31.2	Certification of Principal Financial and Accounting Officer under Rule 13a-14(a) of the Exchange Act (filed herewith).
32.1	Certifications of President and CEO and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	The following materials from Encision Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, formatted in iXBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Income, (iii) the unaudited Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged at Level I.

+	Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Encision Inc.

February 14, 2022	By:	/s/ Mala Ray
Date		Mala Ray Controller Principal Accounting Officer & Principal Financial Officer

