Form 10-K/A
period 2021-03-31
ENCISION INC
filed 2022-03-17
CIK 930775

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Yes

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

Explanatory Note:

We are filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 23, 2021 (“Original Form 10-K) to revise Item 9A. This Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-K on June 23, 2021 and no attempt has been made is this Amendment No. 1 to modify or update other disclosures as presented in the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and our filings with the SEC subsequent to the filing of the Original Form 10-K.

1

Item 9A. Controls and Procedures.

Management’s Evaluation of Disclosures Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

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

Based upon our evaluation of internal controls, our CEO and PFAO determined that (i) we have a material weakness over our entity level control environment as of March 31, 2021 and (ii) our internal control over financial reporting was not effective as of March 31, 2021. Our preventive and review controls failed to detect errors related to the valuation of inventory and cutoff of service revenue.

Remediation Activities

Management has been actively engaged in remediating the above described material weaknesses. The following remedial actions have been taken:

•	We have made changes in our policy regarding how contract revenue and related costs are booked. Under the revised policy, such revenue and costs are now booked in the same month as the related work is performed.

•	We have changed our policy regarding reserves for slow moving inventory. Under our revised, policy we now book additional inventory reserves for all inventory older than 18 months, even if management believes such inventory is still salable.

The Company will design and implement additional procedures in fiscal 2022 and 2023 in order to assure that audit/accounting personnel are more involved with the Company’s inventory activities and service revenue to monitor and earlier identify accounting issues that may be raised by the Company’s ongoing activities.

The process of implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may take additional actions to address control deficiencies or modify certain of the remediation measures described above.

While progress has been made to enhance our internal control over financial reporting, we are still in the process of implementing these processes, procedures and controls. Additional time is required to complete implementation and to assess and ensure the sustainability of these procedures. We believe the above actions will be effective in remediating the material weaknesses described above and we will continue to devote significant time and attention to these remedial efforts. However, the material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded that these controls are operating effectively.

2

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

Changes In Internal Control Over Financial Reporting

Other than the applicable remediation efforts described above, there were no significant changes in our internal control over financial reporting during the twelve months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCISION INC.

March 17, 2022	By:	/s/ Mala Ray
Date		Mala Ray Controller Principal Accounting Officer & Principal Financial Officer

4