Form 10-Q/A
period 2021-12-31
ENCISION INC
filed 2022-03-17
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 21549

Form 10-Q/A

 (Amendment No. 1)

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

Explanatory Note:

We are filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (“SEC”) on February 14, 2022 (“Original Form 10-Q) to revise Item 4. This Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-Q on February 14, 2022 and no attempt has been made is this Amendment No. 1 to modify or update other disclosures as presented in the Original Form 10-Q. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-Q and our filings with the SEC subsequent to the filing of the Original Form 10-Q.

ITEM 4	- Controls and procedures

Management’s Evaluation of Disclosures Controls and Procedures

Our management, comprised of our Chief Executive Officer (CEO) and Principal Financial and Accounting Officer (PFAO) evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, and taking the matters described below into account, the Company’s CEO and PFAO have concluded that our disclosure controls and procedures over financial reporting were effective during reporting period ended December 31, 2021.

Remediation Activities Regarding Material Weakness

As disclosed in our Annual Report on Form 10-K for the March 31, 2021 fiscal year, management determined that (i) we had a material weakness over our entity level control environment as of March 31, 2021 and (ii) our internal control over financial reporting was not effective as of March 31, 2021. Our preventive and review controls failed to detect errors related to the valuation of inventory and cutoff of service revenue.

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

The Company will design and implement additional procedures during fiscal 2022 and fiscal 2023 in order to assure that audit/accounting personnel are more involved with the Company’s inventory activities and service revenue to monitor and earlier identify accounting issues that may be raised by the Company’s ongoing activities.

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

Changes In Internal Control Over Financial Reporting

Other than the applicable remediation efforts described above, there were no significant changes in our internal control over financial reporting during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Encision Inc.

March 17, 2022	By:	/s/ Mala Ray
Date		Mala Ray Controller Principal Accounting Officer & Principal Financial Officer