Form 10-K/A
period 2021-03-31
ENCISION INC
filed 2022-04-22
CIK 930775

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

Explanatory Note:

We are filing this Amendment No. 2 on Form 10-K/A (“Amendment No. 1”) to our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 23, 2021 (“Original Form 10-K) to revise Item 9A and Item 15. This Amendment No. 2 does not reflect events occurring after the filing of the Original Form 10-K on June 23, 2021 and no attempt has been made is this Amendment No. 2 to modify or update other disclosures as presented in the Original Form 10-K. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Form 10-K and our filings with the SEC subsequent to the filing of the Original Form 10-K.

1

Item 9A. Controls and Procedures.

Management’s Evaluation of Disclosures Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2021.

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

Item 15. Exhibits, Financial Statement Schedules.

(b) Exhibits - The following exhibits are attached to this report on Form 10-K or are incorporated herein by reference:

3.1	Articles of Incorporation of the Company, as amended. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).
3.2	Bylaws of the Company. (Incorporated by reference from Current Report on Form 8-K filed on October 30, 2007).
3.3	First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 31, 2017).
4.1	Form of certificate for shares of Common Stock. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).
4.2	Description of Capital Stock. (Incorporated by reference from Annual Report on Form 10-K filed on June 14, 2019)
10.1	Lease Agreement dated June 3, 2004 between Encision Inc. and DaPuzzo Investment Group, LLC (Incorporated by reference from Quarterly Report on Form 10-Q filed on August 12, 2004).

10.2	Encision Inc. 2007 Stock Option Plan (Incorporated by reference from Proxy Statement dated June 30, 2007). †
10.3	Encision Inc. First Amended and Restated 2014 Stock Option Plan (Incorporated by reference from Proxy Statement dated July 6, 2020). †
10.4	Employment Agreement, dated December 17, 2013, between Encision Inc. and Gregory J. Trudel (Incorporated by reference from Current Report on Form 8-K filed on December 23, 2013). †
10.5	Employment Agreement, dated November 14, 2016, between Encision Inc. and Gregory J. Trudel (Incorporated by reference to Exhibit 10-1 to our Current Report on Form 8-K filed on November 18, 2016). †
10.6	Fifth Amendment to Office Building Lease dated November 9, 2017 (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed February 12, 2018).

10.7	PPP Promissory Note dated as of April 17, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 23, 2020).
10.8	Economic Injury Disaster Loan dated as of August 1, 2020 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 14, 2020).
10.9	US Bank Equipment Finance Note dated January 21, 2021 (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K filed on June 23, 2021).
10.10	PPP Promissory Note dated as of February 8, 2021 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 12, 2021).
31.1	Section 302 Certification of Principal Executive Officer **
31.2	Section 302 Certification of Principal Financial and Accounting Officer **
32.1	Section 906 Certifications **

†	Denotes management contract or compensatory plan or arrangement.
**	Filed herewith.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENCISION INC.

April 22, 2022	By:	/s/ Mala Ray
Date		Mala Ray Controller Principal Accounting Officer & Principal Financial Officer

4