Form 10-Q/A
period 2021-12-31
ENCISION INC
filed 2022-04-22
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 21549

Form 10-Q/A

 (Amendment No. 2)

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

Explanatory Note:

We are filing this Amendment No. 2 on Form 10-Q/A (“Amendment No. 2”) to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission (“SEC”) on February 14, 2022 (“Original Form 10-Q) to revise Item 4 and Item 6. This Amendment No. 2 does not reflect events occurring after the filing of the Original Form 10-Q on February 14, 2022 and no attempt has been made is this Amendment No. 2 to modify or update other disclosures as presented in the Original Form 10-Q. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Form 10-Q and our filings with the SEC subsequent to the filing of the Original Form 10-Q.

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