Form 10-K
period 2022-03-31
ENCISION INC
filed 2022-07-13
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2022

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File No.: 0-28604

ENCISION INC.

(Exact name of registrant as specified in its charter)

Colorado	84-1162056
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of September 30, 2021, the aggregate market value of the shares of common stock held by non-affiliates of the issuer on such date was $7,251,510. This figure is based on the average bid and asked price of $1.00 per share of the issuer’s common stock on September 30, 2021 as quoted on the OTC Bulletin Board.

The number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date.

Common Stock, no par value	11,719,543
(Class)	(Outstanding at May 31, 2022)

Documents Incorporated by Reference: Definitive Proxy Statement for the 2022 Annual Shareholders' Meeting to be filed with the Securities and Exchange Commission and incorporated by reference as described in Part III. The 2022 Proxy Statement will be filed within 120 days after the end of the fiscal year ended March 31, 2022.

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

Business Highlights

Proprietary, Patented Technology

We have developed and launched patented AEM Surgical Instruments and Monitors that enhance patient safety and patient outcomes in laparoscopic surgical procedures. We have been issued 16 unexpired patents relating to AEM technology from the United States Patent and Trademark Office, each encompassing multiple claims, and which have between one and seventeen years remaining. We also have patents relating to AEM technology issued in Europe, Japan, Canada and Australia.

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

Developing Distribution Network is Advancing Utilization of AEM Technology

Our AEM technology, in the hands of a sales network with broad access to the surgery marketplace, will help to increase utilization and market share. Historically, our sales and marketing efforts have been hindered by our small size and limited distribution channels. While these limitations continue, we improved our sales network which provided new hospital accounts with AEM technology in our fiscal year ended March 31, 2022. Our supplier agreements with Group Purchasing Organizations (“GPOs”) and other key hospitals systems are beginning to expose more hospitals to the benefits of our AEM technology. During the year ended March 31, 2020, our proprietary patient safety technology was recognized by the U.S. Department of Veterans Affairs and provides us with the opportunity to market our instruments and monitors into VA Medical Centers. The VA is the largest medical system in the U.S. providing service to more than nine million veterans across more than 1,200 facilities. Also, during the year ended March 31, 2020, we were awarded a prestigious Vizient Innovative Technology Contract for monopolar surgical instruments and monitors. Vizient represents a diverse membership base that includes academic medical centers, pediatric facilities, community hospitals, integrated health delivery networks and non-acute health care providers and represents approximately $100 billion in annual medical devices and supplies purchasing volume.

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

When a hospital decides to use our AEM technology, we make recurring sales to such hospital for replacement instruments. Sales from reusable and disposable AEM products in hospitals represented over 90% of our sales in the fiscal year ended March 31, 2022, and we expect this sales stream to grow as new hospitals increasingly adopt AEM technology and existing hospitals increase usage of AEM instrumentation. We also expect to increase the value per procedure delivered to our customers and, therefore, expect the dollars per procedure to increase. AEM Instruments are competitively priced compared to conventional laparoscopic instruments.

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

Historical Perspective

We were organized as a Colorado corporation in 1991 and spent several years developing the AEM monitoring system and protective sheaths to adapt to conventional electrosurgical instruments. During this period, we conducted product trials and applied for patents with the United States Patent and Trademark Office and with International patent agencies. Our patents relate to the basic shielding and monitoring technologies that we incorporate into our AEM products. As of March 31, 2022, we have 16 unexpired United States patents relating to specific implementations of shielding and monitoring in instruments and continue to add patents as we further develop our proprietary technology and its applications.

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

The 2020 introduction of our AEM 2X enTouch® Scissors (“2X Scissors”) brought new levels of performance and economy to the surgical scissor market by combining the best in class performance of our enTouch Disposable Scissors with the value and economy of a multi-use device. We believe that our 2X Scissors will have a significant impact on the disposable laparoscopic scissor market. Our enTouch Disposable Scissors have long been the surgeon preferred product because of their sharpness and micro-serrations. Our 2X Scissors provide all those benefits at half the cost per use and reduce hospital waste and the impact on the environment as well. The thermochromic technology integrated into 2X Scissors lets the hospital know when to replace the scissors with new ones and makes tracking their use simple and easy. We expect 2X Scissors to have an attractive sales trajectory and will become a significant part of our portfolio of products. 2X Scissors work with hot AEM dissection and have a price point that makes them suitable for cold dissection as well. 2X Scissors should open new use segments for us and create an opportunity for customers to standardize on our entire portfolio of Active Electrode Monitoring (AEM®) products.

Services

On April 20, 2020, we entered into a Master Services Agreement (“MSA”) with Auris Health, Inc. (“Auris Health”), which is based in Redwood City, CA and a part of Johnson & Johnson Medical Devices Companies. The MSA (and the initial related Statement of Work thereunder) were effective as of March 3, 2020. Under the MSA, we and Auris Health collaborated on the development of equipment designed to enable the compatibility of our AEM technology with monopolar instruments produced by Auris Health. The MSA had a term of up to three years, but either party could terminate the MSA sooner upon 10 business days’ prior written notice. On August 23, 2021, we entered into a Supply Agreement with Auris Health, Inc. On May 5, 2022, the parties mutually agreed to terminate all of our agreements.

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

Research and Development

We aim to continually expand our AEM Instrument product line to satisfy the evolving needs of surgeons. For AEM technology to fully become a standard of care, we must satisfy surgeons’ preferred instrument shapes, sizes, styles and functionality with integrated AEM technology. This commitment includes expanding the styles of electrosurgical instruments available for MIS applications so that the conversion to AEM technology is transparent to surgeons and does not require significant change in their current surgical techniques. We employ full-time engineers and use independent contractors from time to time in our research and product development efforts. This group continuously explores ways to broaden and enhance the product line. Current research and development efforts are focused primarily on line-extension projects to further expand our AEM Instrument product offering to increase surgeons’ choices and options in laparoscopic surgery. Our research and development expenses were $918,155 in fiscal year 2022 and $569,542 in fiscal year 2021. We expense research and development costs for products and processes as incurred. Costs that are included in research and development expenses include direct salaries, contractor fees, materials, facility costs and administrative expenses that relate to research and development.

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

We achieved CE marking in August 2000, which required prior certification of our quality system and product documentation. Maintenance of the CE marking status requires periodic audits of the quality system and technical documentation by our European Notified Body, TUV Rheinland. The most recent audit was completed in February 2022.

Patents, Patent Applications and Intellectual Proprietary Rights

We have invested heavily in an effort to protect our valuable technology, and, as a result of this effort, we have been issued 16 unexpired relevant patents that together form a significant intellectual property position. Our patents relate to the basic shielding and monitoring technologies that we incorporate into our AEM products. As of March 31, 2022, we have 16 unexpired United States patents relating to specific implementations of shielding and monitoring in instruments. As of March 31, 2022, there are between one and seventeen years remaining on our AEM patents. We have five patent applications in process and we have four trademarks.

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

Sales of medical devices outside of the United States are subject to United States export requirements and foreign regulatory requirements. Legal restrictions on the sale of imported medical devices vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval and the requirements may differ. Our Certificate of Export from the United States Department of Health and Human Services has expired and we will seek to renew it. However, a specific foreign country in which we wish to sell our products may not accept or continue to accept the Certificate of Export. Entry into the European Economic Area market also requires prior certification of our quality system and product documentation. We achieved CE marking in August 2000, allowing a launch into the European marketplace. Maintenance of the CE marking status requires annual audits of the quality system and technical documentation by our European Notified Body, TUV Rheinland. The most recent audit was completed in February 2022.

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

Employees

As of March 31, 2022, we employed 31 full-time and 2 part-time individuals, of which 4 full-time and 2 part-time are engaged directly in research, development and regulatory activities, 14 full-time in manufacturing/operations, 7 full-time in marketing and sales, and 6 full-time time in administrative positions. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

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

Among the factors that could cause future results and financial condition to be materially different from expectations are:

Covid-19. We are monitoring the ongoing outbreak of Covid-19, and the related mandated precautions to mitigate the spread of the disease, including various business restrictions and its impact on operations, financial position, cash flow, inventory, supply chains, purchasing trends, customer payments, the industry in general and its impact on our employees. The impact of the disease and related public health measures is highly uncertain, cannot be predicted, and will dependent upon future developments. During the 2022 and 2021 fiscal years, our operations were significantly negatively impacted by Covid-19. This reduction was primarily due to a significant reduction in elective surgical procedures due to Covid-19, which reduced demand for our products.

Our products may not be accepted by the market. The success of our products and our financial condition depends on the acceptance of AEM products by the medical community in commercially viable quantities during fiscal year 2022 and beyond. We cannot predict how quickly or how broadly AEM products will be accepted by the medical community. We need to continually educate the marketplace about the potential hazards involved in the use of conventional electrosurgical products during MIS procedures and the expected benefits associated with the use of AEM products. If we are unsuccessful in educating the marketplace about our technology and the hazards of conventional instruments, we will not create sufficient demand by hospitals and surgeons for AEM products and our financial condition, results of operations and cash flows could be adversely affected.

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

We may need additional funding to support our operations. We were formed in 1991 and have incurred losses of approximately $22 million since that date. We have primarily financed research, development and operational activities with issuances of our common stock and warrants, the exercise of stock options to purchase our common stock, loans, and, in some years, by operating profits. For the fiscal year ended March 31, 2022, our cash used in operations was $444,000. At March 31, 2022, we had cash and equivalents of $950,000. If we are unable to maintain cash flows sufficient to support ongoing operations, we will need to seek additional financing. There is no assurance that we will be able to raise additional capital on acceptable terms or at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders could be diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds through debt financing, which may involve restrictive covenants, our ability to operate our business may be restricted. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, our business, results of operations and financial condition could be materially and adversely affected.

.

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

We depend on single source suppliers for certain of the key components of our products and sub-contractors to provide much of the materials used in the manufacturing of our products. The loss of a supplier or limitation in supply from existing suppliers could have a material adverse effect on our ability to manufacture our products until a new source of supply is located. Although we believe that there are alternative suppliers, any interruption in the supply of key components could have a material adverse effect on us. A sudden increase in customer demand may create a backorder situation as lead times for some of our critical materials are in excess of 16 weeks. We rely on subcontractors to provide products, either in the form of finished goods or sub-assemblies that we then assemble and test. While these sub-contractors reduce our total cost of manufacturing, they may not be as responsive to increased demand as we would be if we had our manufacturing capacity entirely in-house, which may limit our growth strategy and sales.

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

Our common stock is thinly traded, the prices at which it trades are volatile and the buying or selling actions of a few shareholders may adversely affect our stock price. As of May 31, 2022, we had a public float, which is defined as shares outstanding minus shares held by our officers, directors, or beneficial holders, of greater than 10% of our outstanding common stock, of 7,286,381 shares, or 62% of our outstanding common stock. The average number of shares traded in any given day over the past year has been relatively small compared to the public float. Thus, the actions of a few shareholders either buying or selling shares of our common stock may adversely affect the price of the shares. Historically, thinly-traded securities such as our common stock have experienced extreme price and volume fluctuations that do not necessarily relate to operating performance.

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

Item 2. Properties

We lease 28,696 square feet of office and manufacturing space under noncancelable lease agreements through October 31, 2024 at 6797 Winchester Circle, Boulder, Colorado. We believe that our existing facilities are adequate for our current operations.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

During our fiscal years 2022 and 2021, our common stock has been quoted on the Pink tier, operated by the OTC Markets Group, Inc. The ticker symbol “ECIA” has been assigned to our common stock for over-the-counter quotations.

We have never paid cash dividends on our common stock and have no present plans to do so. We presently intend to retain any cash generated from operations in the future for use in our business. As of March 31, 2022, there were approximately 68 holders of record of our common stock.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the period covered by this Annual Report.

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

Possibility of Operating Losses. We have an accumulated deficit of $21,529,319 at March 31, 2022. We have made significant strides toward improving our operating results. However, due to the ongoing need to develop new products, the need to develop, optimize and train our sales distribution network and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss in future periods.

Sales Growth. We expect to generate increased sales in the U.S. from sales to new hospital customers and to grow AEM instrumentation sales to existing accounts. In fiscal year 2023, we will focus on growing our AEM franchise through a campaign focused on the clinical, economic and safety benefits of AEM technology, a medico-legal initiative and our new AEM products. In addition, prior years’ efforts in vertical integration have given us three core competencies – electrosurgery, instrument design, and manufacturing – which we expect will allow us to increase sales from our strategic partnership initiatives. Our goal is to offer our customers an AEM disposable counterpart for each AEM reusable instrument.

Gross Margin. We believe that if our fiscal year 2023 revenues increase, then our fiscal year 2023 gross profit and gross margin, as a percentage of revenue, will increase due to a higher gross margin on product revenue as a result of an increase in product produced.

Sales and Marketing Expenses. We continue our efforts to expand domestic and international distribution capability, and we believe that sales and marketing expenses will need to be maintained at a healthy level in order to expand our market visibility and optimize the field sales capability of converting new hospital customers to AEM technology. Sales and marketing expenses are expected to increase as we increase our marketing efforts to support our direct sales representatives. In fiscal year 2023, we expect to have six direct sales managers. Each direct sales manager also manages a separate territory.

Manufacturing. We believe that we will be able to achieve cost reductions, and provide better control over quality and consistency, by producing products on our own. We manufacture our own disposable scissor inserts and are exploring other products that we may manufacture internally.

Research and Development Expenses. Research and development expenses are expected to increase to support expansion to our AEM product line, which will further expand the instrument options for the surgeon. New refinements to AEM product lines are planned for introduction in fiscal year 2023.

Results of Operations

Net Product revenue. Net product revenue for the fiscal year ended March 31, 2022 (“FY 22”) was $6,914,678, and for the fiscal year ended March 31, 2021 (“FY 21”), net revenue was $7,010,657, a decrease of 1%. The decrease of AEM product net revenue is attributable to business lost from hospitals that used AEM technology during the year. Product revenue for the fiscal year ended March 31, 2022 decreased primarily as a result of the decrease in non-essential surgical procedures performed during this period due to the COVID-19 pandemic. At March 31, 2022, we had approximately $136,000 of backorders due to a constraint by our product vendors in supplying us with product materials.

Net Service revenue. Net service revenue for FY 22 was $753,958, and for FY 21 net service revenue was $527,177. Net service revenue was for engineering services performed under a Master Services Agreement with Auris Health, Inc. (“Auris Health”). Auris Health is a part of the Johnson & Johnson family of companies. Under the agreement, we collaborated on the integration of AEM technology into monopolar instrumentation produced by Auris Health for advanced surgical applications. On August 23, 2021, we entered into a Supply Agreement with Auris Health, Inc. On May 5, 2022, the parties mutually agreed to terminate all of our agreements.

Gross profit. Gross profit in FY 22 was $3,788,418, which represented a decrease of $116,685, or 3%, from gross profit in FY 21 of $3,905,103. Gross profit margin was 49% of net revenue for FY 22 and 52% of net revenue for FY 21. Gross profit decreased in FY 22 from FY 21 due principally to higher material costs. Our supplier agreements with GPOs include fixed pricing, with no allowance for inflationary pricing. Our product revenue from GPOs in FY 22 was approximately 82% of our total product revenue. In FY 22, we had increased product vendor costs that were not allowed to be passed on to our GPO customers and resulted in a compressed gross profit margin.

Sales and marketing expenses. Sales and marketing expenses were $2,084,110 in FY 22, an increase of $63,675, or 3%, from $2,020,435 in FY 21. The increase was the result of increased advertising, trade shows and travel. The increase was partially offset by lower sales samples.

General and administrative expenses. General and administrative expenses were $1,381,087 in FY 22, an increase of $4,320, or 0%, from $1,376,767 in FY 21. The increase was the result of increased insurance costs. The net increase was partially offset by decreased outside services.

Research and development expenses. Research and development expenses were $918,155 in FY 22, an increase of $348,613 or 61%, from $$569,542 in FY 21. The increase was the result of increased test and prototype materials, outside services and a write-off of tooling, all of which relate to the development of new products.

Other income, net. Other income, net of $134,935 for FY 21 included a tariff refund of $75,161 and a non-cash reduction of accounts payables of $56,435.

Net income and loss. Net loss in FY 22 of $65,594 represented a loss increase of $650,328 compared to FY 21 net income of $584,734. The loss increase was principally the result of decreased gross profit and increased operating expenses, as discussed above.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock, loans and, in some years, by operating profits. To date, common stock and additional paid in capital totaled $24,275,183 from our inception through March 31, 2022. Our operations used $444,432 and provided $219,946 of cash in FY 22 and FY 21, respectively, on net revenue of $7,668,636 and $7,537,834 in FY 22 and FY 21, respectively. Working capital was $2,325,331 at March 31, 2022 compared to $2,921,743 at March 31, 2021. The decrease in working capital was primarily caused by the FY 22 net loss. Current liabilities were $1,276,391 at March 31, 2022 compared to $1,176,251 at March 31, 2021.

During January 2021, we canceled our relationship with Crestmark Bank. We had no borrowings and incurred a $20,000 exit fee. On August 4, 2020, we received $150,000 in loan funding from the U.S. Small Business Administration (“SBA”) under the Economic Injury Disaster Loan (“EIDL”) program administered by the SBA, which program was expanded pursuant to the CARES Act. The EIDL is evidenced by a promissory note, dated August 1, 2020 in the original principal amount of $150,000 with the SBA, the lender. Under the terms of the Note, interest accrues on the outstanding principal at the rate of 3.75% per annum. The term of the Note is thirty years, though it may be payable sooner upon an event of default under the Note. Under the Note, we will be obligated to make equal monthly payments of principal and interest of $774 beginning on August 1, 2023 through the maturity date of August 1, 2050. The Note may be prepaid in part or in full, at any time, without penalty. During January 2021, we entered into a note agreement with U.S. Bank for $92,000. The note is for five years at a 5% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment. On April 17, 2020, we entered into an unsecured promissory note under the PPP for a principal amount of $598,567. The PPP was established under the Consolidated Appropriations Act of 2020, enacted December 27, 2020. Under the terms of the CARES Act, a PPP loan recipient may apply for, and be granted, forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined based upon the use of loan proceeds for payroll costs, rent and utility costs, and the maintenance of employee and compensation levels. In the quarter that ended December 31, 2020, we achieved the requirements for forgiveness, all of the $598,567 was forgiven, and we recognized the forgiveness as extinguishment of debt income of $598,567. On February 8, 2021, we entered into a second unsecured promissory note under the PPP for a principal amount of $533,118. During the quarter that ended September 30, 2021, we achieved the requirements for forgiveness of the second note, and we recognized the forgiveness as extinguishment of debt income of $533,118.

We believe that the unique performance of AEM technology and our breadth of independent endorsements provide an opportunity for market share growth. We believe that the market awareness of AEM technology and its endorsements is continually improving and that this will benefit revenue efforts in FY 23. We believe that we enter FY 23 having achieved improvements in the clinical credibility of our technology. Our FY 23 operating plan is focused on growing revenue, increasing gross profits, increasing research and development costs while increasing profits and positive cash flows. We cannot predict with certainty the expected revenue, gross profit, net income or loss and usage of cash, cash equivalents and restricted cash for FY 23. We believe that cash resources and borrowing capacity will be sufficient to fund our operations for at least the next twelve months under our current operating plan. If we are unable to manage business operations in line with our budget expectations, it could have a material adverse effect on business viability, financial position, results of operations and cash flows. Further, if we are not successful in sustaining profitability and remaining at least cash flow break-even, additional capital may be required to maintain ongoing operations.

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

Income Taxes

As of March 31, 2022, net operating loss carryforwards totaling approximately $7.7 million were available to reduce taxable income in the future. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in fiscal year 2023. We have not paid income taxes since our inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including changes in our ownership. We have established a valuation allowance for the entire amount of our deferred tax asset since inception due to our history of losses. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed.

Off-Balance Sheet Financing Arrangements

We do not utilize variable interest entities or other off-balance sheet financial arrangements.

Contractual Obligations

Effective November 9, 2017, we extended our noncancelable lease agreement through July 31, 2024, and further extended it through October 31, 2024, for our facilities at 6797 Winchester Circle, Boulder, Colorado. Lease expense was $357,644 for the fiscal year ended March 31, 2022 and $322,961 for the fiscal year ended March 31, 2021. The minimum future lease payment, by fiscal year, as of March 31, 2022 is as follows:

Fiscal Year	Amount
2023	$357,667
2023	372,167
2024	386,667
2025	232,139
Total	$1,348,640

On August 4, 2020, we received $150,000 in loan funding from the U.S. Small Business Administration (“SBA”) under the Economic Injury Disaster Loan (“EIDL”) program administered by the SBA, which program was expanded pursuant to the CARES Act. The EIDL is evidenced by a promissory note, dated August 1, 2021 in the original principal amount of $150,000 with the SBA, the lender. Under the terms of the Note, interest accrues on the outstanding principal at the rate of 3.75% per annum. The term of the Note is thirty years, though it may be payable sooner upon an event of default under the Note. Under the Note, we will be obligated to make equal monthly payments of principal and interest of $731 beginning on August 1, 2022 through the maturity date of August 1, 2050. The Note may be prepaid in part or in full, at any time, without penalty.

The minimum future EIDL payment, by fiscal year, as of March 31, 2022 is as follows:

Fiscal Year	Amount
2023	1,997
2023	3,091
2024	3,208
2025	3,331
2026	3,457
Thereafter	136,916
Total	$152,000

During January 2022, we entered into a note agreement with U.S. Bank for $92,000. The note is for five years at a 5% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment.

The minimum future U.S. Bank payment, by fiscal year, as of March 31, 2022 is as follows:

Fiscal Year	Amount
2023	18,400
2023	18,400
2024	18,400
2025	18,400
2026	15,060
Total	$88,660

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease obligations	$1,348,640	$357,667	$758,834	$232,139	$—
EIDL note	152,000	1,997	6,299	6,788	136,916
U.S. Bank note	88,660	18,400	36,800	33,460	—
Totals	$1,589,300	$378,064	$801,933	$272,387	$136,916

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

Item 8. Financial Statements and Supplementary Data

The following financial statements are included in this Report:

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Encision Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Encision Inc. (the “Company”) as of March 31, 2022, and the related consolidated statement of operations, statements of stockholders’ deficit, and cash flows for each of the year then ended, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022, and the results of its operations and its cash flows for each of the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Inventories

Critical Audit Matter Description

The Company’s inventories consist of finished goods and raw materials, which are manufactured or purchased for use in the Company’s finished goods. The Company offers several different products to its customers. The cost of the inventory is a combination of raw materials, labor to convert those materials to components of the inventory and finished goods, and an allocation of overhead and related costs. The Company also prepares an obsolescence valuation at year end to properly record inventory at lower of cost or net realizable value.

Significant judgment is exercised by the Company in determining the costs of inventory and includes the following:

•	Determination of which costs to include at each manufacturing phase, including overhead allocation and materials used for production and finished goods.

•	Identification of Inventory on hand and any obsolescence reserve or write-offs determined based on usability of inventory on hand.

Given the inherent uncertainty in forecasting product demand, including the impact of product releases, auditing the reasonableness of management’s estimated and assumptions related to inventory reserve required a high degree of auditor judgement and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company's inventory included the following:

•	We evaluated management’s significant accounting policies related to inventory for reasonableness.
•	We selected a sample of finished goods and raw materials and performed detailed testing over the items selected, including but not limited to the following:
o	Agreed the bill of materials source documents for each selection, including invoice, labor and overhead allocations, and any other items relevant to price verification
o	Tested managements identification and application of inventory costs for components and finished goods
o	Performed a physical inventory count as of year-end and tested the reconciliation of quantities on hand to the inventory listing, performing both existence and completeness testing.
o	Assessed the reasonableness of costs and the appropriate application of managements significant accounting policies related to Inventory, including determination of inventory obsolescence reserve.

Emphasis of Matters-Risks and Uncertainties

The Company is not able to predict the ultimate impact that COVID -19 will have on its business. However, if the current economic conditions continue, the pandemic could have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company plans to operate.

/s/ Gries & Associates, LLC

We have served as the Company’s auditor since 2022.

PCAOB ID: 6778

Denver, CO

July 12, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Encision Inc.
Boulder, Colorado

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Encision Inc. as of March 31, 2021 and the related statements of operations, shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Encision Inc. as of March 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Encision Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risk of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Denver, Colorado

June 23, 2021

 Encision Inc.

Balance Sheets

	March 31, 2022	March 31, 2021
ASSETS
Current assets:
Cash	$949,645	$1,474,339
Accounts receivable, net of allowance for doubtful accounts of $0 at March 31, 2022 and $35,000 at March 31, 2021	947,623	1,024,370
Inventories, net of reserve for obsolescence of $36,000 at March 31, 2022 and $70,000 at March 31, 2021	1,584,321	1,445,134
Prepaid expenses and other assets	120,133	154,151
Total current assets	3,601,722	4,097,994
Equipment:
Furniture, fixtures and equipment, at cost	2,468,949	2,695,297
Accumulated depreciation	(2,279,652)	(2,429,580)
Equipment, net	189,297	265,717
Right of use asset	786,407	1,060,971
Patents, net of accumulated amortization of $282,081 at March 31, 2022 and $317,822 at March 31, 2021	180,719	213,368
Other assets	34,240	20,496
TOTAL ASSETS	$4,792,385	$5,658,546
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$576,381	$389,088
Line of credit	—	—
Secured notes	21,491	20,397
Accrued compensation	190,853	181,686
Other accrued liabilities	125,179	282,102
Accrued lease liability	362,487	302,978
Total current liabilities	1,276,391	1,176,251
Long-term liability:
Secured notes	205,809	220,263
Accrued lease liability	564,321	926,808
Unsecured promissory note	—	533,118
Total liabilities	2,046,521	2,856,440
Commitments and contingencies (Note 4)
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 11,719,543 issued and outstanding at March 31, 2022 and 11,582,641 at March 31, 2021	24,275,183	24,265,831
Accumulated (deficit)	(21,529,319)	(21,463,725)
Total shareholders’ equity	2,745,864	2,802,106
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,792,385	$5,658,546

The accompanying notes to financial statements are an integral part of these statements.

Encision Inc.

Statements of Operations

Years Ended	March 31, 2022	March 31, 2021
NET REVENUE:
Product	$6,914,678	$7,010,657
Service	753,958	527,177
Total revenue	7,668,636	7,537,834

COST OF REVENUE:
Product	3,509,158	3,375,307
Service	371,060	257,424
Total cost of revenue	3,880,218	3,632,731
GROSS PROFIT	3,788,418	3,905,103
OPERATING EXPENSES:
Sales and marketing	2,084,110	2,020,435
General and administrative	1,381,087	1,376,767
Research and development	918,155	569,542
Total operating expenses	4,383,352	3,966,744
OPERATING (LOSS)	(594,934)	(61,641)
OTHER INCOME (EXPENSE):
Interest expense, net	(7,224)	(87,127)
Extinguishment of debt income	533,118	598,567
Other income, net	3,446	134,935
Interest expense, extinguishment of debt income and other income, net	529,340	646,375
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(65,594)	584,734
Provision for income taxes	—	—
NET INCOME (LOSS)	$(65,594)	$584,734
Net income (loss) per share—basic and diluted	$(0.01)	$0.05
Weighted average shares—basic	11,625,118	11,582,641
Weighted average shares—diluted	11,625,118	11,767,997

The accompanying notes to financial statements are an integral part of these statements.

Encision Inc.

Statements of Shareholders’ Equity

	Shares of Common Stock	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
BALANCES AT MARCH 31, 2020	11,582,641	$24,232,477	$(22,048,459)	$2,184,018
Net income	—	—	584,734	584,734
Compensation expense related to equities	—	33,354	—	33,354
BALANCES AT MARCH 31, 2021	11,582,641	$24,265,831	$(21,463,725)	$2,802,106
Net loss	—	—	(65,594)	(65,594)
Compensation expense related to equities	—	40,853	—	40,863
Options exercised	136,902	(31,501)		(31,511)
BALANCES AT MARCH 31, 2022	11,719,543	$24,275,183	$(21,529,319)	$2,745,864

The accompanying notes to financial statements are an integral part of these statements.

Encision Inc.

Statements of Cash Flows

Years Ended	March 31, 2022	March 31, 2021
Cash flows (used in) from operating activities:
Net (loss) income	$(65,594)	$584,734
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Extinguishment of debt income	(533,118)	(598,567)
Write-off of tooling	31,000	—
Depreciation and amortization	113,470	88,955
Stock-based compensation expense related to stock options	40,853	33,354
(Recovery from) provision for doubtful accounts, net change	(35,000)	(23,000)
Provision for (recovery from) for inventory obsolescence, net change	(34,000)	31,000
Other income from release of account payable	—	(56,435)
Change in operating assets and liabilities:
Right of use asset, net	(28,414)	63,169
Accounts receivable	163,456	(120,176)
Inventories	(105,187)	149,767
Prepaid expenses and other assets	(31,435)	(82,460)
Accounts payable	187,293	700
Accrued compensation and other accrued liabilities	(147,756)	148,905
Net cash (used in) provided by operating activities	(444,432)	219,946
Cash flows (used in) investing activities:
Acquisition of property and equipment	(17,550)	(30,020)
Patent costs	(17,851)	(15,166)
Net cash (used in) investing activities	(35,401)	(45,186)
Cash flows from (used in) financing activities:
(Paydown of) borrowings from credit facility, net change	—	(370,498)
Proceeds from secured notes	—	153,260
(Paydown of) secured notes	(13,360)	—
Net payments from exercise of stock options	(31,501)	—
Proceeds from PPP loans	—	1,131,685
Net cash (used in) provided by financing activities	(44,861)	914,447
Net (decrease) increase in cash	(524,694)	1,089,207
Cash, beginning of fiscal year	1,474,339	385,132
Cash, end of fiscal year	$949,645	$1,474,339

Supplemental disclosure of non-cash investing activity information:
Acquisition of property and equipment through secured note payable	—	$87,400
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$7,224	$80,251

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

We have an accumulated deficit of $21,529,319 at March 31, 2022. Operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock, loans, and by operating profits. Our liquidity has diminished because of prior years’ operating losses, and we may be required to seek additional capital in the future.

Our strategic marketing and sales plan is designed to expand the use of our products in surgically active hospitals in the United States.

We had (net loss) and net income available to shareholders of $(65,594) and $584,734 for the fiscal years ended March 31, 2022 and 2021, respectively. At March 31, 2022, we had $949,645 in cash available to fund future operations, and outstanding borrowings of $227,300. In February 2021, we entered into an unsecured promissory note under the PPP for a principal amount of $533,118. The PPP was established under the congressionally approved CARES Act. The term of the PPP loan is for two years with an interest rate of 1.0% per year, which will be deferred for the first six months of the term of the loan. After the initial six-month deferral period, the loan requires monthly payments of principal and interest until maturity with respect to any portion of the PPP loan which is not forgiven. Under the terms of the CARES Act, a PPP loan recipient may apply for, and be granted, forgiveness for all or a portion of loans granted under the PPP. During the quarter ended September 30, 2021 we achieved the requirements for forgiveness of the loan and recognized extinguishment of debt income.

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

Fair Value of Financial Instruments. Our financial instruments consist of cash, cash equivalents, short-term trade receivables, payables, line of credit, PPP loan, Economic Injury Disaster Loan (“EIDL”) loan and secured notes. The carrying values of cash, cash equivalents, trade receivables, payables, line of credit approximate their fair value due to their short maturities. The fair values of the EIDL Loan approximates the carrying value based on estimated discounted future cash flows using the current rates at which similar loans would be made.

Concentration of Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents, and accounts receivable. The carrying value of all financial instruments approximates fair value. The amount of cash on deposit with financial institutions occasionally exceeds the $250,000 federally insured limit at March 31, 2022. However, we believe that cash on deposit that exceeds $250,000 in the financial institutions is financially sound and the risk of loss is minimal.

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

A summary of the activity in our allowance for doubtful accounts is as follows:

Years Ended	March 31, 2022	March 31, 2021
Balance, beginning of year	$35,000	$58,000
Provision for (recoveries of) estimated losses	(33,910)	(16,322)
Write-off of uncollectible accounts	(1,090)	(6,678)
Balance, end of year	$0	$35,000

The net accounts receivable balance at March 31, 2022 of $947,623 included no more than 8% from any one customer. The net accounts receivable balance at March 31, 2021 of $1,024,370 included no more than 14% from any one customer.

Warranty Accrual. We provide for the estimated cost of product warranties at the time sales are recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is based upon historical experience and is also affected by product failure rates and material usage incurred in correcting a product failure. Should actual product failure rates or material usage costs differ from our estimates, revisions to the estimated warranty liability would be required. There was no warranty accrual at March 31, 2022.

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

At March 31, 2022 and 2021, inventory consisted of the following:

	March 31, 2022	March 31, 2021
Raw materials	$1,083,387	$1,038,094
Finished goods	536,934	477,040
Total gross inventories	1,620,321	1,515,134
Less reserve for obsolescence	(36,000)	(70,000)
Total net inventories	$1,584,321	$1,445,134

A summary of the activity in our inventory reserve for obsolescence is as follows:

Years Ended	March 31, 2022	March 31, 2021
Balance, beginning of year	$70,000	$39,000
Provision for estimated obsolescence	17,578	31,528
Write-off of obsolete inventory	(51,578)	(528)
Balance, end of year	$36,000	$70,000

Property and Equipment. Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally three to seven years. We use the straight-line method of depreciation for property and equipment. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized. Depreciation expense for the years ended March 31, 2022 and 2021 was $62,970 and $58,861, respectively.

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

Patents. The costs of applying for patents are capitalized and amortized on a straight-line basis over the lesser of the patent’s economic or legal life (20 years from the date of application in the United States). Capitalized costs are expensed if patents are not issued. We review the carrying value of our patents periodically to determine whether the patents have continuing value and such reviews could result in the conclusion that the recorded amounts have been impaired. A summary of our patents at March 31, 2022 and 2021 is as follows:

	March 31, 2022	March 31, 2021
Patents issued	$496,901	$496,901
Write off of obsolete patents	(86,239)	—
Accumulated amortization	(265,762)	(308,155)
Patents issued, net of accumulated amortization	144,900	188,746
Patent applications	52,138	34,288
Accumulated amortization	(16,319)	(9,666)
Patent applications, net of accumulated amortization	35,819	24,622
Total net patents and patent applications	$180,719	$213,368

The expected annual amortization expense related to patents and patent applications as of March 31, 2022, for the next five fiscal years, is as follows:

Fiscal Year	Amount
2023	$25,597
2024	23,788
2025	22,884
2026	21,929
2027	21,112
Thereafter	65,409
Total	$180,719

Other Accrued Liabilities. At March 31, 2022 and 2021, other accrued liabilities consisted of the following:

	March 31, 2022	March 31, 2021
Bonus	$—	$95,795
Sales commissions	29,157	45,370
Sales and use tax	13,967	15,065
Marketing fees	15,735	15,330
Payroll taxes, payroll	53,998	93,857
Miscellaneous	12,322	16,685
Total other accrued liabilities	$125,179	$282,102

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

The cumulative effect of adopting ASC 740 on April 1, 2007 has been recorded net in deferred tax assets, which resulted in no ASC 740 liability on the balance sheet. The total amount of unrecognized tax benefits as of the date of adoption was zero. There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit the Company’s tax returns from fiscal year ended March 31, 2021 through the current period. Our policy is to account for income tax related interest and penalties in income tax expense in the statements of operations. There have been no income tax related interest or penalties assessed or recorded. Because the Company has provided a full valuation allowance on all of its deferred tax assets, the adoption of ASC 740 had no impact on our effective tax rate.

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

Advertising Costs. We expense advertising costs as incurred. Advertising expense for the years ended March 31, 2022 and 2021 was minimal.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our statements of operations for fiscal years 2022 and 2021 included compensation expense for share-based payment awards granted prior to, but not yet vested as of March 31, 2022, based on the grant date fair value. Compensation expense for all share-based payment is recognized using the straight-line, single-option method. As stock-based compensation expense recognized in the accompanying statements of operations for fiscal years 2022 and 2021 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Stock-based compensation expense recognized under ASC 718 for fiscal years 2022 and 2021 was $40,853 and $33,354, respectively, which consisted of stock-based compensation expense related to director and employee stock options.

Stock-based compensation expense related to director and employee stock options under ASC 718 for fiscal years 2022 and 2021 was allocated as follows:

Years Ended	March 31, 2022	March 31, 2021
Cost of sales	$619	$3,669
Sales and marketing	6,067	4,871
General and administrative	30,955	22,632
Research and development	3,212	2,182
Stock-based compensation expense	$40,853	$33,354

Segment Reporting. We have concluded that we have two operating segments, product and service. Product designs, develops, manufactures and markets patented surgical instruments. Service performs electrical engineering activities for external entities.

	Year Ended March 31, 2022			Year Ended March 31, 2021
	Product	Service	Total	Product	Service	Total
Net revenue	$6,914,678	$753,958	$7,668,636	$7,010,657	$527,177	$7,537,834
Cost of revenue	3,509,158	371,060	3,880,218	3,375,307	257,424	3,632,731
Gross profit	3,405,520	382,898	3,788,418	3,635,350	269,753	3,905,103
Operating income (loss)	(977,832)	382,898	(594,934)	(357,248)	269,753	(61,641)
Depreciation and amortization	113,470	—	113,470	88,955	—	88,955
Capital expenditures	17,550	—	17,550	117,420	—	117,420
Equipment and patents, net	$370,016	$—	$370,016	$479,085	$—	$479,085

Basic and Diluted Income per Common Share. Net income per share is calculated in accordance with ASC Topic 260, "Earnings Per Share" ("ASC 260"). Under the provisions of ASC 260, basic net income per common share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing the net income for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. Because we had a loss in fiscal year 2022, the shares used in the calculation of dilutive potential common shares exclude options to purchase shares.

The following table presents the calculation of basic and diluted net income (loss) per share:

Years Ended	March 31, 2022	March 31, 2021
Net income (loss)	$(65,594)	$584,734
Weighted-average shares — basic	11,625,118	11,582,641
Effect of dilutive potential common shares	—	185,356
Weighted-average shares — basic and diluted	11,625,118	11,767,997
Net loss per share — basic and diluted	$(0.01)	$0.05
Antidilutive equity units	1,061,000	850,644

Recent Accounting Pronouncements. In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 adds a current expected credit loss (“CECL”) impairment model to U.S. GAAP that is based on expected losses rather than incurred losses. Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, excluding smaller reporting entities, which will be effective for fiscal years beginning after December 15, 2023. We will adopt ASU 2016-13 beginning April 1, 2023 and do not expect the application of the CECL impairment model to have a significant impact on our allowance for uncollectible amounts for accounts receivable.

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

Under ASC 718, the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of financial information in accordance with ASC 718. The use of a Black-Scholes model requires the use of actual employee exercise behavior data and the use of a number of assumptions including expected volatility, risk-free interest rate and expected dividends. Employee stock options for 270,000 and 110,000 shares of stock were granted during fiscal years 2022 and 2021, respectively.

As of March 31, 2022, $194,000 of total unrecognized compensation costs related to nonvested stock is expected to be recognized over a period of five years. The assumptions for employee stock options are summarized as follows:

Years Ended	March 31, 2022	March 31, 2021
Risk-free interest rate	0.8% to 1.05%	0.3% to 0.4%
Expected life (in years)	5.0	5.0
Expected volatility	69% to 76%	87%
Expected dividend	0%	0%

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

The total fair value of options granted was computed to be approximately $213,000 and $40,000, for the fiscal years ended March 31, 2022 and 2021, respectively. For disclosure purposes, these amounts are amortized ratably over the vesting periods of the options. Effects of stock-based compensation, net of the effect of forfeitures, totaled $40,853 and $33,354 for fiscal years 2022 and 2021, respectively.

The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the use of assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options. A summary of our stock option activity and related information for equity compensation plans approved by security holders for each of the fiscal years ended March 31, 2022 and 2021 is as follows:

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT MARCH 31, 2020	754,000	$0.39
Granted	110,000	0.54
Forfeited/expired	(72,000)	0.51
BALANCE AT MARCH 31, 2021	792,000	$0.40
Granted	270,000	1.36
Exercised	(136,902)	0.32
Forfeited/expired	(108,098)	0.27
Reclassified	244,000	0.52
BALANCE AT MARCH 31, 2022	1,061,000	$0.65

A summary of our stock option activity and related information for equity compensation plans not approved by security holders for the fiscal year ended March 31, 2022 is as follows:

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT MARCH 31, 2020	244,000	$0.52
Forfeited/expired	0	$0.00

BALANCE AT MARCH 31, 2021	244,000	$0.52
Reclassified	(244,000)	$0.52
BALANCE AT MARCH 31, 2022	—	$0.00

The following table summarizes information about employee stock options outstanding and exercisable at March 31, 2022:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$0.32 - $0.35	320,000	2.0	$0.34	207,242	$0.34
$0.38 - $0.50	421,000	1.6	$0.43	317,503	$0.43
$0.54 - $1.40	320,000	4.4	$1.24	18,144	$0.55
	1,061,000	2.6	$0.65	542,889	$0.40

The 1,061,000 options outstanding as of March 31, 2022 are nonqualified stock options. The exercise price of all options granted through March 31, 2022 has been equal to or greater than the fair market value, as determined by our Board of Directors or based upon publicly quoted market values of our common stock on the date of the grant.

4.       Commitments and Contingencies

We have a noncancelable lease agreement for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease expires October 31, 2024.

On April 1, 2021, we adopted Accounting Standards Codification (“ASC”) ASC 842 “Leases” using the initial date of adoption method, whereby the adoption does not impact any periods prior to April 1, 2019. ASC Topic 842 retains a distinction between finance leases and operating leases. The classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the previous leases’ guidance. We recorded an operating Right of Use (“ROU”) asset of $1,555,150, and an operating lease liability of $1,619,842 as of April 1, 2019. The difference between the initial operating ROU asset and operating lease liability of $64,692 is accrued rent previously recorded under ASC 840. We elected to adopt the package of practical expedients and, accordingly, did not reassess any previously expired or existing arrangements and related classifications under ASC 840.

If the rate implicit in the lease is not readily determinable, we use our incremental borrowing rate as the discount rate. We use our best judgement when determining the incremental borrowing rate, which is the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term to the lease payments.

Our operating lease includes the use of real property. We have not identified any material finance leases as of March 31, 2022.

For the years ended March 31, 2022 and 2021, we had $357,644 and $322,961, respectively, for lease expense.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of March 31, 2022:

Fiscal Year	Amount
2023	$372,167
2024	386,667
2025	232,139
Total operating lease payments	990,973
Less imputed interest	(64,165)
Total operating lease liabilities	$926,808
Weighted-average remaining lease term	2.5 years
Weighted-average discount rate	5.0%

During January 2021, we canceled our relationship with Crestmark Bank. We had no borrowings and incurred a $20,000 exit fee. On August 4, 2020, we received $150,000 in loan funding from the U.S. Small Business Administration (“SBA”) under the Economic Injury Disaster Loan (“EIDL”) program administered by the SBA, which program was expanded pursuant to the CARES Act. The EIDL is evidenced by a promissory note, dated August 1, 2020 in the original principal amount of $150,000 with the SBA, the lender. Under the terms of the Note, interest accrues on the outstanding principal at the rate of 3.75% per annum. The term of the Note is thirty years, though it may be payable sooner upon an event of default under the Note. Under the Note, we will be obligated to make equal monthly payments of principal and interest of $774 beginning on August 1, 2023 through the maturity date of August 1, 2050. The Note may be prepaid in part or in full, at any time, without penalty. During January 2021, we entered into a note agreement with U.S. Bank for $92,000. The note is for five years at a 5% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment. On April 17, 2020, we entered into an unsecured promissory note under the PPP for a principal amount of $598,567. The PPP was established under the Consolidated Appropriations Act of 2020, enacted December 27, 2020. Under the terms of the CARES Act, a PPP loan recipient may apply for, and be granted, forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined based upon the use of loan proceeds for payroll costs, rent and utility costs, and the maintenance of employee and compensation levels. In the quarter that ended December 31, 2020, we achieved the requirements for forgiveness, and all of the $598,567 was forgiven. We recognized the forgiveness as extinguishment of debt income of $598,567.On February 8, 2021, we entered into a second unsecured promissory note under the PPP for a principal amount of $533,118. This was our second PPP loan. During the quarter that ended September 30, 2021, we achieved the requirements for forgiveness of the second note and recognized the forgiveness as extinguishment of debt income of $533,118.

The minimum future EIDL payment, by fiscal year, as of March 31, 2022 is as follows:

Fiscal Year	Amount
2023	1,997
2023	3,091
2024	3,208
2025	3,331
2026	3,457
Thereafter	136,916
Total	$152,000

The minimum future U.S. Bank payment, by fiscal year, as of March 31, 2022 is as follows:

Fiscal Year	Amount
2023	18,400
2023	18,400
2024	18,400
2025	18,400
2026	15,060
Total	$88,660

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine our and their compliance with these regulations. As of March 31, 2022, we believe we were in substantial compliance with all known regulations. FDA inspections are conducted periodically at the discretion of the FDA. We were last inspected in October 2019.

Our obligation with respect to employee severance benefits is minimized by the “at will” nature of the employee relationships. Our total obligation with respect to contingent severance benefit obligations was none as of March 31, 2022 and 2021.

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

Income tax provision (benefit) for income taxes is summarized below:

Years Ended	March 31, 2022	March 31, 2021
Current:
Federal	$—	$—
State	—	—
Total current	—	—

Deferred:
Federal	(52,000)	228,000
State	(10,000)	44,000
Total deferred	(62,000)	272,000
Valuation allowance	62,000	(272,000)

Total	$—	$—

The following is a reconciliation between the effective rate and the federal statutory rate:

Years Ended	March 31, 2022	March 31, 2021
Expected income tax rate	$(14,000)	$123,000
State income taxes, net of federal tax benefit	(3,000)	23,000
PPP forgiveness	(133,000)	(150,000)
Other permanent differences	10,000	1,000
Research credits	(9,000)	(40,000)
Change in valuation allowance	149,000	43,000
Income tax expense	$—	$—

The components of the net accumulated deferred income tax asset (liability) are as follows:

Years Ended	March 31, 2022	March 31, 2021
Other deferred assets	$58,000	$148,000
Valuation allowance	(58,000)	(148,000)
Current deferred tax assets	—	—

Credits and net operating loss carryforwards	2,303,000	2,151,000
Valuation allowance	(2,303,000)	(2,151,000)
Long-term deferred tax assets	—	—

Total deferred tax assets	—	—
Valuation allowance	—	—
Long-term deferred tax liabilities	—	—

Total deferred tax liabilities	—	—

Net deferred tax assets (liabilities)	$—	$—

The primary components of our deferred tax assets are described below:

Years Ended	March 31, 2022	March 31, 2021
Differences in reporting long-term assets	$58,000	$148,000
Credits and net operating loss carryforwards	2,303,000	2,151,000
Less valuation allowance	(2,361,000)	(2,299,000)
Total deferred tax assets	$—	$—

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

As of March 31, 2022, we had approximately $7.7 million of net operating loss carryovers for tax purposes. Additionally, we have approximately $376,000 of research and development tax credits available to offset future federal income taxes. The net operating loss and credit carryovers begin to expire in the fiscal year ended March 31, 2023. In fiscal years ended after March 31, 2023, net operating losses expire at various dates through March 31, 2041. Our net operating loss carryovers at March 31, 2022 include $455,000 in income tax deductions related to stock options which will be tax effected and the benefit will be reflected as a credit to additional paid-in capital when realized. As such, these deductions are not reflected in our deferred tax assets. The Internal Revenue Code contains provisions, which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests.

6.       Major Customers/Suppliers

We depend on sales that are generated from hospitals’ ongoing usage of AEM surgical instruments. In fiscal year 2022, we generated sales from over 300 hospitals that have changed to AEM products. Auris Health contributed 10% to the total sales. Three vendors accounted for approximately 47% of our inventory purchases.

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

8.       Related Party Transaction

We paid consulting fees of $71,908 and $66,003 to an entity owned by one of our directors in fiscal years 2022 and 2021, respectively.

9.        Subsequent Events

Except for the item that follows, management evaluated all of our activity and concluded that, as of the date the financial statements were issued, no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

On August 23, 2021, we entered into a Supply Agreement with Auris Health, Inc. On May 5, 2022, the parties mutually agreed to terminate the Supply Agreement.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of Disclosures Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2022.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2022. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.

Based upon our evaluation of internal controls, our CEO and PFAO determined that (i) we have a material weakness over our entity level control environment as of March 31, 2022 and (ii) our internal control over financial reporting was not effective as of March 31, 2022. Our preventive and review controls failed to detect errors related to the valuation of inventory and cutoff of service revenue.

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

The Company will design and implement additional procedures in fiscal 2023 and 2024 in order to assure that audit/accounting personnel are more involved with the Company’s inventory activities and service revenue to monitor and earlier identify accounting issues that may be raised by the Company’s ongoing activities.

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

Changes In Internal Control Over Financial Reporting

Other than the applicable remediation efforts described above, there were no significant changes in our internal control over financial reporting during the twelve months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9 B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2021 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2022.

Item 11. Executive Compensation.

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2021 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2021 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2022.

The following table summarizes certain information regarding our equity compensation plan as of March 31, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding equity units	Weighted-average exercise price of equity units	Number of securities remaining available for future issuance under equity units plan
Equity compensation plans approved by security holders	1,061,000	$0.65	39,000

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2022 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2022.

Item 14. Principal Accounting Fees and Services.

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2022 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2022.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(b) Exhibits - The following exhibits are attached to this report on Form 10-K or are incorporated herein by reference:

3.1	Articles of Incorporation of the Company, as amended. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).
3.2	Bylaws of the Company. (Incorporated by reference from Current Report on Form 8-K filed on October 30, 2007).
3.3	First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 31, 2017).
4.1	Form of certificate for shares of Common Stock. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).
4.2	Description of Capital Stock. (Incorporated by reference from Annual Report on Form 10-K filed on June 14, 2019)
10.1	Lease Agreement dated June 3, 2004 between Encision Inc. and DaPuzzo Investment Group, LLC (Incorporated by reference from Quarterly Report on Form 10-Q filed on August 12, 2004).

10.2	Encision Inc. 2007 Stock Option Plan (Incorporated by reference from Proxy Statement dated June 30, 2007). †
10.3	Encision Inc. First Amended and Restated 2014 Stock Option Plan (Incorporated by reference from Proxy Statement dated July 6, 2020). †
10.4	Employment Agreement, dated December 17, 2013, between Encision Inc. and Gregory J. Trudel (Incorporated by reference from Current Report on Form 8-K filed on December 23, 2013). †
10.5	Employment Agreement, dated November 14, 2016, between Encision Inc. and Gregory J. Trudel (Incorporated by reference to Exhibit 10-1 to our Current Report on Form 8-K filed on November 18, 2016). †
10.6	Fifth Amendment to Office Building Lease dated November 9, 2017 (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed February 12, 2018).

10.7	PPP Promissory Note dated as of April 17, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 23, 2020).
10.8	Economic Injury Disaster Loan dated as of August 1, 2020 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 14, 2020).
10.9	US Bank Equipment Finance Note dated January 21, 2021 (incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K filed on June 23, 2021)
10.10	PPP Promissory Note dated as of February 8, 2021 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 12, 2021).
10.11	Supply Agreement dated August 23, 2021 between Auris Health, Inc. and Encision Inc. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 15, 2021).+
23.1	Consent of Independent Registered Public Accounting Firm, Gries and Associates. **
23.2	Consent of Independent Registered Public Accounting Firm, Edie Bailly CPA. **
31.1	Section 302 Certification of Principal Executive Officer **
31.2	Section 302 Certification of Principal Financial and Accounting Officer **
32.1	Section 906 Certifications **
101	Inline interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statements of Stockholders Equity, (iv) Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements **
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).**

†	Denotes management contract or compensatory plan or arrangement.
**	Filed herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 13, 2022

ENCISION INC.

By:	/s/ Mala Ray
Mala Ray Controller Principal Accounting Officer & Principal Financial Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Mala Ray	July 13, 2022
Mala Ray Controller Principal Accounting Officer & Principal Financial Officer

/s/ Patrick W. Pace	July 13, 2022
Patrick W. Pace Director

/s/ Robert H. Fries	July 13, 2022
Robert H. Fries Director

/s/ Vern D. Kornelsen	July 13, 2022
Vern D. Kornelsen Director

/s/ Gregory J. Trudel	July 13, 2022
Gregory J. Trudel President and CEO Principal Executive Officer Director

/s/ David W. Newton	July 13, 2022
David W. Newton Vice President - Technology Director