Form 10-Q
period 2022-06-30
ENCISION INC
filed 2022-08-12
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 21549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	ECIA	OTC Bulletin Board

Securities registered under Section 12(g) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	11,719,543 Shares
(Class)	(outstanding at July 31, 2022)

ENCISION INC.

FORM 10-Q

For the Three Months Ended June 30, 2022

PART I FINANCIAL INFORMATION

ITEM 1 - Condensed Interim Financial Statements

Encision Inc.

Condensed Balance Sheets

(Unaudited)

	June 30, 2022	March 31, 2022
ASSETS
Current assets:
Cash	827,944	$949,645
Accounts receivable	921,123	947,623
Inventories, net of reserve for obsolescence of $34,948 at June 30, 2022 and $36,000 at March 31, 2022	1,798,655	1,584,321
Prepaid expenses and other assets	101,287	120,133
Total current assets	3,649,009	3,601,722
Equipment:
Furniture, fixtures and equipment, at cost	2,499,871	2,468,949
Accumulated depreciation	(2,265,202)	(2,279,652)
Equipment, net	234,669	189,297
Right of use asset	715,349	786,407
Patents, net of accumulated amortization of $290,077 at June 30, 2022 and $282,081 at March 31, 2022	177,589	180,719
Other assets	42,198	34,240
TOTAL ASSETS	4,818,814	$4,792,385
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	388,077	$576,381
Secured notes	23,154	21,491
Accrued compensation	221,678	190,853
Other accrued liabilities	114,835	125,179
Accrued lease liability	370,677	362,487
Total current liabilities	1,118,421	1,276,391
Long-term liability:
Secured notes	200,806	205,809
Accrued lease liability	476,761	564,321
Total liabilities	1,795,988	2,046,521
Commitments and contingencies (Note 4)
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 11,719,543 issued and outstanding at June 30, 2022 and March 31, 2022	24,287,544	24,275,183
Accumulated (deficit)	(21,264,718)	(21,529,319)
Total shareholders’ equity	3,022,826	2,745,864
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	4,818,814	$4,792,385

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	June 30, 2022	June 30, 2021
NET REVENUE:
Product	$1,696,029	$1,718,404
Service	458,333	290,040
Total revenue	2,154,362	2,008,444

COST OF REVENUE:
Product	869,905	838,426
Service	—	143,050
Total cost of revenue	869,905	981,476
GROSS PROFIT	1,284,457	1,026,968
OPERATING EXPENSES:
Sales and marketing	502,967	528,474
General and administrative	344,119	326,721
Research and development	170,469	176,875
Total operating expenses	1,017,555	1,032,070
OPERATING (LOSS) INCOME	266,902	(5,102)
Interest expense, net	(2,363)	(1,806)

Other income (expense), net	61	66
Interest expense, extinguishment of debt income and other income (expense), net	(2,302)	(1,740)
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	264,601	(6,842)
Provision for income taxes	—	—
NET (LOSS) INCOME	$264,601	$(6,842)
Net (loss) income per share—basic and diluted	$0.02	$0.00
Weighted average shares—basic	11,719,543	11,582,641
Weighted average shares—diluted	12,021,280	11,582,641

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Cash Flows

(Unaudited)

Three Months Ended	June 30, 2022	June 30, 2021
Cash flows (used in) operating activities:
Net income	$264,601	$(6,842)
Adjustments to reconcile net income to net cash (used in) operating activities:
Depreciation and amortization	20,087	26,783
Stock-based compensation expense related to stock options	12,361	8,340
(Recovery from) doubtful accounts, net change	—	(25,000)
(Recovery from) provision for inventory obsolescence, net change	(1,052)	(49,000)
Change in operating assets and liabilities:
Right of use asset, net	(8,312)	(4,687)
Accounts receivable	26,500	(91,601)
Inventories	(213,282)	(96,813)
Prepaid expenses and other assets	10,888	44,049
Accounts payable	(188,304)	131,938
Accrued compensation and other accrued liabilities	20,481	(65,216)
Net cash (used in) generated by operating activities	(56,032)	(128,049)
Cash flows (used in) investing activities:
Acquisition of property and equipment	(57,463)	(6,720)
Patent costs	(4,866)	(7,561)
Net cash (used in) generated by investing activities	(62,329)	(14,281)
Cash flows from financing activities:
(Paydown of) secured notes	(3,340)	(3,340)
Net cash (used in) generated by financing activities	(3,340)	(3,340)

Net (decrease) increase in cash	(121,701)	(145,670)
Cash, beginning of fiscal year	949,645	1,474,339
Cash, end of fiscal quarter	$827,944	$1,328,669

Supplemental disclosures of cash flow information:
Cash paid during the three months for interest	$2,363	$1,806

The accompanying notes to financial statements are an integral part of these condensed statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2022

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

We have an accumulated deficit of $21,264,718 at June 30, 2022. A significant portion of our operating funds have been provided by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock, loans, and (in some periods) by operating profits. Shareholders’ equity increased by $276,962 since March 31, 2022 as a result of our net income of $264,601 and share-based compensation of $12,361. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital.

Our strategic marketing and sales plan is designed to expand the use of our products in surgically active hospitals and surgery centers in the United States.

We have been actively monitoring the coronavirus (“COVID”) situation and its impact globally. Our production facilities continued to operate during the year as they had prior to the COVID pandemic with minimal change, other than for enhanced safety measures intended to prevent the spread of the virus. The remote working arrangements and travel restrictions imposed by various governments had limited impact on our ability to maintain operations during the year, as our manufacturing operations have generally been exempted from stay-at-home orders. However, we cannot predict the impact of the progression of the COVID pandemic on future results due to a variety of factors, including the continued good health of our employees, the ability of suppliers to continue to operate and deliver, our ability and our customers to maintain operations, continued access to transportation resources, the changing needs and priorities of customers, any further government and/or public actions taken in response to the pandemic and ultimately the length of the pandemic. We will continue to closely monitor the COVID pandemic in order to ensure the safety of our people and our ability to serve our customers and patients worldwide.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The condensed interim financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 filed on July 13, 2022.

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

Concentration of Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and accounts receivable. From time to time, the amount of cash on deposit with financial institutions may exceed the $250,000 federally insured limit at June 30, 2022. We believe that our cash on deposit that exceeds $250,000 with financial institutions is financially sound and the risk of loss is minimal.

We have no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. We maintain the majority of our cash balances with one financial institution in the form of demand deposits.

Accounts receivable are typically unsecured and are derived from transactions with and from entities in the healthcare industry primarily located in the United States. Accordingly, we may be exposed to credit risk generally associated with the healthcare industry. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The net accounts receivable balance at June 30, 2022 of $921,123 and at March 31, 2022 of $947,623 included no more than 12% from any one customer.

Inventories. Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At June 30, 2022 and March 31, 2022 inventory consisted of the following:

	June 30, 2022	March 31, 2022
Raw materials	$1,318,891	$1,083,387
Finished goods	514,712	536,934
Total gross inventories	1,833,603	1,620,321
Less reserve for obsolescence	(34,948)	(36,000)
Total net inventories	$1,798,655	$1,584,321

Property and Equipment. Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally five to seven years. Depreciation expense for the three months ended June 30, 2022 and 2021 was $12,091 and $14,877, respectively. We use the straight-line method of depreciation for property and equipment. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expense as incurred and major additions, replacements and improvements are capitalized.

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

Income Taxes. We account for income taxes under the provisions of FASB Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. ASC 740 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits, which, more likely than not based on current circumstances, are not expected to be realized. As a result, no provision for income tax is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. We are required to make many subjective assumptions and judgments regarding our income tax exposures. At June 30, 2022, we had no unrecognized tax benefits, which would affect the effective tax rate if recognized and had no accrued interest, or penalties related to uncertain tax positions.

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

Stock-based compensation expense recognized under ASC 718 for the three months ended June 30, 2022 and 2021 was $12,361 and $8,340, respectively, which consisted of stock-based compensation expense related to grants of employee stock options.

Segment Reporting. We have concluded that we have two operating segments, product and service. Product designs, develops, manufactures and markets patented surgical instruments. Service performs electrical engineering activities for external entities.

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
	Product	Service	Total	Product	Service	Total
Net revenue	$1,696,029	$458,333	$2,154,362	$1,718,404	$290,040	$2,008,444
Cost of revenue	869,905	—	869,905	838,426	143,050	981,476
Gross profit	826,124	458,333	1,284,457	879,978	146,990	1,026,968
Operating income (loss)	(191,431)	458,333	266,902	(152,092)	146,990	(5,102)
Depreciation and amortization	20,087	—	20,087	26,783	—	26,783
Patent and capital expenditures	62,329	—	62,329	14,281	—	14,281
Equipment and patents, net	$412,258	$—	$412,258	$370,016	$—	$370,016

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended
	June 30, 2022	June 30, 2021
Net (loss) income	$264,601	$(6,842)
Weighted-average basic shares outstanding	11,719,543	11,582,641
Effect of dilutive securities	301,737	—
Weighted-average diluted shares	12,021,280	11,582,641
Basic net income (loss) per share	$0.02	$0.00
Diluted net income (loss) per share	$0.02	$0.00
Antidilutive employee stock options	756,263	1,036,000

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

The minimum future lease payment, by fiscal year, as of June 30, 2022 is as follows:

Fiscal Year	Amount
2023	$281,542
2024	386,667
2025	232,139
Total	$900,348

During January 2021, we canceled our relationship with Crestmark Bank. We had no borrowings and incurred a $20,000 exit fee.

On August 4, 2020, we received $150,000 principal in loan funding from the U.S. Small Business Administration (“SBA”) under the Economic Injury Disaster Loan (“EIDL”) program administered by the SBA, which program was expanded pursuant to the CARES Act. The EIDL is evidenced by a promissory note, dated August 1, 2020 in the original principal amount of $150,000 with the SBA, the lender. Under the terms of the Note, interest accrues on the outstanding principal at the rate of 3.75% per annum. The term of the Note is thirty years, though it may be payable sooner upon an event of default under the Note. Under the Note, we will be obligated to make equal monthly payments of principal and interest of $774 beginning on August 1, 2023 through the maturity date of August 1, 2050. The Note may be prepaid in part or in full, at any time, without penalty.

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

The minimum future EIDL payment, by fiscal year, as of June 30, 2022 is as follows:

Fiscal Year	Amount
2023	$1,546
2024	3,208
2025	3,331
2026	3,457
Thereafter	148,018
Total	$159,560

During January 2021, we entered into a note agreement with U.S. Bank for $92,000. The note is for five years at a 5% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment.

The minimum future principal U.S. Bank payment, by fiscal year, as of June 30, 2022 is as follows:

Fiscal Year	Amount
2023	$13,800
2024	18,400
2025	18,400
2026	13,800
Total	$64,400

Aside from the operating lease, EIDL loan and U.S. Bank loan, we do not have any material contractual commitments requiring settlement in the future.

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine compliance with these regulations. We believe that we were in substantial compliance with all known regulations at June 30, 2022. FDA inspections are conducted periodically at the discretion of the FDA. Our latest inspection by the FDA occurred in October 2019.

Note 5. SHARE-BASED COMPENSATION

The provisions of ASC 718-10-55 requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and RSUs, based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options for the three months ended June 30, 2022 and 2021, which was allocated as follows:

	Three Months Ended
	June 30, 2022	June 30, 2021
Cost of sales	$158	$918
Sales and marketing	1,656	1,218
General and administrative	9,429	5,658
Research and development	1,118	546
Stock-based compensation expense	$12,361	$8,340

Share-based compensation cost for stock options is measured at the grant date, based on the fair value as calculated by the Black-Scholes-Merton ("BSM") option-pricing model. The BSM option-pricing model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk-free interest rate and expected dividends. There were no stock options granted, exercised or forfeited during the three months ended June 30, 2022 and 2021.

As of June 30, 2022, approximately $182,000 of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over a period of five years.

Note 6. RELATED PARTY TRANSACTION

We paid consulting fees of $13,728 and $28,816 to an entity owned by one of our directors during the three months ended June 30, 2022 and 2021 respectively.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this section on Management’s Discussion and Analysis are not historical facts, including statements about our strategies and expectations with respect to new and existing products, market demand, acceptance of new and existing products, marketing efforts, technologies and opportunities, market and industry segment growth, and return on investments in products and markets. These statements are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward looking statements. All forward looking statements in this section on Management’s Discussion and Analysis are based on information available to us on the date of this document, and we assume no obligation to update such forward looking statements. Readers of this Form 10-Q are strongly encouraged to review the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended March 31, 2022.

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

When a hospital or surgery center changes to AEM technology, we receive recurring revenue from sales of replacement instruments. We believe that there is no directly competing technology to supplant AEM products. The replacement market of reusable and disposable AEM products in hospitals and surgery centers that use our AEM technology represented over 90% of our product revenue during the three months ended June 30, 2022. This revenue stream is expected to grow as the base of accounts using AEM technology expands. In addition, we intend to further develop disposable versions of more of our AEM products in order to meet market demands and expand our sales opportunities.

We have an accumulated deficit of $21,264,718 at June 30, 2022. A significant portion of our operating funds have been provided by issuances of our common stock and warrants and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital.

During the three months ended June 30, 2022, we used $62,329 of cash in our operating activities and used $57,463 for investments in property and equipment. As of June 30, 2022, we had $827,944 and at March 31, 2022 we had $949,645 in cash available to fund future operations, a decrease of $121,701 from March 31, 2022. Our working capital was $2,530,588 at June 30, 2022 compared to $2,325,331 at March 31, 2022.

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

We believe that the unique performance of the AEM technology and our breadth of independent endorsements provide an opportunity for continued market share growth. In our view, market awareness and awareness of the clinical credibility of the AEM technology, as well as awareness of our endorsements, are improving, and we expect this awareness to benefit our sales efforts for the remainder of fiscal year 2023. Our objectives for the remainder of fiscal year 2023 are to optimize sales execution, to expand market awareness of the AEM technology and to maximize the number of additional hospital and surgery center accounts switching to AEM instruments while retaining existing customers. In addition, acceptance of AEM products depends on surgeons’ preference for our instruments, which depends on factors such as ergonomics, quality and ease of use in addition to the technological and safety advantages of AEM products. If surgeons prefer other instruments to our instruments, our business results will suffer.

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

Possibility of Operating Losses: We have an accumulated deficit of $21,264,718 at June 30, 2022. A significant portion of our operating funds have been provided by issuances of our common stock and warrants, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital. We have made strides toward improving our operating results but due to the ongoing need to develop, optimize and train our direct sales managers and the independent sales representative network, the need to support the development of refinements to our product line, and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to raise additional capital.

Revenue Growth: We expect to generate increased product revenue in the U.S. from sales to new customers and from expanded sales to existing customers as the medical device industry stabilizes and our network of direct and independent sales representatives becomes more efficient. We believe that the visibility and credibility of the independent clinical endorsements for AEM technology will contribute to new accounts and increased product revenue in fiscal year 2023 . We also expect to increase market share through promotional programs of placing our AEM monitors at no charge into hospitals that commit to standardize with AEM instruments. However, all of these efforts to increase market share and grow product revenue will depend in part on our ability to expand the efficiency and effective coverage range of our direct and independent sales representatives, as well as maintain and in some cases, improve the quality of our product offerings. The omission or delay of elective surgeries would negatively impact the extent and timing of revenue growth. Service revenue represents design, development and product supply revenue from our agreements with strategic partners.

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

Results of Operations

For the quarter ended June 30, 2022 compared to the quarter ended June 30, 2021.

Net Product revenue. Net product revenue for the quarter ended June 30, 2022 was $1,696,029 compared to $1,718,404 for the quarter ended June 30, 2021, a decrease of 1%. The decrease of AEM product net revenue is attributable to business lost from hospitals that used AEM technology during the year.

Net Service revenue. Net service revenue for the quarter ended June 30, 2022 was $458,333 compared to $290,040 for the quarter ended June 30, 2021, an increase of 58%. Net service revenue for the quarter ended June 30, 2021 was for engineering services performed under a Master Services Agreement with Auris Health. Net service revenue for the quarter ended June 30, 2022 was for engineering services performed under a Supply Agreement with Auris Health.

Gross profit. Gross profit for the quarter ended June 30, 2022 of $1,284,457 represented an increase of 25% from gross profit of $1,026,968 for the quarter ended June 30, 2021. Gross profit increased as a result of higher total revenue and higher margined service revenue. Gross profit on product revenue as a percentage of sales (gross margins) was 49% for the quarter ended June 30, 2022 and 51% for the quarter ended June 30, 2021. Gross profit on product revenue decreased as a result of higher material costs.

Sales and marketing expenses. Sales and marketing expenses of $502,967 for the quarter ended June 30, 2022 represented a decrease of 5% from sales and marketing expenses of $528,474 for the quarter ended June 30, 2021. The decrease was the result of lower trade samples.

General and administrative expenses. General and administrative expenses of $344,119 for the quarter ended June 30, 2022 represented an increase of 5% from general and administrative expenses of $326,721 for the quarter ended June 30, 2021. The increase was the result of an increase of outside services.

Research and development expenses. Research and development expenses of $170,469 for the quarter ended June 30, 2022 represented a decrease of 4% compared to $176,875 for the quarter ended June 30, 2021. The decrease was the result of a decrease of test and prototype materials.

Net income. Net income was $264,601 for the quarter ended June 30, 2022 compared to net loss of $6,842 for the quarter ended June 30, 2021. The net income increase was principally a result of service revenue generated.

The results of operations for the three months ended June 30, 2022 are not necessarily indicative of the results of operations for all or any part of the balance of the fiscal year.

Liquidity and Capital Resources

To date, a significant portion of our operating funds have been provided by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock, loans, and (in some periods) by operating profits. Common stock and additional paid in capital totaled $24,287,544 from inception through June 30, 2022.

During January 2021, we canceled our relationship with Crestmark Bank. We had no borrowings and incurred a $20,000 exit fee.

On August 4, 2020, we received $150,000 principal in loan funding from the U.S. Small Business Administration (“SBA”) under the Economic Injury Disaster Loan (“EIDL”) program administered by the SBA, which program was expanded pursuant to the CARES Act. The EIDL is evidenced by a promissory note, dated August 1, 2020 in the original principal amount of $150,000 with the SBA, the lender. Under the terms of the Note, interest accrues on the outstanding principal at the rate of 3.75% per annum. The term of the Note is thirty years, though it may be payable sooner upon an event of default under the Note. Under the Note, we will be obligated to make equal monthly payments of principal and interest of $774 beginning on August 1, 2023 through the maturity date of August 1, 2050. The Note may be prepaid in part or in full, at any time, without penalty.

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

Our operations used $56,032 of cash during the three months ended June 30, 2022 on net revenue of $2,154,362. The amounts of cash provided by operations for the three months ended June 30, 2022 are not necessarily indicative of the expected amounts of cash to be generated from or used in operations in fiscal year 2023. At June 30, 2022, we had $827,944 in cash available to fund future operations. Our working capital was $2,530,588 at June 30, 2022 compared to $2,325,331 at March 31, 2022. Current liabilities were $1,118,421 at June 30, 2022 compared to $1,276,391 at March 31, 2022. We have a noncancelable lease agreement for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease expires October 31, 2024.

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

The minimum future lease payment, by fiscal year, as of June 30, 2022 is as follows:

Fiscal Year	Amount
2023	$281,542
2024	386,667
2025	232,139
Total	$900,348

The minimum future EIDL payment, by fiscal year, as of June 30, 2022 is as follows:

Fiscal Year	Amount
2023	$1,546
2024	3,208
2025	3,331
2026	3,457
Thereafter	148,018
Total	$159,560

The minimum future principal U.S. Bank payment, by fiscal year, as of June 30, 2022 is as follows:

Fiscal Year	Amount
2023	$13,800
2024	18,400
2025	18,400
2026	13,800
Total	$64,400

Aside from the operating lease, EIDL loan and U.S. Bank loan, we do not have any material contractual commitments requiring settlement in the future.

As of June 30, 2022, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$900,348	$378,209	$522,139	$—	$—
EIDL loan	159,560	3,150	6,664	6,788	142,958
U.S. Bank loan	64,400	18,400	36,800	9,200	—
Total	$1,124,308	$399,759	$565,603	$15,988	$142,958

Our fiscal year 2023 operating plan is focused on increasing new accounts, retaining existing customers, growing revenue, increasing gross profits and conserving cash. We are investing in research and development efforts to develop next generation versions of the AEM product line. We have invested in manufacturing property and equipment to manufacture disposable scissors inserts internally and to reduce our cost of product revenue. We cannot predict with certainty the expected revenue, gross profit, net income or loss and usage of cash for fiscal year 2023. If we are unable to manage our business operations in line with budget expectations, it could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

Income Taxes

As of March 31, 2022, net operating loss carryforwards totaling approximately $7.7 million are available to reduce taxable income in the future. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the fiscal year ending March 31, 2023. We have not paid income taxes since our inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including changes in ownership interests. We have established a valuation allowance for the entire amount of our deferred tax asset since inception due to our history of losses. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. If some or all of the valuation allowance were reversed, then, to the extent of the reversal, a tax benefit would be recognized which would result in an increase to net income.

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

ITEM 4 — Controls and procedures

Management’s Evaluation of Disclosures Controls and Procedures

Our management, comprised of our Chief Executive Officer (CEO) and Principal Financial and Accounting Officer (PFAO) evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, and taking the matters described below into account, the Company’s CEO and PFAO have concluded that our disclosure controls and procedures over financial reporting were not effective during reporting period ended June 30, 2022.

Remediation Activities Regarding Material Weakness

As disclosed in our Annual Report on Form 10-K for the March 31, 2022 fiscal year, management determined that (i) we had a material weakness over our entity level control environment as of March 31, 2022 and (ii) our internal control over financial reporting was not effective as of March 31, 2022. Our preventive and review controls failed to detect errors related to the valuation of inventory and cutoff of service revenue.

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

The Company will design and implement additional procedures during fiscal 2023 in order to assure that audit/accounting personnel are more involved with the Company’s inventory activities and service revenue to monitor and earlier identify accounting issues that may be raised by the Company’s ongoing activities.

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

Changes In Internal Control Over Financial Reporting

Other than the applicable remediation efforts described above, there were no significant changes in our internal control over financial reporting during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.  Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 1A.  Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors disclosed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2022. There have been no material changes to our risk factors from those included in our Annual Report on Form 10-K for the year ended March 31, 2022.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three and nine months ended December 31, 2021.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.   Other Information

None.

Item 6. Exhibits

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

3.1	Articles of Incorporation of the Company, as amended. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).
3.2	Bylaws of the Company. (Incorporated by reference from Current Report on Form 8-K filed on October 30, 2007).
3.3	First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 31, 2017).
4.1	Form of certificate for shares of Common Stock. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).
4.2	Description of Capital Stock. (Incorporated by reference from Annual Report on Form 10-K filed on June 14, 2019).
10.1	Lease Agreement dated June 3, 2004 between Encision Inc. and DaPuzzo Investment Group, LLC (Incorporated by reference from Quarterly Report on Form 10-QSB filed on August 12, 2004).
10.2	Encision Inc. 2007 Stock Option Plan (Incorporated by reference from Proxy Statement dated June 30, 2007). †
10.3	Encision Inc. First Amended and Restated 2014 Stock Option Plan (Incorporated by reference from Proxy Statement dated July 6, 2020. †
10.4	Employment Agreement, dated November 14, 2016, between Encision Inc. and Gregory J. Trudel (Incorporated by reference to Exhibit 10-1 to our Current Report on Form 8-K filed on November 18, 2016). †
10.5	Fifth Amendment to Office Building Lease dated November 9, 2017 (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed February 12, 2018).
10.6	PPP Promissory Note dated as of April 17, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 23, 2020).
10.8	Economic Injury Disaster Loan dated as of August 1, 2021 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 14, 2021).
10.9	US Bank Note dated January 21, 2021
10.10	PPP Promissory Note dated as of February 8, 2021 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 12, 2021).

10.11	Supply Agreement dated August 23, 2021 between Auris Health, Inc. and Encision Inc. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 15, 2021).+
31.1	Certification of President and CEO under Rule 13a-14(a) of the Exchange Act (filed herewith).
31.2	Certification of Principal Financial and Accounting Officer under Rule 13a-14(a) of the Exchange Act (filed herewith).
32.1	Certifications of President and CEO and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	The following materials from Encision Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Income, (iii) the unaudited Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged at Level I.

+	Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Encision Inc.

August 12, 2022	By:	/s/ Mala Ray
Date		Mala Ray Controller Principal Accounting Officer & Principal Financial Officer

