Form 10-Q
period 2022-09-30
ENCISION INC
filed 2022-11-14
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 21549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” , “smaller reporting company” and “emerging growth” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated Filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	11,759,543 Shares
(Class)	(outstanding at October 31, 2022)

ENCISION INC.

FORM 10-Q

For the Three and Six Months Ended September 30, 2022

PART I FINANCIAL INFORMATION

ITEM 1 - Condensed Interim Financial Statements

Encision Inc.

Condensed Balance Sheets

(Unaudited)

	September 30, 2022	March 31, 2022
ASSETS
Current assets:
Cash	$536,839	$949,645
Accounts receivable	915,036	947,623
Inventories, net of reserve for obsolescence of $65,000 at September 30, 2022 and $36,000 at March 31, 2022	1,858,459	1,584,321
Prepaid expenses and other assets	60,140	120,133
Total current assets	3,370,474	3,601,722
Equipment:
Furniture, fixtures and equipment, at cost	2,633,958	2,468,949
Accumulated depreciation	(2,279,817)	(2,279,652)
Equipment, net	354,141	189,297
Right of use asset	643,289	786,407
Patents, net of accumulated amortization of $293,952 at September 30, 2022 and $282,081 at March 31, 2022	175,876	180,719
Other assets	43,493	34,240
TOTAL ASSETS	$4,587,273	$4,792,385
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$432,911	$576,381
Secured notes	44,550	21,491
Accrued compensation	176,748	190,853
Other accrued liabilities	103,279	125,179
Accrued lease liability	370,677	362,487
Total current liabilities	1,128,165	1,276,391
Long-term liability:
Secured notes	292,383	205,809
Accrued lease liability	393,974	564,321
Total liabilities	1,814,522	2,046,521
Commitments and contingencies (Note 4)
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 11,759,543 issued and outstanding at September 30, 2022 and 11,719,543 at March 31, 2022	24,316,790	24,275,183
Accumulated (deficit)	(21,544,039)	(21,529,319)
Total shareholders’ equity	2,772,751	2,745,864
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,587,273	$4,792,385

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
NET REVENUE:
Product	$1,704,365	$1,895,196	$3,400,094	$3,613,600
Service	—	217,649	458,633	507,689
Total revenue	1,704,365	2,112,845	3,858,727	4,121,289

COST OF REVENUE:
Product	872,352	1,061,884	1,742,257	1,900,311
Service	—	106,386	—	249,436
Total cost of revenue	872,352	1,168,270	1,742,257	2,149,747
GROSS PROFIT	832,013	944,575	2,116,470	1,971,542
OPERATING EXPENSES:
Sales and marketing	489,700	561,545	992,667	1,090,019
General and administrative	397,664	340,485	741,783	667,205
Research and development	223,053	213,162	393,521	390,037
Total operating expenses	1,110,417	1,115,192	2,127,971	2,147,261
OPERATING (LOSS)	(278,404)	(170,617)	(11,501)	(175,719)
Interest expense, net	(4,250)	(1,806)	(6,613)	(3,612)
Extinguishment of debt income	—	533,118	—	533,118
Other income (expense), net	3,334	(1,128)	3,394	(1,061)
Interest expense, extinguishment of debt income and other income (expense), net	(916)	530,184	(3,219)	528,445
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(279,320)	359,567	(14,720)	352,726
Provision for income taxes	—	—	—	—
NET INCOME (LOSS)	$(279,320)	$359,567	$(14,720)	$352,726
Net income (loss) per share—basic and diluted	$(0.02)	$0.03	$0.00	$0.03
Weighted average shares—basic	11,751,631	11,610,958	11,735,499	11,594,619
Weighted average shares—diluted	11,751,631	11,819,567	11,735,499	11,776,137

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Cash Flows

(Unaudited)

Six Months Ended	September 30, 2022	September 30, 2021
Cash flows provided by (used in) operating activities:
Net income (loss)	$(14,720)	$352,726
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Extinguishment of debt income	—	(533,118)
Depreciation and amortization	41,329	53,595
Stock-based compensation expense related to stock options	25,207	15,728
(Recovery from) doubtful accounts, net change	—	(35,000)
Provision for (recovery from) inventory obsolescence, net change	29,000	(31,000)
Change in operating assets and liabilities:
Right of use asset, net	(19,039)	(11,790)
Accounts receivable	32,587	7,174
Inventories	(303,138)	(45,365)
Prepaid expenses and other assets	50,740	52,897
Accounts payable	(143,470)	138,795
Accrued compensation and other accrued liabilities	(36,005)	183,538
Net cash provided by (used in) operating activities	(337,509)	148,180
Cash flows (used in) investing activities:
Acquisition of property and equipment	(191,550)	(11,100)
Patent costs	(9,780)	(8,323)
Net cash (used in) investing activities	(201,330)	(19,423)
Cash flows from financing activities:
Net proceeds from options exercised	16,400	8,526
Borrowing from (paydown of) secured notes	109,633	(6,680)
Net cash generated by financing activities	126,033	1,846

Net (decrease) increase in cash	(412,806)	130,603
Cash, beginning of fiscal year	949,645	1,474,339
Cash, end of fiscal quarter	$536,839	$1,604,942

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$6,613	$3,612

The accompanying notes to financial statements are an integral part of these condensed statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

We have an accumulated deficit of $21,544,039 at September 30, 2022. A significant portion of our operating funds have been provided by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock, loans, and (in some periods) by operating profits. Shareholders’ equity increased by $26,887 since March 31, 2022 as a result of our net loss of $14,720 and share-based compensation of $41,607. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital.

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

Concentration of Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and accounts receivable. From time to time, the amount of cash on deposit with financial institutions may exceed the $250,000 federally insured limit at September 30, 2022. We believe that our cash on deposit that exceeds $250,000 with financial institutions is financially sound and the risk of loss is minimal.

We have no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. We maintain the majority of our cash balances with one financial institution in the form of demand deposits.

Accounts receivable are typically unsecured and are derived from transactions with and from entities in the healthcare industry primarily located in the United States. Accordingly, we may be exposed to credit risk generally associated with the healthcare industry. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The net accounts receivable balance at September 30, 2022 of $915,036 and at March 31, 2022 of $947,623 included no more than 12% from any one customer.

Inventories. Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At September 30, 2022 and March 31, 2022 inventory consisted of the following:

	September 30, 2022	March 31, 2022
Raw materials	$1,402,084	$1,083,387
Finished goods	521,375	536,934
Total gross inventories	1,923,459	1,620,321
Less reserve for obsolescence	(65,000)	(36,000)
Total net inventories	$1,858,459	$1,584,321

Property and Equipment. Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally five to seven years. Depreciation expense for the three and six months ended September 30, 2022 was $14,615 and $26,706, respectively, and for the three and six months ended September 30, 2021 was $15,039 and $29,916, respectively. We use the straight-line method of depreciation for property and equipment. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expense as incurred and major additions, replacements and improvements are capitalized.

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

Income Taxes. We account for income taxes under the provisions of FASB Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. ASC 740 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits, which, more likely than not based on current circumstances, are not expected to be realized. As a result, no provision for income tax is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. We are required to make many subjective assumptions and judgments regarding our income tax exposures. At September 30, 2022, we had no unrecognized tax benefits, which would affect the effective tax rate if recognized and had no accrued interest, or penalties related to uncertain tax positions.

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

Stock-based compensation expense recognized under ASC 718 for the three and six months ended September 30, 2022 was $12,845 and $25,206, respectively, and for the three and six months ended September 30, 2021 was $7,388 and $15,728, respectively, which consisted of stock-based compensation expense related to grants of employee stock options.

Segment Reporting. We have concluded that we have two operating segments, product and service. Product designs, develops, manufactures and markets patented surgical instruments. Service performs electrical engineering activities for external entities.

Information, by segment, for the three and six months ended September 30, 2022 and 2021 follows:

	Three Months Ended September 30, 2022			Six Months Ended September 30, 2022
	Product	Service	Total	Product	Service	Total
Net revenue	$1,704,365	$—	$1,704,365	$3,400,094	$458,633	$3,858,727
Cost of revenue	872,352	—	872,352	1,742,257	—	1,742,257
Gross profit	832,013	—	832,013	1,657,837	458,633	2,116,470
Operating income (loss)	(278,404)	—	(278,404)	(470,134)	458,633	(11,501)
Depreciation and amortization	21,242	—	21,242	41,329	—	41,329
Patent and capital expenditures	139,001	—	139,001	201,330	—	201,330
Equipment and patents, net	$530,017	$—	$530,017	$530,017	$—	$530,017

	Three Months Ended September 30, 2021			Six Months Ended September 30, 2021
	Product	Service	Total	Product	Service	Total
Net revenue	$1,895,196	$217,649	$2,112,845	$3,613,600	$507,689	$4,121,289
Cost of revenue	1,061,884	106,386	1,168,270	1,900,311	249,436	2,149,747
Gross profit	833,312	111,263	944,575	1,713,289	258,253	1,971,542
Operating income (loss)	(281,880)	111,263	(170,617)	(433,972)	258,253	(175,719)
Depreciation and amortization	26,811	—	26,811	53,595	—	53,595
Patent and capital expenditures	5,142	—	5,142	19,423	—	19,423
Equipment and patents, net	$449,913	$—	$444,913	$444,913	$—	$444,913

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	September 30, 2021		September 30, 2022
Net income (loss)	$(279,320)	$359,567	$(14,720)	$352,726
Weighted-average basic shares outstanding	11,751,631	11,610,958	11,735,499	11,594,619
Effect of dilutive securities	—	208,609	—	181,518
Weighted-average diluted shares	11,751,631	11,819,567	11,735,499	11,776,137
Basic net income (loss) per share	$(0.02)	$0.03	$0.00	$0.03
Diluted net income (loss) per share	$(0.02)	$0.03	$0.00	$0.03
Antidilutive employee stock options	1,058,000	697,391	1,058,000	724,482

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

The minimum future lease payment, by fiscal year, as of September 30, 2022 is as follows:

Fiscal Year	Amount
2023	$188,500
2024	386,667
2025	232,139
Total	$807,306

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

During September 2022, we entered into a note agreement with U.S. Bank for $115,004. The note is for five years at a 6% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment.

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

The minimum future EIDL payment, by fiscal year, as of September 30, 2022 is as follows:

Fiscal Year	Amount
2023	$1,546
2024	3,208
2025	3,331
2026	3,457
Thereafter	150,586
Total	$162,128

During January 2021, we entered into a note agreement with U.S. Bank for $92,000. The note is for five years at a 5% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment.

The minimum future principal U.S. Bank payment, by fiscal year, as of September 30, 2022 is as follows:

Fiscal Year	Amount
2023	$9,200
2024	18,400
2025	18,400
2026	13,800
Total	$59,800

During September 2022, we entered into a note agreement with U.S. Bank for $115,004. The note is for five years at a 6% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment.

The minimum future principal U.S. Bank payment, by fiscal year, as of September 30, 2022 is as follows:

Fiscal Year	Amount
2023	$11,500
2024	23,000
2025	23,000
2026	23,000
Thereafter	34,504
Total	$115,004

Aside from the operating lease, EIDL loan and U.S. Bank loans, we do not have any material contractual commitments requiring settlement in the future.

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine compliance with these regulations. We believe that we were in substantial compliance with all known regulations at September 30, 2022. FDA inspections are conducted periodically at the discretion of the FDA. Our latest inspection by the FDA occurred in October 2019.

Note 5. SHARE-BASED COMPENSATION

The provisions of ASC 718-10-55 requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and RSUs, based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options for the three and six months ended September 30, 2022 and 2021, which was allocated as follows:

	Three Months Ended		Six Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Cost of sales	$158	$(387)	$316	$531
Sales and marketing	1,657	1,516	3,313	2,734
General and administrative	9,912	5,797	19,341	11,455
Research and development	1,118	462	2,236	1,008
Stock-based compensation expense	$12,845	$7,388	$25,206	$15,728

Share-based compensation cost for stock options is measured at the grant date, based on the fair value as calculated by the Black-Scholes-Merton ("BSM") option-pricing model. The BSM option-pricing model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk-free interest rate and expected dividends. There were 40,000 stock options granted, 40,000 stock options exercised and none forfeited during the three and six months ended September 30, 2022 and there were 10,000 stock options granted, 93,860 stock options exercised and 41,140 stock options forfeited during the three and six months ended September 30, 2021.

As of September 30, 2022, approximately $165,000 of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over a period of five years.

Note 6. RELATED PARTY TRANSACTION

We paid consulting fees of $12,094 and $25,822 to an entity owned by one of our directors during the three and six months ended September 30, 2022, respectively, and $13,600 and $42,416 during the three and six months ended September 30, 2021, respectively.

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

When a hospital or surgery center changes to AEM technology, we receive recurring revenue from sales of replacement instruments. We believe that there is no directly competing technology to supplant AEM products. The replacement market of reusable and disposable AEM products in hospitals and surgery centers that use our AEM technology represented over 90% of our product revenue during the three and six months ended September 30, 2022. This revenue stream is expected to grow as the base of accounts using AEM technology expands. In addition, we intend to further develop disposable versions of more of our AEM products in order to meet market demands and expand our sales opportunities.

We have an accumulated deficit of $21,544,039 at September 30, 2022. A significant portion of our operating funds have been provided by issuances of our common stock and warrants and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital.

During the six months ended September 30, 2022, we used $412,806 of cash in our operating activities and used $201,330 for investments in property and equipment. At September 30, 2022, we had $536,839 and at March 31, 2022 we had $949,645 in cash available to fund future operations, a decrease of $412,806 from March 31, 2022. The decrease to cash was principally the result of an increase to inventories. Our working capital was $2,242,309 at September 30, 2022 compared to $2,325,331 at March 31, 2022.

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

Possibility of Operating Losses: We have an accumulated deficit of $21,544,039 at September 30, 2022. A significant portion of our operating funds have been provided by issuances of our common stock and warrants, and the exercise of stock options to purchase our common stock. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital. We have made strides toward improving our operating results but due to the ongoing need to develop, optimize and train our direct sales managers and the independent sales representative network, the need to support the development of refinements to our product line, and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to raise additional capital.

Revenue Growth: We expect to generate increased product revenue in the U.S. from sales to new customers and from expanded sales to existing customers as the medical device industry stabilizes and our network of direct and independent sales representatives becomes more efficient. We believe that the visibility and credibility of the independent clinical endorsements for AEM technology will contribute to new accounts and increased product revenue in fiscal year 2023. We also expect to increase market share through promotional programs of placing our AEM monitors at no charge into hospitals that commit to standardize with AEM instruments. However, all of these efforts to increase market share and grow product revenue will depend in part on our ability to expand the efficiency and effective coverage range of our direct and independent sales representatives, as well as maintain and in some cases, improve the quality of our product offerings. The omission or delay of elective surgeries would negatively impact the extent and timing of revenue growth. Service revenue represents design, development and product supply revenue from our agreements with strategic partners.

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

Results of Operations

For the quarter ended September 30, 2022 compared to the quarter ended September 30, 2021.

Net Product revenue. Net product revenue for the quarter ended September 30, 2022 was $1,704,365 compared to $1,895,196 for the quarter ended September 30, 2021, a decrease of 10%. The decrease of product net revenue is attributable to supply chain issues which resulted in lost business from hospitals that used AEM technology during the year. With those supply chain issues resolved, we anticipate most of those hospitals again using AEM technology over the next several quarters.

Net Service revenue. Net service revenue for the quarter ended September 30, 2022 was none compared to $217,649 for the quarter ended September 30, 2021. Net service revenue for the quarter ended September 30, 2021 was for engineering services performed under a Master Services Agreement with Auris Health.

Gross profit. Gross profit for the quarter ended September 30, 2022 of $832,013 represented a decrease of 12% from gross profit of $944,575 for the quarter ended September 30, 2021. Gross profit decreased as a result of lower total revenue. Gross profit on net revenue as a percentage of sales (gross margin) was 49% for the quarter ended September 30, 2022 and 45% for the quarter ended September 30, 2021. Gross profit on net revenue increased as a result of higher operation efficiencies.

Sales and marketing expenses. Sales and marketing expenses of $489,700 for the quarter ended September 30, 2022 represented a decrease of 13% from sales and marketing expenses of $561,545 for the quarter ended September 30, 2021. The decrease was the result of lower advertising, outside services and commissions on lower revenue. The decrease was partially offset by an increase to trade samples.

General and administrative expenses. General and administrative expenses of $397,664 for the quarter ended September 30, 2022 represented an increase of 17% from general and administrative expenses of $340,485 for the quarter ended September 30, 2021. The increase was the result of an increase to compensation and a decrease to negative cost allocations for the quarter ended September 30, 2021.

Research and development expenses. Research and development expenses of $223,053 for the quarter ended September 30, 2022 represented an increase of 5% compared to $213,162 for the quarter ended September 30, 2021. The increase was the result of a decrease to negative cost allocations for the quarter ended September 30, 2021. The increase was partially offset by reduced test and prototype materials.

Net loss. Net loss was $279,320 for the quarter ended September 30, 2022 compared to net income of $359,567 for the quarter ended September 30, 2021. The net decrease was principally a result of extinguishment of debt income of $533,118 for the quarter ended September 30, 2021.

For the six months ended September 30, 2022 compared to the six months ended September 30, 2021.

Net Product revenue. Net product revenue for the six months ended September 30, 2022 was $3,400,094 compared to $3,613,600 for the six months ended September 30, 2021, a decrease of 6%. The decrease of AEM product net revenue is attributable to business lost from hospitals that used AEM technology during the year and supply chain issues.

Net Service revenue. Net service revenue for the six months ended September 30, 2022 was $458,333 compared to $507,689 for the six months ended September 30, 2021, a decrease of 10%. Net service revenue for the six months ended September 30, 2021 was for engineering services performed under a Master Services Agreement with Auris Health. Net service revenue for the six months ended September 30, 2022 was for engineering services performed under a Supply Agreement with Auris Health.

Gross profit. Gross profit for the six months ended September 30, 2022 of $2,116,470 represented an increase of 7% from gross profit of $1,971,542 for the six months ended September 30, 2021. Gross profit increased as a result of higher total revenue and higher margined service revenue. Gross profit on net revenue as a percentage of sales (gross margins) was 55% for the six months ended September 30, 2022 and 48% for the six months ended September 30, 2021.

Sales and marketing expenses. Sales and marketing expenses of $992,667 for the six months ended September 30, 2022 represented a decrease of 11% from sales and marketing expenses of $1,090,019 for the six months ended September 30, 2021. The decrease was the result of lower commissions and advertising.

General and administrative expenses. General and administrative expenses of $741,783 for the six months ended September 30, 2022 represented an increase of 11% from general and administrative expenses of $667,205 for the six months ended September 30, 2021. The increase was the result of a negative bad debt reserve and a decrease to negative cost allocations for the six months ended September 30, 2021.

Research and development expenses. Research and development expenses of $393,521 for the six months ended September 30, 2022 represented an increase of 1% compared to $390,037 for the six months ended September 30, 2021. The increase was the result of a decrease to negative cost allocations for the six months ended September 30, 2021and partially reduced by lower test materials used.

Net loss. Net loss was $14,720 for the six months ended September 30, 2022 compared to net income of $352,726 for the six months ended September 30, 2021. The net decrease was principally a result of extinguishment of debt income of $533,118 for the six months ended September 30, 2021.

The results of operations for the three and six months ended September 30, 2022 are not necessarily indicative of the results of operations for all or any part of the balance of the fiscal year.

Liquidity and Capital Resources

To date, a significant portion of our operating funds have been provided by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock, loans, and (in some periods) by operating profits. Common stock and additional paid in capital totaled $24,316,790 from inception through September 30, 2022.

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

During September 2022, we entered into a note agreement with U.S. Bank for $115,004. The note is for five years at a 6% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment.

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

Our operations used $337,509 of cash during the six months ended September 30, 2022 on net revenue of $3,858,727. The amounts of cash provided by operations for the six months ended September 30, 2022 are not necessarily indicative of the expected amounts of cash to be generated from or used in operations in fiscal year 2023. At September 30, 2022, we had $536,839 in cash available to fund future operations. Our working capital was $2,242,309 at September 30, 2022 compared to $2,325,331 at March 31, 2022. Current liabilities were $1,128,165 at September 30, 2022 compared to $1,276,391 at March 31, 2022. We have a noncancelable lease agreement for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease expires October 31, 2024.

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

The minimum future lease payment, by fiscal year, as of September 30, 2022 is as follows:

Fiscal Year	Amount
2023	$188,500
2024	386,667
2025	232,139
Total	$807,306

The minimum future EIDL payment, by fiscal year, as of September 30, 2022 is as follows:

Fiscal Year	Amount
2023	$1,546
2024	3,208
2025	3,331
2026	3,457
Thereafter	150,586
Total	$162,128

The minimum future principal U.S. Bank payment, by fiscal year, as of September 30, 2022 is as follows:

Fiscal Year	Amount
2023	$9,200
2024	18,400
2025	18,400
2026	13,800
Total	$59,800

The minimum future principal U.S. Bank payment, by fiscal year, as of September 30, 2022 is as follows:

Fiscal Year	Amount
2023	$11,500
2024	23,000
2025	23,000
2026	23,000
Thereafter	34,504
Total	$115,004

Aside from the operating lease, EIDL loan and U.S. Bank loans, we do not have any material contractual commitments requiring settlement in the future.

As of September 30, 2022, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$807,306	$381,834	$425,472	$—	$—
EIDL loans	162,128	3,150	6,664	6,788	145,526
U.S. Bank loan	59,800	18,400	36,800	4,600	—
U.S. Bank loan	115,004	23,000	46,000	46,004	—
Total	$1,144,238	$426,384	$514,936	$57,392	$145,526

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

ITEM 4  -Controls and procedures

Management’s Evaluation of Disclosures Controls and Procedures

Our management, comprised of our Chief Executive Officer (CEO) and Principal Financial and Accounting Officer (PFAO) evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, and taking the matters described below into account, the Company’s CEO and PFAO have concluded that our disclosure controls and procedures over financial reporting were not effective during reporting period ended September 30, 2022.

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

Changes In Internal Control Over Financial Reporting

Other than the applicable remediation efforts described above, there were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three and six months ended September 30, 2022.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.   Other Information

None.

Item 6. Exhibits

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

3.1	Articles of Incorporation of the Company, as amended. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).
3.2	Bylaws of the Company. (Incorporated by reference from Current Report on Form 8-K filed on October 30, 2007).
3.3	First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 31, 2017).
4.1	Form of certificate for shares of Common Stock. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).
4.2	Description of Capital Stock. (Incorporated by reference from Annual Report on Form 10-K filed on June 14, 2019).
10.1	Lease Agreement dated June 3, 2004 between Encision Inc. and DaPuzzo Investment Group, LLC (Incorporated by reference from Quarterly Report on Form 10-QSB filed on August 12, 2004).
10.2	Encision Inc. 2007 Stock Option Plan (Incorporated by reference from Proxy Statement dated June 30, 2007). †
10.3	Encision Inc. First Amended and Restated 2014 Stock Option Plan (Incorporated by reference from Proxy Statement dated July 6, 2020. †
10.4	Employment Agreement, dated November 14, 2016, between Encision Inc. and Gregory J. Trudel (Incorporated by reference to Exhibit 10-1 to our Current Report on Form 8-K filed on November 18, 2016). †
10.5	Fifth Amendment to Office Building Lease dated November 9, 2017 (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed February 12, 2018).
10.6	PPP Promissory Note dated as of April 17, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 23, 2020).
10.8	Economic Injury Disaster Loan dated as of August 1, 2021 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 14, 2021).
10.9	US Bank Note dated January 21, 2021 (Incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed August 12, 2022).
10.10	PPP Promissory Note dated as of February 8, 2021 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 12, 2021).

10.11	Supply Agreement dated August 23, 2021 between Auris Health, Inc. and Encision Inc. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 15, 2021).+
31.1	Certification of President and CEO under Rule 13a-14(a) of the Exchange Act (filed herewith).
31.2	Certification of Principal Financial and Accounting Officer under Rule 13a-14(a) of the Exchange Act (filed herewith).
32.1	Certifications of President and CEO and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	The following materials from Encision Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Income, (iii) the unaudited Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged at Level I.

+	Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Encision Inc.

November 14, 2022	By:	/s/ Mala Ray
Date		Mala Ray Controller Principal Accounting Officer & Principal Financial Officer

