Form 10-Q
period 2022-12-31
ENCISION INC
filed 2023-02-13
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 21549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock, no par value	11,759,543 Shares
(Class)	(outstanding at January 31, 2023)

ENCISION INC.

FORM 10-Q

For the Three and Nine Months Ended December 31, 2022

PART I FINANCIAL INFORMATION

ITEM 1 - Condensed Interim Financial Statements

Encision Inc.

Condensed Balance Sheets

(Unaudited)

	December 31, 2022	March 31, 2022
ASSETS
Current assets:
Cash	$119,796	$949,645
Accounts receivable	829,441	947,623
Inventories, net of reserve for obsolescence of $88,733 at December 31, 2022 and $36,000 at March 31, 2022	1,906,316	1,584,321
Prepaid expenses	137,936	120,133
Total current assets	2,993,489	3,601,722
Equipment:
Furniture, fixtures and equipment, at cost	2,615,676	2,468,949
Accumulated depreciation	(2,296,108)	(2,279,652)
Equipment, net	319,568	189,297
Right of use asset	570,181	786,407
Patents, net of accumulated amortization of $300,462 at December 31, 2022 and $282,081 at March 31, 2022	169,616	180,719
Other assets	44,178	34,240
TOTAL ASSETS	$4,097,032	$4,792,385
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$302,346	$576,381
Secured notes	44,579	21,491
Accrued compensation	148,541	190,853
Other accrued liabilities	94,458	125,179
Accrued lease liability	353,674	362,487
Total current liabilities	943,598	1,276,391
Long-term liability:
Secured notes	252,312	205,809
Accrued lease liability	325,932	564,321
Total liabilities	1,521,842	2,046,521
Commitments and contingencies (Note 4)
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 11,769,543 issued and outstanding at December 31, 2022 and 11,719,543 at March 31, 2022	24,335,562	24,275,183
Accumulated (deficit)	(21,760,372)	(21,529,319)
Total shareholders’ equity	2,575,190	2,745,864
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,097,032	$4,792,385

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
NET REVENUE:
Product	$1,683,995	$1,733,658	$5,084,089	$5,347,259
Service	—	210,608	458,633	718,297
Total revenue	1,683,995	1,944,266	5,542,722	6,065,556

COST OF REVENUE:
Product	785,751	828,153	2,528,007	2,728,464
Service	—	106,792	—	356,228
Total cost of revenue	785,751	934,945	2,528,007	3,084,692
GROSS PROFIT	898,244	1,009,321	3,014,715	2,980,864
OPERATING EXPENSES:
Sales and marketing	501,618	504,709	1,494,285	1,594,728
General and administrative	360,525	326,753	1,102,309	993,959
Research and development	247,569	194,124	641,090	584,161
Total operating expenses	1,109,712	1,025,586	3,237,684	3,172,848
OPERATING (LOSS)	(211,468)	(16,265)	(222,969)	(191,984)
Interest expense, net	(2,145)	(1,806)	(8,758)	(3,359)
Extinguishment of debt income	—	—	—	533,118
Other income (expense), net	(2,721)	2,060	674	(1,061)
Interest expense, extinguishment of debt income and other income (expense), net	(4,866)	254	(8,084)	528,698
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(216,334)	(16,011)	(231,053)	336,714
Provision for income taxes	—	—	—	—
NET INCOME (LOSS)	$(216,334)	$(16,011)	$(231,053)	$336,714
Net income (loss) per share—basic and diluted	$(0.02)	$0.00	$(0.02)	$0.03
Weighted average shares—basic	11,763,389	11,677,921	11,760,820	11,598,768
Weighted average shares—diluted	11,763,389	11,677,921	11,760,820	12,045,389

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Cash Flows

(Unaudited)

Nine Months Ended	December 31, 2022	December 31, 2021
Cash flows (used in) operating activities:
Net income (loss)	$(231,053)	$336,714
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Extinguishment of debt income	—	(533,118)
Depreciation and amortization	64,130	85,896
Stock-based compensation expense related to stock options	39,379	29,832
(Recovery from) doubtful accounts, net change	—	(35,000)
Provision for (recovery from) inventory obsolescence, net change	52,733	(27,814)
Change in operating assets and liabilities:
Right of use asset, net	(30,976)	(20,102)
Accounts receivable	118,182	30,355
Inventories	(374,728)	67,159
Prepaid expenses and other assets	(27,741)	(5,361)
Accounts payable	(274,035)	141,933
Accrued compensation and other accrued liabilities	(73,033)	(87,895)
Net cash (used in) operating activities	(737,142)	(17,401)
Cash flows (used in) investing activities:
Acquisition of property and equipment	(173,269)	(17,550)
Patent costs	(10,029)	(13,255)
Net cash (used in) investing activities	(183,298)	(30,805)
Cash flows generated by financing activities:
Net proceeds from options exercised	21,000	8,095
Borrowing from (paydown of) secured notes	69,591	(10,020)
Net cash generated by (used in) financing activities	90,591	(1,925)

Net (decrease) in cash	(829,849)	(50,131)
Cash, beginning of fiscal year	949,645	1,474,339
Cash, end of fiscal quarter	$119,796	$1,424,208

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$8,758	$3,359

The accompanying notes to financial statements are an integral part of these condensed statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

We have an accumulated deficit of $21,760,372 at December 31, 2022. A significant portion of our operating funds have been provided by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock, loans, and (in some periods) by operating profits. Shareholders’ equity decreased by $170,674 since March 31, 2022 as a result of our net loss of $231,053 and share-based compensation of $60,379. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital.

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

We had net loss of $231,053 for the nine months ended December 31, 2022. At December 31, 2022, we had cash of $119,796, current borrowings of $44,579 and borrowing availability of up to $1,000,000, as restricted by our eligible accounts receivable, under our line of credit. Working capital was $2,049,891, a decrease of $275,440 from March 31, 2022. We used $829,849 of cash in the fiscal nine months ended December 31, 2022, primarily as a result of our net loss and increase to inventories. The principal reason for our loss for the nine months ended December 31, 2022 was higher material costs that was partially offset by service revenue. Management developed plans to ensure that we have the working capital necessary to fund operations. We increased our pricing on products to mitigate somewhat our higher material costs. We have a new line of credit (see Note 4), for up to $1 million, restricted by eligible receivables. Management concludes that it is probable that our cash resources and line of credit will be sufficient to meet our cash requirements for twelve months from the issuance of the condensed financial statements. Therefore, the accompanying condensed financial statements have been prepared assuming that we will continue as a going concern.

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

Concentration of Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and accounts receivable. From time to time, the amount of cash on deposit with financial institutions may exceed the $250,000 federally insured limit at December 31, 2022. We believe that our cash on deposit that exceeds $250,000 with financial institutions is financially sound and the risk of loss is minimal.

We have no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. We maintain the majority of our cash balances with one financial institution in the form of demand deposits.

Accounts receivable are typically unsecured and are derived from transactions with and from entities in the healthcare industry primarily located in the United States. Accordingly, we may be exposed to credit risk generally associated with the healthcare industry. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The net accounts receivable balance at December 31, 2022 of $829,441 and at March 31, 2022 of $947,623 included no more than 12% from any one customer.

Inventories. Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At December 31, 2022 and March 31, 2022 inventory consisted of the following:

	December 31, 2022	March 31, 2022
Raw materials	$1,417,219	$1,083,387
Finished goods	577,830	536,934
Total gross inventories	1,995,049	1,620,321
Less reserve for obsolescence	(88,733)	(36,000)
Total net inventories	$1,906,316	$1,584,321

Property and Equipment. Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally five to seven years. Depreciation expense for the three and nine months ended December 31, 2022 was $16,292 and $42,998, respectively, and for the three and nine months ended December 31, 2021 was $18,079 and $47,995, respectively. We use the straight-line method of depreciation for property and equipment. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expense as incurred and major additions, replacements and improvements are capitalized.

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

Income Taxes. We account for income taxes under the provisions of FASB Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. ASC 740 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits, which, more likely than not based on current circumstances, are not expected to be realized. As a result, no provision for income tax is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. We are required to make many subjective assumptions and judgments regarding our income tax exposures. At December 31, 2022, we had no unrecognized tax benefits, which would affect the effective tax rate if recognized and had no accrued interest, or penalties related to uncertain tax positions.

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

Stock-based compensation expense recognized under ASC 718 for the three and nine months ended December 31, 2022 was $14,173 and $39,379, respectively, and for the three and nine months ended December 31, 2021 was $14,104 and $29,832, respectively, which consisted of stock-based compensation expense related to grants of employee stock options.

Segment Reporting. We have concluded that we have two operating segments, product and service. Product designs, develops, manufactures and markets patented surgical instruments. Service performs electrical engineering activities for external entities.

Information, by segment, for the three and nine months ended December 31, 2022 and 2021 follows:

	Three Months Ended December 31, 2022			Nine Months Ended December 31, 2022
	Product	Service	Total	Product	Service	Total
Net revenue	$1,683,995	$—	$1,683,995	$5,084,089	$458,633	$5,542,722
Cost of revenue	785,751	—	785,751	2,528,007	—	2,528,007
Gross profit	898,244	—	898,244	2,554,957	458,633	3,014,715
Operating income (loss)	(211,468)	—	(211,468)	(682,727)	458,633	(222,969)
Depreciation and amortization	22,802	—	22,802	64,130	—	64,130
Patent and capital expenditures	(18,032)	—	(18,032)	183,298	—	183,298
Equipment and patents, net	$489,184	$—	$489,184	$489,184	$—	$489,184

	Three Months Ended December 31, 2021			Nine Months Ended December 31, 2021
	Product	Service	Total	Product	Service	Total
Net revenue	$1,733,658	$210,608	$1,944,266	$5,347,259	$718,297	$6,065,556
Cost of revenue	828,153	106,792	934,945	2,728,464	356,228	3,084,692
Gross profit	905,505	103,816	1,009,321	2,618,795	362,069	2,980,864
Operating income (loss)	(120,081)	103,816	(16,265)	(554,053)	362,069	(191,984)
Depreciation and amortization	32,302	—	32,302	85,896	—	85,896
Patent and capital expenditures	11,382	—	11,382	30,805	—	30,805
Equipment and patents, net	$423,994	$—	$423,994	$423,994	$—	$423,994

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	December 31, 2021		December 31, 2022
Net income (loss)	$(216,334)	$(16,011)	$(231,053)	$336,714
Weighted-average basic shares outstanding	11,763,389	11,677,921	11,760,820	11,598,768
Effect of dilutive securities	—	—	—	366,355
Weighted-average diluted shares	11,763,389	11,677,921	11,760,820	12,045,389
Basic net income (loss) per share	$(0.02)	$0.00	$(0.02)	$0.03
Diluted net income (loss) per share	$(0.02)	$0.00	$(0.02)	$0.03
Antidilutive employee stock options	1,057,000	1,076,000	1,057,000	709,645

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

The minimum future lease payment, by fiscal year, as of December 31, 2022 is as follows:

Fiscal Year	Amount
2023	$94,250
2024	386,667
2025	232,139
Total	$713,056

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

On November 15, 2022, we entered into a loan and security agreement with Pathward, N.A. (formerly Crestmark Bank). The loan is due on demand and has no financial covenants. Under the agreement, we were provided with a line of credit that is not to exceed the lesser of $1,000,000 or 85% of eligible accounts receivable. The interest rate is prime rate plus 0.5%, with a floor of 6.75%, plus a monthly maintenance fee of 0.4%, based on the average monthly loan balance. Interest is charged on a minimum loan balance of $300,000, a loan fee of 0.5% at closing and annually, and an exit fee of 3%, 2% and 1% during years one, two and three, respectively.

The minimum future EIDL payment, by fiscal year, as of December 31, 2022 is as follows:

Fiscal Year	Amount
2023	$773
2024	3,208
2025	3,331
2026	3,457
Thereafter	150,586
Total	$161,355

During January 2021, we entered into a note agreement with U.S. Bank for $92,000. The note is for five years at a 5% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment.

The minimum future principal U.S. Bank payment, by fiscal year, as of December 31, 2022 is as follows:

Fiscal Year	Amount
2023	$4,600
2024	18,400
2025	18,400
2026	13,800
Total	$55,200

During September 2022, we entered into a note agreement with U.S. Bank for $115,004. The note is for five years at a 6% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment.

The minimum future principal U.S. Bank payment, by fiscal year, as of December 31, 2022 is as follows:

Fiscal Year	Amount
2023	$5,750
2024	23,000
2025	23,000
2026	23,000
Thereafter	34,504
Total	$109,254

Aside from the operating lease, EIDL loan and U.S. Bank loans, we do not have any material contractual commitments requiring settlement in the future.

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine compliance with these regulations. We believe that we were in substantial compliance with all known regulations at December 31, 2022. FDA inspections are conducted periodically at the discretion of the FDA. Our latest inspection by the FDA occurred in October 2019.

Note 5. SHARE-BASED COMPENSATION

The provisions of ASC 718-10-55 requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and RSUs, based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options for the three and nine months ended December 31, 2022 and 2021, which was allocated as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Cost of sales	$157	$(67)	$473	$464
Sales and marketing	1,944	1,816	5,257	4,550
General and administrative	10,841	10,953	30,182	22,408
Research and development	1,231	1,402	3,467	2,410
Stock-based compensation expense	$14,173	$14,104	$39,379	$29,832

Share-based compensation cost for stock options is measured at the grant date, based on the fair value as calculated by the Black-Scholes-Merton ("BSM") option-pricing model. The BSM option-pricing model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk-free interest rate and expected dividends. There were 105,000 stock options granted, 10,000 stock options exercised and 105,000 forfeited during the three months ended December 31, 2022. There were 145,000 stock options granted, 50,000 stock options exercised and 105,000 forfeited during the nine months ended December 31, 2022. There were 190,000 stock options granted, 2,533 stock options exercised and 17,467 stock options forfeited during the three months ended December 31, 2021. There were 200,000 stock options granted, 96,393 stock options exercised and 58,607 stock options forfeited during the nine months ended December 31, 2021.

As of December 31, 2022, approximately $175,000 of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over a period of five years.

Note 6. RELATED PARTY TRANSACTION

We paid consulting fees of $16,955 and $42,777 to an entity owned by one of our directors during the three and nine months ended December 31, 2022, respectively. We paid consulting fees of $15,348 and $57,764 to an entity owned by one of our directors during the three and nine months ended December 31, 2021, respectively

Note 7. SUBSEQUENT EVENTS

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

General

Encision Inc., a medical device company based in Boulder, Colorado, has developed and markets innovative technology that provides unprecedented outcomes and patient safety in minimally-invasive surgery. Approximately one in every three surgeons may have a patient injury each year from preventable stray energy burns. We believe that our patented Active Electrode Monitoring (“AEM®”) AEM EndoShield™ Burn Protection System is changing the marketplace for electrosurgical devices and laparoscopic instruments by providing a solution to a well-documented hazard unique to laparoscopic surgery. The Center for Medicare and Medicaid Services has published its Hospital-Acquired Condition Reduction Program. The program has begun to levy as much as a 1% penalty on Medicare reimbursements to hospitals in the lower quadrant of performance for selected quality indicators, including accidental puncture and laceration (“APL”). Examples of APL include the use of a cautery device (electrosurgery) or scissors to dissect a tissue plane that errantly causes an injury to underlying bowels. A Safety Communication was released by the FDA on May 29, 2018. It is on the FDA's website at: https://www.fda.gov/MedicalDevices/Safety/AlertsandNotices/ucm608637.htm. The Safety Communication states that, "In addition to serving as an ignition source, monopolar energy use can directly result in unintended patient burns from capacitive coupling and intra-operative insulation failure. If a monopolar electrosurgical unit (“ESU”) is used: Do not activate when near or in contact with other instruments.”

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

When a hospital or surgery center changes to AEM technology, we receive recurring revenue from sales of replacement instruments. We believe that there is no directly competing technology to supplant AEM products. The replacement market of reusable and disposable AEM products in hospitals and surgery centers that use our AEM technology represented over 90% of our product revenue during the three and nine months ended December 31, 2022. This revenue stream is expected to grow as the base of accounts using AEM technology expands. In addition, we intend to further develop disposable versions of more of our AEM products in order to meet market demands and expand our sales opportunities.

A number of factors are contributing to a decrease in surgical procedures that take away from top line results. COVID resurgences continued to negatively impact surgical procedure volumes. In addition, MarketWatch announced that, “A record share of U.S. adults said they or a family member delayed medical care last year due to affordability issues. According to a Gallup poll, thirty-eight percent of Americans said they or a family member avoided treatment over cost in 2022, a full 12 percentage points higher than the year prior.” Finally, hospitals are struggling to maintain critical staffing levels to enable them to keep up with even the decreased demand for procedures.

We have an accumulated deficit of $21,760,372 at December 31, 2022. A significant portion of our operating funds have been provided by issuances of our common stock and warrants and the exercise of stock options to purchase our common stock, loans, and (in some periods) by operating profits . Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital.

During the nine months ended December 31, 2022, we used $737,142 of cash in our operating activities and used $183,298 for investments in property and equipment. At December 31, 2022, we had $119,796 and at March 31, 2022 we had $949,645 in cash available to fund future operations, a decrease of $829,849 from March 31, 2022. The decrease to cash was principally the result of net losses and an increase to inventories. Our working capital was $2,049,891 at December 31, 2022 compared to $2,325,331 at March 31, 2022.

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

Possibility of Operating Losses: We have an accumulated deficit of $21,760,372 at December 31, 2022. A significant portion of our operating funds have been provided by issuances of our common stock and warrants and the exercise of stock options to purchase our common stock, loans, and (in some periods) by operating profits . Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital. We have made strides toward improving our operating results but due to the ongoing need to develop, optimize and train our direct sales managers and the independent sales representative network, the need to support the development of refinements to our product line, and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to raise additional capital.

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

Results of Operations

For the quarter ended December 31, 2022 compared to the quarter ended December 31, 2021.

Net Product revenue. Net product revenue for the quarter ended December 31, 2022 was $1,683,995 compared to $1,733,658 for the quarter ended December 31, 2021, a decrease of 3%. The decrease of net product revenue is attributable to supply chain issues which resulted in lost business from hospitals that used AEM technology during the year. With those supply chain issues resolved, we anticipate that most of those hospitals will again be using AEM technology over the next several quarters.

Net Service revenue. Net service revenue for the quarter ended December 31, 2022 was none compared to $210,608 for the quarter ended December 31, 2021. Net service revenue for the quarter ended December 31, 2021 was for engineering services performed under a Master Services Agreement with Auris Health.

Gross profit. Gross profit for the quarter ended December 31, 2022 of $898,244 represented a decrease of 11% from gross profit of $1,009,321 for the quarter ended December 31, 2021. Gross profit decreased as a result of lower total revenue. Gross profit on net revenue as a percentage of sales (gross margin) was 53% for the quarter ended December 31, 2022 and 52% for the quarter ended December 31, 2021. Gross profit on net revenue increased as a result of higher operating efficiencies.

Sales and marketing expenses. Sales and marketing expenses of $501,618 for the quarter ended December 31, 2022 represented a decrease of 1% from sales and marketing expenses of $504,709 for the quarter ended December 31, 2021. The decrease was the result of lower advertising and salaries. The decrease was partially offset by an increase to commissions.

General and administrative expenses. General and administrative expenses of $360,525 for the quarter ended December 31, 2022 represented an increase of 10% from general and administrative expenses of $326,753 for the quarter ended December 31, 2021. The increase was the result of a decrease to negative cost allocations for the quarter ended December 31, 2021.

Research and development expenses. Research and development expenses of $247,569 for the quarter ended December 31, 2022 represented an increase of 28% compared to $194,124 for the quarter ended December 31, 2021. The increase was the result of an increase to test materials.

Net loss. Net loss was $216,334 for the quarter ended December 31, 2022 compared to net loss of $16,011 for the quarter ended December 31, 2021. The net decrease was principally a result of lower total revenue and higher operating expenses.

For the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021.

Net Product revenue. Net product revenue for the nine months ended December 31, 2022 was $5,084,089 compared to $5,347,259 for the nine months ended December 31, 2021, a decrease of 5%. The decrease of AEM product net revenue is attributable to business lost from hospitals that used AEM technology during the year and supply chain issues.

Net Service revenue. Net service revenue for the nine months ended December 31, 2022 was $458,633 compared to $718,297 for the nine months ended December 31, 2021, a decrease of 36%. Net service revenue for the nine months ended December 31, 2021 was for engineering services performed under a Master Services Agreement with Auris Health. Net service revenue for the nine months ended December 31, 2022 was for engineering services performed under a Supply Agreement with Auris Health.

Gross profit. Gross profit for the nine months ended December 31, 2022 of $3,014,715 represented an increase of 1% from gross profit of $2,980,864 for the nine months ended December 31, 2021. Gross profit increased as a result of higher total revenue and higher margined service revenue. Gross profit on net revenue as a percentage of sales (gross margins) was 54% for the nine months ended December 31, 2022 and 49% for the nine months ended December 31, 2021.

Sales and marketing expenses. Sales and marketing expenses of $1,494,285 for the nine months ended December 31, 2022 represented a decrease of 6% from sales and marketing expenses of $1,594,728 for the nine months ended December 31, 2021. The decrease was the result of lower commissions and advertising.

General and administrative expenses. General and administrative expenses of $1,102,309 for the nine months ended December 31, 2022 represented an increase of 11% from general and administrative expenses of $993,959 for the nine months ended December 31, 2021. The increase was the result of a negative bad debt reserve.

Research and development expenses. Research and development expenses of $641,090 for the nine months ended December 31, 2022 represented an increase of 10% compared to $584,161 for the nine months ended December 31, 2021.

Net loss. Net loss was $231,053 for the nine months ended December 31, 2022 compared to net income of $336,714 for the nine months ended December 31, 2021. The net decrease was principally a result of extinguishment of debt income of $533,118 for the nine months ended December 31, 2021.

The results of operations for the three and nine months ended December 31, 2022 are not necessarily indicative of the results of operations for all or any part of the balance of the fiscal year.

Liquidity and Capital Resources

To date, a significant portion of our operating funds have been provided by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock, loans, and (in some periods) by operating profits. Common stock and additional paid in capital totaled $24,335,562 from inception through December 31, 2022.

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

On November 15, 2022, we entered into a loan and security agreement with Pathward, N.A. (formerly Crestmark Bank). The loan is due on demand and has no financial covenants. Under the agreement, we were provided with a line of credit that is not to exceed the lesser of $1,000,000 or 85% of eligible accounts receivable. The interest rate is prime rate plus 0.5%, with a floor of 6.75%, plus a monthly maintenance fee of 0.4%, based on the average monthly loan balance. Interest is charged on a minimum loan balance of $300,000, a loan fee of 0.5% at closing and annually, and an exit fee of 3%, 2% and 1% during years one, two and three, respectively.

Our operations used $737,142 of cash during the nine months ended December 31, 2022 on net revenue of $5,542,722. The amounts of cash provided by operations for the nine months ended December 31, 2022 are not necessarily indicative of the expected amounts of cash to be generated from or used in operations in fiscal year 2023. At December 31, 2022, we had $119,796 in cash available to fund future operations and a line of credit for up to $1 million, restricted by eligible receivables. Our working capital was $2,049,891 at December 31, 2022 compared to $2,325,331 at March 31, 2022. Current liabilities were $943,598 at December 31, 2022 compared to $1,276,391 at March 31, 2022. We have a noncancelable lease agreement for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease expires October 31, 2024.

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

The minimum future lease payment, by fiscal year, as of December 31, 2022 is as follows:

Fiscal Year	Amount
2023	$94,250
2024	386,667
2025	232,139
Total	$713,056

The minimum future EIDL payment, by fiscal year, as of December 31, 2022 is as follows:

Fiscal Year	Amount
2023	$773
2024	3,208
2025	3,331
2026	3,457
Thereafter	150,586
Total	$161,355

The minimum future principal U.S. Bank payment, by fiscal year, as of December 31, 2022 is as follows:

Fiscal Year	Amount
2023	$4,600
2024	18,400
2025	18,400
2026	13,800
Total	$55,200

The minimum future principal U.S. Bank payment, by fiscal year, as of December 31, 2022 is as follows:

Fiscal Year	Amount
2023	$5,750
2024	23,000
2025	23,000
2026	23,000
Thereafter	34,504
Total	$109,254

Aside from the operating lease, EIDL loan and U.S. Bank loans, we do not have any material contractual commitments requiring settlement in the future.

As of December 31, 2022, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$713,056	$384,250	$328,806	$—	$—
EIDL loans	161,355	3,179	6,664	6,788	144,724
U.S. Bank loan	55,200	18,400	36,800	—	—
U.S. Bank loan	109,254	23,000	46,000	40,254	—
Total	$1,038,865	$428,829	$418,270	$47,042	$144,724

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

Management’s Evaluation of Disclosures Controls and Procedures

Our management, comprised of our Chief Executive Officer (CEO) and Principal Financial and Accounting Officer (PFAO) evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, and taking the matters described below into account, the Company’s CEO and PFAO have concluded that our disclosure controls and procedures over financial reporting were not effective during reporting period ended December 31, 2022.

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

Changes In Internal Control Over Financial Reporting

Other than the applicable remediation efforts described above, there were no significant changes in our internal control over financial reporting during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three and nine months ended December 31, 2022.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

3.1	Articles of Incorporation of the Company, as amended. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).
3.2	Bylaws of the Company. (Incorporated by reference from Current Report on Form 8-K filed on October 30, 2007).
3.3	First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 31, 2017).
4.1	Form of certificate for shares of Common Stock. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).
4.2	Description of Capital Stock. (Incorporated by reference from Annual Report on Form 10-K filed on June 14, 2019).
10.1	Lease Agreement dated June 3, 2004 between Encision Inc. and DaPuzzo Investment Group, LLC (Incorporated by reference from Quarterly Report on Form 10-QSB filed on August 12, 2004).
10.2	Encision Inc. 2007 Stock Option Plan (Incorporated by reference from Proxy Statement dated June 30, 2007). †
10.3	Encision Inc. First Amended and Restated 2014 Stock Option Plan (Incorporated by reference from Proxy Statement dated July 6, 2020. †
10.4	Employment Agreement, dated November 14, 2016, between Encision Inc. and Gregory J. Trudel (Incorporated by reference to Exhibit 10-1 to our Current Report on Form 8-K filed on November 18, 2016). †
10.5	Fifth Amendment to Office Building Lease dated November 9, 2017 (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed February 12, 2018).
10.6	PPP Promissory Note dated as of April 17, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 23, 2020).
10.8	Economic Injury Disaster Loan dated as of August 1, 2021 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 14, 2021).
10.9	US Bank Note dated January 21, 2021 (Incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed August 12, 2022).
10.10	PPP Promissory Note dated as of February 8, 2021 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 12, 2021).

10.11	Supply Agreement dated August 23, 2021 between Auris Health, Inc. and Encision Inc. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 15, 2021).+

10.12	New Line of Credit and Security Agreement with Pathward, N.A. dated November 15, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 17, 2022)
31.1	Certification of President and CEO under Rule 13a-14(a) of the Exchange Act (filed herewith).
31.2	Certification of Principal Financial and Accounting Officer under Rule 13a-14(a) of the Exchange Act (filed herewith).
32.1	Certifications of President and CEO and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101	The following materials from Encision Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Income, (iii) the unaudited Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged at Level I.

+	Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Encision Inc.

February 13, 2023	By:	/s/ Mala Ray
Date		Mala Ray Controller Principal Accounting Officer & Principal Financial Officer

