Form 10-K
period 2023-03-31
ENCISION INC
filed 2023-06-28
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2023

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File No.: 001-11789

ENCISION INC.

(Exact name of registrant as specified in its charter)

Colorado	84-1162056
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐  No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 30, 2022, the aggregate market value of the shares of common stock held by non-affiliates of the issuer on such date was $4,029,059. This figure is based on the average bid and asked price of $0.55 per share of the issuer’s common stock on September 30, 2022 as quoted on the OTC Bulletin Board.

The number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date.

Common Stock, no par value	11,769,543
(Class)	(Outstanding at May 31, 2023)

Documents Incorporated by Reference: Definitive Proxy Statement for the 2023 Annual Shareholders' Meeting to be filed with the Securities and Exchange Commission and incorporated by reference as described in Part III. The 2023 Proxy Statement will be filed within 120 days after the end of the fiscal year ended March 31, 2023.

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

Developing Distribution Network is Advancing Utilization of AEM Technology

Our AEM technology, in the hands of a sales network with broad access to the surgery marketplace, will help to increase utilization and market share. Historically, our sales and marketing efforts have been hindered by our small size and limited distribution channels. While these limitations continue, we improved our sales network which provided new hospital accounts with AEM technology in our fiscal year ended March 31, 2023. Our supplier agreements with Group Purchasing Organizations (“GPOs”) and other key hospitals systems are beginning to expose more hospitals to the benefits of our AEM technology. During the year ended March 31, 2020, our proprietary patient safety technology was recognized by the U.S. Department of Veterans Affairs and provides us with the opportunity to market our instruments and monitors into VA Medical Centers. The VA is the largest medical system in the U.S. providing service to more than nine million veterans across more than 1,200 facilities. Also, during the year ended March 31, 2020, we were awarded a prestigious Vizient Innovative Technology Contract for monopolar surgical instruments and monitors. Vizient represents a diverse membership base that includes academic medical centers, pediatric facilities, community hospitals, integrated health delivery networks and non-acute health care providers and represents approximately $100 billion in annual medical devices and supplies purchasing volume.

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

When a hospital decides to use our AEM technology, we make recurring sales to such hospital for replacement instruments. Sales from reusable and disposable AEM products in hospitals represented over 90% of our sales in the fiscal year ended March 31, 2023, and we expect this sales stream to grow as new hospitals increasingly adopt AEM technology and existing hospitals increase usage of AEM instrumentation. We also expect to increase the value per procedure delivered to our customers and, therefore, expect the dollars per procedure to increase. AEM Instruments are competitively priced compared to conventional laparoscopic instruments.

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

Historical Perspective

We were organized as a Colorado corporation in 1991 and spent several years developing the AEM monitoring system and protective sheaths to adapt to conventional electrosurgical instruments. During this period, we conducted product trials and applied for patents with the United States Patent and Trademark Office and with International patent agencies. Our patents relate to the basic shielding and monitoring technologies that we incorporate into our AEM products. As of March 31, 2023, we have 16 unexpired United States patents relating to specific implementations of shielding and monitoring in instruments and continue to add patents as we further develop our proprietary technology and its applications.

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

Products

We produce and market a full line of AEM Instruments, which are “shielded and monitored” to prevent stray electrosurgical burns from insulation failure and capacitive coupling. Our product line includes a broad range of endo-mechanical instruments (scissors, graspers and dissectors), fixed-tip electrodes and suction-irrigation electrodes. These AEM Instruments are available in a wide array of reusable and disposable options. Also, we have a line of handles that are used for advanced laparoscopic procedures that incorporate stiffer shafts and ergonomic features. In addition, we market an AEM monitor product line that is used in conjunction with AEM Instruments. Our AEM EndoShield® 2 Burn Protection System can be used for a number of surgical procedures without reprocessing, reduces the customer’s cost per use significantly, and eliminates a significant barrier to adoption. Thus, hospitals can make a complete and smooth conversion to our product line, thereby advancing patient safety in MIS. The EndoShield 2 integrates our patented AEM technology into a disposable smart cord and eliminates the need for a separate AEM monitor. It is changing the marketplace for electrosurgical devices and laparoscopic instruments by providing a solution to a well-documented hazard unique to laparoscopic surgery.

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

In February 2023, we signed a Proof of Concept Services Agreement with Vicarious Surgical Inc. (“Vicarious”). The Vicarious robot design intends to maximize visualization, precision, and control of instruments in robotic-assisted minimally invasive surgery.

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

Research and Development

We aim to continually expand our AEM Instrument product line to satisfy the evolving needs of surgeons. For AEM technology to fully become a standard of care, we must satisfy surgeons’ preferred instrument shapes, sizes, styles and functionality with integrated AEM technology. This commitment includes expanding the styles of electrosurgical instruments available for MIS applications so that the conversion to AEM technology is transparent to surgeons and does not require significant change in their current surgical techniques. We employ full-time engineers and use independent contractors from time to time in our research and product development efforts. This group continuously explores ways to broaden and enhance the product line. Current research and development efforts are focused primarily on line-extension projects to further expand our AEM Instrument product offering to increase surgeons’ choices and options in laparoscopic surgery. Our research and development expenses were $816,119 in fiscal year 2023 and $918,155 in fiscal year 2022. We expense research and development costs for products and processes as incurred. Costs that are included in research and development expenses include direct salaries, contractor fees, materials, facility costs and administrative expenses that relate to research and development.

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

Patents, Patent Applications and Intellectual Proprietary Rights

We have invested heavily in an effort to protect our valuable technology, and, as a result of this effort, we have been issued 16 unexpired relevant patents that together form a significant intellectual property position. Our patents relate to the basic shielding and monitoring technologies that we incorporate into our AEM products. As of March 31, 2023, we have 16 unexpired United States patents relating to specific implementations of shielding and monitoring in instruments. As of March 31, 2023, there are between one and seventeen years remaining on our AEM patents. We have five patent applications in process and we have four trademarks.

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

During our March 31, 2020 quarter, we received a letter from the FDA that contained a questionnaire regarding Stray Energy and how to prevent patient injuries from Stray Energy during laparoscopic procedures. We provided the FDA with extensive information on burns and our program for eliminating them. A Safety Communication was released by the FDA on May 29, 2020. It is on the FDA's website at: https://www.fda.gov/MedicalDevices/Safety/AlertsandNotices/ucm608637.htm. The Safety Communication states that, "In addition to serving as an ignition source, monopolar energy use can directly result in unintended patient burns from capacitive coupling and intra-operative insulation failure. If a monopolar electrosurgical units (ESU) is used: Do not activate when near or in contact with other instruments.”

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

Employees

As of March 31, 2023, we employed 31 full-time and 2 part-time individuals, of which 4 full-time and 2 part-time are engaged directly in research, development and regulatory activities, 14 full-time in manufacturing/operations, 7 full-time in marketing and sales, and 6 full-time time in administrative positions. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

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

Among the factors that could cause future results and financial condition to be materially different from expectations are:

Covid-19. We are monitoring the ongoing outbreak of Covid-19, and the related mandated precautions to mitigate the spread of the disease, including various business restrictions and its impact on operations, financial position, cash flow, inventory, supply chains, purchasing trends, customer payments, the industry in general and its impact on our employees. The impact of the disease and related public health measures is highly uncertain, cannot be predicted, and will dependent upon future developments. During the 2023 and 2022 fiscal years, our operations were still significantly negatively impacted by Covid-19. This reduction was primarily due to a significant reduction in elective surgical procedures due to Covid-19, which reduced demand for our products.

Our products may not be accepted by the market. The success of our products and our financial condition depends on the acceptance of AEM products by the medical community in commercially viable quantities during fiscal year 2023 and beyond. We cannot predict how quickly or how broadly AEM products will be accepted by the medical community. We need to continually educate the marketplace about the potential hazards involved in the use of conventional electrosurgical products during MIS procedures and the expected benefits associated with the use of AEM products. If we are unsuccessful in educating the marketplace about our technology and the hazards of conventional instruments, we will not create sufficient demand by hospitals and surgeons for AEM products and our financial condition, results of operations and cash flows could be adversely affected.

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

We may need additional funding to support our operations. We were formed in 1991 and have incurred losses of approximately $22 million since that date. We have primarily financed research, development and operational activities with issuances of our common stock and warrants, the exercise of stock options to purchase our common stock, loans, and, in some years, by operating profits. For the fiscal year ended March 31, 2023, our cash used in operations was $861,000. At March 31, 2023, we had cash and equivalents of $182,000. If we are unable to maintain cash flows sufficient to support ongoing operations, we will need to seek additional financing. There is no assurance that we will be able to raise additional capital on acceptable terms or at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders could be diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds through debt financing, which may involve restrictive covenants, our ability to operate our business may be restricted. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, our business, results of operations and financial condition could be materially and adversely affected.

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

Our common stock is thinly traded, the prices at which it trades are volatile and the buying or selling actions of a few shareholders may adversely affect our stock price. As of May 31, 2023, we had a public float, which is defined as shares outstanding minus shares held by our officers, directors, or beneficial holders, of greater than 10% of our outstanding common stock, of 7,311,381 shares, or 62% of our outstanding common stock. The average number of shares traded in any given day over the past year has been relatively small compared to the public float. Thus, the actions of a few shareholders either buying or selling shares of our common stock may adversely affect the price of the shares. Historically, thinly-traded securities such as our common stock have experienced extreme price and volume fluctuations that do not necessarily relate to operating performance.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

During our fiscal years 2023 and 2022, our common stock has been quoted on the Pink tier, operated by the OTC Markets Group, Inc. The ticker symbol “ECIA” has been assigned to our common stock for over-the-counter quotations.

We have never paid cash dividends on our common stock and have no present plans to do so. We presently intend to retain any cash generated from operations in the future for use in our business. As of March 31, 2023, there were approximately 68 holders of record of our common stock.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the period covered by this Annual Report.

Item 6. [Reserved]

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

Outlook

Installed Base of AEM Monitoring Equipment. We believe that we are gaining more awareness in medico-legal circles and publications and from presentations at medical meetings. We believe that improvement in the quality of sales representatives carrying our AEM products line, along with increased marketing efforts and the introduction of new products, may provide the basis for increased sales and continuing profitable operations. However, these measures, or any others that we may adopt, may not result in either increased sales or continuing profitable operations.

Possibility of Operating Losses. We have an accumulated deficit of $21,853,264 at March 31, 2023. We have made significant strides toward improving our operating results. However, due to the ongoing need to develop new products, the need to develop, optimize and train our sales distribution network and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss in future periods.

Sales Growth. We expect to generate increased sales in the U.S. from sales to new hospital customers and to grow AEM instrumentation sales to existing accounts. In fiscal year 2024, we will focus on growing our AEM franchise through a campaign focused on the clinical, economic and safety benefits of AEM technology, a medico-legal initiative and our new AEM products. In addition, prior years’ efforts in vertical integration have given us three core competencies – electrosurgery, instrument design, and manufacturing – which we expect will allow us to increase sales from our strategic partnership initiatives. Our goal is to offer our customers an AEM disposable counterpart for each AEM reusable instrument.

Gross Margin. We believe that if our fiscal year 2024 revenues increase, then our fiscal year 2024 gross profit and gross margin, as a percentage of revenue, will increase due to a higher gross margin on product revenue as a result of an increase in product produced.

Sales and Marketing Expenses. We continue our efforts to expand domestic and international distribution capability, and we believe that sales and marketing expenses will need to be maintained at a healthy level in order to expand our market visibility and optimize the field sales capability of converting new hospital customers to AEM technology. Sales and marketing expenses are expected to increase as we increase our marketing efforts to support our direct sales representatives. In fiscal year 2024, we expect to have six direct sales managers. Each direct sales manager also manages a separate territory.

Manufacturing. We believe that we will be able to achieve cost reductions, and provide better control over quality and consistency, by producing products on our own. We manufacture our own disposable scissor inserts and are exploring other products that we may manufacture internally.

Research and Development Expenses. Research and development expenses are expected to increase to support expansion to our AEM product line, which will further expand the instrument options for the surgeon. New refinements to AEM product lines are planned for introduction in fiscal year 2024.

Results of Operations

Net Product revenue. Net product revenue for the fiscal year ended March 31, 2023 (“FY 23”) was $6,885,158, and for the fiscal year ended March 31, 2022 (“FY 22”), net revenue was $6,914,678, or no percentage change. Product revenue for the fiscal year ended March 31, 2023 decreased primarily as a result of the decrease in non-essential surgical procedures performed during this period due to the COVID-19 pandemic.

Net Service revenue. Net service revenue for FY 23 was $463,356, and for FY 22 net service revenue was $753,958. Net service revenue was for engineering services performed under a Master Services Agreement with Auris Health, Inc. (“Auris Health”). Auris Health is a part of the Johnson & Johnson family of companies. Under the agreement, we collaborated on the integration of AEM technology into monopolar instrumentation produced by Auris Health for advanced surgical applications. On August 23, 2021, we entered into a Supply Agreement with Auris Health, Inc. On May 5, 2022, the parties mutually agreed to terminate all of our agreements.

Gross profit. Gross profit in FY 23 was $4,032,533, which represented an increase of $244,115, or 6%, from gross profit in FY 22 of $3,788,418. Gross profit margin was 52% of net product revenue for FY 22 and 49% of net product revenue for FY 21. Gross profit increased in FY 23 from FY 22 due principally to higher selling prices and high margin service revenue. Our product revenue from GPOs in FY 22 was approximately 79% of our total product revenue. In FY 23, we had increased product vendor costs that were not allowed to be passed on to our GPO customers for most of the fiscal year and resulted in a compressed gross profit margin.

Sales and marketing expenses. Sales and marketing expenses were $2,032,415 in FY 23, a decrease of $51,695, or 2%, from $2,084,110 in FY 22. The decrease was the result of decreased advertising.

General and administrative expenses. General and administrative expenses were $1,486,796 in FY 23, an increase of $105,709, or 8%, from $1,381,087 in FY 22. The increase was the result of decreased allocations.

Research and development expenses. Research and development expenses were $816,119 in FY 23, a decrease of $102,036 or 11%, from $918,155 in FY 22. The decrease was the result of decreased patent costs and test materials.

Other (expense), net. Other (expense), net of $21,148 for FY 23 was primarily for interest expense of $19,529.

Net (loss). Net (loss) in FY 23 of $323,945 represented a loss increase of $258,351 compared to FY 22 net loss of $65,594. The net loss increase was principally the result of extinguishment of debt income of $533,118 in FY 22.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock, loans and, in some years, by operating profits. To date, common stock and additional paid in capital totaled $24,348,075 from our inception through March 31, 2023. Our operations used $861,485 and $444,432 of cash in FY 23 and FY 22, respectively, on net revenue of $7,348,514 and $7,668,636 in FY 23 and FY 22, respectively. Working capital was $1,993,777 at March 31, 2023 compared to $2,325,331 at March 31, 2022. The decrease in working capital was primarily caused by the FY 23 net loss. Current liabilities were $1,130,826 at March 31, 2023 compared to $1,276,391 at March 31, 2022.

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

We believe that the unique performance of AEM technology and our breadth of independent endorsements provide an opportunity for market share growth. We believe that the market awareness of AEM technology and its endorsements is continually improving and that this will benefit revenue efforts in FY 24. We believe that we enter FY 24 having achieved improvements in the clinical credibility of our technology. Our FY 24 operating plan is focused on growing revenue, increasing gross profits, increasing research and development costs while increasing profits and positive cash flows. We cannot predict with certainty the expected revenue, gross profit, net income or loss and usage of cash, cash equivalents and restricted cash for FY 24. We believe that cash resources and borrowing capacity will be sufficient to fund our operations for at least the next twelve months under our current operating plan. If we are unable to manage business operations in line with our budget expectations, it could have a material adverse effect on business viability, financial position, results of operations and cash flows. Further, if we are not successful in sustaining profitability and remaining at least cash flow break-even, additional capital may be required to maintain ongoing operations.

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

Income Taxes

As of March 31, 2023, net operating loss carryforwards totaling approximately $7.3 million were available to reduce taxable income in the future. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in fiscal year 2023. We have not paid income taxes since our inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including changes in our ownership. We have established a valuation allowance for the entire amount of our deferred tax asset since inception due to our history of losses. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed.

Off-Balance Sheet Financing Arrangements

We do not utilize variable interest entities or other off-balance sheet financial arrangements.

Contractual Obligations

Effective November 9, 2017, we extended our noncancelable lease agreement through July 31, 2024, and further extended it through October 31, 2024, for our facilities at 6797 Winchester Circle, Boulder, Colorado. Lease expense was $329,255 for the fiscal year ended March 31, 2023 and $357,644 for the fiscal year ended March 31, 2022. The minimum future lease payment, by fiscal year, as of March 31, 2023 is as follows:

Fiscal Year	Amount
2024	386,667
2025	232,139
Total	$618,806

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

The minimum future EIDL payment, by fiscal year, as of March 31, 2023 is as follows:

Fiscal Year	Amount
2024	3,091
2025	3,208
2026	3,331
2027	3,457
Thereafter	148,744
Total	$161,831

During January 2022, we entered into a note agreement with U.S. Bank for $92,000. The note is for five years at a 5% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment.

The minimum future U.S. Bank payment, by fiscal year, as of March 31, 2023 is as follows:

Fiscal Year	Amount
2024	18,400
2025	18,400
2026	16,867
Total	$53,667

During September 2022, we entered into a note agreement with U.S. Bank for $115,004. The note is for five years at a 6% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment.

The minimum future principal U.S. Bank payment, by fiscal year, as of December 31, 2022 is as follows:

Fiscal Year	Amount
2024	23,000
2025	23,000
2026	23,000
Thereafter	36,090
Total	$105,090

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease obligations	$618,806	$386,667	$232,139	$—	$—
EIDL note	161,831	3,091	6,539	6,788	145,413
U.S. Bank note	53,667	18,400	35,267	—	—
U.S. Bank note	105,090	23,000	46,000	36,090	—
Totals	$939,394	$431,158	$319,945	$42,878	$145,413

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

Item 8. Financial Statements and Supplementary Data

The following financial statements are included in this Report:

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Encision Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Encision Inc. (the “Company”) as of March 31, 2023, and the related consolidated statement of operations, statements of stockholders’ deficit, and cash flows for each of the year then ended, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023, and the results of its operations and its cash flows for each of the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Gries & Associates, LLC

We have served as the Company’s auditor since 2021.

PCAOB ID: 6778

Denver, CO

June 28, 2023

Encision Inc.

Balance Sheets

	March 31, 2023	March 31, 2022
ASSETS
Current assets:
Cash	$188,966	$949,645
Accounts receivable	920,721	947,623
Inventories, net of reserve for obsolescence of $51,000 at March 31, 2023 and $36,000 at March 31, 2022	1,899,202	1,584,321
Prepaid expenses and other assets	115,714	120,133
Total current assets	3,124,603	3,601,722
Equipment:
Furniture, fixtures and equipment, at cost	2,615,676	2,468,949
Accumulated depreciation	(2,312,400)	(2,279,652)
Equipment, net	303,276	189,297
Right of use asset	496,004	786,407
Patents, net of accumulated amortization of $306,946 at March 31, 2023 and $282,081 at March 31, 2022	163,133	180,719
Other assets	46,953	34,240
TOTAL ASSETS	$4,133,969	$4,792,385
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$252,957	$576,381
Line of credit	177,402	—
Secured notes	44,491	21,491
Accrued compensation	217,724	190,853
Other accrued liabilities	84,578	125,179
Accrued lease liability	353,674	362,487
Total current liabilities	1,130,826	1,276,391
Long-term liability:
Secured notes	268,512	205,809
Accrued lease liability	239,820	564,321
Total liabilities	1,639,158	2,046,521
Commitments and contingencies (Note 4)
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 11,769,543 issued and outstanding at March 31, 2023 and 11,719,543 at March 31, 2022	24,348,075	24,275,183
Accumulated (deficit)	(21,853,264)	(21,529,319)
Total shareholders’ equity	2,494,811	2,745,864
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,133,969	$4,792,385

The accompanying notes to financial statements are an integral part of these statements.

Encision Inc.

Statements of Operations

Years Ended	March 31, 2023	March 31, 2022
NET REVENUE:
Product	$6,885,158	$6,914,678
Service	463,356	753,958
Total revenue	7,348,514	7,668,636

COST OF REVENUE:
Product	3,313,620	3,509,158
Service	2,361	371,060
Total cost of revenue	3,315,981	3,880,218
GROSS PROFIT	4,032,533	3,788,418
OPERATING EXPENSES:
Sales and marketing	2,032,415	2,084,110
General and administrative	1,486,796	1,381,087
Research and development	816,119	918,155
Total operating expenses	4,335,330	4,383,352
OPERATING (LOSS)	(302,797)	(594,934)
OTHER INCOME (EXPENSE):
Interest expense, net	(19,529)	(7,224)
Extinguishment of debt income	—	533,118
Other income, (expense) net	(1,619)	3,446
Interest expense, extinguishment of debt income and other income, expense, net	(21,148)	529,340
(LOSS) BEFORE PROVISION FOR INCOME TAXES	(323,945)	(65,594)
Provision for income taxes	—	—
NET LOSS)	$(323,945)	$(65,594)
Net (loss) per share—basic and diluted	$(0.03)	$(0.01)
Weighted average shares—basic	11,762,995	11,625,118
Weighted average shares—diluted	11,762,995	11,625,118

The accompanying notes to financial statements are an integral part of these statements.

Encision Inc.

Statements of Shareholders’ Equity

				s
	Shares of Common Stock	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
BALANCES AT MARCH 31, 2021	11,582,641	$24,265,831	$(21,463,725)	$2,802,106
Net loss	—	—	(65,594)	(65,594)
Compensation expense related to equities	—	40,853	—	40,863
Options exercised	136,902	(31,501)		(31,511)
BALANCES AT MARCH 31, 2022	11,719,543	$24,275,183	$(21,529,319)	$2,745,864
Net loss	—	—	(323,945)	(323,945)
Compensation expense related to equities	—	51,892	—	51,892
Options exercised	50,000	21,000		21,000
BALANCES AT MARCH 31, 2023	11,769,543	$24,348,075	$(21,853,264)	$2,494,811

The accompanying notes to financial statements are an integral part of these statements.

Encision Inc.

Statements of Cash Flows

Years Ended	March 31, 2023	March 31, 2022
Cash flows (used in) operating activities:
Net (loss)	$(323,945)	$(65,594)
Adjustments to reconcile net (loss) income to net cash (used in) operating activities:
Extinguishment of debt income	—	(533,118)
Write-off of tooling	—	31,000
Depreciation and amortization	86,906	113,470
Stock-based compensation expense related to stock options	51,892	40,853
(Recovery from) doubtful accounts, net change	—	(35,000)
Provision for (recovery from) for inventory obsolescence, net change	15,000	(34,000)
Other income from release of account payable	—	—
Change in operating assets and liabilities:
Right of use asset, net	(42,912)	(28,414)
Accounts receivable	26,902	163,456
Inventories	(329,881)	(105,187)
Prepaid expenses and other assets	(8,294)	(31,435)
Accounts payable	(323,423)	187,293
Accrued compensation and other accrued liabilities	(13,730)	(147,756)
Net cash (used in) operating activities	(861,485)	(444,432)
Cash flows (used in) investing activities:
Acquisition of property and equipment	(173,269)	(17,550)
Patent costs	(10,030)	(17,851)
Net cash (used in) investing activities	(183,299)	(35,401)
Cash flows provided by (used in) financing activities:
Borrowings from credit facility, net change	239,752	—
Borrowings from (paydown of) secured notes	23,353	(13,360)
Net proceeds (payments) from exercise of stock options	21,000	(31,501)
Net cash provided by (used in) financing activities	284,105	(44,861)
Net (decrease) in cash	(760,679)	(524,694)
Cash, beginning of fiscal year	949,645	1,474,339
Cash, end of fiscal year	$188,966	$949,645

Supplemental disclosure of non-cash investing activity information:
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$19,529	$7,224

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

We have an accumulated deficit of $21,853,264 at March 31, 2023. Operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock, loans, and by operating profits. Our liquidity has diminished because of prior years’ operating losses, and we may be required to seek additional capital in the future.

Our strategic marketing and sales plan is designed to expand the use of our products in surgically active hospitals in the United States.

In February 2023, we signed a Proof of Concept Services Agreement with Vicarious Surgical Inc. (“Vicarious”). The Vicarious robot design intends to maximize visualization, precision, and control of instruments in robotic-assisted minimally invasive surgery.

In February 2023, we signed a Supplier Agreement (“Agreement”) with Human Xtensions (“Human X”). Under the Agreement, we will perform manufacturing services, which includes procuring materials, manufacturing, assembling, and testing products pursuant to detailed written specifications for Human X. Human X develops unmediated surgical systems that combine the capacity of robotics with the benefits of handheld tools and ergonomic bed mounts.

We had (net loss) available to shareholders of $(323,945) and $(65,594) for the fiscal years ended March 31, 2023 and 2022, respectively. At March 31, 2023, we had $188,966 in cash available to fund future operations, and outstanding borrowings of $227,300. In February 2021, we entered into an unsecured promissory note under the PPP for a principal amount of $533,118. The PPP was established under the congressionally approved CARES Act. The term of the PPP loan is for two years with an interest rate of 1.0% per year, which will be deferred for the first six months of the term of the loan. After the initial six-month deferral period, the loan requires monthly payments of principal and interest until maturity with respect to any portion of the PPP loan which is not forgiven. Under the terms of the CARES Act, a PPP loan recipient may apply for, and be granted, forgiveness for all or a portion of loans granted under the PPP. During the quarter ended September 30, 2021 we achieved the requirements for forgiveness of the loan and recognized extinguishment of debt income. We increased our pricing on products to mitigate somewhat our higher material costs. We have a new line of credit for up to $1 million, restricted by eligible receivables. Management concludes that it is probable that our cash resources and line of credit will be sufficient to meet our cash requirements for twelve months from the issuance of the financial statements

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern.

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

Concentration of Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents, and accounts receivable. The carrying value of all financial instruments approximates fair value. The amount of cash on deposit with financial institutions occasionally exceeds the $250,000 federally insured limit at March 31, 2023. However, we believe that cash on deposit that exceeds $250,000 in the financial institutions is financially sound and the risk of loss is minimal.

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

The net accounts receivable balance at March 31, 2023 of $947,623 included no more than 8% from any one customer. The net accounts receivable balance at March 31, 2022 of $1,024,370 included no more than 14% from any one customer.

Warranty Accrual. We provide for the estimated cost of product warranties at the time sales are recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is based upon historical experience and is also affected by product failure rates and material usage incurred in correcting a product failure. Should actual product failure rates or material usage costs differ from our estimates, revisions to the estimated warranty liability would be required. There was no warranty accrual at March 31, 2023.

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

At March 31, 2023 and 2022, inventory consisted of the following:

	March 31, 2023	March 31, 2022
Raw materials	$1,456,473	$1,083,387
Finished goods	493,729	536,934
Total gross inventories	1,950,202	1,620,321
Less reserve for obsolescence	(51,000)	(36,000)
Total net inventories	$1,899,202	$1,584,321

A summary of the activity in our inventory reserve for obsolescence is as follows:

Years Ended	March 31, 2023	March 31, 2022
Balance, beginning of year	$36,000	$70,000
Provision for estimated obsolescence	49,917	17,578
Write-off of obsolete inventory	(34,917)	(51,578)
Balance, end of year	$51,000	$36,000

Property and Equipment. Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally three to seven years. We use the straight-line method of depreciation for property and equipment. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized. Depreciation expense for the years ended March 31, 2023 and 2022 was $59,290 and $62,970, respectively.

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

Patents. The costs of applying for patents are capitalized and amortized on a straight-line basis over the lesser of the patent’s economic or legal life (20 years from the date of application in the United States). Capitalized costs are expensed if patents are not issued. We review the carrying value of our patents periodically to determine whether the patents have continuing value and such reviews could result in the conclusion that the recorded amounts have been impaired. A summary of our patents at March 31, 2023 and 2022 is as follows:

	March 31, 2023	March 31, 2022
Patents issued	$432,345	$496,901
Write off of obsolete patents	(2,500)	(86,239)

Accumulated amortization	(292,066)	(265,762)
Patents issued, net of accumulated amortization	137,779	144,900
Patent applications	37,733	52,138
Accumulated amortization	(12,380)	(16,319)
Patent applications, net of accumulated amortization	25,353	35,819
Total net patents and patent applications	$163,132	$180,719

The expected annual amortization expense related to patents and patent applications as of March 31, 2023, for the next five fiscal years, is as follows:

Fiscal Year	Amount
2024	$24,152
2025	22,293
2026	18,558
2027	20,985
Thereafter	77,144
Total	$163,132

Other Accrued Liabilities. At March 31, 2023 and 2022, other accrued liabilities consisted of the following:

	March 31, 2023	March 31, 2022
Sales commissions	$34,668	29,157
Sales and use tax	12,769	13,967
Marketing fees	13,788	15,735
Payroll taxes, payroll	16,883	53,998
Miscellaneous	6,470	12,322
Total other accrued liabilities	$84,578	$125,179

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

Advertising Costs. We expense advertising costs as incurred. Advertising expense for the years ended March 31, 2023 and 2022 was minimal.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our statements of operations for fiscal years 2023 and 2022 included compensation expense for share-based payment awards granted prior to, but not yet vested as of March 31, 2023, based on the grant date fair value. Compensation expense for all share-based payment is recognized using the straight-line, single-option method. As stock-based compensation expense recognized in the accompanying statements of operations for fiscal years 2023 and 2022 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Stock-based compensation expense recognized under ASC 718 for fiscal years 2023 and 2022 was $51,892 and $40,853, respectively, which consisted of stock-based compensation expense related to director and employee stock options.

Stock-based compensation expense related to director and employee stock options under ASC 718 for fiscal years 2022 and 2021 was allocated as follows:

Years Ended	March 31, 2023	March 31, 2022
Cost of sales	$631	$619
Sales and marketing	7,009	6,067
General and administrative	39,630	30,955
Research and development	4,622	3,212
Stock-based compensation expense	$51,892	$40,853

Segment Reporting. We have concluded that we have two operating segments, product and service. Product designs, develops, manufactures and markets patented surgical instruments. Service performs electrical engineering activities for external entities.

	Year Ended March 31, 2023			Year Ended March 31, 2022
	Product	Service	Total	Product	Service	Total
Net revenue	$6,885,158	$463,356	$7,348,514	$6,914,678	$753,958	$7,668,636
Cost of revenue	3,313,620	2,361	3,315,981	3,509,158	371,060	3,880,218
Gross profit	3,571,538	460,995	4,032,533	3,405,520	382,898	3,788,418
Operating income (loss)	(763,792)	460,995	(302,797)	(977,832)	382,898	(594,934)
Depreciation and amortization	86,906	—	86,906	113,470	—	113,470
Capital expenditures	173,269	—	173,269	17,550	—	17,550
Equipment and patents, net	$466,409	$—	$466,409	$370,016	$—	$370,016

Basic and Diluted Income per Common Share. Net income per share is calculated in accordance with ASC Topic 260, "Earnings Per Share" ("ASC 260"). Under the provisions of ASC 260, basic net income per common share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing the net income for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. Because we had a loss in fiscal years 2023 and 2022, the shares used in the calculation of dilutive potential common shares exclude options to purchase shares.

The following table presents the calculation of basic and diluted net income (loss) per share:

Years Ended	March 31, 2023	March 31, 2022
Net income (loss)	$(323,945)	$(65,594)
Weighted-average shares — basic	11,762,995	11,625,118
Effect of dilutive potential common shares	—	—
Weighted-average shares — basic and diluted	11,762,995	11,625,118
Net loss per share — basic and diluted	$(0.03)	$(0.01)
Antidilutive equity units	1,049,000	1,061,000

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

Under ASC 718, the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of financial information in accordance with ASC 718. The use of a Black-Scholes model requires the use of actual employee exercise behavior data and the use of a number of assumptions including expected volatility, risk-free interest rate and expected dividends. Employee stock options for 155,000 and 270,000 shares of stock were granted during fiscal years 2023 and 2022, respectively.

As of March 31, 2023, $194,000 of total unrecognized compensation costs related to nonvested stock is expected to be recognized over a period of five years. The assumptions for employee stock options are summarized as follows:

Years Ended	March 31, 2023	March 31, 2022
Risk-free interest rate	3.05% to 4.29%	0.8% to 1.05%
Expected life (in years)	5.0	5.0
Expected volatility	87% to 95%	69% to 76%
Expected dividend	0%	0%

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

The total fair value of options granted was computed to be approximately $56,600 and $213,000, for the fiscal years ended March 31, 2023 and 2022, respectively. For disclosure purposes, these amounts are amortized ratably over the vesting periods of the options. Effects of stock-based compensation, net of the effect of forfeitures, totaled $51,892 and $40,853 for fiscal years 2023 and 2022, respectively.

The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the use of assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options. A summary of our stock option activity and related information for equity compensation plans approved by security holders for each of the fiscal years ended March 31, 2023 and 2022 is as follows:

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT MARCH 31, 2021	792,000	$0.40
Granted	270,000	1.36
Exercised	(136,902)	0.32
Forfeited/expired	(108,098)	0.27
Reclassified	244,000	0.52
BALANCE AT MARCH 31, 2022	1,061,000	$0.65
Granted	155,000	0.51
Exercised	(50,000)	0.42
Forfeited/expired	(117,000)	0.47
BALANCE AT MARCH 31, 2023	1,049,000	$0.66

The following table summarizes information about employee stock options outstanding and exercisable at March 31, 2023:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$0.32 - $0.35	320,000	0.4	$0.34	264,634	$0.34
$0.38 - $0.50	421,000	0.8	$0.42	225,352	$0.42
$0.54 - $1.40	446,000	4.3	$1.03	104,929	$1.22
	1,049,000	2.0	$0.66	594,915	$0.53

The 1,049,000 options outstanding as of March 31, 2023 are nonqualified stock options. The exercise price of all options granted through March 31, 2023 has been equal to or greater than the fair market value, as determined by our Board of Directors or based upon publicly quoted market values of our common stock on the date of the grant.

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

Our operating lease includes the use of real property. We have not identified any material finance leases as of March 31, 2023.

For the years ended March 31, 2023 and 2022, we had $329,255 and $357,644, respectively, for lease expense.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of March 31, 2023:

Fiscal Year	Amount
2024	386,667
2025	232,139
Total operating lease payments	618,806
Less imputed interest	(25,313)
Total operating lease liabilities	$593,493
Weighted-average remaining lease term	1.5 years
Weighted-average discount rate	5.0%

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

The minimum future EIDL payment, by fiscal year, as of March 31, 2023 is as follows:

Fiscal Year	Amount
2024	3,091
2025	3,208
2026	3,331
2027	3,457
Thereafter	148,744
Total	$161,831

The minimum future U.S. Bank payment, by fiscal year, as of March 31, 2023 is as follows:

Fiscal Year	Amount
2024	18,400
2025	18,400
2026	16,867
Total	$53,667

During September 2022, we entered into a note agreement with U.S. Bank for $115,004. The note is for five years at a 6% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment.

The minimum future principal U.S. Bank payment, by fiscal year, as of December 31, 2022 is as follows:

Fiscal Year	Amount
2024	23,000
2025	23,000
2026	23,000
Thereafter	36,090
Total	$105,090

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine our and their compliance with these regulations. As of March 31, 2023, we believe we were in substantial compliance with all known regulations. FDA inspections are conducted periodically at the discretion of the FDA. We were last inspected in October 2019.

Our obligation with respect to employee severance benefits is minimized by the “at will” nature of the employee relationships. Our total obligation with respect to contingent severance benefit obligations was none as of March 31, 2023 and 2022.

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

Income tax provision (benefit) for income taxes is summarized below:

Years Ended	March 31, 2023	March 31, 2022
Current:
Federal	$—	$—
State	—	—
Total current	—	—

Deferred:
Federal	(12,000)	(52,000)
State	(1,000)	(10,000)
Total deferred	(13,000)	(62,000)
Valuation allowance	13,000	62,000

Total	$—	$—

The following is a reconciliation between the effective rate and the federal statutory rate:

Years Ended	March 31, 2023	March 31, 2022
Expected income tax rate	$(68,000)	$(14,000)
State income taxes, net of federal tax benefit	(13,000)	(3,000)
PPP forgiveness	—	(133,000)
Other permanent differences	12,000	10,000
Research credits	—	(9,000)
Change in valuation allowance	69,000	149,000
Income tax expense	$—	$—

The components of the net accumulated deferred income tax asset (liability) are as follows:

Years Ended	March 31, 2023	March 31, 2022
Other deferred assets	$42,000	$58,000
Valuation allowance	(42,000)	(58,000)
Current deferred tax assets	—	—

Credits and net operating loss carryforwards	1,829,000	2,303,000
Valuation allowance	(1,829,000)	(2,303,000)
Long-term deferred tax assets	—	—

Total deferred tax assets	—	—
Valuation allowance	—	—
Long-term deferred tax liabilities	—	—

Total deferred tax liabilities	—	—

Net deferred tax assets (liabilities)	$—	$—

The primary components of our deferred tax assets are described below:

Years Ended	March 31, 2023	March 31, 2022
Differences in reporting long-term assets	$42,000	$58,000
Credits and net operating loss carryforwards	1,829,000	2,303,000
Less valuation allowance	(1,871,000)	(2,361,000)
Total deferred tax assets	$—	$—

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

As of March 31, 2023, we had approximately $7.3 million of net operating loss carryovers for tax purposes. Additionally, we have approximately $376,000 of research and development tax credits available to offset future federal income taxes. The net operating loss and credit carryovers begin to expire in the fiscal year ended March 31, 2024. In fiscal years ended after March 31, 2023, net operating losses expire at various dates through March 31, 2043. Our net operating loss carryovers at March 31, 2023 include $455,000 in income tax deductions related to stock options which will be tax effected and the benefit will be reflected as a credit to additional paid-in capital when realized. As such, these deductions are not reflected in our deferred tax assets. The Internal Revenue Code contains provisions, which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests.

6.  Major Customers/Suppliers

We depend on sales that are generated from hospitals’ ongoing usage of AEM surgical instruments. In fiscal year 2023, we generated sales from over 300 hospitals that have changed to AEM products. Three vendors accounted for approximately 47% of our inventory purchases.

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

8.  Related Party Transaction

We paid consulting fees of $55,715 and $71,908 to an entity owned by one of our directors in fiscal years 2023 and 2022, respectively.

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of Disclosures Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2023.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2023. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.

Based upon our evaluation of internal controls, our CEO and PFAO determined that (i) we have a material weakness over our entity level control environment as of March 31, 2023 and (ii) our internal control over financial reporting was not effective as of March 31, 2023. Our preventive and review controls failed to detect errors related to the valuation of inventory and cutoff of service revenue.

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

The Company will design and implement additional procedures in fiscal 2024 and 2025 in order to assure that audit/accounting personnel are more involved with the Company’s inventory activities and service revenue to monitor and earlier identify accounting issues that may be raised by the Company’s ongoing activities.

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

Changes In Internal Control Over Financial Reporting

Other than the applicable remediation efforts described above, there were no significant changes in our internal control over financial reporting during the twelve months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9 B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2021 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2023.

Item 11. Executive Compensation.

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2021 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2021 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2023.

The following table summarizes certain information regarding our equity compensation plan as of March 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding equity units	Weighted-average exercise price of equity units	Number of securities remaining available for future issuance under equity units plan
Equity compensation plans approved by security holders	1,049,000	$0.66	51,000

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2022 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2023.

Item 14. Principal Accounting Fees and Services.

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2022 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2023.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(b) Exhibits - The following exhibits are attached to this report on Form 10-K or are incorporated herein by reference:

3.1	Articles of Incorporation of the Company, as amended. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).
3.2	Bylaws of the Company. (Incorporated by reference from Current Report on Form 8-K filed on October 30, 2007).
3.3	First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 31, 2017).
4.1	Form of certificate for shares of Common Stock. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).
4.2	Description of Capital Stock. (Incorporated by reference from Annual Report on Form 10-K filed on June 14, 2019)
10.1	Lease Agreement dated June 3, 2004 between Encision Inc. and DaPuzzo Investment Group, LLC (Incorporated by reference from Quarterly Report on Form 10-Q filed on August 12, 2004).

10.2	Encision Inc. 2007 Stock Option Plan (Incorporated by reference from Proxy Statement dated June 30, 2007). †
10.3	Encision Inc. First Amended and Restated 2014 Stock Option Plan (Incorporated by reference from Proxy Statement dated July 6, 2020). †
10.4	Employment Agreement, dated December 17, 2013, between Encision Inc. and Gregory J. Trudel (Incorporated by reference from Current Report on Form 8-K filed on December 23, 2013). †
10.5	Employment Agreement, dated November 14, 2016, between Encision Inc. and Gregory J. Trudel (Incorporated by reference to Exhibit 10-1 to our Current Report on Form 8-K filed on November 18, 2016). †
10.6	Fifth Amendment to Office Building Lease dated November 9, 2017 (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed February 12, 2018).

10.7	PPP Promissory Note dated as of April 17, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 23, 2020).
10.8	Economic Injury Disaster Loan dated as of August 1, 2020 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 14, 2020).
10.9	US Bank Equipment Finance Note dated January 21, 2021 (incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K filed on June 23, 2021)
10.10	PPP Promissory Note dated as of February 8, 2021 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 12, 2021).
10.11	Supply Agreement dated August 23, 2021 between Auris Health, Inc. and Encision Inc. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 15, 2021).+
10.12	New Line of Credit and Security Agreement with Pathward, N.A. dated November 15, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 17, 2022)
23.1	Consent of Independent Registered Public Accounting Firm, Gries and Associates. **
31.1	Section 302 Certification of Principal Executive Officer **
31.2	Section 302 Certification of Principal Financial and Accounting Officer **
32.1	Section 906 Certifications **
101	Inline interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statements of Stockholders Equity, (iv) Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements **
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).**

†	Denotes management contract or compensatory plan or arrangement.
**	Filed herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 28, 2023

ENCISION INC.

By:	/s/ Mala Ray
Mala Ray Controller Principal Accounting Officer & Principal Financial Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Mala Ray	June 28, 2023
Mala Ray Controller Principal Accounting Officer & Principal Financial Officer

/s/ Patrick W. Pace	June 28, 2023
Patrick W. Pace Director

/s/ Robert H. Fries	June 28, 2023
Robert H. Fries Director

/s/ Vern D. Kornelsen	June 28, 2023
Vern D. Kornelsen Director

/s/ Gregory J. Trudel	June 28, 2023
Gregory J. Trudel President and CEO Principal Executive Officer Director

/s/ David W. Newton	June 28, 2023
David W. Newton Vice President - Technology Director