Form 10-K/A
period 2023-03-31
ENCISION INC
filed 2023-06-29
CIK 930775

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Form 10-K for the fiscal year ended March 31, 2023, filed on June 28, 2023 (the “Original Filing”), to include (as Exhibit 23.1) the consent of our independent registered public accounting firm, Gries and Associates.

Such consent was unintentionally omitted from the Original Filing.

For the convenience of the reader, this Amendment sets forth our Original Filing in its entirety, as amended by the inclusion of the required consent as Exhibit 23.1.

This Amendment has been signed as of a current date and all certifications of our Chief Executive Officer and Chief Financial Officer are given as of a current date.

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

Dated: June 29, 2023

ENCISION INC.

By:	/s/ Mala Ray
Mala Ray Controller Principal Accounting Officer & Principal Financial Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Mala Ray	June 29, 2023
Mala Ray Controller Principal Accounting Officer & Principal Financial Officer

/s/ Patrick W. Pace	June 29, 2023
Patrick W. Pace Director

/s/ Robert H. Fries	June 29, 2023
Robert H. Fries Director

/s/ Vern D. Kornelsen	June 29, 2023
Vern D. Kornelsen Director

/s/ Gregory J. Trudel	June 29, 2023
Gregory J. Trudel President and CEO Principal Executive Officer Director

/s/ David W. Newton	June 29, 2023
David W. Newton Vice President - Technology Director