Form 10-Q
period 2023-06-30
ENCISION INC
filed 2023-08-10
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 21549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock no par value (Class)	11,769,543 Shares (outstanding at July 31, 2023)

ENCISION INC.

FORM 10-Q

For the Three Months Ended June 30, 2023

PART I FINANCIAL INFORMATION

ITEM 1 - Condensed Interim Financial Statements

Encision Inc.

Condensed Balance Sheets

(Unaudited)

	June 30, 2023	March 31, 2023
ASSETS
Current assets:
Cash	$130,527	$188,966
Accounts receivable	912,617	920,721
Inventories, net of reserve for obsolescence of $60,000 at June 30, 2023 and $51,000 at March 31, 2023	1,866,791	1,899,202
Prepaid expenses	85,799	115,714
Total current assets	2,995,734	3,124,603
Equipment:
Furniture, fixtures and equipment, at cost	2,615,676	2,615,676
Accumulated depreciation	(2,328,177)	(2,312,400)
Equipment, net	287,499	303,276
Right of use asset	420,748	496,004
Patents, net of accumulated amortization of $313,419 at June 30, 2023 and $306,946 at March 31, 2023	157,159	163,133
Other assets	54,128	46,953
TOTAL ASSETS	$3,915,268	$4,133,969
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$277,099	$252,957
Line of credit	178,736	177,402
Secured notes	44,639	44,491
Accrued compensation	219,360	217,724
Other accrued liabilities	66,139	84,578
Accrued lease liability	332,195	353,674
Total current liabilities	1,118,168	1,130,826
Long-term liability:
Secured notes	255,563	268,512
Accrued lease liability	174,104	239,820
Total liabilities	1,547,835	1,639,158
Commitments and contingencies (Note 4)	—	—
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 11,769,543 issued and outstanding at June 30, 2023 and March 31, 2023	24,361,150	24,348,075
Accumulated (deficit)	(21,993,717)	(21,853,264)
Total shareholders’ equity	2,367,433	2,494,811
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,915,268	$4,133,969

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	June 30, 2023	June 30, 2022
NET REVENUE:
Product	$1,613,552	$1,696,029
Service	39,831	458,333
Total revenue	1,653,383	2,154,362

COST OF REVENUE:
Product	770,037	869,905
Service	20,621	—
Total cost of revenue	790,658	869,905
GROSS PROFIT	862,725	1,284,457
OPERATING EXPENSES:
Sales and marketing	433,436	502,967
General and administrative	388,757	344,119
Research and development	168,420	170,469
Total operating expenses	990,613	1,017,555
OPERATING (LOSS) INCOME	(127,888)	266,902
Interest expense, net	(14,232)	(2,363)
Other income (expense), net	1,667	61
Interest expense, extinguishment of debt income and other income (expense), net	(12,565)	(2,302)
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(140,453)	264,601
Provision for income taxes	—	—
NET (LOSS) INCOME	$(140,453)	$264,601
Net (loss) income per share—basic and diluted	$(0.01)	$0.02
Weighted average shares—basic	11,769,543	11,719,543
Weighted average shares—diluted	11,769,543	12,021,280

The accompanying notes to financial statements are an integral part of these condensed statements.

Encision Inc.

Condensed Statements of Cash Flows

(Unaudited)

Three Months Ended	June 30, 2023	June 30, 2022
Cash flows (used in) operating activities:
Net income (loss)	$(140,453)	$264,601
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation and amortization	22,250	20,087
Stock-based compensation expense related to stock options	13,074	12,361
Provision for (recovery from) inventory obsolescence, net change	9,000	(1,052)
Change in operating assets and liabilities:
Right of use asset, net	(11,939)	(8,312)
Accounts receivable	8,104	26,500
Inventories	23,411	(213,282)
Prepaid expenses and other assets	22,740	10,888
Accounts payable	24,143	(188,304)
Accrued compensation and other accrued liabilities	(16,803)	20,481
Net cash (used in) operating activities	(46,473)	(56,032)
Cash flows (used in) investing activities:
Acquisition of property and equipment	—	(57,463)
Patent costs	(499)	(4,866)
Net cash (used in) investing activities	(499)	(62,329)
Cash flows generated by financing activities:
(Paydown of) secured notes	(11,467)	(3,340)
Net cash generated by (used in) financing activities	(11,467)	(3,340)

Net (decrease) in cash	(58,439)	(121,701)
Cash, beginning of fiscal year	188,966	949,645
Cash, end of fiscal quarter	$130,527	$827,944

Supplemental disclosures of cash flow information:
Cash paid during the three months for interest	$14,232	$2,363

The accompanying notes to financial statements are an integral part of these condensed statements.

ENCISION INC.

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2023

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

We have an accumulated deficit of $21,993,717 at June 30, 2023. A significant portion of our operating funds have been provided by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock, loans, and (in some periods) by operating profits. Shareholders’ equity decreased by $127,378 since March 31, 2023 as a result of our net loss of $140,453 and share-based compensation of $13,075. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital.

Our strategic marketing and sales plan is designed to expand the use of our products in surgically active hospitals and surgery centers in the United States.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The condensed interim financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. The condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 filed on June 28, 2023.

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

We had net loss of $140,453 for the three months ended June 30, 2023. At June 30, 2023, we had cash of $130,527, current borrowings of $178,736 and borrowing capacity up to $1,000,000, as restricted by our eligible accounts receivable, under our line of credit. Working capital was $1,877,566, a decrease of $116,211 from March 31, 2023. We used $46,473 of cash in the fiscal three months ended June 30, 2023, primarily as a result of our net loss. The principal reason for our loss for the three months ended June 30, 2023 was reduced revenue and higher material costs. Management is developing plans to ensure that we have the working capital necessary to fund operations. We will increase our pricing on products to mitigate our higher material costs. Management concludes that it is probable that our cash resources and line of credit will be sufficient to meet our cash requirements for twelve months from the issuance of the condensed financial statements. Therefore, the accompanying condensed financial statements have been prepared assuming that we will continue as a going concern.

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

Concentration of Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and accounts receivable. From time to time, the amount of cash on deposit with financial institutions may exceed the $250,000 federally insured limit at June 30, 2023. We believe that our cash on deposit that exceeds $250,000 with financial institutions is financially sound and the risk of loss is minimal.

We have no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. We maintain the majority of our cash balances with one financial institution in the form of demand deposits.

Accounts receivable are typically unsecured and are derived from transactions with and from entities in the healthcare industry primarily located in the United States. Accordingly, we may be exposed to credit risk generally associated with the healthcare industry. The net accounts receivable balance at June 30, 2023 of $912,617 and at March 31, 2023 of $920,721 included no more than 8% from any one customer.

Inventories. Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At June 30, 2023 and March 31, 2023 inventory consisted of the following:

	June 30, 2023	March 31, 2023
Raw materials	$1,504,256	$1,456,473
Finished goods	422,535	493,729
Total gross inventories	1,926,791	1,950,202
Less reserve for obsolescence	(60,000)	(51,000)
Total net inventories	$1,866,791	$1,899,202

Property and Equipment. Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally five to seven years. Depreciation expense for the three months ended June 30, 2023 and 2022 was $15,776 and $12,091, respectively. We use the straight-line method of depreciation for property and equipment. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expense as incurred and major additions, replacements and improvements are capitalized.

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

Income Taxes. We account for income taxes under the provisions of FASB Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. ASC 740 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits, which, more likely than not based on current circumstances, are not expected to be realized. As a result, no provision for income tax is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. We are required to make many subjective assumptions and judgments regarding our income tax exposures. At June 30, 2023, we had no unrecognized tax benefits, which would affect the effective tax rate if recognized and had no accrued interest, or penalties related to uncertain tax positions.

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

Stock-based compensation expense recognized under ASC 718 for the three months ended June 30, 2023 and 2022 was $13,074 and $12,361, respectively, which consisted of stock-based compensation expense related to grants of employee stock options.

Segment Reporting. We have concluded that we have two operating segments, product and service. Product designs, develops, manufactures and markets patented surgical instruments. Service performs electrical engineering activities for external entities.

Information, by segment, for the three months ended June 30, 2023 and 2022 follows:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Product	Service	Total	Product	Service	Total
Net revenue	$1,613,552	$39,831	$1,653,383	$1,696,029	$458,333	$2,154,362
Cost of revenue	770,037	20,621	790,658	869,905	—	869,905
Gross profit	843,515	19,210	862,725	826,124	458,333	1,284,457
Operating income (loss)	(147,098)	19,210	(127,888)	(191,431)	458,333	266,902
Depreciation and amortization	22,250	—	22,250	20,087	—	20,087
Patent and capital expenditures	(499)	—	(499)	62,329	—	62,329
Equipment and patents, net	$444,658	$—	$444,658	$412,258	$—	$412,258

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended
	June 30, 2023	June 30, 2022
Net income (loss)	$(140,453)	$264,601
Weighted-average basic shares outstanding	11,769,543	11,719,543
Effect of dilutive securities	—	301,737
Weighted-average diluted shares	11,769,543	12,021,280
Basic net income (loss) per share	$(0.01)	$0.02
Diluted net income (loss) per share	$(0.01)	$0.02
Antidilutive employee stock options	1,049,000	756,263

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

The minimum future lease payment, by fiscal year, as of June 30, 2023 is as follows:

Fiscal Year	Amount
2024	$274,160
2025	232,139
Total	$506,299

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

The minimum future EIDL payment, by fiscal year, as of June 30, 2023 is as follows:

Fiscal Year	Amount
2024	$2,406
2025	3,331
2026	3,457
Thereafter	149,832
Total	$159,026

During January 2022, we entered into a note agreement with U.S. Bank for $92,000. The note is for five years at a 5% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment.

The minimum future principal U.S. Bank payment, by fiscal year, as of June 30, 2023 is as follows:

Fiscal Year	Amount
2024	$13,800
2025	18,400
2026	13,800
Total	$46,000

During September 2022, we entered into a note agreement with U.S. Bank for $115,004. The note is for five years at a 6% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment.

The minimum future principal U.S. Bank payment, by fiscal year, as of June 30, 2023 is as follows:

Fiscal Year	Amount
2024	$17,250
2025	23,000
2026	23,000
Thereafter	31,926
Total	$95,176

Aside from the operating lease, EIDL loan and U.S. Bank loans, we do not have any material contractual commitments requiring settlement in the future.

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine compliance with these regulations. We believe that we were in substantial compliance with all known regulations at June 30, 2023. FDA inspections are conducted periodically at the discretion of the FDA. Our latest inspection by the FDA occurred in October 2019.

Note 5. SHARE-BASED COMPENSATION

The provisions of ASC 718-10-55 requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and RSUs, based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options for the three months ended June 30, 2023 and 2022, which was allocated as follows:

	Three Months Ended
	June 30, 2023	June 30, 2022
Cost of sales	$—	$158
Sales and marketing	1,779	1,656
General and administrative	10,253	9,429
Research and development	1,042	1,118
Stock-based compensation expense	$13,074	$12,361

Share-based compensation cost for stock options is measured at the grant date, based on the fair value as calculated by the Black-Scholes-Merton ("BSM") option-pricing model. The BSM option-pricing model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk-free interest rate and expected dividends. There were no stock options granted, exercised or forfeited during the three months ended June 30, 2023 and 2022. As of June 30, 2023, approximately $181,000 of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over a period of five years.

Note 6. RELATED PARTY TRANSACTION

We paid consulting fees of $16,285 and $13,728 to an entity owned by one of our directors during the three months ended June 30, 2023 and 2022, respectively.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this section on Management’s Discussion and Analysis are not historical facts, including statements about our strategies and expectations with respect to new and existing products, market demand, acceptance of new and existing products, marketing efforts, technologies and opportunities, market and industry segment growth, and return on investments in products and markets. These statements are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward looking statements. All forward looking statements in this section on Management’s Discussion and Analysis are based on information available to us on the date of this document, and we assume no obligation to update such forward looking statements. Readers of this Form 10-Q are strongly encouraged to review the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended March 31, 2023.

General

Encision Inc., a medical device company based in Boulder, Colorado, has developed and markets innovative technology that provides unprecedented outcomes and patient safety in minimally-invasive surgery. Approximately one in every three surgeons may have a patient injury each year from preventable stray energy burns. We believe that our patented Active Electrode Monitoring (“AEM®”) AEM EndoShield™ Burn Protection System is changing the marketplace for electrosurgical devices and laparoscopic instruments by providing a solution to a well-documented hazard unique to laparoscopic surgery. The Center for Medicare and Medicaid Services has published its Hospital-Acquired Condition Reduction Program. The program has begun to levy as much as a 1% penalty on Medicare reimbursements to hospitals in the lower quadrant of performance for selected quality indicators, including accidental puncture and laceration (“APL”). Examples of APL include the use of a cautery device (electrosurgery) or scissors to dissect a tissue plane that errantly causes an injury to underlying bowels. A Safety Communication was released by the FDA on May 29, 2018 which is on the FDA's website at: https://www.fda.gov/MedicalDevices/Safety/AlertsandNotices/ucm608637.htm. The Safety Communication states that, "In addition to serving as an ignition source, monopolar energy use can directly result in unintended patient burns from capacitive coupling and intra-operative insulation failure. If a monopolar electrosurgical unit (“ESU”) is used: Do not activate when near or in contact with other instruments.”

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

When a hospital or surgery center changes to AEM technology, we receive recurring revenue from sales of replacement instruments. We believe that there is no directly competing technology to supplant AEM products. The replacement market of reusable and disposable AEM products in hospitals and surgery centers that use our AEM technology represented over 90% of our product revenue during the three months ended June 30, 2023. This revenue stream is expected to grow as the base of accounts using AEM technology expands. In addition, we intend to further develop disposable versions of more of our AEM products in order to meet market demands and expand our sales opportunities.

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

We have an accumulated deficit of $21,993,717 at June 30, 2023. A significant portion of our operating funds have been provided by issuances of our common stock and warrants and the exercise of stock options to purchase our common stock, loans, and (in some periods) by operating profits. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital.

During the three months ended June 30, 2023, we used $46,473 of cash in our operating activities and used $0 for investments in property and equipment. At June 30, 2023, we had $130,527 and at March 31, 2023 we had $188,966 in cash available to fund future operations, a decrease of $58,439 from March 31, 2023. The decrease to cash was principally the result of net loss. Our working capital was $1,877,566 at June 30, 2023 compared to $1,993,777 at March 31, 2023.

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

We believe that the unique performance of the AEM technology and our breadth of independent endorsements provide an opportunity for continued market share growth. In our view, market awareness and awareness of the clinical credibility of the AEM technology, as well as awareness of our endorsements, are improving, and we expect this awareness to benefit our sales efforts for the remainder of fiscal year 2024. Our objectives for the remainder of fiscal year 2024 are to optimize sales execution, to expand market awareness of the AEM technology and to maximize the number of additional hospital and surgery center accounts switching to AEM instruments while retaining existing customers. In addition, acceptance of AEM products depends on surgeons’ preference for our instruments, which depends on factors such as ergonomics, quality and ease of use in addition to the technological and safety advantages of AEM products. If surgeons prefer other instruments to our instruments, our business results will suffer.

On April 20, 2020, we entered into a Master Services Agreement (“MSA”) with Auris Health, Inc. (“Auris Health”), which is based in Redwood City, CA and a part of Johnson & Johnson Medical Devices Companies. The MSA (and the initial related Statement of Work thereunder) were effective as of March 3, 2020. Under the MSA, we and Auris Health collaborated on the development of equipment designed to enable the compatibility of our AEM technology with monopolar instruments produced by Auris Health. The MSA had a term of up to three years, but either party could terminate the MSA sooner upon 10 business days’ prior written notice. On August 23, 2022, we entered into a Supply Agreement with Auris Health, Inc. On May 5, 2022, the parties mutually agreed to terminate all of our agreements.

Possibility of Operating Losses: We have an accumulated deficit of $21,993,717 at June 30, 2023. A significant portion of our operating funds have been provided by issuances of our common stock and warrants and the exercise of stock options to purchase our common stock, loans, and (in some periods) by operating profits. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital. We have made strides toward improving our operating results but due to the ongoing need to develop, optimize and train our direct sales managers and the independent sales representative network, the need to support the development of refinements to our product line, and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to raise additional capital.

Revenue Growth: We expect to generate increased product revenue in the U.S. from sales to new customers and from expanded sales to existing customers as the medical device industry stabilizes and our network of direct and independent sales representatives becomes more efficient. We believe that the visibility and credibility of the independent clinical endorsements for AEM technology will contribute to new accounts and increased product revenue in fiscal year 2024. We also expect to increase market share through promotional programs of placing our AEM monitors at no charge into hospitals that commit to standardize with AEM instruments. However, all of these efforts to increase market share and grow product revenue will depend in part on our ability to expand the efficiency and effective coverage range of our direct and independent sales representatives, as well as maintain and in some cases, improve the quality of our product offerings. The omission or delay of elective surgeries would negatively impact the extent and timing of revenue growth. Service revenue represents design, development and product supply revenue from our agreements with strategic partners.

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

Results of Operations

For the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022.

Net Product revenue. Net product revenue for the quarter ended June 30, 2023 was $1,613,552 compared to $1,696,029 for the quarter ended June 30, 2022, a decrease of 5%. The decrease of net product revenue is attributable to decreased demand for our products and supply chain issues which resulted in lost business from hospitals that used AEM technology during the year.

Net Service revenue. Net service revenue for the quarter ended June 30, 2023 was $39,831 compared to $458,333 for the quarter ended June 30, 2022. Net service revenue for the quarter ended June 30, 2022 was for engineering services performed under a Master Services Agreement with Auris Health.

Gross profit. Gross profit for the quarter ended June 30, 2023 of $862,725 represented a decrease of 33% from gross profit of $1,284,457 for the quarter ended June 30, 2022. Gross profit decreased as a result of higher total revenue for the quarter ended June 30, 2022. Gross profit on product net revenue as a percentage of sales (gross margin) was 52% for the quarter ended June 30, 2023 and 49% for the quarter ended June 30, 2022. Gross profit on net revenue increased as a result of higher operating efficiencies.

Sales and marketing expenses. Sales and marketing expenses of $433,436 for the quarter ended June 30, 2023 represented a decrease of 14% from sales and marketing expenses of $502,967 for the quarter ended June 30, 2022. The decrease was the result of lower salaries and commissions.

General and administrative expenses. General and administrative expenses of $388,757 for the quarter ended June 30, 2023 represented an increase of 13% from general and administrative expenses of $344,119 for the quarter ended June 30, 2022. The increase was primarily the result of a reclassification of an employee from production to administration.

Research and development expenses. Research and development expenses of $168,420 for the quarter ended June 30, 2023 represented a decrease of 1% compared to $170,469 for the quarter ended June 30, 2022. The decrease was the result of a decrease to compensation that was primarily offset by an increase to test materials.

Net loss. Net loss was $140,453 for the quarter ended June 30, 2023 compared to net income of $264,601 for the quarter ended June 30, 2022. The net decrease was principally a result of higher service revenue for the quarter ended June 30, 2022.

The results of operations for the three months ended June 30, 2023 are not necessarily indicative of the results of operations for all or any part of the balance of the fiscal year.

Liquidity and Capital Resources

To date, a significant portion of our operating funds have been provided by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock, loans, and (in some periods) by operating profits. Common stock and additional paid in capital totaled $24,361,150 from inception through June 30, 2023.

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

Our operations used $46,473 of cash during the three months ended June 30, 2023 on net revenue of $1,653,383. The amounts of cash used by operations for the three months ended June 30, 2023 are not necessarily indicative of the expected amounts of cash to be generated from or used in operations in fiscal year 2024. At June 30, 2023, we had $130,527 in cash available to fund future operations and a line of credit for up to $1,000,000, restricted by eligible account receivables. Our working capital was $1,877,566 at June 30, 2023 compared to $1,993,777 at March 31, 2023. Current liabilities were $1,118,168 at June 30, 2023 compared to $1,130,826 at March 31, 2023. We have a noncancelable lease agreement for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease expires October 31, 2024.

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

The minimum future lease payment, by fiscal year, as of June 30, 2023 is as follows:

Fiscal Year	Amount
2024	$274,160
2025	232,139
Total	$506,299

The minimum future EIDL payment, by fiscal year, as of June 30, 2023 is as follows:

Fiscal Year	Amount
2024	$2,406
2025	3,331
2026	3,457
Thereafter	149,832
Total	$159,026

The minimum future principal U.S. Bank payment, by fiscal year, as of June 30, 2023 is as follows:

Fiscal Year	Amount
2024	$13,800
2025	18,400
2026	13,800
Total	$46,000

The minimum future principal U.S. Bank payment, by fiscal year, as of June 30, 2023 is as follows:

Fiscal Year	Amount
2024	$17,250
2025	23,000
2026	23,000
Thereafter	31,926
Total	$95,176

Aside from the operating lease, EIDL loan and U.S. Bank loans, we do not have any material contractual commitments requiring settlement in the future.

As of June 30, 2023, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$506,299	$332,195	$174,104	$—	$—
Line of credit	178,736	178,736	—	—	—
EIDL loans	159,026	3,239	5,645	6,788	143,354
U.S. Bank loan	46,000	18,400	27,600	—	—
U.S. Bank loan	95,176	23,000	46,000	26,176	—
Total	$985,237	$555,570	$253,349	$32,964	$143,354

Our fiscal year 2024 operating plan is focused on increasing new accounts, retaining existing customers, growing revenue, increasing gross profits and conserving cash. We are investing in research and development efforts to develop next generation versions of the AEM product line. We have invested in manufacturing property and equipment to manufacture disposable scissors inserts internally and to reduce our cost of product revenue. We cannot predict with certainty the expected revenue, gross profit, net income or loss and usage of cash for fiscal year 2024. If we are unable to manage our business operations in line with budget expectations, it could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

Income Taxes

As of March 31, 2023, net operating loss carryforwards totaling approximately $7.3 million are available to reduce taxable income in the future. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the fiscal year ending March 31, 2024. We have not paid income taxes since our inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including changes in ownership interests. We have established a valuation allowance for the entire amount of our deferred tax asset since inception due to our history of losses. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. If some or all of the valuation allowance were reversed, then, to the extent of the reversal, a tax benefit would be recognized which would result in an increase to net income.

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

ITEM 3- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4- Controls and procedures

Management’s Evaluation of Disclosures Controls and Procedures

Our management, comprised of our Chief Executive Officer (CEO) and Principal Financial and Accounting Officer (PFAO) evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, and taking the matters described below into account, the Company’s CEO and PFAO have concluded that our disclosure controls and procedures over financial reporting were not effective during reporting period ended June 30, 2023.

Remediation Activities Regarding Material Weakness

As disclosed in our Annual Report on Form 10-K for the March 31, 2023 fiscal year, management determined that (i) we had a material weakness over our entity level control environment as of March 31, 2023 and (ii) our internal control over financial reporting was not effective as of March 31, 2023. Our preventive and review controls failed to detect errors related to the valuation of inventory and cutoff of service revenue.

Management has been actively engaged in remediating the above described material weaknesses. The following remedial actions have been taken:

·	We have made changes in our policy regarding how contract revenue and related costs are booked. Under the revised policy, such revenue and costs are now booked in the same month as the related work is performed.

·	We have changed our policy regarding reserves for slow moving inventory. Under our revised, policy we now book additional inventory reserves for all inventory older than 18 months, even if management believes such inventory is still salable.

The Company will design and implement additional procedures during fiscal 2024 in order to assure that audit/accounting personnel are more involved with the Company’s inventory activities and service revenue to monitor and earlier identify accounting issues that may be raised by the Company’s ongoing activities.

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

Changes In Internal Control Over Financial Reporting

Other than the applicable remediation efforts described above, there were no significant changes in our internal control over financial reporting during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors disclosed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2023. There have been no material changes to our risk factors from those included in our Annual Report on Form 10-K for the year ended March 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

3.1	Articles of Incorporation of the Company, as amended. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).

3.2	Bylaws of the Company. (Incorporated by reference from Current Report on Form 8-K filed on October 30, 2007).

3.3	First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 31, 2017).

4.1	Form of certificate for shares of Common Stock. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).

4.2	Description of Capital Stock. (Incorporated by reference from Annual Report on Form 10-K filed on June 14, 2019).

10.1	Lease Agreement dated June 3, 2004 between Encision Inc. and DaPuzzo Investment Group, LLC (Incorporated by reference from Quarterly Report on Form 10-QSB filed on November 14, 2004).

10.2	Encision Inc. 2007 Stock Option Plan (Incorporated by reference from Proxy Statement dated June 30, 2007). †

10.3	Encision Inc. First Amended and Restated 2014 Stock Option Plan (Incorporated by reference from Proxy Statement dated July 6, 2020. †

10.4	Employment Agreement, dated November 14, 2016, between Encision Inc. and Gregory J. Trudel (Incorporated by reference to Exhibit 10-1 to our Current Report on Form 8-K filed on November 18, 2016). †

10.5	Fifth Amendment to Office Building Lease dated November 9, 2017 (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed February 12, 2018).

10.6	PPP Promissory Note dated as of April 17, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 23, 2020).

10.8	Economic Injury Disaster Loan dated as of August 1, 2022 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 12, 2022).

10.9	US Bank Note dated January 21, 2021. (Incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed August 12, 2022)

10.10	PPP Promissory Note dated as of February 8, 2022 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 12, 2021.

10.11	Supply Agreement dated August 23, 2022 between Auris Health, Inc. and Encision Inc. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 15, 2021).+

10.12	New Line of Credit and Security Agreement with Pathward, N.A. dated November 15, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 17, 2022).

31.1	Certification of President and CEO under Rule 13a-14(a) of the Exchange Act (filed herewith).

31.2	Certification of Principal Financial and Accounting Officer under Rule 13a-14(a) of the Exchange Act (filed herewith).

32.1	Certifications of President and CEO and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following materials from Encision Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Income, (iii) the unaudited Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged at Level I.

+	Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Encision Inc.

August 10, 2023	By:	/s/ Mala Ray
Date		Mala Ray Controller Principal Accounting Officer & Principal Financial Officer

