Form 10-Q
period 2023-09-30
ENCISION INC
filed 2023-11-14
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 21549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock no par value (Class)	11,769,543 Shares (outstanding at October 31, 2023)

ENCISION INC.

FORM 10-Q

For the Three and Six Months Ended September 30, 2023

i

PART I FINANCIAL INFORMATION

ITEM 1 - Condensed Interim Financial Statements

Encision Inc.

Condensed Balance Sheets

(Unaudited)

	September 30, 2023	March 31, 2023
ASSETS
Current assets:
Cash	$306,001	$188,966
Accounts receivable	1,024,350	920,721
Inventories, net of reserve for obsolescence of $115,000 at September 30, 2023 and $51,000 at March 31, 2023	1,642,123	1,899,202
Prepaid expenses	53,234	115,714
Total current assets	3,025,708	3,124,603
Equipment:
Furniture, fixtures and equipment, at cost	2,615,676	2,615,676
Accumulated depreciation	(2,343,640)	(2,312,400)
Equipment, net	272,036	303,276
Right of use asset	1,168,779	496,004
Patents, net of accumulated amortization of $313,419 at September 30, 2023 and $306,946 at March 31, 2023	167,448	163,133
Other assets	54,803	46,953
TOTAL ASSETS	$4,688,774	$4,133,969
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$300,155	$252,957
Line of credit	338,414	177,402
Secured notes	44,498	44,491
Accrued compensation	167,060	217,724
Other accrued liabilities	41,186	84,578
Accrued lease liability	272,639	353,674
Total current liabilities	1,163,952	1,130,826
Long-term liability:
Secured notes	255,704	268,512
Accrued lease liability	896,140	239,820
Total liabilities	2,315,796	1,639,158
Commitments and contingencies (Note 4)	—	—
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 11,769,543 issued and outstanding at September 30, 2023 and March 31, 2023	24,374,224	24,348,075
Accumulated (deficit)	(22,001,246)	(21,853,264)
Total shareholders’ equity	2,372,978	2,494,811
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,688,774	$4,133,969

The accompanying notes to financial statements are an integral part of these unaudited condensed financial statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
NET REVENUE:
Product	$1,752,413	$1,704,365	$3,365,965	$3,400,094
Service	73,978	—	113,809	458,633
Total revenue	1,826,391	1,704,365	3,479,774	3,858,727

COST OF REVENUE:
Product	926,455	872,352	1,696,493	1,742,257
Service	37,327	—	57,947	—
Total cost of revenue	963,782	872,352	1,754,440	1,742,257
GROSS PROFIT	862,609	832,013	1,725,334	2,116,470
OPERATING EXPENSES:
Sales and marketing	389,342	489,700	822,778	992,667
General and administrative	366,377	397,664	755,133	741,783
Research and development	100,854	223,053	269,274	393,521
Total operating expenses	856,573	1,110,417	1,847,185	2,127,971
OPERATING INCOME (LOSS)	6,036	(278,404)	(121,851)	(11,501)
Interest expense, net	(16,851)	(4,250)	(31,083)	(6,613)
Other income, net	3,286	3,334	4,951	3,394
Interest expense and other income, net	(13,565)	(916)	(26,132)	(3,219)
(LOSS) BEFORE PROVISION FOR INCOME TAXES	(7,529)	(279,320)	(147,983)	(14,720)
Provision for income taxes	—	—	—	—
NET (LOSS)	$(7,529)	$(279,320)	$(147,983)	$(14,720)
Net (loss) per share—basic and diluted	$0.00	$(0.02)	$(0.01)	$0.00
Weighted average shares—basic and diluted	11,769,543	11,751,631	11,769,543	11,735,499

The accompanying notes to financial statements are an integral part of these unaudited condensed financial statements.

Encision Inc.

Condensed Statements of Cash Flows

(Unaudited)

Six Months Ended	September 30, 2023	September 30, 2022
Cash flows (used in) operating activities:
Net (loss)	$(147,983)	$(14,720)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	43,775	41,329
Stock-based compensation expense related to stock options	26,149	25,207
Provision for (recovery from) inventory obsolescence, net change	64,000	29,000
Change in operating assets and liabilities:
Right of use asset, net	(97,490)	(19,039)
Accounts receivable	(103,629)	32,587
Inventories	193,079	(303,138)
Prepaid expenses and other assets	54,630	50,740
Accounts payable	47,198	(143,470)
Accrued compensation and other accrued liabilities	(82,732)	(36,005)
Net cash (used in) operating activities	(3,003)	(337,509)
Cash flows (used in) investing activities:
Acquisition of property and equipment	(122)	(191,550)
Patent costs	(16,727)	(9,780)
Net cash (used in) investing activities	(16,849)	(201,330)
Cash flows from financing activities:
Net proceeds from options exercised	—	16,400
Borrowing from secured notes	136,887	109,633
Net cash generated by financing activities	136,887	126,033

Net increase (decrease) in cash	117,035	(412,806)
Cash, beginning of fiscal year	188,966	949,645
Cash, end of fiscal quarter	$306,001	$536,839

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$31,083	$6,613

The accompanying notes to financial statements are an integral part of these unaudited condensed financial statements.

ENCISION INC.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

We have an accumulated deficit of $22,001,246 at September 30, 2023. A significant portion of our operating funds have been provided by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock, loans, and (in some periods) by operating profits. Shareholders’ equity decreased by $121,813 since March 31, 2023 as a result of our net loss of $147,983 and share-based compensation of $26,149. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital.

Our strategic marketing and sales plan is designed to expand the use of our products in surgically active hospitals and surgery centers in the United States.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The unaudited condensed interim financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. The unaudited condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2023 filed on June 29, 2023.

The accompanying unaudited condensed interim financial statements have been prepared, in all material respects, in conformity with the standards of accounting measurements and reflect, in the opinion of management, all adjustments necessary to summarize fairly the financial position and results of operations for such periods in accordance with GAAP. All adjustments are of a normal recurring nature. The results of operations for the most recent interim period are not necessarily indicative of the results to be expected for the full year.

We had a net loss of $147,983 for the six months ended September 30, 2023. At September 30, 2023, we had cash of $306,001, current borrowings of $338,414 and borrowing capacity up to $1,000,000, as restricted by our eligible accounts receivable, under our line of credit. Working capital was $1,861,756, a decrease of $132,021 from March 31, 2023. We increased $117,035 of cash in the fiscal six months ended September 30, 2023, primarily as a result of our inventory decrease. Management is developing plans to ensure that we have the working capital necessary to fund operations. We will increase our pricing on products to mitigate our higher material costs. Management concludes that it is probable that our cash resources and line of credit will be sufficient to meet our cash requirements for twelve months from the issuance of the unaudited condensed financial statements. Therefore, the accompanying unaudited condensed financial statements have been prepared assuming that we will continue as a going concern.

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

Concentration of Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and accounts receivable. From time to time, the amount of cash on deposit with financial institutions may exceed the $250,000 federally insured limit at September 30, 2023. We believe that our cash on deposit that exceeds $250,000 with financial institutions is financially sound and the risk of loss is minimal.

We have no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. We maintain the majority of our cash balances with one financial institution in the form of demand deposits.

Accounts receivable are typically unsecured and are derived from transactions with and from entities in the healthcare industry primarily located in the United States. Accordingly, we may be exposed to credit risk generally associated with the healthcare industry. The accounts receivable balance at September 30, 2023 of $1,024,350 and at March 31, 2023 of $920,721 included no more than 8% from any one customer.

Inventories. Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At September 30, 2023 and March 31, 2023 inventory consisted of the following:

	September 30, 2023	March 31, 2023
Raw materials	$1,423,869	$1,456,473
Finished goods	333,254	493,729
Total gross inventories	1,757,123	1,950,202
Less reserve for obsolescence	(115,000)	(51,000)
Total net inventories	$1,642,123	$1,899,202

Property and Equipment. Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally five to seven years. Depreciation expense for the three and six months ended September 30, 2023 and 2022 was $15,464 and $14,615, and $31,240 and $26,706, respectively. We use the straight-line method of depreciation for property and equipment. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expense as incurred and major additions, replacements and improvements are capitalized.

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

Income Taxes. We account for income taxes under the provisions of FASB Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. ASC 740 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits, which, more likely than not based on current circumstances, are not expected to be realized. As a result, no provision for income tax is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. We are required to make many subjective assumptions and judgments regarding our income tax exposures. At September 30, 2023, we had no unrecognized tax benefits, which would affect the effective tax rate if recognized and had no accrued interest, or penalties related to uncertain tax positions.

Revenue Recognition. We record revenue at a single point in time when control is transferred to the customer. We will continue to apply our current business processes, policies, systems and controls to support recognition and disclosure. Our shipping policy is FOB Shipping Point. We recognize revenue from sales to stocking distributors when there is no right of return, other than for normal warranty claims. We have no ongoing obligations related to product sales, except for normal warranty obligations. As presented on the Statement of Operations our revenue is disaggregated between product revenue and service revenue. As it relates specifically to product revenue, we do not believe further disaggregation is necessary as substantially all of our product revenue comes from multiple products within a line of medical devices. Our engineering service contracts are billed on a time and materials basis and revenue is recognized over time as the services are performed.

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

Stock-based compensation expense recognized under ASC 718 for the three and six months ended September 30, 2023 and 2022 was $13,074 and $12,361, and $13,074 and $25,206, respectively, which consisted of stock-based compensation expense related to grants of employee stock options.

Segment Reporting. We have concluded that we have two operating segments, product and service. Product designs, develops, manufactures and markets patented surgical instruments. Service performs electrical engineering activities for external entities.

Information, by segment, for the three and six months ended September 30, 2023 and 2022 follows:

	Three Months Ended September 30, 2023			Six Months Ended September 30, 2023
	Product	Service	Total	Product	Service	Total
Net revenue	$1,752,413	$73,978	$1,826,391	$3,365,965	$113,809	$3,479,774
Cost of revenue	926,455	37,327	963,782	1,696,493	57,947	1,754,440
Gross profit	825,958	36,651	862,609	1,669,472	55,862	1,725,334
Operating income (loss)	6,036	—	6,036	(177,713)	55,862	(121,851)
Depreciation and amortization	21,525	—	21,525	43,775	—	43,775
Patent and capital expenditures	16,350	—	16,350	16,849	—	16,849
Equipment and patents, net	$439,484	$—	$439,484	$439,484	$—	$439,484

	Three Months Ended September 30, 2022			Six Months Ended September 30, 2022
	Product	Service	Total	Product	Service	Total
Net revenue	$1,704,365	$—	$1,704,365	$3,400,094	$458,633	$3,858,727
Cost of revenue	872,352	—	872,352	1,742,257	—	1,742,257
Gross profit	832,013	—	832,013	1,657,837	458,633	2,116,470
Operating income (loss)	(278,404)	—	(278,404)	(470,134)	458,633	(11,501)
Depreciation and amortization	21,242	—	21,242	41,329	—	41,329
Patent and capital expenditures	139,001	—	139,001	201,330	—	201,330
Equipment and patents, net	$530,017	$—	$530,017	$530,017	$—	$530,017

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	September 30, 2022		September 30, 2023
Net income (loss)	$(7,529)	$(279,320)	$(147,983)	$(14,720)
Weighted-average basic shares outstanding	11,769,543	11,751,631	11,769,543	11,735,499
Effect of dilutive securities	—	—	—	—
Weighted-average diluted shares	11,769,543	11,751,631	11,769,543	11,735,499
Basic net income (loss) per share	$0.00	$(0.02)	$(0.01)	$0.00
Diluted net income (loss) per share	$0.00	$(0.02)	$(0.01)	$0.00
Antidilutive employee stock options	1,049,000	1,058,000	1,049,000	1,058,000

Note 4. COMMITMENTS AND CONTINGENCIES

We have a noncancelable lease agreement for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease expires October 31, 2026.

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

Effective September 1, 2023, our lease was extended to October 31, 2026. The minimum future lease payment, by fiscal year, as of September 30, 2023 is as follows:

Fiscal Year	Amount
2024	$130,500
2025	415,667
2026	455,542
2027	270,666
Total	$1,272,375

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

The minimum future EIDL payment, by fiscal year, as of September 30, 2023 is as follows:

Fiscal Year	Amount
2024	$1,630
2025	3,331
2026	3,457
Thereafter	149,832
Total	$158,250

During January 2022, we entered into a note agreement with U.S. Bank for $92,000. The note is for five years at a 5% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment.

The minimum future principal U.S. Bank payment, by fiscal year, as of September 30, 2023 is as follows:

Fiscal Year	Amount
2024	$9,200
2025	18,400
2026	13,800
Total	$41,400

During September 2022, we entered into a note agreement with U.S. Bank for $115,004. The note is for five years at a 6% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment.

The minimum future principal U.S. Bank payment, by fiscal year, as of September 30, 2023 is as follows:

Fiscal Year	Amount
2024	$11,302
2025	23,000
2026	23,000
Thereafter	31,926
Total	$89,228

Aside from the operating lease, EIDL loan and U.S. Bank loans, we do not have any material contractual commitments requiring settlement in the future.

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine compliance with these regulations. We believe that we were in substantial compliance with all known regulations at September 30, 2023. FDA inspections are conducted periodically at the discretion of the FDA. Our latest inspection by the FDA occurred in October 2019.

Note 5. SHARE-BASED COMPENSATION

The provisions of ASC 718-10-55 requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and RSUs, based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options for the three and six months ended September 30, 2023 and 2022, which was allocated as follows:

	Three Months Ended		Six Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Cost of sales	$—	$158	$—	$316
Sales and marketing	1,779	1,657	3,558	3,313
General and administrative	10,254	9,912	20,508	19,341
Research and development	1,041	1,118	2,083	2,236
Stock-based compensation expense	$13,074	$12,845	$26,149	$25,206

Share-based compensation cost for stock options is measured at the grant date, based on the fair value as calculated by the Black-Scholes-Merton ("BSM") option-pricing model. The BSM option-pricing model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk-free interest rate and expected dividends. There were no stock options granted, exercised or forfeited during the three and six months ended September 30, 2023 and 2022. As of September 30, 2023, approximately $168,000 of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over a period of five years.

Note 6. RELATED PARTY TRANSACTION

We paid consulting fees of $15,747 and $32,032, and $12,094 and $25,822 to an entity owned by one of our board members during the three and six months ended September 30, 2023 and 2022, respectively.

Note 7. SUBSEQUENT EVENTS

We evaluated all of our activity as of the date the unaudited condensed interim financial statements were issued and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosed in the notes to our unaudited condensed interim financial statements.

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

We address market opportunities created by the increase in minimally-invasive surgery (“MIS”) and surgeons’ use of electrosurgery devices in these procedures. The product opportunity exists in that monopolar electrosurgery instruments used in laparoscopic procedures provide excellent clinical results but are also susceptible to causing inadvertent collateral tissue damage outside the surgeon’s field of view due to insulation failure and capacitive coupling. The risk of unintended electrosurgical burn injury to the patient in laparoscopic surgery has been well documented. This risk poses a threat to patient safety, including the risk of death, and creates liability exposure for surgeons and hospitals, as well as increased and preventable readmissions.

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

When a hospital or surgery center changes to AEM technology, we receive recurring revenue from sales of replacement instruments. We believe that there is no directly competing technology to supplant AEM products. The replacement market of reusable and disposable AEM products in hospitals and surgery centers that use our AEM technology represented over 90% of our product revenue during the three months ended September 30, 2023. This revenue stream is expected to grow as the base of accounts using AEM technology expands. In addition, we intend to further develop disposable versions of more of our AEM products in order to meet market demands and expand our sales opportunities.

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

We have an accumulated deficit of $22,001,246 at September 30, 2023. A significant portion of our operating funds have been provided by issuances of our common stock and warrants and the exercise of stock options to purchase our common stock, loans, and (in some periods) by operating profits. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital.

During the six months ended September 30, 2023, we used $3,003 of cash in our operating activities and used $122 for investments in property and equipment. At September 30, 2023, we had $306,001 and at March 31, 2023 we had $188,966 in cash available to fund future operations, an increase of $117,035 from March 31, 2023. The increase to cash was principally the result of an inventory decrease. Our working capital was $1,861,756 at September 30, 2023 compared to $1,993,777 at March 31, 2023.

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

Possibility of Operating Losses: We have an accumulated deficit of $22,001,246 at September 30, 2023. A significant portion of our operating funds have been provided by issuances of our common stock and warrants and the exercise of stock options to purchase our common stock, loans, and (in some periods) by operating profits. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital. We have made strides toward improving our operating results but due to the ongoing need to develop, optimize and train our direct sales managers and the independent sales representative network, the need to support the development of refinements to our product line, and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to raise additional capital.

Revenue Growth: We expect to generate increased product revenue in the U.S. from sales to new customers and from expanded sales to existing customers as the medical device industry stabilizes and our network of direct and independent sales representatives becomes more efficient. We believe that the visibility and credibility of the independent clinical endorsements for AEM technology will contribute to new accounts and increased product revenue in fiscal year 2024. We also expect to increase market share through promotional programs of placing our AEM monitors at no charge in hospitals that commit to standardize with AEM instruments. However, all of these efforts to increase market share and grow product revenue will depend in part on our ability to expand the efficiency and effective coverage range of our direct and independent sales representatives, as well as maintain and in some cases, improve the quality of our product offerings. The omission or delay of elective surgeries would negatively impact the extent and timing of revenue growth. Service revenue represents design, development and product supply revenue from our agreements with strategic partners.

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

Results of Operations

For the quarter ended September 30, 2023 compared to the quarter ended September 30, 2022.

Net Product revenue. Net product revenue for the quarter ended September 30, 2023 was $1,752,413 compared to $1,704,365 for the quarter ended September 30, 2022, an increase of 3%. The increase of net product revenue is attributable to increased demand for our products.

Net Service revenue. Net service revenue for the quarter ended September 30, 2023 was $37,327 compared to none for the quarter ended September 30, 2022.

Gross profit. Gross profit for the quarter ended September 30, 2023 of $862,609 represented an increase of 4% from gross profit of $832,013 for the quarter ended September 30, 2022. Gross profit increased as a result of higher total revenue for the quarter ended September 30, 2023. Gross profit on product net revenue as a percentage of sales (gross margin) was 47% for the quarter ended September 30, 2023 and 49% for the quarter ended September 30, 2022. Gross profit on net revenue decreased as a result of an increase to inventory reserves.

Sales and marketing expenses. Sales and marketing expenses of $389,342 for the quarter ended September 30, 2023 represented a decrease of 20% from sales and marketing expenses of $489,700 for the quarter ended September 30, 2022. The decrease was the result of lower salaries and commissions.

General and administrative expenses. General and administrative expenses of $366,377 for the quarter ended September 30, 2023 represented a decrease of 8% from general and administrative expenses of $397,664 for the quarter ended September 30, 2022. The decrease was primarily the result of a decrease to compensation.

Research and development expenses. Research and development expenses of $100,854 for the quarter ended September 30, 2023 represented a decrease of 55% compared to $223,053 for the quarter ended September 30, 2022. The decrease was the result of a decrease to compensation and outside services.

Net loss. Net loss was $7,529 for the quarter ended September 30, 2023 compared to net loss of $279,320 for the quarter ended September 30, 2022. The net loss decrease was principally a result of higher product and service revenue, and lower total operating expenses for the quarter ended September 30, 2022.

For the six months ended September 30, 2023 compared to the six months ended September 30, 2022.

Net Product revenue. Net product revenue for the six months ended September 30, 2023 was $3,365,965 compared to $3,400,094 for the six months ended September 30, 2022, a decrease of 1%. The decrease of net product revenue is attributable to decreased demand for our products and supply chain issues which resulted in lost business from hospitals that used AEM technology during the year.

Net Service revenue. Net service revenue for the six months ended September 30, 2023 was $113,809 compared to $458,633 for the six months ended September 30, 2022. Net service revenue for the six months ended September 30, 2022 was for engineering services performed under a Master Services Agreement with Auris Health.

Gross profit. Gross profit for the six months ended September 30, 2023 of $1,725,334 represented a decrease of 18% from gross profit of $2,116,470 for the six months ended September 30, 2022. Gross profit decreased as a result of higher total revenue for the six months ended September 30, 2022. Gross profit on product net revenue as a percentage of sales (gross margin) was 50% for the six months ended September 30, 2023 and 49% for the six months ended September 30, 2022. Gross profit on net revenue increased as a result of higher operating efficiencies.

Sales and marketing expenses. Sales and marketing expenses of $822,778 for the six months ended September 30, 2023 represented a decrease of 17% from sales and marketing expenses of $992,667 for the six months ended September 30, 2022. The decrease was the result of lower salaries and commissions.

General and administrative expenses. General and administrative expenses of $755,133 for the six months ended September 30, 2023 represented an increase of 2% from general and administrative expenses of $741,783 for the six months ended September 30, 2022. The increase was primarily the result of a reclassification of an employee from production to administration.

Research and development expenses. Research and development expenses of $269,274 for the six months ended September 30, 2023 represented a decrease of 32% compared to $393,521 for the six months ended September 30, 2022. The decrease was the result of a decrease to compensation and outside services.

Net loss. Net loss was $147,983 for the six months ended September 30, 2023 compared to net loss of $14,720 for the six months ended September 30, 2022. The net loss increase was principally a result of higher service revenue for the six months ended September 30, 2022.

The results of operations for the three and six months ended September 30, 2023 are not necessarily indicative of the results of operations for all or any part of the balance of the fiscal year.

Liquidity and Capital Resources

To date, a significant portion of our operating funds have been provided by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock, loans, and (in some periods) by operating profits. Common stock and additional paid in capital totaled $24,374,224 from inception through September 30, 2023.

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

Our operations used $337,509 of cash during the six months ended September 30, 2023 on net revenue of $3,479,774. The amounts of cash used by operations for the three months ended September 30, 2023 are not necessarily indicative of the expected amounts of cash to be generated from or used in operations in fiscal year 2024. At September 30, 2023, we had $306,001 in cash available to fund future operations and a line of credit for up to $1,000,000, restricted by eligible account receivables. Our working capital was $1,861,756 at September 30, 2023 compared to $1,993,777 at March 31, 2023. Current liabilities were $1,163,952 at September 30, 2023 compared to $1,130,826 at March 31, 2023. We have a noncancelable lease agreement for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease expires October 31, 2026.

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

The minimum future EIDL payment, by fiscal year, as of September 30, 2023 is as follows:

Fiscal Year	Amount
2024	$1,630
2025	3,331
2026	3,457
Thereafter	149,832
Total	$158,250

During January 2022, we entered into a note agreement with U.S. Bank for $92,000. The note is for five years at a 5% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment.

The minimum future principal U.S. Bank payment, by fiscal year, as of September 30, 2023 is as follows:

Fiscal Year	Amount
2024	$9,200
2025	18,400
2026	13,800
Total	$41,400

During September 2022, we entered into a note agreement with U.S. Bank for $115,004. The note is for five years at a 6% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment.

The minimum future principal U.S. Bank payment, by fiscal year, as of September 30, 2023 is as follows:

Fiscal Year	Amount
2024	$11,302
2025	23,000
2026	23,000
Thereafter	31,926
Total	$89,228

Aside from the operating lease, EIDL loan and U.S. Bank loans, we do not have any material contractual commitments requiring settlement in the future.

As of September 30, 2023, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$1,272,375	$338,334	$798,708	$135,333	$—
Line of credit	338,414	338,414	—	—	—
EIDL loans	158,250	3,296	5,645	6,788	142,521
U.S. Bank loan	41,400	18,400	23,000	—	—
U.S. Bank loan	89,228	22,802	46,000	20,426	—
Total	$1,899,667	$721,246	$873,353	$162,547	$142,521

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

ITEM 3	- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4	- Controls and procedures

Management’s Evaluation of Disclosures Controls and Procedures

Our management, comprised of our Chief Executive Officer (CEO) and Principal Financial and Accounting Officer (PFAO) evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, and taking the matters described below into account, the Company’s CEO and PFAO have concluded that our disclosure controls and procedures over financial reporting were not effective during reporting period ended September 30, 2023.

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

Changes In Internal Control Over Financial Reporting

Other than the applicable remediation efforts described above, there were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended September 30, 2023.

Item 3.	Defaults Upon Senior Securities

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6. Exhibits

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

3.1	Articles of Incorporation of the Company, as amended. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).

3.2	Bylaws of the Company. (Incorporated by reference from Current Report on Form 8-K filed on October 30, 2007).

3.3	First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 31, 2017).

4.1	Form of certificate for shares of Common Stock. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).

4.2	Description of Capital Stock. (Incorporated by reference from Annual Report on Form 10-K filed on June 14, 2019).

10.1	Lease Agreement dated June 3, 2004 between Encision Inc. and DaPuzzo Investment Group, LLC (Incorporated by reference from Quarterly Report on Form 10-QSB filed on November 14, 2004).

10.2	Encision Inc. 2007 Stock Option Plan (Incorporated by reference from Proxy Statement dated June 30, 2007). †

10.3	Encision Inc. First Amended and Restated 2014 Stock Option Plan (Incorporated by reference from Proxy Statement dated July 6, 2020. †

10.4	Employment Agreement, dated November 14, 2016, between Encision Inc. and Gregory J. Trudel (Incorporated by reference to Exhibit 10-1 to our Current Report on Form 8-K filed on November 18, 2016). †

10.5	Fifth Amendment to Office Building Lease dated November 9, 2017 (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed February 12, 2018).

10.6	PPP Promissory Note dated as of April 17, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 23, 2020).

10.8	Economic Injury Disaster Loan dated as of August 1, 2022 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 12, 2022).

10.9	US Bank Note dated January 21, 2021. (Incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed August 12, 2022)

10.10	PPP Promissory Note dated as of February 8, 2022 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 12, 2021.

10.11	Supply Agreement dated August 23, 2022 between Auris Health, Inc. and Encision Inc. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 15, 2021).+

10.12	New Line of Credit and Security Agreement with Pathward, N.A. dated November 15, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 17, 2022).

31.1	Certification of President and CEO under Rule 13a-14(a) of the Exchange Act (filed herewith).

31.2	Certification of Principal Financial and Accounting Officer under Rule 13a-14(a) of the Exchange Act (filed herewith).

32.1	Certifications of President and CEO and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following materials from Encision Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Income, (iii) the unaudited Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged at Level I.

+	Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Encision Inc.

November 14, 2023	By:	/s/ Mala Ray
Date		Mala Ray Controller Principal Accounting Officer & Principal Financial Officer

