Form 10-Q
period 2023-12-31
ENCISION INC
filed 2024-02-20
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 21549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock no par value (Class)	11,769,543 Shares (outstanding at January 31, 2024)

ENCISION INC.

FORM 10-Q

For the Three and Nine Months Ended December 31, 2023

PART I FINANCIAL INFORMATION

ITEM 1 - Condensed Interim Financial Statements

Encision Inc.

Condensed Balance Sheets

(Unaudited)

	December 31, 2023	March 31, 2023
ASSETS
Current assets:
Cash	$99,239	$188,966
Accounts receivable	923,112	920,721
Inventories, net of reserve for obsolescence of $114,000 at December 31, 2023 and $51,000 at March 31, 2023	1,554,185	1,899,202
Prepaid expenses	128,538	115,714
Total current assets	2,705,074	3,124,603
Equipment:
Furniture, fixtures and equipment, at cost	2,627,727	2,615,676
Accumulated depreciation	(2,359,012)	(2,312,400)
Equipment, net	268,715	303,276
Right of use asset	1,082,999	496,004
Patents, net of accumulated amortization of $324,568 at December 31, 2023 and $306,946 at March 31, 2023	165,567	163,133
Other assets	64,183	46,953
TOTAL ASSETS	$4,286,538	$4,133,969
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$301,833	$252,957
Line of credit	—	177,402
Secured notes	44,614	44,491
Accrued compensation	233,366	217,724
Other accrued liabilities	129,954	84,578
Accrued lease liability	351,406	353,674
Total current liabilities	1,061,173	1,130,826
Long-term liability:
Secured notes	232,940	268,512
Accrued lease liability	799,419	239,820
Total liabilities	2,093,532	1,639,158
Commitments and contingencies (Note 4)
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 11,769,543 issued and outstanding at December 31, 2023 and March 31, 2023	24,401,381	24,348,075
Accumulated (deficit)	(22,208,375)	(21,853,264)
Total shareholders’ equity	2,193,006	2,494,811
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,286,538	$4,133,969

The accompanying notes to financial statements are an integral part of these unaudited condensed financial statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
NET REVENUE:
Product	$1,561,103	$1,683,995	$4,927,069	$5,084,089
Service	20,461	—	134,269	458,633
Total revenue	1,581,564	1,683,995	5,061,338	5,542,722

COST OF REVENUE:
Product	843,216	785,751	2,539,708	2,528,007
Service	11,109	—	69,057	—
Total cost of revenue	854,325	785,751	2,608,765	2,528,007
GROSS PROFIT	727,239	898,244	2,452,573	3,014,715
OPERATING EXPENSES:
Sales and marketing	413,992	501,618	1,236,770	1,494,285
General and administrative	351,569	360,525	1,106,703	1,102,309
Research and development	151,077	247,569	420,351	641,090
Total operating expenses	916,638	1,109,712	2,763,824	3,237,684
OPERATING (LOSS)	(189,399)	(211,468)	(311,251)	(222,969)
Interest expense, net	(21,065)	(2,145)	(52,148)	(8,758)
Other income, net	3,334	(2,721)	8,287	674
Interest expense and other income, net	(17,731)	(4,866)	(43,861)	(8,084)
(LOSS) BEFORE PROVISION FOR INCOME TAXES	(207,130)	(216,334)	(355,112)	(231,053)
Provision for income taxes	—	—	—	—
NET (LOSS)	$(207,130)	$(216,334)	$(355,112)	$(231,053)
Net (loss) per share—basic and diluted	$(0.02)	$(0.02)	$(0.03)	$(0.02)
Weighted average shares—basic and diluted	11,769,543	11,763,389	11,769,543	11,760,820

The accompanying notes to financial statements are an integral part of these unaudited condensed financial statements.

Encision Inc.

Condensed Statements of Cash Flows

(Unaudited)

Nine Months Ended	December 31, 2023	December 31, 2022
Cash flows generated by (used in) operating activities:
Net (loss)	$(355,112)	$(231,053)
Adjustments to reconcile net (loss) to net cash generated by (used in) operating activities:
Depreciation and amortization	64,357	64,130
Stock-based compensation expense related to stock options	53,306	39,379
Provision for (recovery from) inventory obsolescence, net change	63,000	52,733
Change in operating assets and liabilities:
Right of use asset, net	(29,664)	(30,976)
Accounts receivable	(2,391)	118,182
Inventories	282,017	(374,728)
Prepaid expenses and other assets	(30,055)	(27,741)
Accounts payable	48,876	(274,035)
Accrued compensation and other accrued liabilities	61,018	(73,033)
Net cash generated by (used in) operating activities	155,352	(737,142)
Cash flows (used in) investing activities:
Acquisition of property and equipment	(12,051)	(173,269)
Patent costs	(20,177)	(10,029)
Net cash (used in) investing activities	(32,228)	(183,298)
Cash flows from financing activities:
Net proceeds from options exercised	—	21,000
(Paydown of) borrowing from secured notes and line of credit	(212,851)	69,591
Net cash generated by (used in) financing activities	(212,851)	90,591

Net (decrease) in cash	(89,727)	(829,849)
Cash, beginning of fiscal year	188,966	949,645
Cash, end of fiscal quarter	$99,239	$119,796

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$52,148	$8,758

The accompanying notes to financial statements are an integral part of these unaudited condensed financial statements.

ENCISION INC.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

We have an accumulated deficit of $22,208,375 at December 31, 2023. A significant portion of our operating funds have been provided by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock, loans, and (in some periods) by operating profits. Shareholders’ equity decreased by $301,805 since March 31, 2023 as a result of our net loss of $355,112 and stock-based compensation of $53,306. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital.

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

We had a net loss of $355,112 for the nine months ended December 31, 2023. At December 31, 2023, we had cash of $99,239, no current borrowings and borrowing capacity up to $1,000,000, as restricted by our eligible accounts receivable, under our line of credit. Working capital was $1,643,901, a decrease of $349,876 from March 31, 2023. We decreased $89,727 of cash in the fiscal nine months ended December 31, 2023, primarily as a result of our loss and was increased by an inventory decrease. Management is developing plans to ensure that we have the working capital necessary to fund operations. We will increase our pricing on products to mitigate our higher material costs. Management concludes that it is probable that our cash resources and line of credit will be sufficient to meet our cash requirements for twelve months from the issuance of the unaudited condensed financial statements. Therefore, the accompanying unaudited condensed financial statements have been prepared assuming that we will continue as a going concern.

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

Concentration of Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and accounts receivable. From time to time, the amount of cash on deposit with financial institutions may exceed the $250,000 federally insured limit at December 31, 2023. We believe that our cash on deposit that exceeds $250,000 with financial institutions is financially sound and the risk of loss is minimal.

We have no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. We maintain the majority of our cash balances with one financial institution in the form of demand deposits.

Accounts receivable are typically unsecured and are derived from transactions with and from entities in the healthcare industry primarily located in the United States. Accordingly, we may be exposed to credit risk generally associated with the healthcare industry. The accounts receivable balance at December 31, 2023 of $923,112 and at March 31, 2023 of $920,721 included no more than 8% from any one customer.

Inventories. Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At December 31, 2023 and March 31, 2023 inventory consisted of the following:

	December 31, 2023	March 31, 2023
Raw materials	$1,305,313	$1,456,473
Finished goods	362,872	493,729
Total gross inventories	1,668,185	1,950,202
Less reserve for obsolescence	(114,000)	(51,000)
Total net inventories	$1,554,185	$1,899,202

Property and Equipment. Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally five to seven years. Depreciation expense for the three and nine months ended December 31, 2023 and 2022 was $15,372 and $16,292 and $46,612 and $42,998, respectively. We use the straight-line method of depreciation for property and equipment. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized.

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

Income Taxes. We account for income taxes under the provisions of FASB Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. ASC 740 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits, which, more likely than not based on current circumstances, are not expected to be realized. As a result, no provision for income tax is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. We are required to make many subjective assumptions and judgments regarding our income tax exposures. At December 31, 2023, we had no unrecognized tax benefits, which would affect the effective tax rate if recognized and had no accrued interest, or penalties related to uncertain tax positions.

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

Stock-based compensation expense recognized under ASC 718 for the three and nine months ended December 31, 2023 and 2022 was $27,158 and $14,173 and $53,306 and $39,379, respectively, which consisted of stock-based compensation expense related to grants of employee stock options.

Segment Reporting. We have concluded that we have two operating segments, product and service. Product designs, develops, manufactures and markets patented surgical instruments. Service performs electrical engineering activities for external entities.

Information, by segment, for the three and nine months ended December 31, 2023 and 2022 follows:

	Three Months Ended December 31, 2023			Nine Months Ended December 31, 2023
	Product	Service	Total	Product	Service	Total
Net revenue	$1,561,103	$20,461	$1,581,564	$4,927,069	$134,269	$5,061,338
Cost of revenue	843,216	11,109	854,325	2,539,708	69,057	2,608,765
Gross profit	717,887	9,352	727,239	2,387,361	65,212	2,452,573
Operating income (loss)	(198,751)	9,352	(189,399)	(376,463)	65,212	(311,251)
Depreciation and amortization	20,582	—	20,582	64,357	—	64,357
Patent and capital expenditures	15,379	—	15,379	32,228	—	32,228
Equipment and patents, net	$434,282	$—	$434,282	$434,282	$—	$434,282

	Three Months Ended December 31, 2022			Nine Months Ended December 31, 2022
	Product	Service	Total	Product	Service	Total
Net revenue	$1,683,995	$—	$1,683,995	$5,084,089	$458,633	$5,542,722
Cost of revenue	785,751	—	785,751	2,528,007	—	2,528,007
Gross profit	898,244	—	898,244	2,556,082	458,633	3,014,715
Operating income (loss)	(211,468)	—	(211,468)	(681,602)	458,633	(222,969)
Depreciation and amortization	22,802	—	22,802	64,130	—	64,130
Patent and capital expenditures	(18,032)	—	(18,032)	183,298	—	183,298
Equipment and patents, net	$489,184	$—	$489,184	$489,184	$—	$489,184

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Net income (loss)	$(207,130)	$(216,334)	$(355,112)	$(231,053)
Weighted-average basic shares outstanding	11,769,543	11,763,389	11,769,543	11,760,820
Effect of dilutive securities	—	—	—	—
Weighted-average diluted shares	11,769,543	11,763,389	11,769,543	11,760,820
Basic net income (loss) per share	$(0.02)	$(0.02)	$(0.03)	$(0.02)
Diluted net income (loss) per share	$(0.02)	$(0.02)	$(0.03)	$(0.02)
Antidilutive employee stock options	991,000	1,058,000	991,000	1,058,000

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

Effective September 1, 2023, our lease was extended to October 31, 2026. The minimum future lease payment, by fiscal year, as of December 31, 2023 is as follows:

Fiscal Year	Amount
2024	$97,875
2025	415,667
2026	455,542
2027	270,666
Total	$1,239,750

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

During July 2022, we entered into a note agreement with U.S. Bank for $115,004. The note is for five years at a 6% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment.

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

The minimum future EIDL payment, by fiscal year, as of December 31, 2023 is as follows:

Fiscal Year	Amount
2024	$815
2025	3,331
2026	3,457
Thereafter	149,872
Total	$157,475

During January 2021, we entered into a note agreement with U.S. Bank for $92,000. The note is for five years at a 5% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment.

The minimum future principal U.S. Bank payment, by fiscal year, as of December 31, 2023 is as follows:

Fiscal Year	Amount
2024	$4,600
2025	18,400
2026	13,800
Total	$36,800

During July 2022, we entered into a note agreement with U.S. Bank for $115,004. The note is for five years at a 6% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment.

The minimum future principal U.S. Bank payment, by fiscal year, as of December 31, 2023 is as follows:

Fiscal Year	Amount
2024	$5,651
2025	23,000
2026	23,000
Thereafter	31,628
Total	$83,279

Aside from the operating lease, EIDL loan and U.S. Bank loans, we do not have any material contractual commitments requiring settlement in the future.

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine compliance with these regulations. We believe that we were in substantial compliance with all known regulations at December 31, 2023. FDA inspections are conducted periodically at the discretion of the FDA. Our latest inspection by the FDA occurred in October 2019.

Note 5. SHARE-BASED COMPENSATION

The provisions of ASC 718-10-55 requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and RSUs, based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options for the three and nine months ended December 31, 2023 and 2022, which was allocated as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Cost of sales	$—	$157	$—	$473
Sales and marketing	3,703	1,944	7,261	5,257
General and administrative	20,561	10,841	41,068	30,182
Research and development	2,894	1,231	4,977	3,467
Stock-based compensation expense	$27,158	$14,173	$53,306	$39,379

Share-based compensation cost for stock options is measured at the grant date, based on the fair value as calculated by the Black-Scholes-Merton ("BSM") option-pricing model. The BSM option-pricing model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk-free interest rate and expected dividends. There were 70,000 stock options granted and 148,000 exercised or forfeited during the three months ended December 31, 2023. There were 90,000 stock options granted and 148,000 exercised or forfeited during the nine months ended December 31, 2023. There were 105,000 stock options granted, 10,000 stock options exercised and 105,000 forfeited during the three months ended December 31, 2022. There were 145,000 stock options granted, 50,000 stock options exercised and 105,000 forfeited during the nine months ended December 31, 2022. As of December 31, 2023, approximately $165,000 of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over a period of five years.

Note 6. RELATED PARTY TRANSACTION

We paid consulting fees of none and $32,032, and $12,094 and $25,822 to an entity owned by one of our board members during the three and nine months ended December 31, 2023 and 2022, respectively.

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

When a hospital or surgery center changes to AEM technology, we receive recurring revenue from sales of replacement instruments. We believe that there is no directly competing technology to supplant AEM products. The replacement market of reusable and disposable AEM products in hospitals and surgery centers that use our AEM technology represented over 90% of our product revenue during the three months ended December 31, 2023. This revenue stream is expected to grow as the base of accounts using AEM technology expands. In addition, we intend to further develop disposable versions of more of our AEM products in order to meet market demands and expand our sales opportunities.

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

We have an accumulated deficit of $22,208,375 at December 31, 2023. A significant portion of our operating funds have been provided by issuances of our common stock and warrants and the exercise of stock options to purchase our common stock, loans, and (in some periods) by operating profits. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital.

During the nine months ended December 31, 2023, we generated $155,352 of cash in our operating activities and used $12,051 for investments in property and equipment. At December 31, 2023, we had $99,239 in cash and at March 31, 2023 we had $188,966 in cash available to fund future operations, a decrease of $89,727 from March 31, 2023. The decrease to cash was principally the result of a net loss and a paydown of secured notes. The decrease was partially offset by an inventory decrease. Our working capital was $1,643,901 at December 31, 2023 compared to $1,993,777 at March 31, 2023.

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

Possibility of Operating Losses: We have an accumulated deficit of $22,208,375 at December 31, 2023. A significant portion of our operating funds have been provided by issuances of our common stock and warrants and the exercise of stock options to purchase our common stock, loans, and (in some periods) by operating profits. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital. We have made strides toward improving our operating results but due to the ongoing need to develop, optimize and train our direct sales managers and the independent sales representative network, the need to support the development of refinements to our product line, and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to raise additional capital.

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

Results of Operations

For the quarter ended December 31, 2023 compared to the quarter ended December 31, 2022.

Net Product revenue. Net product revenue for the quarter ended December 31, 2023 was $1,561,103 compared to $1,683,995 for the quarter ended December 31, 2022, a decrease of 7%. The decrease of net product revenue is because of decreased demand for our products.

Net Service revenue. Net service revenue for the quarter ended December 31, 2023 was $20,461 compared to none for the quarter ended December 31, 2022.

Gross profit. Gross profit for the quarter ended December 31, 2023 of $727,239 represented a decrease of 19% from gross profit of $898,244 for the quarter ended December 31, 2022. Gross profit decreased because of lower total revenue and an increase to inventory reserve for the quarter ended December 31, 2023. Gross profit on product net revenue as a percentage of sales (gross margin) was 46% for the quarter ended December 31, 2023 and 53% for the quarter ended December 31, 2022. Gross profit on net revenue decreased because of an increase to inventory reserves.

Sales and marketing expenses. Sales and marketing expenses of $413,992 for the quarter ended December 31, 2023 represented a decrease of 17% from sales and marketing expenses of $501,618 for the quarter ended December 31, 2022. The decrease was because of lower commissions.

General and administrative expenses. General and administrative expenses of $351,569 for the quarter ended December 31, 2023 represented a decrease of 2% from general and administrative expenses of $360,525 for the quarter ended December 31, 2022.

Research and development expenses. Research and development expenses of $151,077 for the quarter ended December 31, 2023 represented a decrease of 39% compared to $247,569 for the quarter ended December 31, 2022. The decrease was because of a decrease to compensation and outside services, test materials and tooling.

Net loss. Net loss was $207,130 for the quarter ended December 31, 2023 compared to net loss of $216,334 for the quarter ended December 31, 2022.

For the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022.

Net Product revenue. Net product revenue for the nine months ended December 31, 2023 was $4,927,069 compared to $5,084,089 for the nine months ended December 31, 2022, a decrease of 3%. The decrease of net product revenue is because of decreased demand for our products and supply chain issues which resulted in lost business from hospitals that used AEM technology during the year.

Net Service revenue. Net service revenue for the nine months ended December 31, 2023 was $134,269 compared to $458,633 for the nine months ended December 31, 2022. Net service revenue for the nine months ended December 31, 2022 was for engineering services performed under a Master Services Agreement with Auris Health.

Gross profit. Gross profit for the nine months ended December 31, 2023 of $2,452,573 represented a decrease of 19% from gross profit of $3,014,715 for the nine months ended December 31, 2022. Gross profit decreased because of decreased total revenue for the nine months ended December 31, 2022. Gross profit on product net revenue as a percentage of sales (gross margin) was 48% for the nine months ended December 31, 2023 and 50% for the nine months ended December 31, 2022. Gross profit on net revenue decreased because of an increase to inventory reserves.

Sales and marketing expenses. Sales and marketing expenses of $1,236,770 for the nine months ended December 31, 2023 represented a decrease of 17% from sales and marketing expenses of $1,494,285 for the nine months ended December 31, 2022. The decrease was because of lower salaries, commissions and sales samples.

General and administrative expenses. General and administrative expenses of $1,106,703 for the nine months ended December 31, 2023 represented an increase from general and administrative expenses of $1,102,309 for the nine months ended December 31, 2022.

Research and development expenses. Research and development expenses of $420,351 for the nine months ended December 31, 2023 represented a decrease of 34% compared to $641,090 for the nine months ended December 31, 2022. The decrease was because of a decrease to compensation and outside services.

Net loss. Net loss was $355,112 for the nine months ended December 31, 2023 compared to net loss of $231,053 for the nine months ended December 31, 2022. The net loss increase was principally because of lower product and service revenue for the nine months ended December 31, 2022.

The results of operations for the three and nine months ended December 31, 2023 are not necessarily indicative of the results of operations for all or any part of the balance of the fiscal year.

Liquidity and Capital Resources

To date, a significant portion of our operating funds have been provided by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock, loans, and (in some periods) by operating profits. Common stock and additional paid in capital totaled $24,401,381 from inception through December 31, 2023.

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

During July 2022, we entered into a note agreement with U.S. Bank for $115,004. The note is for five years at a 6% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment.

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

Our operations generated $155,352 of cash during the nine months ended December 31, 2023 on net revenue of $5,061,338. The amounts of cash generated by operations for the nine months ended December 31, 2023 are not necessarily indicative of the expected amounts of cash to be generated from or used in operations in fiscal year 2024. At December 31, 2023, we had $99,239 in cash available to fund future operations and a line of credit for up to $1,000,000, restricted by eligible account receivables. Our working capital was $1,643,901 at December 31, 2023 compared to $1,993,777 at March 31, 2023. Current liabilities were $1,061,173 at December 31, 2023 compared to $1,130,826 at March 31, 2023. We have a noncancelable lease agreement for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease expires October 31, 2026.

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

The minimum future EIDL payment, by fiscal year, as of December 31, 2023 is as follows:

Fiscal Year	Amount
2024	$815
2025	3,331
2026	3,457
Thereafter	149,872
Total	$157,475

During January 2021, we entered into a note agreement with U.S. Bank for $92,000. The note is for five years at a 5% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment.

The minimum future principal U.S. Bank payment, by fiscal year, as of December 31, 2023 is as follows:

Fiscal Year	Amount
2024	$4,600
2025	18,400
2026	13,800
Total	$36,800

During July 2022, we entered into a note agreement with U.S. Bank for $115,004. The note is for five years at a 6% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment.

The minimum future principal U.S. Bank payment, by fiscal year, as of December 31, 2023 is as follows:

Fiscal Year	Amount
2024	$5,651
2025	23,000
2026	23,000
Thereafter	31,628
Total	$83,279

Aside from the operating lease, EIDL loan and U.S. Bank loans, we do not have any material contractual commitments requiring settlement in the future.

As of December 31, 2023, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$1,239,750	$409,625	$820,125	$—	$—
EIDL loans	157,475	3,313	5,645	6,788	141,729
U.S. Bank loan	36,800	18,400	18,400	—	—
U.S. Bank loan	83,279	22,901	46,000	14,378	—
Total	$1,517,304	$464,239	$890,170	$21,166	$141,729

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

Management’s Evaluation of Disclosures Controls and Procedures

Our management, comprised of our Chief Executive Officer (CEO) and Principal Financial and Accounting Officer (PFAO) evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, and taking the matters described below into account, the Company’s CEO and PFAO have concluded that our disclosure controls and procedures over financial reporting were not effective during reporting period ended December 31, 2023.

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

Changes In Internal Control Over Financial Reporting

Other than the applicable remediation efforts described above, there were no significant changes in our internal control over financial reporting during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

3.1	Articles of Incorporation of the Company, as amended. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).

3.2	Bylaws of the Company. (Incorporated by reference from Current Report on Form 8-K filed on October 30, 2007).

3.3	First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 31, 2017).

4.1	Form of certificate for shares of Common Stock. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).

4.2	Description of Capital Stock. (Incorporated by reference from Annual Report on Form 10-K filed on June 14, 2019).

10.1	Lease Agreement dated June 3, 2004 between Encision Inc. and DaPuzzo Investment Group, LLC (Incorporated by reference from Quarterly Report on Form 10-QSB filed on November 14, 2004).

10.2	Encision Inc. 2007 Stock Option Plan (Incorporated by reference from Proxy Statement dated June 30, 2007). †

10.3	Encision Inc. First Amended and Restated 2014 Stock Option Plan (Incorporated by reference from Proxy Statement dated July 6, 2020. †

10.4	Employment Agreement, dated November 14, 2016, between Encision Inc. and Gregory J. Trudel (Incorporated by reference to Exhibit 10-1 to our Current Report on Form 8-K filed on November 18, 2016). †

10.5	Fifth Amendment to Office Building Lease dated November 9, 2017 (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed February 12, 2018).

10.6	PPP Promissory Note dated as of April 17, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 23, 2020).

10.7	Economic Injury Disaster Loan dated as of August 1, 2022 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 14, 2020).

10.8	US Bank Note dated September 28, 2020 (Incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed August 12, 2022)

10.9	PPP Promissory Note dated as of February 8, 2021 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 12, 2021.

10.10	Supply Agreement dated August 23, 2021 between Auris Health, Inc. and Encision Inc. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 15, 2021).+

10.12	New Line of Credit and Security Agreement with Pathward, N.A. dated November 15, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 17, 2022).

31.1	Certification of President and CEO under Rule 13a-14(a) of the Exchange Act (filed herewith).

31.2	Certification of Principal Financial and Accounting Officer under Rule 13a-14(a) of the Exchange Act (filed herewith).

32.1	Certifications of President and CEO and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following materials from Encision Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Income, (iii) the unaudited Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged at Level I.

+	Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Encision Inc.

February 20, 2024	By:	/s/ Mala Ray
Date		Mala Ray Controller Principal Accounting Officer & Principal Financial Officer