Form 10-K
period 2024-03-31
ENCISION INC
filed 2024-07-15
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 193

For the fiscal year ended March 31, 2024

OR

☐       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ______ from to _______

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

As of September 30, 2023, the aggregate market value of the shares of common stock held by non-affiliates of the issuer on such date was $3,363,235. This figure is based on the average bid and asked price of $0.46 per share of the issuer’s common stock on September 30, 2023 as quoted on the OTC Bulletin Board.

The number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date.

Common Stock, no par value	11,875,145
(Class)	(Outstanding at May 31, 2024)

Documents Incorporated by Reference: Definitive Proxy Statement for the 2023 Annual Shareholders' Meeting to be filed with the Securities and Exchange Commission and incorporated by reference as described in Part III. The 2024 Proxy Statement will be filed within 120 days after the end of the fiscal year ended March 31, 2024.

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

Developing Distribution Network is Advancing Utilization of AEM Technology

Our AEM technology, in the hands of a sales network with broad access to the surgery marketplace, will help to increase utilization and market share. Historically, our sales and marketing efforts have been hindered by our small size and limited distribution channels. While these limitations continue, we improved our sales network which provided new hospital accounts with AEM technology in our fiscal year ended March 31, 2024. Our supplier agreements with Group Purchasing Organizations (“GPOs”) and other key hospitals systems are beginning to expose more hospitals to the benefits of our AEM technology. During the year ended March 31, 2020, our proprietary patient safety technology was recognized by the U.S. Department of Veterans Affairs and provides us with the opportunity to market our instruments and monitors into VA Medical Centers. The VA is the largest medical system in the U.S. providing service to more than nine million veterans across more than 1,200 facilities. Also, during the year ended March 31, 2020, we were awarded a prestigious Vizient Innovative Technology Contract for monopolar surgical instruments and monitors. Vizient represents a diverse membership base that includes academic medical centers, pediatric facilities, community hospitals, integrated health delivery networks and non-acute health care providers and represents approximately $100 billion in annual medical devices and supplies purchasing volume.

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

When a hospital decides to use our AEM technology, we make recurring sales to such hospital for replacement instruments. Sales from reusable and disposable AEM products in hospitals represented over 90% of our sales in the fiscal year ended March 31, 2024, and we expect this sales stream to grow as new hospitals increasingly adopt AEM technology and existing hospitals increase usage of AEM instrumentation. We also expect to increase the value per procedure delivered to our customers and, therefore, expect the dollars per procedure to increase. AEM Instruments are competitively priced compared to conventional laparoscopic instruments.

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

The AEM system consists of shielded 5mm AEM Instruments and an AEM monitor. The AEM Instruments are designed to function identically to the conventional 5mm instruments that surgeons are familiar with, but with the added benefit of enhanced patient safety. Our entire line of laparoscopic instruments has the integrated AEM design and includes the full range of instruments that are common in laparoscopic surgery today. The AEM monitor is compatible with most electrosurgical generators, and can also be adapted for use in robotic systems. AEM Surgical Instruments provide enhanced patient safety, require no change in surgeon technique and are cost competitive. Thus, conversion to AEM Surgical Instruments is easy and economical.

Historical Perspective

We were organized as a Colorado corporation in 1991 and spent several years developing the AEM monitoring system and protective sheaths to adapt to conventional electrosurgical instruments. During this period, we conducted product trials and applied for patents with the United States Patent and Trademark Office and with International patent agencies. Our patents relate to the basic shielding and monitoring technologies that we incorporate into our AEM products. As of March 31, 2024, we have 16 unexpired United States patents relating to specific implementations of shielding and monitoring in instruments and continue to add patents as we further develop our proprietary technology and its applications.

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

The introduction of our AEM 2X enTouch® Scissors (“2X Scissors”) brought new levels of performance and economy to the surgical scissor market by combining the best-in-class performance of our enTouch Disposable Scissors with the value and economy of a multi-use device. We believe that our 2X Scissors will have a significant impact on the disposable laparoscopic scissor market. Our enTouch Disposable Scissors have long been the surgeon preferred product because of their sharpness and micro-serrations. Our 2X Scissors provide all those benefits at half the cost per use and reduce hospital waste and the impact on the environment as well. The thermochromic technology integrated into 2X Scissors lets the hospital know when to replace the scissors with new ones and makes tracking their use simple and easy. 2X Scissors work with hot AEM dissection and have a price point that makes them suitable for cold dissection as well. 2X Scissors should open new use segments for us and create an opportunity for customers to standardize on our entire portfolio of Active Electrode Monitoring (AEM®) products.

Services

In February 2023, we signed a Proof-of-Concept Services Agreement with Vicarious Surgical Inc. (“Vicarious”). The Vicarious robot design intends to maximize visualization, precision, and control of instruments in robotic-assisted minimally invasive surgery.

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

Research and Development

We aim to continually expand our AEM Instrument product line to satisfy the evolving needs of surgeons. For AEM technology to fully become a standard of care, we must satisfy surgeons’ preferred instrument shapes, sizes, styles and functionality with integrated AEM technology. This commitment includes expanding the styles of electrosurgical instruments available for MIS applications so that the conversion to AEM technology is transparent to surgeons and does not require significant change in their current surgical techniques. We employ full-time engineers and use independent contractors from time to time in our research and product development efforts. This group continuously explores ways to broaden and enhance the product line. Current research and development efforts are focused primarily on line-extension projects to further expand our AEM Instrument product offering to increase surgeons’ choices and options in laparoscopic surgery. Our research and development expenses were $621,894 in fiscal year 2024 and $816,119 in fiscal year 2023. We expense research and development costs for products and processes as incurred. Costs that are included in research and development expenses include direct salaries, contractor fees, materials, facility costs and administrative expenses that relate to research and development.

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

We achieved CE marking in August 2000, which required prior certification of our quality system and product documentation. Maintenance of the CE marking status requires periodic audits of the quality system and technical documentation by our European Notified Body, TUV Rheinland. The most recent audit was completed in February 2023.

Patents, Patent Applications and Intellectual Proprietary Rights

We have invested heavily in an effort to protect our valuable technology, and, as a result of this effort, we have been issued 16 unexpired relevant patents that together form a significant intellectual property position. Our patents relate to the basic shielding and monitoring technologies that we incorporate into our AEM products. As of March 31, 2024, we have 16 unexpired United States patents relating to specific implementations of shielding and monitoring in instruments. As of March 31, 2024, there are between one and seventeen years remaining on our AEM patents. We have five patent applications in process, and we have four trademarks.

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

Government Regulation

Government regulation in the United States and other countries is a significant factor in the development and marketing of our products and in our ongoing manufacturing, research and development activities. The FDA regulates us and our products under a number of statutes, including the Federal Food, Drug and Cosmetics Act (the “FDC Act”). Under the FDC Act, medical devices are classified as Class I, II or III based on the controls deemed necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to the least extensive controls, as their safety and effectiveness can be reasonably assured through general controls (e.g., labeling, pre-market notification and adherence to QSR). For Class II devices, safety and effectiveness can be assured using special controls (e.g., performance standards, post-market surveillance, patient registries and FDA guidelines). Class III devices (e.g., life-sustaining or life-supporting implantable devices or new devices which have been found not to be substantially equivalent to legally marketed devices) require the highest level of control, generally requiring pre-market approval by the FDA to ensure their safety and effectiveness. Our products are Class II devices.

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

Sales of medical devices outside of the United States are subject to United States export requirements and foreign regulatory requirements. Legal restrictions on the sale of imported medical devices vary from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval and the requirements may differ. Our Certificate of Export from the United States Department of Health and Human Services has expired and we will seek to renew it. However, a specific foreign country in which we wish to sell our products may not accept or continue to accept the Certificate of Export. Entry into the European Economic Area market also requires prior certification of our quality system and product documentation. We achieved CE marking in August 2000, allowing a launch into the European marketplace. Maintenance of the CE marking status requires annual audits of the quality system and technical documentation by our European Notified Body, TUV Rheinland. The most recent audit was completed in February 2023.

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

Employees

As of March 31, 2024, we employed 22 full-time and 2 part-time individuals, of which 2 full-time and 2 part-time are engaged directly in research, development, and regulatory activities, 8 full-time in manufacturing/operations, 7 full-time in marketing and sales, and 5 full-time time in administrative positions. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

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

Among the factors that could cause future results and financial condition to be materially different from expectations are:

Our products may not be accepted by the market. The success of our products and our financial condition depends on the acceptance of AEM products by the medical community in commercially viable quantities during fiscal year 2024 and beyond. We cannot predict how quickly or how broadly AEM products will be accepted by the medical community. We need to continually educate the marketplace about the potential hazards involved in the use of conventional electrosurgical products during MIS procedures and the expected benefits associated with the use of AEM products. If we are unsuccessful in educating the marketplace about our technology and the hazards of conventional instruments, we will not create sufficient demand by hospitals and surgeons for AEM products and our financial condition, results of operations and cash flows could be adversely affected.

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

We may need additional funding to support our operations. We were formed in 1991 and have incurred losses of approximately $22 million since that date. We have primarily financed research, development and operational activities with issuances of our common stock and warrants, the exercise of stock options to purchase our common stock, loans, and, in some years, by operating profits. For the fiscal year ended March 31, 2024, our cash provided by operations was $144,000. At March 31, 2024, we had cash and equivalents of $43,000. If we are unable to maintain cash flows sufficient to support ongoing operations, we will need to seek additional financing. There is no assurance that we will be able to raise additional capital on acceptable terms or at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders could be diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds through debt financing, which may involve restrictive covenants, our ability to operate our business may be restricted. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, our business, results of operations and financial condition could be materially and adversely affected.

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

Our common stock is thinly traded, the prices at which it trades are volatile and the buying or selling actions of a few shareholders may adversely affect our stock price. As of May 31, 2024, we had a public float, which is defined as shares outstanding minus shares held by our officers, directors, or beneficial holders, of greater than 10% of our outstanding common stock, of 7,400,465 shares, or 62% of our outstanding common stock. The average number of shares traded in any given day over the past year has been relatively small compared to the public float. Thus, the actions of a few shareholders either buying or selling shares of our common stock may adversely affect the price of the shares. Historically, thinly traded securities such as our common stock have experienced extreme price and volume fluctuations that do not necessarily relate to operating performance.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of March 31, 2024, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive, principal operating and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting at March 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of March 31,2024, our internal control over financial reporting was not effective.

Our internal controls are not effective for the following reason: (i) there is an inadequate segregation of duties consistent with control objectives as management is comprised of only two persons, one of which is our principal executive officer and the other is the principal financial officer.

In order to mitigate the foregoing material weaknesses, we have engaged an outside accounting consultant with significant experience in the preparation of financial statements in conformity with GAAP to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity with GAAP. We will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate.

We would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will continue to reassess this matter to determine whether improvement in segregation of duty is feasible. In addition, we would need to expand our board to include independent members.

Going forward, we intend to evaluate our processes and procedures and, where practicable and resources permit, implement changes in order to have more effective controls over financial reporting.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 1B. Unresolved Staff Comments

Not required for small reporting companies.

Item 1C.  Cybersecurity

Cybersecurity Risk Management and Strategy

We have not yet developed a cybersecurity risk management program, though we are in the process of assessing the potential risks. As of this time, we have determined that risks from cybersecurity threats have not materially affected and are not reasonably likely to materially affect our business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our Board of Directors is responsible for overseeing our enterprise risk management activities. The Board of Directors receives an update on our risk management process and the risk trends related to cybersecurity at least annually. Additionally, on a quarterly basis, the Audit Committee will receive updates from Management on cybersecurity.

Item 2. Properties

We lease 28,696 square feet of office and manufacturing space under noncancelable lease agreements through October 31, 2026 at 6797 Winchester Circle, Boulder, Colorado. We believe that our existing facilities are adequate for our current operations.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

During our fiscal years 2024 and 2023, our common stock has been quoted on the Pink tier, operated by the OTC Markets Group, Inc. The ticker symbol “ECIA” has been assigned to our common stock for over-the-counter quotations.

We have never paid cash dividends on our common stock and have no present plans to do so. We presently intend to retain any cash generated from operations in the future for use in our business. As of March 31, 2024, there were approximately 68 holders of record of our common stock.

Recent Sales of Unregistered Securities

During the fiscal year ended March 31, 2024, there were no sales of unregistered securities by the Company that were not previously reported on a Form 8-K or Form 10-Q.

.

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

Possibility of Operating Losses. We have an accumulated deficit of $22,617,329 at March 31, 2024. We have made significant strides toward improving our operating results. However, due to the ongoing need to develop new products, the need to develop, optimize and train our sales distribution network and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss in future periods.

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

Research and Development Expenses. Research and development expenses are expected to increase to support expansion to our AEM product line, which will further expand the instrument options for the surgeon. New refinements to AEM product lines are planned for introduction in fiscal year 2025.

Results of Operations

Net Product revenue. Net product revenue for the fiscal year ended March 31, 2024 (“FY24”) was $6,431,969, and for the fiscal year ended March 31, 2023 (“FY23”), net revenue was $6,885,158, or a decrease of 7%. Product revenue for the fiscal year ended March 31, 2024 decreased primarily because of the decrease in non-essential surgical procedures performed during this period.

Net Service revenue. Net service revenue for FY24 was $153,913, and for FY23 net service revenue was $463,356. Net service revenue for FY23 was for engineering services performed under a Master Services Agreement with Auris Health, Inc. (“Auris Health”). Auris Health is a part of the Johnson & Johnson family of companies. Under the agreement, we collaborated on the integration of AEM technology into monopolar instrumentation produced by Auris Health for advanced surgical applications.

Gross profit. Gross profit in FY24 was $3,135,962, which represented a decrease of $896,571, or 22%, from gross profit in FY23 of $4,032,533. Gross profit margin was 48% of net product revenue for FY24 and 55% of net product revenue for FY 23. Gross profit decreased in FY24 from FY23 due principally to higher product vendor costs and increased inventory reserves. In FY23 we had high margin service revenue. Our product revenue from GPOs in FY23 was approximately 79% of our total product revenue. In FY24, we had increased product vendor costs that were not allowed to be passed on to our GPO customers for the fiscal year and resulted in a compressed gross profit margin.

Sales and marketing expenses. Sales and marketing expenses were $1,634,124 in FY24, a decrease of $398,291, or 20%, from $2,032,415 in FY23. The decrease was because of decreased commissions on decreased revenue.

General and administrative expenses. General and administrative expenses were $1,520,727 in FY24, an increase of $33,931 or 2%, from $1,486,796 in FY23. The increase was because of increased regulatory fees.

Research and development expenses. Research and development expenses were $621,894 in FY24, a decrease of $196,225 or 24%, from $816,119 in FY23. The decrease was the result of decreased compensation and outside services.

Other (expense), net. Other (expense), net of $51,000 for FY24 was primarily for interest expense of $62,373.

Net (loss). Net (loss) in FY24 of $691,783 represented a loss increase of $367,838 compared to FY23 net loss of $323,945. The net loss increase was principally because of lower product and service revenue and was partially offset by decreased operating expenses.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock, loans and, in some years, by operating profits. To date, common stock and additional paid in capital totaled $24,371,795 from our inception through March 31, 2024. Our operations provided $144,389 and used $861,485 of cash in FY24 and FY23, respectively, on net revenue of $6,585,882 and $7,348,514 in FY24 and FY23, respectively. Working capital was $1,206,252 at March 31, 2024 compared to $1,993,777 at March 31, 2023. The decrease in working capital was primarily caused by the FY24 net loss and decreased inventories. Current liabilities were $1,220,022 at March 31, 2024 compared to $1,130,826 at March 31, 2023.

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

We believe that the unique performance of AEM technology and our breadth of independent endorsements provide an opportunity for market share growth. We believe that the market awareness of AEM technology and its endorsements is continually improving and that this will benefit revenue efforts in FY 25. We believe that we enter FY 25 having achieved improvements in the clinical credibility of our technology. Our FY 25 operating plan is focused on growing revenue, increasing gross profits, increasing research and development costs while increasing profits and positive cash flows. We cannot predict with certainty the expected revenue, gross profit, net income or loss and usage of cash, cash equivalents and restricted cash for FY 25. We believe that cash resources and borrowing capacity will be sufficient to fund our operations for at least the next twelve months under our current operating plan. If we are unable to manage business operations in line with our budget expectations, it could have a material adverse effect on business viability, financial position, results of operations and cash flows. Further, if we are not successful in sustaining profitability and remaining at least cash flow break-even, additional capital may be required to maintain ongoing operations.

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

Income Taxes

As of March 31, 2024, net operating loss carryforwards totaling approximately $8.9 million were available to reduce taxable income in the future. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in fiscal year 2025. We have not paid income taxes since our inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including changes in our ownership. We have established a valuation allowance for the entire amount of our deferred tax asset since inception due to our history of losses. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed.

Off-Balance Sheet Financing Arrangements

We do not utilize variable interest entities or other off-balance sheet financial arrangements.

Contractual Obligations

Effective November 9, 2017, we extended our noncancelable lease agreement through July 31, 2024, and further extended it through October 31, 2026, for our facilities at 6797 Winchester Circle, Boulder, Colorado. Lease expense was $357,503 for the fiscal year ended March 31, 2024 and $329,255 for the fiscal year ended March 31, 2023. The minimum future lease payment, by fiscal year, as of March 31, 2024 is as follows:

Fiscal Year	Amount
2025	$370,377
2026	430,398
2027	266,212
Total	$1,066,987

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

The minimum future EIDL payment, by fiscal year, as of March 31, 2024 is as follows:

Fiscal Year	Amount
2025	$3,208
2026	3,331
2027	3,457
2028	3,587
Thereafter	146,689
Total	$156,685

During June 2020, we entered into a note agreement with U.S. Bank for $92,000. The note is for five years at a 5% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment.

The minimum future U.S. Bank payment, by fiscal year, as of March 31, 2024 is as follows:

Fiscal Year	Amount
2024	18,400
2025	13,800
Total	$32,200

During September 2022, we entered into a note agreement with U.S. Bank for $115,004. The note is for five years at a 6% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment.

The minimum future principal U.S. Bank payment, by fiscal year, as of December 31, 2023 is as follows:

Fiscal Year	Amount
2025	23,794
2026	23,794
2027	23,794
2028	5,949
Total	$77,331

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 Years	More than 5 Years
Lease obligations	$1,141,875	$415,667	$726,208	$—	$—
EIDL note	156,685	3,208	6,788	7,174	139,515
U.S. Bank note	32,200	18,400	13,800	—	—
U.S. Bank note	77,331	23,794	47,588	5,949	—
Totals	$1,408,091	$461,069	$794,384	$13,123	$139,515

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

Item 8. Financial Statements and Supplementary Data

The following financial statements are included in this Report:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Encision, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Encision, Inc. (the Company) as of March 31, 2024, and the related statements of operations, shareholders’ equity, and cash flows for the year then ended and the related notes (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The financial statements of the Company as of March 31, 2023, were audited by other auditors whose report dated June 28, 2023, expressed an unqualified opinion on those statements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory Valuation - Finished Goods

The Company’s inventories consist of finished goods and raw materials, which are manufactured or purchased for use in the Company’s finished goods. The Company offers several different products to its customers. The cost of the internally produced inventory is a combination of raw materials, labor to convert those materials to components of the inventory to finished goods, and an allocation of overhead and related costs. Significant judgment is exercised by the Company in determining the components of the costs of inventory and includes the determination of which costs to include at each manufacturing phase, including overhead allocation and materials used for production of finished goods, and monitoring the appropriate absorption of the overhead cost and correcting the hourly rate when necessary

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company's inventory included the following:

-	We assessed the reasonableness of costs and the appropriate application of management’s significant accounting policies related to inventory, including determination of inventory obsolescence reserve.
-	We selected a sample of finished goods and raw materials and performed detailed testing over the items selected, including but not limited to the following:
o	Agreed the bill of materials source documents for each selection, including raw materials value, labor, and overhead allocations, and any other items relevant to price verification.
o	Agreed a selection of raw materials to the source documents, invoices, and any other items relevant to price verification
o	Tested managements identification and application of the overhead calculation and labor cost

July 12, 2024

We have served as the Company’s auditor since 2024.

Los Angeles, California

PCAOB ID Number 6580

 Encision Inc.

Balance Sheets

	March 31, 2024	March 31, 2023
ASSETS
Current assets:
Cash	$42,509	$188,966
Accounts receivable	891,129	920,721
Inventories	1,402,338	1,899,202
Prepaid expenses and other assets	90,298	115,714
Total current assets	2,426,274	3,124,603
Equipment:
Furniture, fixtures and equipment	2,627,726	2,615,676
Accumulated depreciation	(2,373,722)	(2,312,400)
Equipment, net	254,004	303,276
Right of use asset, net	900,787	496,004
Patents, net	164,010	163,133
Other assets	65,641	46,953
TOTAL ASSETS	$3,810,716	$4,133,969
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$346,049	$252,957
Line of credit	156,685	177,402
Secured notes	42,194	44,491
Accrued compensation	184,913	217,724
Other accrued liabilities	119,804	84,578
Accrued lease liability	370,377	353,674
Total current liabilities	1,220,022	1,130,826
Long-term liability:
Secured notes	67,336	268,512
Accrued lease liability	696,610	239,820
Total liabilities	1,983,968	1,639,158
Commitments and contingencies (Note 4)
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 11,858,627 issued and outstanding at March 31, 2024 and 11,769,543 at March 31, 2023	24,371,795	24,348,075
Accumulated (deficit)	(22,545,047)	(21,853,264)
Total shareholders’ equity	1,826,748	2,494,811
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,810,716	$4,133,969

The accompanying notes to financial statements are an integral part of these statements.

Encision Inc.

Statements of Operations

Years Ended	March 31, 2024	March 31, 2023
NET REVENUE:
Product	$6,431,969	$6,885,158
Service	153,913	463,356
Total revenue	6,585,882	7,348,514

COST OF REVENUE:
Product	3,370,855	3,313,620
Service	79,065	2,361
Total cost of revenue	3,449,920	3,315,981
GROSS PROFIT	3,135,962	4,032,533
OPERATING EXPENSES:
Sales and marketing	1,634,124	2,032,415
General and administrative	1,520,727	1,486,796
Research and development	621,894	816,119
Total operating expenses	3,776,745	4,335,330
OPERATING (LOSS)	(640,783)	(302,797)
OTHER (EXPENSE):
Interest expense, net	(62,373)	(19,529)
Other income, (expense) net	11,373	(1,619)
Interest expense and other income, expense, net	(51,000)	(21,148)
(LOSS) BEFORE PROVISION FOR INCOME TAXES	(691,783)	(323,945)
Provision for income taxes	—	—
NET (LOSS)	$(691,783)	$(323,945)
Net (loss) per share—basic and diluted	$(0.06)	$(0.03)
Weighted average shares—basic and diluted	11,770,391	11,762,995

The accompanying notes to financial statements are an integral part of these statements.

Encision Inc.

Statements of Shareholders’ Equity

	Shares of Common Stock	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
BALANCES AT MARCH 31, 2022	11,719,543	$24,275,183	$(21,529,319)	$2,745,864
Net loss	—	—	(323,945)	(323,945)
Compensation expense related to stock based compensation	—	51,892	—	51,892
Options exercised	50,000	21,000	—	21,000
BALANCES AT MARCH 31, 2023	11,769,543	$24,348,075	$(21,853,264)	$2,494,811
Net loss	—	—	(691,783)	(691,783)
Compensation expense related to stock based compensation	—	53,552	—	53,552
Options exercised	89,084	(29,832)	—	(29,832)
BALANCES AT MARCH 31, 2024	11,858,627	$24,371,795	$(22,545,047)	$1,826,748

The accompanying notes to financial statements are an integral part of these statements.

Encision Inc.

Statements of Cash Flows

Years Ended	March 31, 2024	March 31, 2023
Cash flows provided by (used in) operating activities:
Net (loss)	$(691,783)	$(323,945)
Adjustments to reconcile net (loss) income to net cash (used in) operating activities:
Depreciation and amortization	85,218	86,906
Stock-based compensation expense related to stock options	53,552	51,892
Provision for inventory obsolescence	12,000	15,000
Change in operating assets and liabilities:
Right of use asset, net	68,710	(42,912)
Accounts receivable	29,592	26,902
Inventories	484,866	(329,881)
Prepaid expenses and other assets	6,728	(8,294)
Accounts payable	93,092	(323,423)
Accrued compensation and other accrued liabilities	2,414	(13,730)
Net cash provided by (used in) operating activities	144,389	(861,485)
Cash flows (used in) investing activities:
Acquisition of property and equipment	(12,050)	(173,269)
Patent costs	(24,773)	(10,030)
Net cash (used in) investing activities	(36,823)	(183,299)
Cash flows provided by (used in) financing activities:
Borrowings from (paydown of) credit facility, net change	(20,717)	239,752
Borrowings from (paydown of) secured notes	(203,473)	23,353
Net proceeds (payments) from exercise of stock options	(29,833)	21,000
Net cash provided by (used in) financing activities	(254,023)	284,105
Net (decrease) in cash	(146,457)	(760,679)
Cash, beginning of fiscal year	188,966	949,645
Cash, end of fiscal year	$42,509	$188,966

Supplemental disclosure of non-cash investing activity information:
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$62,373	$19,529

The accompanying notes to financial statements are an integral part of these statements.

ENCISION INC.

NOTES TO FINANCIAL STATEMENTS

1.       Description of Business and Basis of Presentation

Encision Inc. is a medical device company that designs, develops, manufactures and markets patented surgical instruments that provide greater safety to patients undergoing minimally-invasive surgery. We believe that our patented AEM® surgical instrument technology is changing the marketplace for electrosurgical devices and instruments by providing a solution to a well-documented risk in laparoscopic surgery. Our sales to date have been made primarily in the United States. Sales included $311,104 from Australia and $48,861 from New Zealand.

We have an accumulated deficit of $22,545,047 at March 31, 2024. Operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock, loans, and by operating profits. Our liquidity has diminished because of prior years’ operating losses, and we may be required to seek additional capital in the future.

Our strategic marketing and sales plan is designed to expand the use of our products in surgically active hospitals in the United States.

In February 2024, we signed a Proof-of-Concept Services Agreement with Vicarious Surgical Inc. (“Vicarious”). The Vicarious robot design intends to maximize visualization, precision, and control of instruments in robotic-assisted minimally invasive surgery.

We had (net loss) available to shareholders of $(691,783) and $(323,945) for the fiscal years ended March 31, 2024 and 2023, respectively. At March 31, 2024, we had $42,509 in cash available to fund future operations. We increased our pricing on products to mitigate somewhat our higher material costs. We have a line of credit for up to $1 million, restricted by eligible receivables. Management concludes that it is probable that our cash resources and line of credit will be sufficient to meet our cash requirements for twelve months from the issuance of the financial statements

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern.

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

Concentration of Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents, and accounts receivable. The carrying value of all financial instruments approximates fair value. The amount of cash on deposit with financial institutions occasionally exceeds the $250,000 federally insured limit at March 31, 2024. However, we believe that cash on deposit that exceeds $250,000 in the financial institutions is financially sound and the risk of loss is minimal.

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

The accounts receivable balance at March 31, 2024 of $891,129 included no more than 11% from any one customer. The accounts receivable balance at March 31, 2023 of $920,721 included no more than 8% from any one customer.

Warranty Accrual. We provide for the estimated cost of product warranties at the time sales are recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is based upon historical experience and is also affected by product failure rates and material usage incurred in correcting a product failure. Should actual product failure rates or material usage costs differ from our estimates, revisions to the estimated warranty liability would be required. There was no warranty accrual at March 31, 2024.

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

At March 31, 2024 and 2023, inventory consisted of the following:

	March 31, 2024	March 31, 2023
Raw materials	$1,044,161	$1,424,366
Finished goods	358,177	474,836

Total net inventories	$1,402,338	$1,899,202

For the fiscal year 2024, Encision added $153,511 in additional inventory reserve and wrote off $141,511 in inventory. In fiscal year 2023, Encision added $49,917 in inventory reserve and wrote off $34,917 in previously reserved inventory. No inventory reserve was reduced from the prior year. Total Raw Materials reserve for fiscal year 2024 is $53,948 and $32,107 for fiscal year 2023. Finished goods reserve for fiscal year 2024 is $9,052 and $18,893 in fiscal year 2023.

Right of Use Assets and Lease Liabilities. We determine if an arrangement includes a lease at the inception of the agreement and the right-of-use asset and lease liability is determined at the lease commencement date and is based on the present value of estimated lease payments. Our lease agreements contain both fixed and variable lease payments, none of which are based on a rate or an index. Fixed lease payments are included in the determination of the right-of-use asset and lease liability. Variable lease payments that are not based on a rate or index are expensed when incurred. The present value of estimated lease payments is determined utilizing the rate implicit in the lease agreement if that rate can be determined. If the implicit rate cannot be determined, the present value of estimated lease payments is determined utilizing our incremental borrowing rate. The incremental borrowing rate is determined at the lease commencement date and is estimated utilizing similar or collateralized borrowing instruments adjusted for the terms of leasing arrangement as necessary. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. The lease agreement is for our building. The original lease is from June 3, 2004 and was amended in August 2023 to extend the term until October 31, 2026. The balances as of March 2024 and 2023, for the Right of Use Asset were $900,787 and $496,004, respectively. The balances as of March 2024 and 2023 for Lease Liabilities were $1,066,987 and $593,494, respectively.

Property and Equipment. Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally three to seven years. We use the straight-line method of depreciation for property and equipment. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized. Depreciation expense for the years ended March 31, 2024 and 2023 was $61,322 and $59,290, respectively. Property and equipment additions for the years ended March 31, 2024 and 2023 were $12,050 and $173,269, respectively. Property and equipment is comprised principally of equipment and is depreciated over seven years.

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

Patents. The costs of applying for patents are capitalized and amortized on a straight-line basis over the lesser of the patent’s economic or legal life (20 years from the date of application in the United States). Capitalized costs are expensed if patents are not issued. We review the carrying value of our patents periodically to determine whether the patents have continuing value and such reviews could result in the conclusion that the recorded amounts have been impaired. A summary of our patents at March 31, 2024 and 2023 is as follows:

	March 31, 2024	March 31, 2023
Patents issued	436,831	$432,345
Write off of obsolete patents	—	(2,500)
Accumulated amortization	(315,530)	(292,066)
Patents issued, net of accumulated amortization	121,301	137,779
Patent applications	57,897	37,733
Accumulated amortization	(15,188)	(12,380)
Patent applications, net of accumulated amortization	42,709	25,353
Total net patents and patent applications	$164,010	$163,132

The expected annual amortization expense related to patents and patent applications as of March 31, 2024, for the next five fiscal years, is as follows:

Fiscal Year	Amount
2025	$20,104
2026	19,150
2027	18,332
2028	17,841
Thereafter	88,583
Total	$164,010

Other Accrued Liabilities. At March 31, 2024 and 2023, other accrued liabilities consisted of the following:

	March 31, 2024	March 31, 2023
Sales commissions	$9,794	$34,668
Sales and use tax	13,006	12,769
Marketing fees	21,217	13,788
Payroll taxes, payroll	45,172	16,883
Miscellaneous	30,615	6,470
Total other accrued liabilities	$119,804	$84,578

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

There are open statutes of limitations for taxing authorities in federal and state jurisdictions to audit the Company’s tax returns from fiscal year ended March 31, 2003 through the current period. Our policy is to account for income tax related interest and penalties in income tax expense in the statements of operations. There have been no income tax related interest or penalties assessed or recorded. The Company has provided a full valuation allowance on all of its deferred tax assets.

Revenue Recognition. We record revenue at a single point in time, when control is transferred to the customer, which is consistent with past practice. We will continue to apply our current business processes, policies, systems and controls to support recognition and disclosure. Our shipping policy is FOB Shipping Point. We recognize revenue from sales to stocking distributors when there is no right of return, other than for normal warranty claims. We have no ongoing obligations related to product sales, except for normal warranty obligations. As presented on the Statement of Operations our revenue is disaggregated between product revenue and service revenue. As it relates specifically to product revenue, we do not believe further disaggregation is necessary as substantially all our product revenue comes from multiple products within a line of medical devices. Our engineering service contracts are billed on a time and materials basis and revenue is recognized over time as the services are performed.

We determine revenue recognition through the following steps: (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract (where revenue is allocated on a relative standalone selling price basis by maximizing the use of observable inputs to determine the standalone selling price for each performance obligation); and (5) recognition of revenue when, or as, we satisfy a performance obligation.

Topic 606 requires the disaggregation of revenue into broad categories, which we have defined as shown below.

	March 31, 2024	March 31, 2023
Product revenue	$6,431,969	$6,885,158
Service revenue	153,913	463,356
Total revenues	$6,585,882	$7,348,514

Sales Taxes. We collect sales tax from customers and remit the entire amount to each respective state. We recognize revenue from product sales net of sale taxes.

Research and Development Expenses. We expense research and development costs for products and processes as incurred.

Advertising Costs. We expense advertising costs as incurred. Advertising expense for the years ended March 31, 2024 and 2023 was minimal.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our statements of operations for fiscal years 2024 and 2023 included compensation expense for share-based payment awards granted prior to, but not yet vested as of March 31, 2024, based on the grant date fair value. Compensation expense for all share-based payment is recognized using the straight-line, single-option method. As stock-based compensation expense recognized in the accompanying statements of operations for fiscal years 2024 and 2023 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Stock-based compensation expense recognized under ASC 718 for fiscal years 2024 and 2023 was $53,552 and $51,892, respectively, which consisted of stock-based compensation expense related to director and employee stock options.

Stock-based compensation expense related to director and employee stock options under ASC 718 for fiscal years 2024 and 2023 was allocated as follows:

Years Ended	March 31, 2024	March 31, 2023
Cost of sales	$134	$631
Sales and marketing	7,261	7,009
General and administrative	41,180	39,630
Research and development	4,977	4,622
Stock-based compensation expense	$53,552	$51,892

Segment Reporting. We have concluded that we have two operating segments, product and service. Product designs, develops, manufactures and markets patented surgical instruments. Service performs electrical engineering activities for external entities.

	Year Ended March 31, 2024			Year Ended March 31, 2023
	Product	Service	Total	Product	Service	Total
Net revenue	$6,431,969	$153,913	$6,585,882	$6,885,158	$463,356	$7,348,514
Cost of revenue	3,370,855	79,065	3,449,920	3,313,620	2,361	3,315,981
Gross profit	3,061,114	74,848	3,135,962	3,571,538	460,995	4,032,533
Operating income (loss)	(715,631)	74,848	(640,783)	(763,792)	460,995	(302,797)
Depreciation and amortization	85,218	—	85,218	86,906	—	86,906
Capital expenditures	12,050	—	12,050	173,269	—	173,269
Equipment and patents, net	$418,014	$—	$418,014	$466,409	$—	$466,409

Basic and Diluted Income per Common Share. Net income per share is calculated in accordance with ASC Topic 260, "Earnings Per Share" ("ASC 260"). Under the provisions of ASC 260, basic net income per common share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing the net income for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. Because we had a loss in fiscal years 2024 and 2023, the shares used in the calculation of dilutive potential common shares exclude options to purchase shares.

The following table presents the calculation of basic and diluted net income (loss) per share:

Years Ended	March 31, 2024	March 31, 2023
Net income (loss)	$(691,783)	$(323,945)
Weighted-average shares — basic	11,770,391	11,762,995
Effect of dilutive potential common shares	—	—
Weighted-average shares — basic and diluted	11,770,391	11,762,995
Net loss per share — basic and diluted	$(0.06)	$(0.03)
Antidilutive equity units	751,000	1,049,000

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

Under ASC 718, the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of financial information in accordance with ASC 718. The use of a Black-Scholes model requires the use of actual employee exercise behavior data and the use of a number of assumptions including expected volatility, risk-free interest rate and expected dividends. Employee stock options for 120,000 and 155,000 shares of stock were granted during fiscal years 2024 and 2023, respectively.

As of March 31, 2024, $145,000 of total unrecognized compensation costs related to nonvested stock is expected to be recognized over a period of five years. During the year ended March 31, 2024, various fully vested five-year stock options to purchase 328,916 shares of common stock of us previously granted to board members and employees expired unexercised.

The assumptions for employee stock options are summarized as follows:

Year Ended	March 31, 2024
Dividend yield	0%
Expected volatility	87% to 93%
Risk-free interest rate	4.05% to 4.64%
Expected life (in years)	5.0
Stock price	$0.39 to $0.75
Exercise price	$0.33 to $0.38

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

Stock-based compensation expense related to director and employee stock options under ASC 718 for fiscal years 2024 and 2023 was allocated as follows:

Years Ended	March 31, 2024	March 31, 2023
Cost of sales	$134	$631
Sales and marketing	7,261	7,009
General and administrative	41,180	39,630
Research and development	4,977	4,622
Stock-based compensation expense	$53,552	$51,892

The total fair value of options granted was computed to be approximately $40,025 and $56,600 for the fiscal years ended March 31, 2024 and 2023, respectively. For disclosure purposes, these amounts are amortized ratably over the vesting periods of the options. Effects of stock-based compensation, net of the effect of forfeitures, totaled $53,552 and $51,892 for fiscal years 2024 and 2023, respectively.

The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the use of assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options. A summary of our stock option activity and related information for equity compensation plans approved by security holders for each of the fiscal years ended March 31, 2024 and 2023 is as follows:

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT MARCH 31, 2022	1,061,000	$0.65
Granted	155,000	0.51
Exercised	(50,000)	0.42
Forfeited/expired	(117,000)	0.47
BALANCE AT MARCH 31, 2023	1,049,000	0.66
Granted	120,000	0.44
Exercised	(89,084)	0.34
Forfeited/expired	(328,916)	0.44
BALANCE AT MARCH 31, 2024	751,000	$0.75

The following table summarizes information about employee stock options outstanding and exercisable at March 31, 2024:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$0.34 - $0.35	80,000	1.5	$0.35	77,072	$0.35
$0.39 - $0.50	260,000	1.3	$0.45	118,366	$0.46
$0.51 - $1.40	411,000	3.4	$1.02	196,026	$1.07
	751,000	2.5	$0.75	391,464	$0.74

The 751,000 options outstanding as of March 31, 2024 are nonqualified stock options. The exercise price of all options granted through March 31, 2024 has been equal to or greater than the fair market value, as determined by our Board of Directors or based upon publicly quoted market values of our common stock on the date of the grant.

The following table sets forth options to acquire shares of our common stock granted to Executive Officers during the fiscal year ended March 31, 2024.

Name	Grant Date	Number of securities underlying options (#)	Exercise price of option awards ($/Sh)	Grant date fair value of option awards ($) (1)
Gregory J. Trudel	10/19/23	10,000	.46	3,371
Brian Jackman	―	—	—	—
Mala Ray	10/19/23	10,000	.46	3,371

Name	Number of Securities underlying unexercised options (#)exercisable	Number of Securities underlying unexercised options (#) unexercisable	Option exercise price ($/Sh)	Option expiration Date
Gregory J. Trudel	4,631	369	0.35	11/12/24
	8,422	1,578	0.41	03/12/25
	7,272	2,728	0.50	11/12/25
	37,000	38,000	1.40	01/13/27
	30,800	39,200	1.35	04/19/27
	4,684	5,352	0.51	02/09/28
	—	10,000	0.46	01/19/29

Brian Jackman	4,631	369	0.35	11/12/24
	4,100	900	0.55	05/25/25
	7,272	2,728	0.50	11/12/25
	4,933	5,067	1.40	01/13/27
	4,183	10,817	0.51	02/09/28

Mala Ray	19,767	233	0.44	07/22/24
	4,631	369	0.35	11/14/24
	7,272	2,728	0.50	11/12/25
	7,400	7,600	1.40	01/13/27
	6,972	18,028	0.51	02/09/28
	—	10,000	0.46	01/19/29

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

Our operating lease includes the use of real property. We have not identified any material finance leases as of March 31, 2024.

For the years ended March 31, 2024 and 2023, we had $329,255 and $357,644, respectively, for lease expense.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of March 31, 2024:

Fiscal Year	Amount
2025	$415,667
2026	455,542
2027	270,666
Total operating lease payments	$1,141,875
Less imputed interest	(74,888)
Total operating lease liabilities	$1,066,987
Weighted-average remaining lease term	2.6 years
Weighted-average discount rate	5.0%

On November 15, 2023, we entered into a loan and security agreement with Pathward, N.A. The loan is due on demand and has no financial covenants. Under the agreement, we were provided with a line of credit that is not to exceed the lesser of $1,000,000 or 85% of eligible accounts receivable. The interest rate is prime rate plus 0.5%, with a floor of 6.75%, plus a monthly maintenance fee of 0.4%, based on the average monthly loan balance. Interest is charged on a minimum loan balance of $300,000, a loan fee of 0.5% at closing and annually, and an exit fee of 3%, 2% and 1% during years one, two and three, respectively.

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

The minimum future EIDL payment, by fiscal year, as of March 31, 2024 is as follows:

Fiscal Year	Amount
2024	3,091
2025	3,208
2026	3,331
2027	3,457
Thereafter	148,744
Total	$161,831

During September 2020, we entered into a note agreement with U.S. Bank for $92,000. The note is for five 5 years at a 5% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment.

The minimum future U.S. Bank payment, by fiscal year, as of March 31, 2024 is as follows:

Fiscal Year	Amount
2024	18,400
2025	13,800
Total	$32,200

During June 2022, we entered into a note agreement with U.S. Bank for $118,970. The note is for five years at a 6% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment.

The minimum future principal U.S. Bank payment, by fiscal year, as of March 31, 2024 is as follows:

Fiscal Year	Amount
2025	23,794
2026	23,794
2027	23,794
2028	5,949
Total	$77,331

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine our and their compliance with these regulations. As of March 31, 2024, we believe we were in substantial compliance with all known regulations. FDA inspections are conducted periodically at the discretion of the FDA. We were last inspected in October 2019.

Our obligation with respect to employee severance benefits is minimized by the “at will” nature of the employee relationships. Our total obligation with respect to contingent severance benefit obligations was none as of March 31, 2024 and 2023.

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

Income tax provision (benefit) for income taxes is summarized below:

Years Ended	March 31, 2024	March 31, 2023
Current:
Federal	$—	$—
State	—	—
Total current	—	—

Deferred:
Federal	22,000	(12,000)
State	4,000	(1,000)
Total deferred	26,000	(13,000)
Valuation allowance	(26,000)	13,000

Total	$—	$—

The following is a reconciliation between the effective rate and the federal statutory rate:

Years Ended	March 31, 2024	March 31, 2023
Expected income tax rate	$(145,000)	$(68,000)
State income taxes, net of federal tax benefit	(28,000)	(13,000)
Other permanent differences	(10,000)	12,000
Research credits	(8,000)	—
Change in valuation allowance	191,000	69,000
Income tax expense	$—	$—

The components of the net accumulated deferred income tax asset (liability) are as follows:

Years Ended	March 31, 2024	March 31, 2023
Other deferred assets	$16,000	$42,000
Valuation allowance	(16,000)	(42,000)
Current deferred tax assets	—	—

Credits and net operating loss carryforwards	2,616,000	1,829,000
Valuation allowance	(2,616,000)	(1,829,000)
Long-term deferred tax assets	—	—

Total deferred tax assets	—	—
Valuation allowance	—	—
Long-term deferred tax liabilities	—	—

Total deferred tax liabilities	—	—

Net deferred tax assets (liabilities)	$—	$—

The primary components of our deferred tax assets are described below:

Years Ended	March 31, 2024	March 31, 2023
Differences in reporting long-term assets	$16,000	$42,000
Credits and net operating loss carryforwards	2,616,000	1,829,000
Less valuation allowance	(2,600,000)	(1,871,000)
Total deferred tax assets	$—	$—

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

As of March 31, 2024, we had approximately $8.9 million of net operating loss carryovers for tax purposes. Additionally, we have approximately $384,000 of research and development tax credits available to offset future federal income taxes. The net operating loss and credit carryovers begin to expire in the fiscal year ended March 31, 2025. In fiscal years ended after March 31, 2024, net operating losses expire at various dates through March 31, 2045. The Internal Revenue Code contains provisions, which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests.

6.       Major Customers/Suppliers

We depend on sales that are generated from hospitals’ ongoing usage of AEM surgical instruments. In fiscal year 2024, we generated sales from over 300 hospitals that have changed to AEM products. Three vendors accounted for approximately 47% of our inventory purchases.

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

8.       Related Party Transaction

We paid consulting fees of $32,032 and $55,715 to an entity owned by one of our directors in fiscal years 2024 and 2023, respectively.

9.      Subsequent Events

Management evaluated all of our activity and concluded that, as of the date the financial statements were issued, no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On October 17, 2023, we were notified that Gries & Associates, LLC (“Gries”), our independent registered public accounting firm, had completed a sale of its customers to GreenGrowth CPAs Inc. (“GreenGrowth”). As a result of this transaction, Gries resigned its engagement with us immediately.

On October 18, 2023, upon the approval of our Audit Committee, we engaged GreenGrowth as our new independent registered public accounting firm for our fiscal year ending March 31, 2023 and interim periods.

Gries’ reports on our financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. The report had been prepared assuming that we would continue as a going concern and included an explanatory paragraph regarding our ability to continue as a going concern as result of recurring losses and a deficiency in shareholders’ equity.

During the years ended March 31, 2023 and 2022, and the subsequent period through October 17, 2023, there were (i) no disagreements (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between us and Gries on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Gries’ satisfaction, would have caused Gries to make reference thereto in its reports on the financial statements for such years; and (ii) no “reportable events” within the meaning of Item 304(a)(1)(v) of Regulation S-K, except that Gries advised us of material weaknesses in its internal control over financial reporting as of March 31, 2023 and 2022.

During our two most recent fiscal years ended March 31, 2023 and 2022, and the subsequent interim period through the date of its engagement, we did not consult with GreenGrowth regarding either of the following: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and GreenGrowth did not provide a written report or oral advice on any accounting, auditing or financial reporting issue that GreenGrowth concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions, or a “reportable event,” as described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of March 31, 2024, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive, principal operating and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records, that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting at March 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of March 31,2024, our internal control over financial reporting was not effective.

Our internal controls are not effective for the following reason: (i) there is an inadequate segregation of duties consistent with control objectives as management is comprised of only two persons, one of which is our principal executive officer and the other is the principal financial officer.

In order to mitigate the foregoing material weaknesses, we have engaged an outside accounting consultant with significant experience in the preparation of financial statements in conformity with GAAP to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity with GAAP. We will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate.

We would need to hire additional staff to provide greater segregation of duties. Currently, it is not feasible to hire additional staff to obtain optimal segregation of duties. Management will continue to reassess this matter to determine whether improvement in segregation of duty is feasible. In addition, we would need to expand our board to include independent members.

Going forward, we intend to evaluate our processes and procedures and, where practicable and resources permit, implement changes in order to have more effective controls over financial reporting.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Item 9B. Other Information

During the fiscal year ended March 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2021 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2024.

Item 11. Executive Compensation.

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2021 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2021 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2024.

The following table summarizes certain information regarding our equity compensation plan as of March 31, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding equity units	Weighted-average exercise price of equity units	Number of securities remaining available for future issuance under equity units plan
Equity compensation plans approved by security holders	751,000	$0.75	349,000

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2023 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2024.

Item 14. Principal Accounting Fees and Services.

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2024 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2024.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

3.1	Articles of Incorporation of the Company, as amended. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).
3.2	Bylaws of the Company. (Incorporated by reference from Current Report on Form 8-K filed on October 30, 2007).
3.3	First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 31, 2017).
4.1	Form of certificate for shares of Common Stock. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).
4.2	Description of Capital Stock. (Incorporated by reference from Annual Report on Form 10-K filed on June 14, 2019)
10.1	Lease Agreement dated June 3, 2004 between Encision Inc. and DaPuzzo Investment Group, LLC (Incorporated by reference from Quarterly Report on Form 10-Q filed on August 12, 2004).
10.2	Encision Inc. 2007 Stock Option Plan (Incorporated by reference from Proxy Statement dated June 30, 2007). †
10.3	Encision Inc. First Amended and Restated 2014 Stock Option Plan (Incorporated by reference from Proxy Statement dated July 6, 2020). †
10.4	Employment Agreement, dated November 14, 2016, between Encision Inc. and Gregory J. Trudel (Incorporated by reference to Exhibit 10-1 to our Current Report on Form 8-K filed on November 18, 2016). †
10.5	Fifth Amendment to Office Building Lease dated November 9, 2017 (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed February 12, 2018).
10.6	PPP Promissory Note dated as of April 17, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 23, 2020).

10.8	Economic Injury Disaster Loan dated as of August 1, 2020 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 14, 2020).
10.9	US Bank Equipment Finance Note dated January 21, 2021 (incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K filed on June 23, 2021)
10.10	PPP Promissory Note dated as of February 8, 2021 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 12, 2021).
10.11	Supply Agreement dated August 23, 2021 between Auris Health, Inc. and Encision Inc. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 15, 2021).+
10.12	New Line of Credit and Security Agreement with Pathward, N.A. dated November 15, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 17, 2022)
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Section 302 Certification of Principal Executive Officer **
31.2	Section 302 Certification of Principal Financial and Accounting Officer **
32.1	Section 906 Certifications **
101	Inline interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statements of Stockholders Equity, (iv) Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements **
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).**

†	Denotes management contract or compensatory plan or arrangement.
**	Filed herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 15, 2024

ENCISION INC.

By:	/s/ Mala Ray
Mala Ray Controller Principal Accounting Officer & Principal Financial Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Mala Ray	July 15, 2024
Mala Ray Controller Principal Accounting Officer & Principal Financial Officer

/s/ Patrick W. Pace	July 15, 2024
Patrick W. Pace Director

/s/ Robert H. Fries	July 15, 2024
Robert H. Fries Director

/s/ Vern D. Kornelsen	July 15, 2024
Vern D. Kornelsen Director

/s/ Gregory J. Trudel	July 15, 2024
Gregory J. Trudel President and CEO Principal Executive Officer Director

