Form 10-Q
period 2024-06-30
ENCISION INC
filed 2024-08-14
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 21549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock no par value (Class)	11,875,145 Shares (outstanding at July 31, 2024)

ENCISION INC.

FORM 10-Q

For the Three Months ended June 30, 2024

PART I FINANCIAL INFORMATION

ITEM 1 - Condensed Unaudited Interim Financial Statements

Encision Inc.

Condensed Balance Sheets

	June 30, 2024 Unaudited	March 31, 2024 Audited
ASSETS
Current assets:
Cash	$270,444	$42,509
Accounts receivable	816,149	891,129
Inventories, net	1,318,123	1,402,338
Prepaid expenses	108,150	90,298
Total current assets	2,512,866	2,426,274
Equipment:
Furniture, fixtures and equipment, at cost	2,639,626	2,627,726
Accumulated depreciation	(2,387,866)	(2,373,722)
Equipment, net	251,760	254,004
Right of use asset	819,352	900,787
Patents, net	166,473	164,010
Other assets	69,376	65,641
TOTAL ASSETS	$3,819,827	$3,810,716
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$269,927	$346,049
Line of credit	142,736	156,685
Secured notes	40,833	42,194
Accrued compensation	210,269	184,913
Other accrued liabilities	100,209	119,804
Accrued lease liability	424,577	370,377
Total current liabilities	1,188,551	1,220,022
Long-term liability:
Secured notes	214,043	67,336
Accrued lease liability	557,519	696,610
Total liabilities	1,960,113	1,983,968
Commitments and contingencies (Note 4)
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 11,875,143 and 11,858,627 issued and outstanding at June 30, 2024 and March 31, 2024, respectively	24,382,720	24,371,795
Accumulated (deficit)	(22,523,006)	(22,545,047)
Total shareholders’ equity	1,859,714	1,826,748
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,819,827	$3,810,716

The accompanying notes to financial statements are an integral part of these unaudited condensed financial statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	June 30, 2024	June 30, 2023
NET REVENUE:
Product	$1,591,960	$1,613,552
Service	38,971	39,831
Total revenue	1,630,931	1,653,383

COST OF REVENUE:
Product	667,635	770,037
Service	20,633	20,621
Total cost of revenue	688,268	790,658
GROSS PROFIT	942,663	862,725
OPERATING EXPENSES:
Sales and marketing	423,237	433,436
General and administrative	351,903	388,757
Research and development	139,180	168,420
Total operating expenses	914,320	990,613
OPERATING INCOME (LOSS)	28,343	(127,888)
Interest expense, net	(6,369)	(14,232)
Other income, net	67	1,667
Interest expense and other income, net	(6,302)	(12,565)
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	22,041	(140,453)
Provision for income taxes	—	—
NET INCOME (LOSS)	$22,041	$(140,453)
Net income (loss) per share—basic and diluted	$0.00	$(0.01)
Weighted average shares—basic	11,875,145	11,769,543
Weighted average shares—diluted	11,906,918	11,769,543

The accompanying notes to financial statements are an integral part of these unaudited condensed financial statements.

Encision Inc.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended
	June 30, 2024	June 30, 2023
Cash flows generated by (used in) operating activities:
Net income (loss)	$22,041	$(140,453)
Adjustments to reconcile net income (loss) to net cash generated by (used in) operating activities:
Depreciation and amortization	19,322	22,250
Stock-based compensation expense related to stock options	12,374	13,074
Provision for (recovery from) inventory obsolescence, net change	1,090	9,000
Change in operating assets and liabilities:
Right of use asset, net	(3,456)	(11,939)
Accounts receivable	74,980	8,104
Inventories	83,125	23,411
Prepaid expenses and other assets	(21,587)	22,740
Accounts payable	(76,123)	24,143
Accrued compensation and other accrued liabilities	5,762	(16,803)
Net cash generated by (used in) operating activities	117,528	(46,473)
Cash flows (used in) investing activities:
Acquisition of property and equipment	(14,144)	—
Patent costs	(5,178)	(499)
Net cash (used in) investing activities	(19,541)	(499)
Cash flows from financing activities:
Proceeds from (paydown of) borrowing from secured notes and line of credit	131,397	(11,467)
(Payments) from exercise of stock options	(1,449)	—
Net cash generated by (used in) financing activities	129,948	(11,467)

Net increase (decrease) in cash	227,935	(58,439)
Cash, beginning of fiscal year	42,509	188,966
Cash, end of fiscal quarter	$270,444	$130,527

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$6,369	$14,232

 The accompanying notes to financial statements are an integral part of these unaudited condensed financial statements.

ENCISION INC.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2024

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

We have an accumulated deficit of $22,523,006 at June 30, 2024. A significant portion of our operating funds have been provided by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock, loans, and (in some periods) by operating profits. Shareholders’ equity increased by $32,966 since March 31, 2024 because of our net income of $22,041 and stock-based compensation of $10,925. We had an accumulated deficit of $21,993,717 at June 30, 2023. A significant portion of our operating funds have been provided by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock, loans, and (in some periods) by operating profits. Shareholders’ equity decreased by $127,378 since March 31, 2023 because of our net loss of $140,453 and share-based compensation of $13,075. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital.

Our strategic marketing and sales plan is designed to expand the use of our products in surgically active hospitals and surgery centers in the United States.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The unaudited condensed interim financial statements included herein have been prepared by us, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures made are adequate to make the information presented not misleading. The unaudited condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 filed on July 15, 2024.

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

We had a net income of $22,041 for the three months ended June 30, 2024. At June 30, 2024, we had cash of $270,444, current borrowings of $142,736 and borrowing capacity up to $857,264, as restricted by our eligible accounts receivable, under our line of credit. Working capital was $1,324,315, an increase of $118,063 from March 31, 2024. We increased $227,935 of cash in the fiscal three months ended June 30, 2024, primarily because of borrowings. Management is developing plans to ensure that we have the working capital necessary to fund operations. We increased our pricing on products to mitigate our higher material costs. Management concludes that it is probable that our cash resources and line of credit will be sufficient to meet our cash requirements for twelve months from the issuance of the unaudited condensed financial statements. Therefore, the accompanying unaudited condensed financial statements have been prepared assuming that we will continue as a going concern.

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

Concentration of Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and accounts receivable. From time to time, the amount of cash on deposit with financial institutions may exceed the $250,000 federally insured limit at June 30, 2024. We believe that our cash on deposit that exceeds $250,000 with financial institutions is financially sound and the risk of loss is minimal.

We have no significant off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. We maintain the majority of our cash balances with one financial institution in the form of demand deposits.

Accounts receivable are typically unsecured and are derived from transactions with and from entities in the healthcare industry primarily located in the United States. Accordingly, we may be exposed to credit risk generally associated with the healthcare industry. The accounts receivable balance at June 30, 2024 of $816,149 and at March 31, 2024 of $891,129 included no more than 8% from any one customer.

Inventories. Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. We reduce inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At June 30, 2024 and March 31, 2024 inventory consisted of the following:

	June 30, 2024	March 31, 2024
Raw materials	$1,041,504	$1,044,161
Finished goods	276,619	358,177
Total net inventories	$1,318,123	$1,402,338

Property and Equipment. Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally five to seven years. Depreciation expense for the three months ended June 30, 2024 and 2023 was $14,144 and $15,776, respectively. We use the straight-line method of depreciation for property and equipment. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized.

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

Income Taxes. We account for income taxes under the provisions of FASB Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. ASC 740 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits, which, more likely than not based on current circumstances, are not expected to be realized. As a result, no provision for income tax is reflected in the accompanying statements of operations. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. We are required to make many subjective assumptions and judgments regarding our income tax exposures. At June 30, 2024, we had no unrecognized tax benefits, which would affect the effective tax rate if recognized and had no accrued interest, or penalties related to uncertain tax positions.

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

Stock-based compensation expense recognized under ASC 718 For the three months ended June 30, 2024 and 2023 was $12,374 and $13,074, respectively, which consisted of stock-based compensation expense related to grants of employee stock options.

Segment Reporting. We have concluded that we have two operating segments, product and service. Product designs, develops, manufactures and markets patented surgical instruments. Service performs electrical engineering activities for external entities.

Information, by segment, for the three months ended June 30, 2024 and 2023 follows:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Product	Service	Total	Product	Service	Total
Net revenue	$1,591,960	$38,971	$1,630,931	$1,613,552	$39,831	$1,653,383
Cost of revenue	667,635	20,633	688,268	770,037	20,621	790,658
Gross profit	924,325	18,338	942,663	843,515	19,210	862,725
Operating income (loss)	10,005	18,338	28,343	(147,098)	19,210	(127,888)
Depreciation and amortization	19,322	—	19,322	22,250	—	22,250
Patent and capital expenditures	19,541	—	19,541	(499)	—	(499)
Equipment and patents, net	$418,233	$—	$418,233	$444,658	$—	$444,658

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended
	June 30, 2023
Net income (loss)	$22,041	$(140,453)
Weighted-average basic shares outstanding	11,875,145	11,769,543
Effect of dilutive securities	31,773	—
Weighted-average diluted shares	11,906,918	11,769,543
Basic net income (loss) per share	$0.00	$(0.01)
Diluted net income (loss) per share	$0.00	$(0.01)
Antidilutive employee stock options	1,044,227	1,049,000

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

Effective November 9, 2017, we extended our noncancelable lease agreement through July 31, 2024, and further extended it through October 31, 2026, for our facilities at 6797 Winchester Circle, Boulder, Colorado. Lease expense was $357,503 for the fiscal year ended March 31, 2024 and $329,255 for the fiscal year ended March 31, 2023. The minimum future lease payment, by fiscal year, as of June 30, 2024 is as follows:

Fiscal Year	Amount
2025	$285,486
2026	430,398
2027	266,212
Total	$982,096

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

The minimum future EIDL payment, by fiscal year, as of June 30, 2024 is as follows:

Fiscal Year	Amount
2025	$2,406
2026	3,331
2027	3,457
2028	3,587
Thereafter	143,113
Total	$155,894

During June 2020, we entered into a note agreement with U.S. Bank for $92,000. The note is for five years at a 5% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment.

The minimum future U.S. Bank payment, by fiscal year, as of June 30, 2024 is as follows:

Fiscal Year	Amount
2025	$13,800
2026	13,800
Total	$27,600

During September 2022, we entered into a note agreement with U.S. Bank for $115,004. The note is for five years at a 6% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment.

The minimum future principal U.S. Bank payment, by fiscal year, as of June 30, 2024 is as follows:

Fiscal Year	Amount
2025	17,845
2026	23,794
2027	23,794
2028	5,949
Total	$71,382

Aside from the line of credit, operating lease, EIDL loan and U.S. Bank loans, we do not have any material contractual commitments requiring settlement in the future.

We are subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects us and other manufacturers to determine compliance with these regulations. We believe that we were in substantial compliance with all known regulations at June 30, 2024. FDA inspections are conducted periodically at the discretion of the FDA. Our latest inspection by the FDA occurred in October 2019.

Note 5. SHARE-BASED COMPENSATION

The provisions of ASC 718-10-55 requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and RSUs, based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options For the three months ended June 30, 2024 and 2023, which was allocated as follows:

	Three Months Ended
	June 30, 2024	June 30, 2023
Cost of sales	$201	$—
Sales and marketing	1,619	1,779
General and administrative	10,474	10,253
Research and development	80	1,042
Stock-based compensation expense	$12,374	$13,074

Share-based compensation cost for stock options is measured at the grant date, based on the fair value as calculated by the Black-Scholes-Merton ("BSM") option-pricing model. The BSM option-pricing model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk-free interest rate and expected dividends. There were 365,000 stock options granted and 40,000 exercised or forfeited during the three months ended June 30, 2024. As of June 30, 2024, approximately $201,000 of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over a period of five years.

Note 6. RELATED PARTY TRANSACTION

We paid consulting fees of $12,627 and $16,285 to an entity owned by one of our board members during the three months ended June 30, 2024 and 2023, respectively.

Note 7. SUBSEQUENT EVENTS

We evaluated all of our activity as of the date the unaudited condensed interim financial statements were issued and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosed in the notes to our unaudited condensed interim financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this section on Management’s Discussion and Analysis are not historical facts, including statements about our strategies and expectations with respect to new and existing products, market demand, acceptance of new and existing products, marketing efforts, technologies and opportunities, market and industry segment growth, and return on investments in products and markets. These statements are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward looking statements. All forward looking statements in this section on Management’s Discussion and Analysis are based on information available to us on the date of this document, and we assume no obligation to update such forward looking statements. Readers of this Form 10-Q are strongly encouraged to review the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended March 31, 2024.

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

The AEM system consists of shielded 5mm AEM Instruments and an AEM monitor. The AEM Instruments are designed to function identically to the conventional 5mm instruments that surgeons are familiar with, but with the added benefit of enhanced patient safety. Our entire line of laparoscopic instruments has the integrated AEM design and includes the full range of instruments that are common in laparoscopic surgery today. The AEM monitor is compatible with most electrosurgical generators and can also be adapted for use in robotic systems. AEM Surgical Instruments provide enhanced patient safety, require no change in surgeon technique and are cost competitive. Thus, conversion to AEM Surgical Instruments is easy and economical.

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

When a hospital or surgery center changes to AEM technology, we receive recurring revenue from sales of replacement instruments. We believe that there is no directly competing technology to supplant AEM products. The replacement market of reusable and disposable AEM products in hospitals and surgery centers that use our AEM technology represented over 90% of our product revenue during the three months ended June 30, 2024. This revenue stream is expected to grow as the base of accounts using AEM technology expands. In addition, we intend to further develop disposable versions of more of our AEM products in order to meet market demands and expand our sales opportunities.

We have an accumulated deficit of $22,523,006 at June 30, 2024. A significant portion of our operating funds have been provided by issuances of our common stock and warrants and the exercise of stock options to purchase our common stock, loans, and (in some periods) by operating profits. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital.

During the three months ended June 30, 2024, we generated $117,528 of cash in our operating activities and used $14,144 for investments in property and equipment. At June 30, 2024, we had $270,444 in cash and at March 31, 2024 we had $42,509 in cash available to fund future operations, an increase of $227,935 from March 31, 2024. The increase to cash was principally the result of borrowing from our line of credit. Our working capital was $1,324,315 at June 30, 2024 compared to $1,206,252 at March 31, 2024.

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

We believe that the unique performance of the AEM technology and our breadth of independent endorsements provide an opportunity for continued market share growth. In our view, market awareness and awareness of the clinical credibility of the AEM technology, as well as awareness of our endorsements, are improving, and we expect this awareness to benefit our sales efforts for the remainder of fiscal year 2025  . Our objectives for the remainder of fiscal year 2025   are to optimize sales execution, to expand market awareness of the AEM technology and to maximize the number of additional hospital and surgery center accounts switching to AEM instruments while retaining existing customers. In addition, acceptance of AEM products depends on surgeons’ preference for our instruments, which depends on factors such as ergonomics, quality and ease of use in addition to the technological and safety advantages of AEM products. If surgeons prefer other instruments to our instruments, our business results will suffer.

Possibility of Operating Losses: We have an accumulated deficit of $22,523,006 at June 30, 2024. A significant portion of our operating funds have been provided by issuances of our common stock and warrants and the exercise of stock options to purchase our common stock, loans, and (in some periods) by operating profits. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital. We have made strides toward improving our operating results but due to the ongoing need to develop, optimize and train our direct sales managers and the independent sales representative network, the need to support the development of refinements to our product line, and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to raise additional capital.

Revenue Growth: We expect to generate increased product revenue in the U.S. from sales to new customers and from expanded sales to existing customers as the medical device industry stabilizes and our network of direct and independent sales representatives becomes more efficient. We believe that the visibility and credibility of the independent clinical endorsements for AEM technology will contribute to new accounts and increased product revenue in fiscal year 2025.   We also expect to increase market share through promotional programs of placing our AEM monitors at no charge into hospitals that commit to standardize with AEM instruments. However, all of these efforts to increase market share and grow product revenue will depend in part on our ability to expand the efficiency and effective coverage range of our direct and independent sales representatives, as well as maintain and in some cases, improve the quality of our product offerings. The omission or delay of elective surgeries would negatively impact the extent and timing of revenue growth. Service revenue represents design, development and product supply revenue from our agreements with strategic partners.

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

Results of Operations

For the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023.

Net Product revenue. Net product revenue for the quarter ended June 30, 2024 was $1,591,960 compared to $1,613,552 for the quarter ended June 30, 2023, a decrease of 1%. The decrease of net product revenue is because of a slight decrease in demand for our products.

Net Service revenue. Net service revenue for the quarter ended June 30, 2024 was $38,971 compared to $39,831 for the quarter ended June 30, 2023.

Gross profit. Gross profit for the quarter ended June 30, 2024 of $942,663 represented an increase of 9% from gross profit of $862,725 for the quarter ended June 30, 2023. Gross profit increased because of an increase to sales prices for the quarter ended June 30, 2024. Gross profit on product net revenue as a percentage of sales (gross margin) was 58% for the quarter ended June 30, 2024 and 52% for the quarter ended June 30, 2023. Gross profit on net revenue decreased because of an increase to inventory reserves.

Sales and marketing expenses. Sales and marketing expenses of $423,237 for the quarter ended June 30, 2024 represented a decrease of 2% from sales and marketing expenses of $433,436 for the quarter ended June 30, 2023. The decrease was because of fewer trade shows and promotional equipment.

General and administrative expenses. General and administrative expenses of $351,903 for the quarter ended June 30, 2024 represented a decrease of 10% from general and administrative expenses of $388,757 for the quarter ended June 30, 2023. The decrease was because of lower bad debt expense and outside accountant fees.

Research and development expenses. Research and development expenses of $139,180 for the quarter ended June 30, 2024 represented a decrease of 17% compared to $168,420 for the quarter ended June 30, 2023. The decrease was because of a decrease to compensation.

Net income. Net income was $22,041 for the quarter ended June 30, 2024 compared to net loss of $140,453 for the quarter ended June 30, 2023.

Liquidity and Capital Resources

To date, a significant portion of our operating funds have been provided by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock, loans, and (in some periods) by operating profits. Common stock and additional paid in capital totaled $24,382,720 from inception through June 30, 2024.

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

During January 2023, we entered into a note agreement with U.S. Bank for $92,000. The note is for five years at a 5% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment.

During September 2023, we entered into a note agreement with U.S. Bank for $115,004. The note is for five years at a 6% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment.

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

Our operations generated $117,528 of cash during the three months ended June 30, 2024 on net revenue of $1,630,931. The amounts of cash generated by operations for the three months ended June 30, 2024 are not necessarily indicative of the expected amounts of cash to be generated from or used in operations in fiscal year 2025 At June 30, 2024, we had $270,444 in cash available to fund future operations and a line of credit for up to $857,264, restricted by eligible account receivables. Our working capital was $1,324,315 at June 30, 2024 compared to $1,206,252 at March 31, 2024. Current liabilities were $1,188,551 at June 30, 2024 compared to $1,220,022 at March 31, 2024. We have a noncancelable lease agreement for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease expires October 31, 2026.

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

The minimum future EIDL payment, by fiscal year, as of June 30, 2024 is as follows:

Fiscal Year	Amount
2025	$2,406
2026	3,331
2027	3,457
2028	3,587
Thereafter	143,113
Total	$155,894

During June 2020, we entered into a note agreement with U.S. Bank for $92,000. The note is for five years at a 5% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment.

The minimum future U.S. Bank payment, by fiscal year, as of June 30, 2024 is as follows:

Fiscal Year	Amount
2025	$13,800
2026	13,800
Total	$27,600

During September 2022, we entered into a note agreement with U.S. Bank for $115,004. The note is for five years at a 6% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment.

The minimum future principal U.S. Bank payment, by fiscal year, as of June 30, 2024 is as follows:

Fiscal Year	Amount
2025	17,845
2026	23,794
2027	23,794
2028	5,949
Total	$71,382

Aside from the line of credit, operating lease, EIDL loan and U.S. Bank loans, we do not have any material contractual commitments requiring settlement in the future.

As of June 30, 2024, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Line of credit	$142,736	$142,736	$—	$—	$—
Operating lease obligations	982,096	393,086	589,010	—	—
EIDL loan	155,894	3,239	6,852	7,174	138,629
U.S. Bank loan	27,600	13,800	13,800	—	—
U.S. Bank loan	71,382	23,794	47,588	—	—
Total	$1,379,708	$576,655	$657,250	$7,174	$138,629

Our fiscal year 2025 operating plan is focused on increasing new accounts, retaining existing customers, growing revenue, increasing gross profits and conserving cash. We are investing in research and development efforts to develop next generation versions of the AEM product line. We have invested in manufacturing property and equipment to manufacture disposable scissors inserts internally and to reduce our cost of product revenue. We cannot predict with certainty the expected revenue, gross profit, net income or loss and usage of cash for fiscal year 2024. If we are unable to manage our business operations in line with budget expectations, it could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

Income Taxes

As of March 31, 2024, net operating loss carryforwards totaling approximately $8.9 million are available to reduce taxable income in the future. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the fiscal year ending March 31, 2025. We have not paid income taxes since our inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including changes in ownership interests. We have established a valuation allowance for the entire amount of our deferred tax asset since inception due to our history of losses. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. If some or all of the valuation allowance were reversed, then, to the extent of the reversal, a tax benefit would be recognized which would result in an increase to net income.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4.	Controls and procedures

Management’s Evaluation of Disclosures Controls and Procedures

Our management, comprised of our Chief Executive Officer (CEO) and Principal Financial and Accounting Officer (PFAO) evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, and taking the matters described below into account, the Company’s CEO and PFAO have concluded that our disclosure controls and procedures over financial reporting were not effective during reporting period ended June 30, 2024.

Remediation Activities Regarding Material Weakness

As disclosed in our Annual Report on Form 10-K for the March 31, 2024 fiscal year, management determined that (i) we had a material weakness over our entity level control environment as of March 31, 2024 and (ii) our internal control over financial reporting was not effective as of March 31, 2024.

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

Changes In Internal Control Over Financial Reporting

Other than the applicable remediation efforts described above, there were no significant changes in our internal control over financial reporting during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.	Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

Item 1A.	Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors disclosed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2024. There have been no material changes to our risk factors from those included in our Annual Report on Form 10-K for the year ended March 31, 2024.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended June 30, 2024.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

During the fiscal year ended June 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

3.1	Articles of Incorporation of the Company, as amended. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).

3.2	Bylaws of the Company. (Incorporated by reference from Current Report on Form 8-K filed on October 30, 2007).

3.3	First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 31, 2017).

4.1	Form of certificate for shares of Common Stock. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).

4.2	Description of Capital Stock. (Incorporated by reference from Annual Report on Form 10-K filed on June 14, 2019).

10.1	Lease Agreement dated June 3, 2004 between Encision Inc. and DaPuzzo Investment Group, LLC (Incorporated by reference from Quarterly Report on Form 10-QSB filed on November 14, 2004).

10.2	Encision Inc. 2007 Stock Option Plan (Incorporated by reference from Proxy Statement dated June 30, 2007). †

10.3	Encision Inc. First Amended and Restated 2014 Stock Option Plan (Incorporated by reference from Proxy Statement dated July 6, 2020. †

10.4	Employment Agreement, dated November 14, 2016, between Encision Inc. and Gregory J. Trudel (Incorporated by reference to Exhibit 10-1 to our Current Report on Form 8-K filed on November 18, 2016). †

10.5	Fifth Amendment to Office Building Lease dated November 9, 2017 (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed February 12, 2018).

10.6	PPP Promissory Note dated as of April 17, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 23, 2020).

10.8	Economic Injury Disaster Loan dated as of August 1, 2022 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 14, 2020).

10.9	US Bank Note dated September 28, 2020 (Incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed August 12, 2022)

10.10	PPP Promissory Note dated as of February 8, 2021 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 12, 2021.

10.11	Supply Agreement dated August 23, 2021 between Auris Health, Inc. and Encision Inc. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 15, 2021).+

10.12	New Line of Credit and Security Agreement with Pathward, N.A. dated November 15, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 17, 2022).

31.1	Certification of President and CEO under Rule 13a-14(a) of the Exchange Act (filed herewith).

31.2	Certification of Principal Financial and Accounting Officer under Rule 13a-14(a) of the Exchange Act (filed herewith).

32.1	Certifications of President and CEO and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following materials from Encision Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Income, (iii) the unaudited Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged at Level I.

+	Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Encision Inc.

August 14, 2024	/s/ Mala Ray
Date	Mala Ray
Controller
Principal Accounting Officer &
Principal Financial Officer

