Form 10-Q
period 2024-09-30
ENCISION INC
filed 2024-11-14
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 21549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock no par value (Class)	11,875,145 Shares (outstanding at October 31, 2024)

ENCISION INC.

FORM 10-Q

For the Three and Six Months ended September 30, 2024

PART I FINANCIAL INFORMATION

ITEM 1 - Condensed Interim Financial Statements

Encision Inc.

Condensed Balance Sheets

	September 30, 2024 Unaudited	March 31, 2024 Audited
ASSETS
Current assets:
Cash	$230,014	$42,509
Accounts receivable	817,002	891,129
Inventories	1,164,666	1,402,338
Prepaid expenses	70,628	90,298
Total current assets	2,282,310	2,426,274
Equipment:
Furniture, fixtures and equipment, at cost	2,668,544	2,627,726
Accumulated depreciation	(2,402,419)	(2,373,722)
Equipment, net	266,125	254,004
Right of use asset	736,850	900,787
Patents, net	169,283	164,010
Other assets	69,376	65,641
TOTAL ASSETS	$3,523,944	$3,810,716
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$319,371	$346,049
Line of credit	78,851	156,685
Secured notes	43,041	42,194
Accrued compensation	192,810	184,913
Other accrued liabilities	91,145	119,804
Accrued lease liability	414,730	370,377
Total current liabilities	1,139,948	1,220,022
Long-term liabilities:
Secured notes	200,496	67,336
Accrued lease liability	481,411	696,610
Total liabilities	1,821,855	1,983,968
Commitments and contingencies (Note 4)
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 11,875,145 and 11,858,627 issued and outstanding at September 30, 2024 and March 31, 2024, respectively	24,395,358	24,371,795
Accumulated (deficit)	(22,693,269)	(22,545,047)
Total shareholders’ equity	1,702,089	1,826,748
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,523,944	$3,810,716

The accompanying notes to financial statements are an integral part of these unaudited condensed financial statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
NET REVENUE:
Product	$1,653,820	$1,752,413	$3,245,779	$3,365,965
Service	101,568	73,978	140,539	113,809
Total revenue	1,755,388	1,826,391	3,386,318	3,479,774

COST OF REVENUE:
Product	882,886	926,455	1,550,520	1,696,493
Service	44,020	37,327	64,653	57,947
Total cost of revenue	926,906	963,782	1,615,173	1,754,440
GROSS PROFIT	828,482	862,609	1,771,145	1,725,334
OPERATING EXPENSES:
Sales and marketing	458,480	389,342	881,716	822,778
General and administrative	373,405	366,377	725,310	755,133
Research and development	155,515	100,854	294,695	269,274
Total operating expenses	987,400	856,573	1,901,721	1,847,185
OPERATING INCOME (LOSS)	(158,918)	6,036	(130,576)	(121,851)
Interest expense, net	(10,598)	(16,851)	(16,967)	(31,083)
Other income (expense), net	(746)	3,286	(679)	4,951
Interest expense and other income (expense), net	(11,344)	(13,565)	(17,646)	(26,132)
(LOSS) BEFORE PROVISION FOR INCOME TAXES	(170,262)	(7,529)	(148,222)	(147,983)
Provision for income taxes	—	—	—	—
NET (LOSS)	$(170,262)	$(7,529)	$(148,222)	$(147,983)
Net (loss) per share—basic and diluted	$(0.01)	$0.00	$(0.01)	$(0.01)
Weighted average shares—basic and diluted	11,875,145	11,769,543	11,875,145	11,769,543

The accompanying notes to financial statements are an integral part of these unaudited condensed financial statements.

Encision Inc.

Condensed Statements of Cash Flows

(Unaudited)

Six Months Ended	September 30, 2024	September 30, 2023
Cash flows (used in) operating activities:
Net (loss)	$(148,222)	$(147,983)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	42,525	43,775
Stock-based compensation expense related to stock options	25,011	26,149
Provision for potential inventory obsolescence	83,152	64,000
Change in operating assets and liabilities:
Right of use asset, net	(6,909)	(97,490)
Accounts receivable	74,127	(103,629)
Inventories	154,520	193,079
Prepaid expenses and other assets	15,935	54,630
Accounts payable	(26,678)	47,198
Accrued compensation and other accrued liabilities	(20,762)	(82,732)
Net cash provided by (used in) operating activities	192,699	(3,003)
Cash flows (used in) investing activities:
Acquisition of property and equipment	(42,559)	(122)
Patent costs	(17,359)	(16,727)
Net cash (used in) investing activities	(59,918)	(16,849)
Cash flows from financing activities:
(Paydown) of line of credit	(77,834)	—
(Payments) from options exercised	(1,449)	—
Borrowing from secured notes	134,007	136,887
Net cash provided by (used in) financing activities	54,724	136,887

Net increase in cash	187,505	117,035
Cash, beginning of fiscal year	42,509	188,966
Cash, end of six months	$230,014	$306,001

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$16,967	$31,083

The accompanying notes to financial statements are an integral part of these unaudited condensed financial statements.

ENCISION INC.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

(Unaudited)

Note 1. ORGANIZATION AND NATURE OF BUSINESS

Encision Inc. ( the “Company”) is a medical device company that designs, develops, manufactures and markets patented surgical instruments that provide greater safety to, and saves lives of, patients undergoing minimally-invasive surgery. The Company believes that the patented AEM® (Active Electrode Monitoring) surgical instrument technology is changing the marketplace for electrosurgical devices and instruments by providing a solution to a patient safety risk in laparoscopic surgery. The Company sales to date have been made principally in the United States.

The Company has an accumulated deficit of $22,693,269 at September 30, 2024. A significant portion of the Company operating funds has been provided by issuances of common stock and warrants, the exercise of stock options to purchase common stock, loans, and (in some periods) by operating profits. Shareholders’ equity decreased by $124,659 since March 31, 2024 because of net loss of $148,222 and stock-based compensation of $25,011. Should the Company’s liquidity be diminished in the future because of operating losses, the Company may be required to seek additional capital.

The strategic marketing and sales plan is designed to expand the use of the Company products in surgically active hospitals and surgery centers in the United States.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The unaudited condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The unaudited condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto included in the Annual Report on Form 10-K for the fiscal year ended March 31, 2024 filed on July 15, 2024.

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

The Company had a net loss of $170,262 and $148,222 for the three and six months ended September 30, 2024, respectively. At September 30, 2024, the Company had cash of $230,014 current borrowings of $78,851 and borrowing capacity up to $921,149, as restricted by eligible accounts receivable, under the line of credit. Working capital was $1,142,362, a decrease of $64,890 from March 31, 2024. The Company increased $187,505 of cash in the fiscal six months ended September 30, 2024, primarily because of cash generated by operating activities and borrowings. Management is developing plans to ensure that the Company has the working capital necessary to fund operations. The Company increased the pricing on products to mitigate higher material costs. Management concludes that it is probable that cash resources and line of credit will be sufficient to meet cash requirements for twelve months from the issuance of the unaudited condensed financial statements. Therefore, the accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern.

Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents. For purposes of reporting cash flows, the company considers all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments. The financial instruments consist of cash, trade receivables, payables and Economic Injury Disaster Loan (“EIDL”) loan. The carrying values of cash and trade receivables approximate their fair value due to their short maturities. The fair values of the EIDL loan approximates the carrying value based on estimated discounted future cash flows using the current rates at which similar loans would be made.

Concentration of Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and accounts receivable. From time to time, the amount of cash on deposit with financial institutions may exceed the $250,000 federally insured limit. We believe that cash on deposit that exceeds $250,000 with financial institutions is financially sound and the risk of loss is minimal.

The Company has no off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of cash balances with one financial institution in the form of demand deposits.

Accounts receivable are typically unsecured and are derived from transactions with and from entities in the healthcare industry primarily located in the United States. Accordingly, the Company may be exposed to credit risk generally associated with the healthcare industry. The accounts receivable balance at September 30, 2024 of $817,002 and at March 31, 2024 of $891,129 included no more than 8% from any one customer.

Inventories. Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. The Company reduces inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At September 30, 2024 and March 31, 2024 inventory consisted of the following:

	September 30, 2024	March 31, 2024
Raw materials	$857,366	$1,044,161
Finished goods	307,300	358,177
Total inventories	$1,164,666	$1,402,338

Property and Equipment. Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally five to seven years. Depreciation expense for the three and six months ended September 30, 2024 and 2023 was $16,295 and $30,438, respectively and $15,464 and $31,240, respectively. The Company uses the straight-line method of depreciation for property and equipment. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized.

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

Patents. The costs of applying for patents are capitalized and amortized on a straight-line basis over the lesser of the patent’s economic or legal life (20 years from the date of application in the United States). Capitalized costs are expensed if patents are not issued. The Company reviews the carrying value of patents periodically to determine whether the patents have continuing value and such reviews could result in the conclusion that the recorded amounts have been impaired.

Income Taxes. The Company accounts for income taxes under the provisions of FASB Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. ASC 740 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits, which, more likely than not based on current circumstances, are not expected to be realized. As a result, no provision for income tax is reflected in the accompanying statements of operations. Should the Company achieve sufficient, sustained income in the future, the Company may conclude that some or all of the valuation allowance should be reversed. The Company is required to make many subjective assumptions and judgments regarding income tax exposures. At September 30, 2024, the Company had no unrecognized tax benefits, which would affect the effective tax rate if recognized and had no accrued interest, or penalties related to uncertain tax positions.

Revenue Recognition. The Company records revenue at a single point in time, when control is transferred to the customer. The Company will continue to apply the current business processes, policies, systems and controls to support recognition and disclosure. The shipping policy is Free On Board (FOB) Shipping Point. We recognize revenue from sales to stocking distributors when there is no right of return, other than for normal warranty claims. The Company has no ongoing obligations related to product sales, except for normal warranty obligations. As presented on the Statement of Operations revenue is disaggregated between product revenue and service revenue. As it relates specifically to product revenue, the Company does not believe further disaggregation is necessary as substantially all of the product revenue comes from multiple products within a line of medical devices. The engineering service contracts are billed on a time and materials basis and revenue is recognized over time as the services are performed.

Research and Development Expenses. The Company expenses research and development costs for products and processes as incurred.

Stock-Based Compensation. Stock-based compensation is presented in accordance with the guidance of ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”). Under the provisions of ASC 718, the Company is required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the statements of operations.

Stock-based compensation expense recognized under ASC 718 for the three and six months ended September 30, 2024 and 2023 was $12,637 and $25,011 and $13,074 and $26,149, respectively, which consisted of stock-based compensation expense related to grants of employee stock options.

Segment Reporting. In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) ("ASU 2023-07"), Improvements to Reportable Segment Disclosures, requiring companies to disclose segment expense information based on what the chief operating decision maker (CODM) deems to be material. These disclosures must be made both quarterly and annually. As of September 30, 2024 the company is evaluating the adoption of Topic 280. The Company has concluded that we have two operating segments, product and service. Product designs, develops, manufactures and markets patented surgical instruments. Service performs electrical engineering activities for external entities.

Information, by segment, for the three and six months ended September 30, 2024 and 2023 follows:

	Three Months Ended September 30, 2024			Six Months Ended September 30, 2024
	Product	Service	Total	Product	Service	Total
Net revenue	$1,653,820	$101,568	$1,755,388	$3,245,779	$140,539	$3,386,318
Cost of revenue	882,886	44,020	926,906	1,550,520	64,653	1,615,173
Gross profit	770,934	57,548	828,482	1,695,259	75,886	1,771,145
Operating income (loss)	(216,466)	57,548	(158,918)	(206,462)	75,886	(130,576)
Depreciation and amortization	23,203	—	23,203	42,525	—	42,525
Patent and capital expenditures	40,377	—	40,377	59,918	—	59,918
Equipment and patents, net	$435,408	$—	$435,408	$435,408	$—	$435,408

	Three Months Ended September 30, 2023			Six Months Ended September 30, 2023
	Product	Service	Total	Product	Service	Total
Net revenue	$1,752,413	$73,978	$1,826,391	$3,365,965	$113,809	$3,479,774
Cost of revenue	926,455	37,327	963,782	1,696,493	57,947	1,754,440
Gross profit	825,958	36,651	862,609	1,669,472	55,862	1,725,334
Operating income (loss)	6,036	—	6,036	(177,714)	55,862	(121,851)
Depreciation and amortization	21,525	—	21,525	43,775	—	43,775
Patent and capital expenditures	16,350	—	16,350	16,849	—	16,849
Equipment and patents, net	$439,484	$—	$439,484	$439,484	$—	$439,484

Note 3. BASIC AND DILUTED INCOME AND LOSS PER COMMON SHARE

The Company reports both basic and diluted net income (loss) per share. Basic net income or loss per common share is computed by dividing net income or loss for the period by the weighted average number of common shares outstanding for the period. Diluted net income or loss per common share is computed by dividing the net income or loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. The shares used in the calculation of dilutive potential common shares exclude options to purchase shares where the exercise price was greater than the average market price of common shares for the period.

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income (loss)	$(170,262)	$(7,529)	$(148,222)	$(147,983)
Weighted-average basic shares outstanding	11,875,145	11,769,543	11,875,145	11,769,543
Effect of dilutive securities	—	—	—	—
Weighted-average diluted shares	11,875,145	11,769,543	11,875,145	11,769,543
Basic net income (loss) per share	$(0.01)	$0.00	$(0.01)	$(0.01)
Diluted net income (loss) per share	$(0.01)	$0.00	$(0.01)	$(0.01)
Antidilutive employee stock options	1,099,000	1,049,000	1,099,000	1,049,000

Note 4. COMMITMENTS AND CONTINGENCIES

The Company has a noncancelable lease agreement for the facilities at 6797 Winchester Circle, Boulder, Colorado. The lease expires October 31, 2026.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as either finance or operating leases under previous accounting standards and disclosing key information about leasing arrangements. The Company adopted Topic 842 on April 1, 2019, using the alternative modified transition method, which requires a cumulative effect adjustment, if any, to the opening balance of retained earnings to be recognized on the date of adoption with prior periods not restated. There was no cumulative effect adjustment recorded on April 1, 2019. The primary impact was the balance sheet recognition of right-of-use (“ROU”) assets and lease liabilities for operating leases as a lessee.

The Company determines if an arrangement contains a lease at inception. The Company currently does not have any finance leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. The Company uses the incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities as the leases do not provide an implicit rate. Lease expense is recognized on a straight-line basis over the lease term.

Effective November 9, 2017, the Company extended the noncancelable lease agreement through July 31, 2024, and further extended it through October 31, 2026, for the facilities at 6797 Winchester Circle, Boulder, Colorado. Lease expense was $357,503 for the fiscal year ended March 31, 2024 and $329,255 for the fiscal year ended March 31, 2023. Lease expense for the six months ended September 30, 2024 is $163,937. The minimum future lease payment, by fiscal year, as of September 30, 2024 is as follows:

Fiscal Year	Amount
2025	$199,531
2026	430,398
2027	266,212
Total	$896,141

On August 4, 2020, the Company received $150,000 in loan funding from the U.S. Small Business Administration (“SBA”) under the Economic Injury Disaster Loan (“EIDL”) program administered by the SBA, which program was expanded pursuant to the CARES Act. The EIDL is evidenced by a promissory note, dated August 1, 2021 in the original principal amount of $150,000 with the SBA, the lender. Under the terms of the Note, interest accrues on the outstanding principal at the rate of 3.75% per annum. The term of the Note is thirty years, though it may be payable sooner upon an event of default under the Note.

On November 15, 2023, he Company entered into a loan and security agreement with Pathward, N.A. (formerly Crestmark Bank). The loan is due on demand and has no financial covenants. Under the agreement, the Company was provided with a line of credit that is not to exceed the lesser of $1,000,000 or 85% of eligible accounts receivable. The interest rate is prime rate plus 0.5%, with a floor of 6.75%, plus a monthly maintenance fee of 0.4%, based on the average monthly loan balance. Interest is charged on a minimum loan balance of $300,000, a loan fee of 0.5% at closing and annually, and an exit fee of 3%, 2% and 1% during years one, two and three respectively.

The minimum future EIDL payment, by fiscal year, as of September 30, 2024 is as follows:

Fiscal Year	Amount
2025	$1,581
2026	3,147
2027	3,189
2028	3,294
Thereafter	143,892
Total	$155,103

During June 2020, The Company entered into a note agreement with U.S. Bank for $92,000. The note is for five years at a 5% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment.

The minimum future U.S. Bank payment, by fiscal year, as of September 30, 2024 is as follows:

Fiscal Year	Amount
2025	$9,200
2026	13,800
Total	$23,000

During September 2022, the Company entered into a note agreement with U.S. Bank for $115,004. The note is for five years at a 6% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment.

The minimum future principal U.S. Bank payment, by fiscal year, as of September 30, 2024 is as follows:

Fiscal Year	Amount
2025	11,897
2026	23,794
2027	23,794
2028	5,949
Total	$65,434

Aside from the line of credit, operating lease, EIDL loan and U.S. Bank loans, the Company does not have any material contractual commitments requiring settlement in the future.

The Company is subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of products and regularly inspects the Company and other manufacturers to determine compliance with these regulations. the Company believes that it was in substantial compliance with all known regulations at September 30, 2024. FDA inspections are conducted periodically at the discretion of the FDA. The latest inspection by the FDA occurred in October 2019.

Note 5. SHARE-BASED COMPENSATION

The provisions of ASC 718-10-55 requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and RSUs, based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options for the three and six months ended September 30, 2024 and 2023, which was allocated as follows:

	Three Months Ended		Six Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Cost of sales	$201	$—	$402	$—
Sales and marketing	1,750	1,779	3,369	3,558
General and administrative	10,606	10,254	21,080	20,508
Research and development	80	1,041	160	2,083
Stock-based compensation expense	$12,637	$13,074	$25,011	$26,149

Share-based compensation cost for stock options is measured at the grant date, based on the fair value as calculated by the Black-Scholes-Merton ("BSM") option-pricing model. The BSM option-pricing model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk-free interest rate and expected dividends. There were 45,000 and 410,000 stock options granted and 22,000 and 62,000 exercised or forfeited during the three and six months ended September 30, 2024, respectively. As of September 30, 2024, approximately $199,000 of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over a period of five years.

Note 6. RELATED PARTY TRANSACTION

The Company paid consulting fees of $15,043 and $27,670 and $15,747 and $32,032 to an entity owned by one of the board members during the three and six months ended September 30, 2024 and 2023, respectively.

Note 7. SUBSEQUENT EVENTS

Management evaluated all of the activity as of the date the unaudited condensed interim financial statements were issued and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosed in the notes to the unaudited condensed interim financial statements.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this section on Management’s Discussion and Analysis are not historical facts, including statements about strategies and expectations with respect to new and existing products, market demand, acceptance of new and existing products, marketing efforts, technologies and opportunities, market and industry segment growth, and return on investments in products and markets. These statements are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward looking statements. All forward looking statements in this section on Management’s Discussion and Analysis are based on information available to us on the date of this document, and we assume no obligation to update such forward looking statements. Readers of this Form 10-Q are strongly encouraged to review the section entitled “Risk Factors” in the Form 10-K for the fiscal year ended March 31, 2024.

General

Encision Inc., a medical device company based in Boulder, Colorado, has developed and markets innovative technology that provides unprecedented outcomes and patient safety in minimally-invasive surgery. Approximately one in every three surgeons may have a patient injury each year from preventable stray energy burns. We believe that the patented Active Electrode Monitoring (“AEM®”) AEM EndoShield™ Burn Protection System is changing the marketplace for electrosurgical devices and laparoscopic instruments by providing a solution to a well-documented hazard unique to laparoscopic surgery. The Center for Medicare and Medicaid Services has published its Hospital-Acquired Condition Reduction Program. The program has begun to levy as much as a 1% penalty on Medicare reimbursements to hospitals in the lower quadrant of performance for selected quality indicators, including accidental puncture and laceration (“APL”). Examples of APL include the use of a cautery device (electrosurgery) or scissors to dissect a tissue plane that errantly causes an injury to underlying bowels.

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

The patented AEM technology provides surgeons with the desired tissue effects, while capturing stray electrosurgical energy that can cause unintended and unseen tissue injury that may result in death. AEM Surgical Instruments are equivalent to conventional instruments in size, shape, ergonomics, functionality and competitive pricing, but they incorporate “Active Electrode Monitoring” technology to dynamically and continuously monitor the flow of electrosurgical current, thereby preventing patient injury from stray energy burns. With the “shielded and monitored” instruments, surgeons can perform electrosurgical procedures more safely, effectively and economically than is possible using conventional instruments or alternative energy sources.

The AEM system consists of shielded 5mm AEM Instruments and an AEM monitor. The AEM Instruments are designed to function identically to the conventional 5mm instruments that surgeons are familiar with, but with the added benefit of enhanced patient safety. The entire line of laparoscopic instruments has the integrated AEM design and includes the full range of instruments that are common in laparoscopic surgery today. The AEM monitor is compatible with most electrosurgical generators and can also be adapted for use in robotic systems. AEM Surgical Instruments provide enhanced patient safety, require no change in surgeon technique and are cost competitive. Thus, conversion to AEM Surgical Instruments is easy and economical.

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

When a hospital or surgery center changes to AEM technology, we receive recurring revenue from sales of replacement instruments. We believe that there is no directly competing technology to supplant AEM products. The replacement market of reusable and disposable AEM products in hospitals and surgery centers that use our AEM technology represented over 90% of our product revenue during the three and six months ended September 30, 2024. This revenue stream is expected to grow as the base of accounts using AEM technology expands. In addition, we intend to further develop disposable versions of more of our AEM products in order to meet market demands and expand our sales opportunities.

We have an accumulated deficit of $22,693,269 at September 30, 2024. A significant portion of our operating funds have been provided by issuances of our common stock and warrants and the exercise of stock options to purchase our common stock, loans, and (in some periods) by operating profits. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital.

During the six months ended September 30, 2024, we generated $192,699 of cash in our operating activities and used $42,559 for investments in property and equipment. At September 30, 2024, we had $230,014 in cash and at March 31, 2024 we had $42,509 in cash available to fund future operations, an increase of $187,505 from March 31, 2024. The increase to cash was principally the result of cash generated by operating activities and borrowing from our line of credit. Our working capital was $1,142,362 at September 30, 2024 compared to $1,206,252 at March 31, 2024.

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

We believe that the unique performance of the AEM technology and our breadth of independent endorsements provide an opportunity for continued market share growth. In our view, market awareness and awareness of the clinical credibility of the AEM technology, as well as awareness of our endorsements, are improving, and we expect this awareness to benefit our sales efforts for the remainder of fiscal year 2025. Our objectives for the remainder of fiscal year 2025 are to optimize sales execution, to expand market awareness of the AEM technology and to maximize the number of additional hospital and surgery center accounts switching to AEM instruments while retaining existing customers. In addition, acceptance of AEM products depends on surgeons’ preference for our instruments, which depends on factors such as ergonomics, quality and ease of use in addition to the technological and safety advantages of AEM products. If surgeons prefer other instruments to our instruments, our business results will suffer.

Possibility of Operating Losses: We have an accumulated deficit of $22,693,269 at September 30, 2024. A significant portion of our operating funds have been provided by issuances of our common stock and warrants and the exercise of stock options to purchase our common stock, loans, and (in some periods) by operating profits. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital. We have made strides toward improving our operating results but due to the ongoing need to develop, optimize and train our direct sales managers and the independent sales representative network, the need to support the development of refinements to our product line, and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to raise additional capital.

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

Results of Operations

For the quarter ended September 30, 2024 compared to the quarter ended September 30, 2023.

Net Product revenue. Net product revenue for the quarter ended September 30, 2024 was $1,653,820 compared to $1,752,413 for the quarter ended September 30, 2023, a decrease of 6%. The decrease in net product revenue is primarily due to a reduction in the sales of disposable products, which suggests a decrease in the number of procedures performed during this perod. This reduction in procedural volume has, in turn, lowered the overall demand for our products.

Net Service revenue. Net service revenue for the quarter ended September 30, 2024 was $101,568 compared to $73,978 for the quarter ended September 30, 2023. Increase was because of services performed under a Master Services Agreement with Vicarious Surgical Inc.

Gross profit. Gross profit for the quarter ended September 30, 2024 of $828,482 represented a decrease of 4% from gross profit of $862,609 for the quarter ended September 30, 2023. Gross profit decreased because of a non-cash cost increase of $81,603 to inventory reserves for the quarter ended September 30, 2024. Gross profit on product net revenue as a percentage of sales (gross margin) was 47% for the quarters ended September 30, 2024 and 2023. If the cost increase to inventory reserve were excluded, then gross profit on net revenue would have been 52%.

Sales and marketing expenses. Sales and marketing expenses of $458,480 for the quarter ended September 30, 2024 represented an increase of 18% from sales and marketing expenses of $389,342 for the quarter ended September 30, 2023. The increase was because of trade shows and commissions.

General and administrative expenses. General and administrative expenses of $373,405 for the quarter ended September 30, 2024 represented an increase of 2% from general and administrative expenses of $366,377 for the quarter ended September 30, 2023.This increase was because of additional staffing needs.

Research and development expenses. Research and development expenses of $155,515 for the quarter ended September 30, 2024 represented an increase of 54% compared to $100,854 for the quarter ended September 30, 2023. The increase was because of an increase of allocated resources for product development.

Net loss. Net loss was $170,262 for the quarter ended September 30, 2024 compared to net loss of $7,529 for the quarter ended September 30, 2023. The increase to net loss was primarily because of the increase to inventory reserves and an increase to operating expenses.

For the six months ended September 30, 2024 compared to the six months ended September 30, 2023.

Net Product revenue. Net product revenue for the six months ended September 30, 2024 was $3,245,779 compared to $3,365,965 for the six months ended September 30, 2023, a decrease of 4%. The decrease of net product revenue is attributable to decreased demand for our products.

Net Service revenue. Net service revenue for the six months ended September 30, 2024 was $140,539 compared to $113,809 for the six months ended September 30, 2023. Net service revenue for the six months ended September 30, 2023 was for engineering services performed under a Master Services Agreement with Vicarious Surgical Inc.

Gross profit. Gross profit for the six months ended September 30, 2024 of $1,771,145 represented an increase of 3% from gross profit of $1,725,334 for the six months ended September 30, 2023. Gross profit on product net revenue as a percentage of sales (gross margin) was 52% for the six months ended September 30, 2024 and 50% for the six months ended September 30, 2023. Gross profit on net revenue increased because of higher operating efficiencies.

Sales and marketing expenses. Sales and marketing expenses of $881,716 for the six months ended September 30, 2024 represented an increase of 7% from sales and marketing expenses of $822,778 for the six months ended September 30, 2023. The increase was the result of higher commissions.

General and administrative expenses. General and administrative expenses of $725,310 for the six months ended September 30, 2024 represented a decrease of 4% from general and administrative expenses of $755,133 for the six months ended September 30, 2023. The decrease was because of decreased bad debt expense and outside accountants’ cost.

Research and development expenses. Research and development expenses of $294,695 for the six months ended September 30, 2024 represented an increase of 9% compared to $269,274 for the six months ended September 30, 2023. The increase was the result of an increase to allocations.

Net loss. Net loss was $148,222 for the six months ended September 30, 2024 compared to net loss of $147,983 for the six months ended September 30, 2023.

The results of operations for the three and six months ended September 30, 2024 are not necessarily indicative of the results of operations for all or any part of the balance of the fiscal year.

Liquidity and Capital Resources

To date, a significant portion of our operating funds have been provided by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock, loans, and (in some periods) by operating profits. Common stock and additional paid in capital totaled $24,395,358 from inception through September 30, 2024.

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

On November 15, 2023, we entered into a loan and security agreement with Pathward, N.A. (formerly Crestmark Bank). The loan is due on demand and has no financial covenants. Under the agreement, we were provided with a line of credit that is not to exceed the lesser of $1,000,000 or 85% of eligible accounts receivable. The interest rate is prime rate plus 0.5%, with a floor of 6.75%, plus a monthly maintenance fee of 0.4%, based on the average monthly loan balance. Interest is charged on a minimum loan balance of $300,000, a loan fee of 0.5% at closing and annually, and an exit fee of 3%, 2% and 1% during years one, two and three respectively.

Our operations generated $192,699 of cash during the six months ended September 30, 2024 on net revenue of $3,386,318. The amounts of cash generated by operations for the six months ended September 30, 2024 are not necessarily indicative of the expected amounts of cash to be generated from or used in operations in fiscal year 2025. At September 30, 2024, we had $230,014 in cash available to fund future operations and a line of credit for up to $921,149, restricted by eligible account receivables. Our working capital was $1,142,362 at September 30, 2024 compared to $1,206,252 at March 31, 2024. Current liabilities were $1,140,082 at September 30, 2024 compared to $1,220,022 at March 31, 2024. We have a noncancelable lease agreement for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease expires October 31, 2026.

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

The minimum future EIDL payment, by fiscal year, as of September 30, 2024 is as follows:

Fiscal Year	Amount
2025	$1,581
2026	3,147
2027	3,189
2028	3,294
Thereafter	143,892
Total	$155,103

During June 2020, we entered into a note agreement with U.S. Bank for $92,000. The note is for five years at a 5% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment.

The minimum future U.S. Bank payment, by fiscal year, as of September 30, 2024 is as follows:

Fiscal Year	Amount
2025	$9,200
2026	13,800
Total	$23,000

During September 2022, we entered into a note agreement with U.S. Bank for $115,004. The note is for five years at a 6% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment.

The minimum future principal U.S. Bank payment, by fiscal year, as of September 30, 2024 is as follows:

Fiscal Year	Amount
2025	11,897
2026	23,794
2027	23,794
2028	5,949
Total	$65,434

Aside from the line of credit, operating lease, EIDL loan and U.S. Bank loans, we do not have any material contractual commitments requiring settlement in the future.

As of September 30, 2024, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Line of credit	$78,851	$78,851	$—	$—	$—
Operating lease obligations	896,141	414,730	481,411	—	—
EIDL loan	155,103	3,147	6,401	6,856	138,699
U.S. Bank loan	23,000	16,100	6,900	—	—
U.S. Bank loan	65,434	23,794	41,640	—	—
Total	$1,218,529	$536,622	$536,352	$6,856	$138,699

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

Management’s Evaluation of Disclosures Controls and Procedures

Our management, comprised of our Chief Executive Officer (CEO) and Principal Financial and Accounting Officer (PFAO) evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, and taking the matters described below into account, the Company’s CEO and PFAO have concluded that our disclosure controls and procedures over financial reporting were not effective during reporting period ended September 30, 2024.

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

Changes In Internal Control Over Financial Reporting

Other than the applicable remediation efforts described above, there were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the fiscal year ended September 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

3.1	Articles of Incorporation of the Company, as amended. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).

3.2	Bylaws of the Company. (Incorporated by reference from Current Report on Form 8-K filed on October 30, 2007).

3.3	First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 31, 2017).

4.1	Form of certificate for shares of Common Stock. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).

4.2	Description of Capital Stock. (Incorporated by reference from Annual Report on Form 10-K filed on June 14, 2019).

10.1	Lease Agreement dated June 3, 2004 between Encision Inc. and DaPuzzo Investment Group, LLC (Incorporated by reference from Quarterly Report on Form 10-QSB filed on November 14, 2004).

10.2	Encision Inc. 2007 Stock Option Plan (Incorporated by reference from Proxy Statement dated June 30, 2007). †

10.3	Encision Inc. First Amended and Restated 2014 Stock Option Plan (Incorporated by reference from Proxy Statement dated July 6, 2020. †

10.4	Employment Agreement, dated November 14, 2016, between Encision Inc. and Gregory J. Trudel (Incorporated by reference to Exhibit 10-1 to our Current Report on Form 8-K filed on November 18, 2016). †

10.5	Fifth Amendment to Office Building Lease dated November 9, 2017 (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed February 12, 2018).

10.6	PPP Promissory Note dated as of April 17, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 23, 2020).

10.8	Economic Injury Disaster Loan dated as of August 1, 2022 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 14, 2020).

10.9	US Bank Note dated September 28, 2020 (Incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed August 12, 2022)

10.10	PPP Promissory Note dated as of February 8, 2021 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 12, 2021.

10.11	Supply Agreement dated August 23, 2021 between Auris Health, Inc. and Encision Inc. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 15, 2021).+

10.12	New Line of Credit and Security Agreement with Pathward, N.A. dated November 15, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 17, 2022).

31.1	Certification of President and CEO under Rule 13a-14(a) of the Exchange Act (filed herewith).

31.2	Certification of Principal Financial and Accounting Officer under Rule 13a-14(a) of the Exchange Act (filed herewith).

32.1	Certifications of President and CEO and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following materials from Encision Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Income, (iii) the unaudited Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged at Level I.

+	Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Encision Inc.

November 14, 2024	/s/ Brandon Shepard
Date	Brandon Shepard
Controller, Principal Accounting Officer &
Principal Financial Officer

