Form 10-Q
period 2024-12-31
ENCISION INC
filed 2025-02-14
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 21549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock no par value (Class)	11,879,645 Shares (outstanding at December 31, 2024)

ENCISION INC.

FORM 10-Q

For the Three and Nine Months ended December 31, 2024

i

PART I FINANCIAL INFORMATION

ITEM 1 - Condensed Interim Financial Statements

Encision Inc.

Condensed Balance Sheets

	December 31, 2024	March 31, 2024
	Unaudited	Audited
ASSETS
Current assets:
Cash	$347,919	$42,509
Accounts receivable	779,900	891,129
Inventories	1,363,377	1,402,338
Prepaid expenses	195,455	90,298
Total current assets	2,686,651	2,426,274
Equipment:
Furniture, fixtures, and equipment, at cost	2,675,406	2,627,726
Accumulated depreciation	(2,405,638)	(2,373,722)
Equipment, net	269,768	254,004
Right of use asset, net	653,249	900,787
Patents, net	175,233	164,010
Other assets	73,826	65,641
TOTAL ASSETS	3,858,727	3,810,716
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$495,015	$346,049
Line of credit	281,527	156,685
Secured notes	47,469	42,194
Accrued compensation	225,252	184,913
Other accrued liabilities	140,593	119,804
Accrued lease liability	421,467	370,377
Total current liabilities	1,611,323	1,220,022
Long-term liability:
Secured notes	182,067	67,336
Accrued lease liability	377,952	696,610
Total liabilities	2,171,342	1,983,968
Commitments and contingencies (Note 4)
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 11,879,645 and 11,858,627 issued and outstanding at December 31, 2024, and March 31, 2024, respectively	24,405,321	24,371,795
Accumulated (deficit)	(22,717,936)	(22,545,047)
Total shareholders’ equity	1,687,385	1,826,748
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,858,727	$3,810,716

The accompanying notes to financial statements are an integral part of these unaudited condensed financial statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
NET REVENUE:
Product	$1,457,402	$1,561,103	$4,703,181	$4,927,069
Service	128,179	20,461	268,718	134,269
Total revenue	1,585,581	1,581,564	4,971,899	5,061,338

COST OF REVENUE:
Product	667,004	843,216	2,217,524	2,539,708
Service	68,287	11,109	132,941	69,057
Total cost of revenue	735,291	854,325	2,350,465	2,608,765
GROSS PROFIT	850,290	727,239	2,621,434	2,452,573

OPERATING EXPENSES:
Sales and marketing	377,153	413,992	1,258,870	1,236,770
General and administrative	355,200	351,569	1,080,507	1,106,703
Research and development	138,804	151,077	433,500	420,351
Total operating expenses	871,157	916,638	2,772,877	2,763,824
OPERATING INCOME (LOSS)	(20,867)	(189,399)	(151,443)	(311,251)
Interest expense, net	(9,508)	(21,065)	(26,475)	(52,148)
Other income (expense), net	5,707	3,334	5,028	8,287
Interest expense and other income (expense), net	(3,801)	(17,731)	(21,447)	(43,861)
(LOSS) BEFORE PROVISION FOR INCOME TAXES	(24,668)	(207,130)	(172,890)	(355,112)
Provision for income taxes	—	—	—	—
NET (LOSS)	$(24,668)	$(207,130)	$(172,890)	$(355,112)

Net (loss) per share—basic and diluted	$(0.00)	$(0.02)	$(0.01)	$(0.03)
Weighted average shares—basic and diluted	11,877,469	11,769,543	11,875,917	11,769,543

The accompanying notes to financial statements are an integral part of these unaudited condensed financial statements.

Encision Inc.

Condensed Statements of Cash Flows

(Unaudited)

Nine Months Ended	December 31, 2024	December 31, 2023
Cash flows (used in) operating activities:
Net (loss)	(172,890)	(355,112)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	57,855	64,357
Stock-based compensation expense related to stock options	34,975	53,306
Provision for inventory obsolescence, net change	7,281	63,000
Change in operating assets and liabilities:
Right of use asset, net	(20,030)	(29,664)
Accounts receivable	111,230	(2,391)
Inventories	31,680	282,017
Prepaid expenses and other assets	(113,343)	(30,055)
Accounts payable	148,967	48,876
Accrued compensation and other accrued liabilities	61,129	61,018
Net cash provided by (used in) operating activities	146,854	155,352
Cash flows (used in) investing activities:
Acquisition of property and equipment	(61,334)	(12,051)
Patent costs	(23,509)	(20,177)
Net cash (used in) investing activities	(84,843)	(32,228)
Cash flows from financing activities:
Borrowing from line of credit	281,527	—
(Payments) from options exercised	(1,449)	—
(Paydown) Secured notes	(36,679)	(212,851)
Net cash provided by (used in) financing activities	243,399	(212,851)

Net increase in cash	305,410	(89,727)
Cash, beginning of fiscal year	42,509	188,966
Cash, end of fiscal quarter	347,919	99,239

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$26,475	$52,148

The accompanying notes to financial statements are an integral part of these unaudited condensed financial statements.

ENCISION INC.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2024

(Unaudited)

Note 1. ORGANIZATION AND NATURE OF BUSINESS

"Encision Inc. ( the “Company”) is a medical device company that designs, develops, manufactures, and markets patented surgical instruments that provide greater safety to and save the lives of patients undergoing minimally-invasive surgery. The Company believes that the patent AEM® (Active Electrode Monitoring) surgical instrument technology is changing the marketplace for electrosurgical devices and instruments by providing a solution to a patient safety risk in laparoscopic surgery. The company's sales to date have been made principally in the United States.

The Company has an accumulated deficit of $22,717,936 at December 31, 2024. A significant portion of the Company's operating funds has been provided by issuances of common stock and warrants, the exercise of stock options to purchase common stock, loans, and (in some periods) operating profits. Shareholders’ equity decreased by $139,363 since March 31, 2024, because of a net loss of $172,890 and stock-based compensation of $33,526. Should the Company’s liquidity be diminished in the future because of operating losses, the Company may be required to seek additional capital.

The strategic marketing and sales plan is designed to expand the use of the company products in surgically active hospitals and surgery centers in the United States.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The unaudited condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The unaudited condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed on July 15, 2024.

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

The Company had a net loss of $24,668 and $172,890 for the three and nine months ended December 31, 2024, respectively. At December 31, 2024, the Company had cash of $347,919, current borrowings of $281,527, and borrowing capacity up to $718,473, as restricted by eligible accounts receivable, under the line of credit. Working capital was $1,075,328, a decrease of 130,924 from March 31, 2024. The Company increased $305,410 of cash in the fiscal nine months ended December 31, 2024, primarily because of cash generated by operating activities and borrowings. Management is developing plans to ensure the Company has the working capital necessary to fund operations. The Company increased the pricing of products to mitigate higher material costs. Management concludes that it is probable that cash resources and line of credit will be sufficient to meet cash requirements for twelve months from the issuance of the unaudited condensed financial statements. Therefore, the accompanying unaudited condensed financial statements have been prepared, assuming the Company will continue as a going concern.

Use of Estimates in the Preparation of Financial Statements. Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents. For purposes of reporting cash flows, the company considers all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments. The financial instruments consist of cash, trade receivables, payables, and an Economic Injury Disaster Loan (“EIDL”) loan. The carrying values of cash and trade receivables approximate their fair value due to their short maturities. The fair values of the EIDL loan approximates the carrying value based on estimated discounted future cash flows using the current rates at which similar loans would be made.

Concentration of Credit Risk. Financial instruments, which potentially subject the company to concentrations of credit risk, consist of cash and accounts receivable. From time to time, the amount of cash on deposit with financial institutions may exceed the $250,000 federally insured limit at December 31, 2024. The Company believes that cash on deposit that exceeds $250,000 with financial institutions is financially sound, and the risk of loss is minimal.

The Company has no off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts, or other foreign hedging arrangements. The Company maintains the majority of cash balances with one financial institution in the form of demand deposits.

Accounts receivables are typically unsecured and are derived from transactions with and from entities in the healthcare industry primarily located in the United States. Accordingly, the Company may be exposed to credit risk generally associated with the healthcare industry. The accounts receivable balance at December 31, 2024, of $779,900 and at March 31, 2024, of $891,129 included no more than 8% from any one customer.

Inventories. Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. The Company reduces inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions. The company increased reserves for potentially obsolete or unmarketable inventory $1,815 and $7,281 during the three and nine months ending December 31, 2024 and 2023, respectively. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At December 31, 2024, and March 31, 2024, inventory consisted of the following:

	December 31, 2024	March 31, 2024
Raw materials	$1,124,724	$1,044,161
Finished goods	238,653	358,177
Total inventories	$1,363,377	$1,402,338

Property and Equipment. Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally five to seven years. Depreciation expenses for the three and nine months ended December 31, 2024, and 2023, were $15,132 and $45,570, respectively, and $15,372 and $46,612, respectively. The Company uses the straight-line method of depreciation for property and equipment. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expensed as incurred, and significant additions, replacements, and improvements are capitalized.

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

Patents. The costs of applying for patents are capitalized and amortized on a straight-line basis over the lesser of the patent’s economic or legal life (20 years from the date of application in the United States). Capitalized costs are expensed if patents are not issued. The Company reviews the carrying value of patents periodically to determine whether the patents have continuing value, and such reviews could result in the conclusion that the recorded amounts have been impaired.

Income Taxes. The Company accounts for income taxes under the provisions of FASB Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. ASC 740 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards, and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits, which, more likely than not based on current circumstances, are not expected to be realized. As a result, no provision for income tax is reflected in the accompanying statements of operations. Should the Company achieve sufficient, sustained income in the future, the Company may conclude that some or all of the valuation allowance should be reversed. The Company is required to make many subjective assumptions and judgments regarding our income tax exposures. At December 31, 2024, the Company had no unrecognized tax benefits, which would affect the effective tax rate if recognized, and had no accrued interest, or penalties related to uncertain tax positions.

Revenue Recognition. The Company records revenue at a single point in time when control is transferred to the customer. The Company will continue to apply the current business processes, policies, systems, and controls to support recognition and disclosure. The shipping policy is Free On Board (FOB) Shipping Point. We recognize revenue from sales to stocking distributors when there is no right of return other than for normal warranty claims. The Company has no ongoing obligations related to product sales except for normal warranty obligations. As presented in the Statement of Operations, revenue is disaggregated between product revenue and service revenue. As it relates specifically to product revenue, the Company does not believe further disaggregation is necessary, as substantially all of the product revenue comes from multiple products within a line of medical devices. The engineering service contracts are billed on a time and materials basis, and revenue is recognized over time as the services are performed.

Research and Development Expenses. The Company expenses research and development costs for products and processes as incurred.

Stock-Based Compensation. Stock-based compensation is presented in accordance with the guidance of ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under the provisions of ASC 718, the Company is required to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in our statements of operations.

Stock-based compensation expense recognized under ASC 718 for the three and nine months ended December 31, 2024, and 2023 was $9,964 and $34,975 and $27,158 and $53,306, respectively, which consisted of stock-based compensation expense related to grants of employee stock options.

Segment Reporting. In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) (“ASU 2023-07”), Improvements to Reportable Segment Disclosures, requiring companies to disclose segment expense information based on what the chief operating decision maker (CODM) deems to be material. These disclosures must be made both quarterly and annually. As of December 31, 2024, the company is evaluating the adoption of Topic 280. The Company has concluded that we have two operating segments: product and service. Product designs, develops, manufactures, and markets patented surgical instruments. Service performs electrical engineering activities for external entities.

Information, by segment, for the three and nine months ended December 31, 2024 and 2023 follows:

	Three Months Ended December 31, 2024			Nine Months Ended December 31, 2024
	Product	Service	Total	Product	Service	Total
Net revenue	$1,457,402	$128,179	1,585,581	$4,703,181	$268,718	4,971,899
Cost of revenue	667,004	68,287	735,291	2,217,524	132,941	2,350,465
Gross profit	790,398	59,892	850,290	2,485,657	135,777	2,621,434
Operating income (loss)	(80,759)	59,892	(20,867)	(287,220)	135,777	(151,443)
Depreciation and amortization	15,330	—	15,330	57,855	—	57,855
Patent and capital expenditures	24,923	—	24,923	84,843	—	84,843
Equipment and patents, net	$445,001	$—	$445,001	$445,001	$—	445,001

	Three Months Ended December 31, 2023			Nine Months Ended December 31, 2023
	Product	Service	Total	Product	Service	Total
Net revenue	$1,561,103	$20,461	$1,581,564	$4,927,069	$134,269	$5,061,338
Cost of revenue	843,216	11,109	854,325	2,539,708	69,057	2,608,765
Gross profit	717,887	9,352	727,239	2,387,361	65,212	2,452,573
Operating income (loss)	(198,751)	9,352	(189,399)	(376,463)	65,212	(311,251)
Depreciation and amortization	20,582	—	20,582	64,357	—	64,357
Patent and capital expenditures	15,379	—	15,379	32,228	—	32,228
Equipment and patents, net	$434,282	$—	$434,282	$434,282	$—	$434,282

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Net income (loss)	$(24,668)	$(207,130)	$(172,890)	$(355,112)
Weighted-average basic shares outstanding	11,877,469	11,769,543	11,875,917	11,769,543
Effect of dilutive securities	—	—	—	—
Weighted-average diluted shares	11,877,469	11,769,543	11,875,917	11,769,543
Basic net income (loss) per share	$(0.00)	$(0.02)	$(0.01)	$(0.03)
Diluted net income (loss) per share	$(0.00)	$(0.02)	$(0.01)	$(0.03)

Antidilutive employee stock options	585,000	991,000	585,000	991,000

Note 4. COMMITMENTS AND CONTINGENCIES

The Company has a noncancelable lease agreement for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease expires October 31, 2026.

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

The Company determines if an arrangement contains a lease at inception. The Company currently does not have any finance leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. The Company uses the incremental borrowing rate based on the information available at the commencement date to determine the lease liabilities, as the leases do not provide an implicit rate. Lease expense is recognized on a straight-line basis over the lease term.

Effective November 9, 2017, the Company extended our noncancelable lease agreement through July 31, 2024, and further extended it through October 31, 2026, for the facilities at 6797 Winchester Circle, Boulder, Colorado. Lease expense was $357,503 for the fiscal year ended March 31, 2024, and $329,255 for the fiscal year ended March 31, 2023. Lease expense for the nine months ended December 31, 2024 is $289,233.

The minimum future lease payment by fiscal year as of December 31, 2024, is as follows:

Fiscal Year	Amount
2025	102,810
2026	430,398
2027	266,211
Total	$799,419

On August 4, 2020, the Company received $150,000 in loan funding from the U.S. Small Business Administration (“SBA”) under the Economic Injury Disaster Loan (“EIDL”) program administered by the SBA, which program was expanded pursuant to the CARES Act. The EIDL is evidenced by a promissory note dated August 1, 2021, in the original principal amount of $150,000 with the SBA, the lender. Under the terms of the Note, interest accrues on the outstanding principal at the rate of 3.75% per annum. The term of the Note is thirty years, though it may be payable sooner upon an event of default under the Note.

On November 15, 2023, the company entered into a loan and security agreement with Pathward, N.A. (Formerly Crestmark Bank). The loan is due on demand and has no financial covenants. Under the agreement, the company was provided with a line of credit that is not to exceed the lesser of $1,000,000 or 85% of eligible accounts receivable. The interest rate is the prime rate plus 0.5%, with a floor of 6.75%, plus a monthly maintenance fee. Of .04%, based on the average monthly loan balance. Interest is charged on a minimum loan balance of $300,000, a loan fee of 0.5% at closing and annually, and an exit fee of 3%, 2%, and 1% during years one, two, and three, respectively.

The minimum future EIDL payment by fiscal year as of December 31, 2024, is as follows:

Fiscal Year	Amount
2025	1,319
2026	5,275
2027	5,275
2028	5,275
Thereafter	134,508
Total	$151,652

During December 2020, The Company entered into a note agreement with U.S. Bank for $92,000. The note is for five years at a 5% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment.

The minimum future U.S. Bank payment by fiscal year as of December 31, 2024, is as follows:

Fiscal Year	Amount
2025	4,600
2026	13,800
Total	$18,400

During June 2022, the Company entered into a note agreement with U.S. Bank for $115,004. The note is for five5 years at a 6% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment.

The minimum future principal U.S. Bank payment by fiscal year as of December 31, 2024, is as follows:

Fiscal Year	Amount
2025	5,948
2026	23,794
2027	23,794
2028	5,948
Total	$59,484

Aside from the line of credit, operating lease, EIDL loan, and U.S. Bank loans, the Company does not have any material contractual commitments requiring settlement in the future.

The Company is subject to regulation by the United States Food and Drug Administration ("FDA"). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects the Company and other manufacturers to determine compliance with these regulations. The Company believes that it was in substantial compliance with all known regulations at December 31, 2024. FDA inspections are conducted periodically at the discretion of the FDA. The latest inspection by the FDA occurred in October 2019.

Note 5. SHARE-BASED COMPENSATION

The provisions of ASC 718-10-55 requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and RSUs, based on estimated fair values. The following table summarizes stock-based compensation expenses related to employee stock options for the three and nine months ended December 31, 2024, and 2023, which were allocated as follows:

	Three Months Ended		Nine Months Ended
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Cost of sales	$201	$—	$603	$—
Sales and marketing	1,374	3,703	4,743	7,261
General and administrative	8,308	20,561	29,388	41,068
Research and development	81	2,894	241	4,977
Stock-based compensation expense	$9,964	$27,158	$34,975	$53,306

Share-based compensation cost for stock options is measured at the grant date, based on the fair value as calculated by the Black-Scholes-Merton ("BSM") option-pricing model. The BSM option-pricing model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk-free interest rate, and expected dividends. There were 25,000 and 435,000 stock options granted and 40,000 and 102,000 exercised or forfeited during the three and nine months ending December 31, 2024, respectively. As of December 31, 2024, approximately $158,176 of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over a period of five years.

Note 6. RELATED PARTY TRANSACTION

The Company engaged Finance Vision Service, Inc., a company owned by board member Robert Fries for consulting services. The company paid $11,850 and $39,519, and none and $32,032 during the three and nine months ending December 31, 2024 and 2023, respectively.

Except as disclosed above, there were no other related party transactions during the three and nine months ending December 31, 2024.

Note 7. SUBSEQUENT EVENTS

Management evaluated all of the activity as of the date the unaudited condensed interim financial statements were issued and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosed in the notes to our unaudited condensed interim financial statements.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this section on Management’s Discussion and Analysis are not historical facts, including statements about our strategies and expectations with respect to new and existing products, market demand, acceptance of new and existing products, marketing efforts, technologies and opportunities, market and industry segment growth, and return on investments in products and markets. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward-looking statements. All forward-looking statements in this section on Management’s Discussion and Analysis are based on information available to us on the date of this document, and we assume no obligation to update such forward-looking statements. Readers of this Form 10-Q are strongly encouraged to review the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended March 31, 2024.

General

Encision Inc., a medical device company based in Boulder, Colorado, has developed and markets innovative technology that provides unprecedented outcomes and patient safety in minimally invasive surgery. Approximately one in every three and three surgeons may have a patient injury each year from preventable stray energy burns. We believe that our patented Active Electrode Monitoring (“AEM®”) AEM EndoShield™ Burn Protection System is changing the marketplace for electrosurgical devices and laparoscopic instruments by providing a solution to a well-documented hazard unique to laparoscopic surgery. The Center for Medicare and Medicaid Services has published its Hospital-Acquired Condition Reduction Program. The program has begun to levy as much as a 1% penalty on Medicare reimbursements to hospitals in the lower quadrant of performance for selected quality indicators, including accidental puncture and laceration (“APL”). Examples of APL include the use of a cautery device (electrosurgery) or scissors to dissect a tissue plane that errantly causes an injury to underlying bowels.

We address market opportunities created by the increase in minimally invasive surgery (“MIS”) and surgeons’ use of electrosurgery devices in these procedures. The product opportunity exists in that monopolar electrosurgery instruments used in laparoscopic procedures provide excellent clinical results but are also susceptible to causing inadvertent collateral tissue damage outside the surgeon’s field of view due to insulation failure and capacitive coupling. The risk of unintended electrosurgical burn injury to the patient in laparoscopic surgery has been well documented. This risk poses a threat to patient safety, including the risk of death, and creates liability exposure for surgeons and hospitals, as well as increased and preventable readmissions.

Our patented AEM technology provides surgeons with the desired tissue effects while capturing stray electrosurgical energy that can cause unintended and unseen tissue injury that may result in death. AEM Surgical Instruments are equivalent to conventional instruments in size, shape, ergonomics, functionality, and competitive pricing, but they incorporate “Active Electrode Monitoring” technology to dynamically and continuously monitor the flow of electrosurgical current, thereby helping to prevent patient injury. With our “shielded and monitored” instruments, surgeons can perform electrosurgical procedures more safely, effectively, and economically than is possible using conventional instruments or alternative energy sources.

The AEM system consists of shielded 5mm AEM Instruments and an AEM monitor. The AEM Instruments are designed to function identically to the conventional 5mm instruments that surgeons are familiar with, but with the added benefit of enhanced patient safety. Our entire line of laparoscopic instruments has an integrated AEM design and includes the full range of instruments that are common in laparoscopic surgery today. The AEM monitor is compatible with most electrosurgical generators and can also be adapted for use in robotic systems. AEM Surgical Instruments provide enhanced patient safety, require no change in surgeon technique, and are cost-competitive. Thus, conversion to AEM Surgical Instruments is easy and economical.

AEM technology has been recommended and endorsed by many groups involved in MIS. Surgeons, nurses, biomedical engineers, the medicolegal community, malpractice insurance carriers, and electrosurgical device manufacturers advocate the use of AEM technology. To date, we have focused our marketing strategies on expanding the market awareness of AEM technology and our broad independent endorsements, and we have continued efforts to improve and expand AEM technology penetration.

When a hospital or surgery center changes to AEM technology, we receive recurring revenue from sales of replacement instruments. We believe that there is no directly competing technology to supplant AEM products. The replacement market of reusable and disposable AEM products in hospitals and surgery centers that use our AEM technology represented over 90% of our product revenue during the three and nine months ended December 31, 2024. This revenue stream is expected to grow as the base of accounts using AEM technology expands. In addition, we intend to develop more disposable versions of our AEM products in order to meet market demands and expand our sales opportunities.

We have an accumulated deficit of $22,717,936 at December 31, 2024. A significant portion of our operating funds have been provided by issuances of our common stock and warrants and the exercise of stock options to purchase our common stock, loans, and (in some periods) by operating profits. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital.

During the nine months ended December 31, 2024, we generated $146,854 of cash in our operating activities and used $61,334 for investments in property and equipment. At December 31, 2024, we had $347,919 in cash and at March 31, 2024 we had $42,509 in cash available to fund future operations, an increase of $305,410 from March 31, 2024. The increase to cash was principally the result of cash generated by operating activities and borrowing from our line of credit. Our working capital was $1,075,328 at December 31, 2024 compared to $1,206,252 at March 31, 2024.

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

Our AEM surgical instruments have been engineered to provide a seamless transition for surgeons who are switching from conventional laparoscopic instruments. AEM technology has been integrated into instruments that have the same look, feel, and functionality as conventional instruments that surgeons have been using for years. The AEM product line encompasses the full range of instrument sizes, types, and styles favored by surgeons. Additionally, we continue to improve quality and add to the product line. These additions include more disposable versions, the introduction of hand-activated instruments, our enhanced scissors, our eEdge™ scissors, our EM3 AEM Monitor, our AEM EndoShield Burn Protection System, and the recent introduction of our AEM 2X enTouch® Scissors. Hospitals can make a complete and smooth conversion to our product line, thereby advancing patient safety in MIS with optimal convenience.

Outlook

Installed Base of AEM Monitoring Equipment: We believe that sales of our installed base of AEM products will increase as the inherent risks associated with monopolar laparoscopic electrosurgery become more widely acknowledged and as we focus on increasing our sales efficiency and continue to enhance our product line. We expect that the replacement sales of electrosurgical instruments and accessories will also increase as additional facilities adopt AEM technology. We anticipate that the efforts to improve the productivity of sales representatives carrying the AEM product line, along with the introduction of next-generation products, may provide the basis for increased sales and profitable operations. However, these measures, or any others that we may adopt, may not result in either increased sales or profitable operations.

We believe that the unique performance of the AEM technology and our breadth of independent endorsements provide an opportunity for continued market share growth. In our view, market awareness and awareness of the clinical credibility of the AEM technology, as well as awareness of our endorsements, are improving, and we expect this awareness to benefit our sales efforts for the remainder of the fiscal year 2025. Our objectives for the remainder of fiscal year 2025 are to optimize sales execution, expand market awareness of the AEM technology, and maximize the number of additional hospital and surgery center accounts switching to AEM instruments while retaining existing customers. In addition, acceptance of AEM products depends on surgeons’ preference for our instruments, which depends on factors such as ergonomics, quality, and ease of use, in addition to the technological and safety advantages of AEM products. If surgeons prefer other instruments to our instruments, our business results will suffer.

Possibility of Operating Losses: We have an accumulated deficit of $22,717,936 at December 31, 2024. A significant portion of our operating funds have been provided by issuances of our common stock and warrants and the exercise of stock options to purchase our common stock, loans, and (in some periods) by operating profits. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital. We have made strides toward improving our operating results, but due to the ongoing need to develop, optimize, and train our direct sales managers and the independent sales representative network, the need to support the development of refinements to our product line, and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to raise additional capital.

Revenue Growth: We expect to generate increased product revenue in the U.S. from sales to new customers and from expanded sales to existing customers as the medical device industry stabilizes and our network of direct and independent sales representatives becomes more efficient. We believe that the visibility and credibility of the independent clinical endorsements for AEM technology will contribute to new accounts and increased product revenue in fiscal year 2025. We also expect to increase market share through promotional programs that place our AEM monitors at no charge in hospitals that commit to standardizing with AEM instruments. However, all of these efforts to increase market share and grow product revenue will depend in part on our ability to expand the efficiency and effective coverage range of our direct and independent sales representatives, as well as maintain and, in some cases, improve the quality of our product offerings. The omission or delay of elective surgeries would negatively impact the extent and timing of revenue growth. Service revenue represents design, development and product supply revenue from our agreements with strategic partners.

We also have longer-term initiatives in place to improve our prospects. We expect that the development of next-generation versions of our AEM products will better position our products in the marketplace and improve our retention rate at hospitals and surgery centers that have changed to AEM technology, enabling us to grow our sales. We are exploring overseas markets to assess opportunities for international sales growth. Finally, we intend to explore opportunities to capitalize on our proven AEM technology via licensing arrangements and strategic alliances. These efforts to generate additional sales and further the market penetration of our products are longer-term in nature and may not materialize. Even if we are able to successfully develop next-generation products or identify potential international markets or strategic partners, we may not be able to capitalize on these opportunities.

Gross Profit and Gross Margins: Gross profit and gross margins can be expected to fluctuate from quarter to quarter as a result of product sales mix, sales volume, and service revenue. Gross margins on products manufactured or assembled by us are expected to improve at higher levels of production and sales.

Sales and Marketing Expenses: We continue to refine our domestic and international distribution capability, and we believe that sales and marketing expenses will decrease as a percentage of net sales with an increasing sales volume.

Research and Development Expenses: Research and development expenses are expected to increase to support quality improvement efforts and the development of refinements to our AEM product line and new products, which will further expand options for surgeons and hospitals.

Results of Operations

For the quarter ended December 31, 2024, compared to the quarter ended December 31, 2023.

Net Product revenue. Net product revenue for the quarter ending December 31, 2024, was $1,457,402 compared to $1,561,103 for the quarter ending December 31, 2023, a decrease of 7%. The decrease in net product revenue is primarily due to a reduction in the sales of disposable products, which suggests a decrease in the number of procedures performed during this period. This reduction in procedural volume has, in turn, lowered the overall demand for our products.

Net Service revenue. Net service revenue for the quarter ended December 31, 2024, was $128,179 compared to $20,461 for the quarter ended December 31, 2023. The increase was because of the services performed under a Master Services Agreement with Vicarious Surgical Inc.

Gross profit. Gross profit for the quarter ended December 31, 2024, of $850,290 represented an increase of 17% from gross profit of $727,239 for the quarter ended December 31, 2023. Gross profit on product net revenue as a percentage of sales (gross margin) was 54% and 46% for the quarters ended December 31, 2024, and 2023. This increase is due to a price increase applied to our product line and higher operating efficiencies.

Sales and marketing expenses: Sales and marketing expenses of $377,153 for the quarter ended December 31, 2024, represented a decrease of 9% from sales and marketing expenses of $413,992 for the quarter ended December 31, 2023. The decrease was because of reduced sales commissions earned during the period.

General and administrative expenses. General and administrative expenses of $355,200 for the quarter ended December 31, 2024, represented an increase of 1% from general and administrative expenses of $351,569 for the quarter ended December 31, 2023.

Research and development expenses. Research and development expenses of $138,804 for the quarter ending December 31, 2024, represented a decrease of 8% compared to $151,077 for the quarter ending December 31, 2023. The decrease was due to a reduction in staff during the period and fluctuating resource allocation.

Net loss. Net loss was $24,668 for the quarter ending December 31, 2024, compared to net loss of $207,130 for the quarter ending December 31, 2023. The decrease in net loss was primarily because of the increase in the gross margin, a result of higher operating efficiencies.

For the nine months ended December 31, 2024, compared to the nine months ended December 31, 2023.

Net Product revenue. Net product revenue for the nine months ending December 31, 2024, was $4,703,181 compared to $4,927,069 for the nine months ending December 31, 2023, a decrease of 5%. The decrease in net product revenue is attributable to decreased demand for our products.

Net Service revenue. Net service revenue for the nine months ending December 31, 2024, was $268,718 compared to $134,269 for the nine months ending December 31, 2023. Net service revenue for the nine months ended December 31, 2023 was for engineering services performed under a Master Services Agreement with Vicarious Surgical Inc.

Gross profit. Gross profit for the nine months ending December 31, 2024, of $2,621,434 represented an increase of 7% from gross profit of $2,452,573 for the nine months ended December 31, 2023. Gross profit on product net revenue as a percentage of sales (gross margin) was 53% for the nine months ending December 31, 2024, and 48% for the nine months ending December 31, 2023. This increase is due to a price increase applied to our product line and higher operating efficiencies.

Sales and marketing expenses. Sales and marketing expenses of $1,258,870 for the nine months ending December 31, 2024, represented an increase of 2% from sales and marketing expenses of $1,236,770 for the nine months ended December 31, 2023.

General and administrative expenses. General and administrative expenses of $1,080,507 for the nine months ending December 31, 2024, represented a decrease of 2% from general and administrative expenses of $1,106,703 for the nine months ending December 31, 2023. The decrease was because of the decrease in outside accountants’ costs.

Research and development expenses. Research and development expenses of $433,500 for the nine months ending December 31, 2024, represented an increase of 3% compared to $420,351 for the nine months ending December 31, 2023. The increase was the result of an increase in allocations.

Net loss. Net loss was $172,890 for the nine months ending December 31, 2024, compared to net loss of $355,112 for the nine months ending December 31, 2023.

The results of operations for the three and nine months ending December 31, 2024, are not necessarily indicative of the results of operations for all or any part of the balance of the fiscal year.

Liquidity and Capital Resources

To date, a significant portion of our operating funds have been provided by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock, loans, and (in some periods) by operating profits. Common stock and additional paid-in capital totaled $24,405,321 from inception through December 31, 2024.

On August 4, 2020, we received $150,000 in loan funding from the U.S. Small Business Administration (“SBA”) under the Economic Injury Disaster Loan (“EIDL”) program administered by the SBA, which program was expanded pursuant to the CARES Act. The EIDL is evidenced by a promissory note dated August 1, 2021, in the original principal amount of $150,000 with the SBA, the lender. Under the terms of the Note, interest accrues on the outstanding principle at the rate of 3.75% per annum. The term of the Note is thirty years, though it may be payable sooner upon an event of default under the Note.

During December 2020, we entered into a note agreement with U.S. Bank for $92,000. The note is for five years at a 5% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment.

During July 2022, we entered into a note agreement with U.S. Bank for $115,004. The note is for five years at a 6% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment.

On November 15, 2023, we entered into a loan and security agreement with Pathward, N.A. (formerly Crestmark Bank). The loan is due on demand and has no financial covenants. Under the agreement, we were provided with a line of credit that is not to exceed the lesser of $1,000,000 or 85% of eligible accounts receivable. The interest rate is the prime rate plus 0.5%, with a floor of 6.75%, plus a monthly maintenance fee of 0.4%, based on the average monthly loan balance. Interest is charged on a minimum loan balance of $300,000, a loan fee of 0.5% at closing and annually, and an exit fee of 3%, 2%, and 1% during years one, two, and three, respectively.

Our operations generated $146,854 of cash during the nine months ending December 31, 2024, on net revenue of $4,971,899. The amounts of cash generated by operations for the nine months ending December 31, 2024, are not necessarily indicative of the expected amounts of cash to be generated from or used in operations in fiscal year 2025. At December 31, 2024, we had $347,919 in cash available to fund future operations and a line of credit for up to $718,473, restricted by eligible account receivables. Our working capital was $1,075,328 at December 31, 2024 compared to $1,206,252 at March 31, 2024. Current liabilities were $1,611,323 at December 31, 2024, compared to $1,220,022 at March 31, 2024. We have a noncancelable lease agreement for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease expires October 31, 2026.

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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. We use our incremental borrowing rate based on the information available at the commencement date to determine the lease liabilities, as our leases do not provide an implicit rate. Lease expense is recognized on a straight-line basis over the lease term.

The minimum future EIDL payment by fiscal year as of December 31, 2024, is as follows:

Fiscal Year	Amount
2025	1,319
2026	5,275
2027	5,275
2028	5,275
Thereafter	134,508
Total	$151,652

During December 2020, we entered into a note agreement with U.S. Bank for $92,000. The note is for five years at a 5% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment.

The minimum future U.S. Bank payment by fiscal year as of December 31, 2024, is as follows:

Fiscal Year	Amount
2025	4,600
2026	13,800
Total	$18,400

During July 2022, we entered into a note agreement with U.S. Bank for $118,970. The note is for five years at a 6% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment.

The minimum future principal U.S. Bank payment by fiscal year as of December 31, 2024, is as follows:

Fiscal Year	Amount
2025	5,948
2026	23,794
2027	23,794
2028	5,948
Total	$59,484

Aside from the line of credit, operating lease, EIDL loan, and U.S. Bank loans, we do not have any material contractual commitments requiring settlement in the future.

As of December 31, 2024, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Line of credit	$281,527	$281,527	$—	$—	$—
Operating lease obligations	$799,419	421,467	377,952	—	—
EIDL loan	$151,652	5,275	10,550	10,550	125,277
U.S. Bank loan	$18,400	18,400	—	—	—
U.S. Bank loan	$59,484	23,794	35,690	—	—
Total	$1,310,482	$750,463	$424,192	$10,550	$125,277

Our fiscal year 2025 operating plan is focused on increasing new accounts, retaining existing customers, growing revenue, increasing gross profits, and conserving cash. We are investing in research and development efforts to develop next-generation versions of the AEM product line. We have invested in manufacturing property and equipment to manufacture disposable scissors inserts internally and to reduce our cost of product revenue. We cannot predict with certainty the expected revenue, gross profit, net income or loss, and usage of cash for fiscal year 2024. If we are unable to manage our business operations in line with budget expectations, it could have a material adverse effect on our business viability, financial position, results of operations, and cash flows.

Income Taxes

As of March 31, 2024, net operating loss carryforwards totaling approximately $8.9 million are available to reduce taxable income in the future. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the fiscal year ending March 31, 2025. We have not paid income taxes since our inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions that may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including changes in ownership interests. We have established a valuation allowance for the entire amount of our deferred tax assets since inception due to our history of losses. Should we achieve sufficient, sustained income in the future, we may conclude that some or all the valuation allowance should be reversed. If some or all of the valuation allowance were reversed, then, to the extent of the reversal, a tax benefit would be recognized, which would result in an increase in net income.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, sales returns, contingencies, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.

We record revenue at a single point in time when control is transferred to the customer, which is consistent with past practice. We will continue to apply our current business processes, policies, systems, and controls to support recognition and disclosure. Our shipping policy is FOB Shipping Point. We recognize revenue from sales to stocking distributors when there is no right of return other than for normal warranty claims. We have no ongoing obligations related to product sales except for normal warranty obligations. We evaluated the requirement to disaggregate revenue and concluded that substantially all of our revenue comes from multiple products within a line of medical devices. Our engineering service contracts are billed on a time and materials basis, and revenue is recognized over time as the services are performed. We record deferred revenue when funds are received prior to the recognition of the associated revenue. We record a contract liability to deferred revenue, which includes customer prepayments and is included in other accrued liabilities.

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

Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally five to seven years. We use the straight-line method of depreciation for property and equipment. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expensed as incurred, and major additions, replacements, and improvements are capitalized.

We amortize our patent costs over their estimated useful lives, which is typically the remaining statutory life. From time to time, we may be required to adjust the useful lives of our patents based on advances in technology, competitor actions, and the like. We review the recorded amounts of patents at each period end to determine if their carrying amount is still recoverable based on our expectations regarding sales of related products. Such an assessment, in the future, may result in a conclusion that the assets are impaired, with a corresponding charge against earnings.

We currently estimate forfeitures for stock-based compensation expenses related to employee stock options at 40% and evaluate the forfeiture rate quarterly. Other assumptions that are used in calculating stock-based compensation expense include risk-free interest rate, expected life, expected volatility, and expected dividend.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4.	Controls and procedures

Management’s Evaluation of Disclosures Controls and Procedures

Our management, comprised of our Chief Executive Officer (CEO) and Principal Financial and Accounting Officer (PFAO), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, and taking the matters described below into account, the Company’s CEO and PFAO have concluded that our disclosure controls and procedures over financial reporting were not effective during the reporting period ending December 31, 2024.

Remediation Activities Regarding Material Weakness

As disclosed in our Annual Report on Form 10-K for the March 31, 2024, fiscal year, management determined that (i) we had a material weakness over our entity-level control environment as of March 31, 2024, and (ii) our internal control over financial reporting was not effective as of March 31, 2024.

Management has been actively engaged in remediating the material weaknesses described above. The following remedial actions have been taken:

•	We have made changes in our policy regarding how contract revenue and related costs are booked. Under the revised policy, such revenue and costs are now booked in the same month as the related work is performed.

•	We have changed our policy regarding reserves for slow-moving inventory. Under our revised policy, we now book additional inventory reserves for all inventory older than 18 months, even if management believes such inventory is still salable.

While progress has been made to enhance our internal control over financial reporting, we are still in the process of implementing these processes, procedures, and controls. Additional time is required to complete implementation and to assess and ensure the sustainability of these procedures. We believe the above actions will be effective in remediating the material weaknesses described above, and we will continue to devote significant time and attention to these remedial efforts. However, the material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded that these controls are operating effectively.

Changes In Internal Control Over Financial Reporting

Other than the applicable remediation efforts described above, there were no significant changes in our internal control over financial reporting during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.	Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or results of operations.

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

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three and nine months ended December 31, 2024.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

Rule 10b5-1 Sales Plans

Our policy governing transactions in our securities by directors, officers, and employees permits our officers, directors, and certain other persons to enter into trading plans complying with Rule 10b5-1 under the Exchange Act. Generally, under these trading plans, the individual relinquishes control over the transactions once the trading plan is put into place and can only put such plans into place while the individual is not in possession of material non-public information. Accordingly, sales under these plans may occur at any time, including possibly before, simultaneously with, or immediately after significant events involving our company.

During the nine months ended December 31, 2024, none of our directors or executive officers had a Rule 10b5-1 plan in effect.

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

Encision Inc.

Dated: February 14, 2025
	By:	/s/ Brandon Shepard
Brandon Shepard Controller Principal Accounting Officer & Principal Financial Officer

