Form 10-K
period 2025-03-31
ENCISION INC
filed 2025-07-10
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

OR

☐       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

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

As of September 30, 2024, the aggregate market value of the shares of common stock held by non-affiliates of the issuer on such date was $2,722,196. This figure is based on the average bid and asked price of $0.36 per share of the issuer’s common stock on September 30, 2022 as quoted on the OTC Bulletin Board.

The number of shares outstanding of each of the issuer’s classes of common equity, as of the last practicable date.

Common Stock, no par value	11,879,645
(Class)	(Outstanding at June 25, 2025)

Documents Incorporated by Reference: Definitive Proxy Statement for the 2025 Annual Shareholders' Meeting to be filed with the Securities and Exchange Commission and incorporated by reference as described in Part III. The 2025 Proxy Statement will be filed within 120 days after the end of the fiscal year ended March 31, 2025.

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

We address market opportunities created by the increase in minimally invasive surgery (“MIS”) and surgeons’ use of electrosurgery devices in these procedures. The product opportunity exists in that monopolar electrosurgery instruments used in laparoscopic procedures provide excellent clinical results but are also susceptible to causing inadvertent collateral tissue damage outside the surgeon’s field of view. The risk of unintended electrosurgical burn injury to the patient in laparoscopic surgery has been well documented. This risk threatens patient safety, including the risk of death, and creates liability exposure for surgeons and hospitals, and increases preventable readmissions. Our technology helps to reduce hospital risk and liability.

Our patented AEM technology provides surgeons with the desired tissue effects of cutting and coagulating tissue in laparoscopic procedures, while preventing stray electrosurgical energy that can cause complications and even death. AEM Surgical Instruments are equivalent to conventional instruments in size, shape, ergonomics, and functionality, but they incorporate a proprietary shield and electrically connect to an Active Electrode Monitor to dynamically and continuously monitor the flow of electrosurgical current, thereby preventing patient injury from stray monopolar energy. With our “shielded and monitored” instruments, surgeons are able to perform electrosurgical procedures more safely, effectively, and economically than is possible using conventional instruments.

AEM technology has been recommended and endorsed by sources from many groups involved in MIS. Surgeons, nurses, biomedical engineers, the medicolegal community, malpractice insurance carriers, and electrosurgical device manufacturers advocate the use of AEM technology. In May 2020, the Food and Drug Administration issued a Safety Communication that stated, "In addition to serving as an ignition source, monopolar energy use can directly result in unintended patient burns from capacitive coupling and intra-operative insulation failure.”

Business Highlights

Proprietary, Patented Technology

We have developed and launched patented AEM Surgical Instruments and Monitors that enhance patient safety and patient outcomes in laparoscopic surgical procedures. We have been issued 21 unexpired patents relating to AEM technology from the United States Patent and Trademark Office, each encompassing multiple claims, and which have between one and twenty years remaining. We also have patents on AEM technology in Europe, Japan, Canada, and Australia.

Technology Solves a Well-Documented Risk in Minimally Invasive Surgery

MIS significantly benefits patients by reducing trauma, hospital stays, recovery times, and medical costs. However, these benefits would not have been achieved without the emergence of new risks. The risk of unintended tissue damage from stray electrosurgical energy has been well documented. Such injuries can be especially troubling given that often these injuries are out of the field of view, can go unrecognized at the time of surgery, and can lead to a cascade of adverse events, including death. Our patented AEM technology eliminates the risk of stray electrosurgical burns in MIS while providing surgeons with the desired tissue effects.

Product Line has been Developed and Launched.

Our AEM Surgical Instruments and Monitors have been engineered to provide a seamless transition for surgeons switching from conventional laparoscopic instruments. AEM technology has been integrated into instruments that have the same look, feel, and functionality as conventional instruments that surgeons have been using for years. The AEM product line encompasses a full range of instrument sizes, types, and styles favored by surgeons. While always quality-centric, we added a new level of customer-centricity with increased marketing focus on our reposable AEM EndoShield® 2 Burn Protection System (“EndoShield 2”). The EndoShield 2 can be used for a number of surgical procedures without reprocessing, can easily be used in any OR room with all prevalent electrosurgical generators, and eliminates a significant barrier to adoption. Thus, hospitals can make a complete and smooth conversion to our product line, thereby advancing patient safety in MIS.

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

Developing a Distribution Network is Advancing Utilization of AEM Technology

Our AEM technology, in the hands of a sales network with broad access to the surgery marketplace, will help to increase utilization and market share. Historically, our sales and marketing efforts have been hindered by our small size and limited distribution channels. While these limitations continue, we improved our sales network, which provided new hospital accounts with AEM technology in our fiscal year ended March 31, 2025. Our supplier agreements with Group Purchasing Organizations (“GPOs”) and other key hospital systems are beginning to expose more hospitals to the benefits of our AEM technology. During the year ended March 31, 2020, our proprietary patient safety technology was recognized by the U.S. Department of Veterans Affairs, and provides us with the opportunity to market our instruments and monitors in VA medical centers. The VA is the largest medical system in the U.S., providing services to more than nine million veterans across more than 1,200 facilities. Also, during the year ended March 31, 2020, we were awarded a prestigious Vizient Innovative Technology Contract for monopolar surgical instruments and monitors. Vizient represents a diverse membership base that includes academic medical centers, pediatric facilities, community hospitals, integrated health delivery networks, and non-acute health care providers.

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

When a hospital decides to use our AEM technology, we make recurring sales to such hospitals for replacement instruments. Sales from reusable and disposable AEM products in hospitals represented over 90% of our sales in the fiscal year ended March 31, 2025, and we expect this sales stream to grow as new hospitals increasingly adopt AEM technology and existing hospitals increase usage of AEM instrumentation. We also expect to increase the value per procedure delivered to our customers and, therefore, expect the dollars per procedure to increase. AEM Instruments are competitively priced compared to conventional laparoscopic instruments.

We aim to further develop the market by continuing to educate healthcare professionals about the benefits of AEM technology to advance patient safety. We are developing new devices that integrate AEM technology, which we believe will have high surgeon appeal. We are also working to improve the reach of our sales network to key decision makers who purchase or recommend the purchase of laparoscopic instruments and electrosurgical devices. We are also pursuing relationships with selected GPOs, hospital systems, and integrated delivery networks to assist in promoting the benefits of AEM technology. We are seeking to increase international opportunities for AEM technology sales. We estimate sales outside the U.S. to be at least as large as those of the U.S. market. We are growing our presence in Australia and New Zealand and are seeking a new presence in the Middle East and Europe. As decisions are made at a system level, we intend to highlight the clinical, economic, and safety benefits of AEM technology.

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

The AEM system comprises shielded 5mm AEM Instruments and an AEM monitor. The AEM Instruments are designed to function identically to the conventional 5mm instruments that surgeons are familiar with, but with the added benefit of enhanced patient safety. Our entire line of laparoscopic instruments has the integrated AEM design and includes the full range of instruments common in laparoscopic surgery today. The AEM monitor is compatible with most electrosurgical generators and can be adapted for robotic systems. AEM Surgical Instruments provide enhanced patient safety, require no change in surgeon techniques, and are cost-competitive. Thus, conversion to AEM Surgical Instruments is easy and economical.

Historical Perspective

We were organized as a Colorado corporation in 1991 and spent several years developing the AEM monitoring system and protective sheaths to adapt to conventional electrosurgical instruments. During this period, we conducted product trials and applied for patents with the United States Patent and Trademark Office and International patent agencies. Our patents relate to the basic shielding and monitoring technologies we incorporate into our AEM products. As of March 31, 2025, we have 21 unexpired United States patents relating to specific implementations of shielding and monitoring in instruments, and we continue to add patents as we further develop our proprietary technology and its applications.

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

Sales and Marketing Overview

We believe that AEM technology can become the standard of care in laparoscopic surgery worldwide. Our marketing efforts are focused on building awareness by providing technical education for healthcare providers on the dangers of stray electrosurgical energy and clinical and economic evidence to substantiate the value of AEM technology to hospitals, their staff, and their patients. We also leverage relationships with prominent hospitals and surgeons where AEM Technology has increased their level of patient care and improved their overall surgical outcomes.

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

To cost-effectively expand market coverage, we focus on optimizing our distribution network, comprised of direct and independent sales representatives who are managed and directed by our regional sales managers throughout the United States. In some instances, customers have recognized the patient safety risks inherent in monopolar electrosurgery and have accepted AEM technology as the way to eliminate those risks. In other instances, we have found selling the concept behind AEM technology more difficult. This difficulty is due to several factors, including the necessity to make surgeons, nurses, and hospital risk managers aware of the potential for unintended electrosurgical burns (which exists when conventional instruments are used during laparoscopic monopolar electrosurgery) and the resulting increased patient injury and medicolegal liability exposure. Additionally, we must contend with the overall lack of single purchasing points in the industry (surgeons, hospital personnel, and value analysis committees have to be in substantial agreement as to the benefits of new technology), and the resulting need to make multiple sales calls on personnel with the authority to commit to hospital expenditures. Other challenges include the fact that many hospitals have exclusive contractual agreements with manufacturers of competing surgical instruments.

Our goal is to optimize a network that has experience selling into the hospital operating room environment. We believe that improvement in this network offers us the best opportunity to cost-effectively broaden acceptance of our product line and generate increased and recurring sales. Additionally, we are pursuing supplier agreements with the major selected GPOs, hospital systems, and integrated delivery networks.

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

Research and Development

We aim to continually expand our AEM Instrument product line to satisfy the evolving needs of surgeons. For AEM technology to fully become a standard of care, we must satisfy surgeons’ preferred instrument shapes, sizes, styles, and functionality with integrated AEM technology. This commitment includes expanding the styles of electrosurgical instruments available for MIS applications so that the conversion to AEM technology is transparent to surgeons and does not require a significant change in their current surgical techniques. We employ full-time engineers and use independent contractors from time to time in our research and product development efforts. This group continuously explores ways to broaden and enhance the product line. Current research and development efforts are focused primarily on line-extension projects to further expand our AEM Instrument product offering to increase surgeons’ choices and options in laparoscopic surgery. Our research and development expenses were $593,152 in fiscal year 2025 and $621,894 in fiscal year 2024. We expense research and development costs for products and processes as incurred. Costs that are included in research and development expenses include direct salaries, contractor fees, materials, facility costs and administrative expenses that relate to research and development.

Manufacturing, Regulatory Affairs and Quality Assurance

We engage in various manufacturing and assembly activities at our leased facility in Boulder, Colorado. These operations include disposable scissor inserts manufacturing and assembly of our AEM Instrument system as well as fabrication, assembly and test operations for instruments, monitors and accessories. We also have relationships with a number of outside suppliers. Three vendors accounted for approximately 54% of our inventory purchases.

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

Patents, Patent Applications and Intellectual Proprietary Rights

We have invested heavily in an effort to protect our valuable technology, and, as a result of this effort, we have been issued 26 unexpired relevant patents that together form a significant intellectual property position. Our patents relate to the basic shielding and monitoring technologies that we incorporate into our AEM products. As of March 31, 2025, we have 21 unexpired United States patents relating to specific implementations of shielding and monitoring in instruments. As of March 31, 2025, there are between one and twenty years remaining on our AEM patents. We have four patent applications in process, and we have four trademarks.

Our technical progress depends to a significant degree on our ability to maintain patent protection for products and processes, to preserve our trade secrets, and to operate without infringing the proprietary rights of third parties. Our policy is to attempt to protect our technology by, among other things, filing patent applications for technology that we consider important to the development of our business. The validity and breadth of claims covered in medical technology patents involve complex legal and factual questions and, therefore, may be highly uncertain. Even though we hold patented technology, others might copy our technology or otherwise incorporate our technology into their products.

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

Government Regulation

Government regulation in the United States and other countries is a significant factor in the development and marketing of our products and in our ongoing manufacturing, research, and development activities. The FDA regulates us and our products under a number of statutes, including the Federal Food, Drug, and Cosmetics Act (the “FDC Act”). Under the FDC Act, medical devices are classified as Class I, II, or III based on the controls deemed necessary to reasonably ensure their safety and effectiveness. Class I devices are subject to the least extensive controls, as their safety and effectiveness can be reasonably assured through general controls (e.g., labeling, pre-market notification, and adherence to QSR). For Class II devices, safety and effectiveness can be assured using special controls (e.g., performance standards, post-market surveillance, patient registries, and FDA guidelines). Class III devices (e.g., life-sustaining or life-supporting implantable devices or new devices which have been found not to be substantially equivalent to legally marketed devices) require the highest level of control, generally requiring pre-market approval by the FDA to ensure their safety and effectiveness. Our products are Class II devices.

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

Employees

As of March 31, 2025, we employed 22 full-time and 2 part-time individuals, of which 3 full-time and 1 part-time are engaged directly in research, development, and regulatory activities, 6 full-time and 1 part time in manufacturing/operations, 6 full-time in marketing and sales, and 7 full-time time in administrative positions. None of our employees are covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

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

Among the factors that could cause future results and financial condition to be materially different from expectations are:

Our products may not be accepted by the market. The success of our products and our financial condition depends on the acceptance of AEM products by the medical community in commercially viable quantities during fiscal year 2026 and beyond. We cannot predict how quickly or how broadly AEM products will be accepted by the medical community. We need to continually educate the marketplace about the potential hazards involved in the use of conventional electrosurgical products during MIS procedures and the expected benefits associated with the use of AEM products. If we are unsuccessful in educating the marketplace about our technology and the hazards of conventional instruments, we will not create sufficient demand by hospitals and surgeons for AEM products and our financial condition, results of operations and cash flows could be adversely affected.

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

We may need additional funding to support our operations. We were formed in 1991 and have incurred losses of approximately $23 million since that date. We have primarily financed research, development and operational activities with issuances of our common stock and warrants, the exercise of stock options to purchase our common stock, loans, and, in some years, by operating profits. For the fiscal year ended March 31, 2025, our cash used in operations was $54,948. At March 31, 2025, we had cash and equivalents of $257,433. If we are unable to maintain cash flows sufficient to support ongoing operations, we will need to seek additional financing. There is no assurance that we will be able to raise additional capital on acceptable terms or at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders could be diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds through debt financing, which may involve restrictive covenants, our ability to operate our business may be restricted. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, our business, results of operations and financial condition could be materially and adversely affected.

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

If government regulations change or if we fail to comply with existing and/or new regulations, we might miss market opportunities and experience increased costs and limited growth. The research, development, manufacturing, marketing and distribution of our products in the United States and other countries are subject to extensive regulation by numerous governmental authorities including, but not limited to, the Food and Drug Administration. Under the Federal Food, Drug and Cosmetic Act, medical devices must receive clearance from the Food and Drug Administration through the Section 510(k) pre-market notification process or through the lengthier pre-market approval process before they can be sold in the United States. The process of obtaining required regulatory approvals is lengthy and has required the expenditure of substantial resources. There can be no assurance that we will be able to continue to obtain the necessary approvals. As part of our strategy, we also intend to pursue commercialization of our products in international markets. Our products are subject to regulations that vary from country to country. The process of obtaining foreign regulatory approvals in certain countries can be lengthy and require the expenditure of substantial resources. We may not be able to obtain necessary regulatory approvals or clearances on a timely basis or at all, and delays in receipt of or failure to receive such approvals or clearances, or failure to comply with existing or future regulatory requirements would have a material adverse effect on our financial position, results of operations and cash flows. Tariffs may increase our material costs and, if they are fully absorbed by us, then they will negatively affect our gross profit margins.

If we fail to comply with the extensive regulatory requirements governing the manufacturing of our products, we could be subject to fines, suspensions or withdrawals of regulatory approvals, product recalls, suspension of manufacturing, operating restrictions and/or criminal prosecution. The manufacturing of our products is subject to extensive regulatory requirements administered by the Food and Drug Administration and other regulatory agencies. Inspection of our manufacturing facilities and processes can be conducted at any time, without prior notice, by the Food and Drug Administration and such regulatory agencies. In addition, future changes in regulations or interpretations made by the Food and Drug Administration or other regulatory agencies, with possible retroactive effect, could adversely affect us. Changes in existing regulations or adoption of new regulations or policies could prevent us from obtaining, or affect the timing of, future regulatory approvals or clearances. We may not be able to obtain necessary regulatory approvals or clearances on a timely basis in the future, or at all. Delays in receipt of, failure to receive such approvals or clearances, and/or failure to comply with existing or future regulatory requirements would have a material adverse effect on our financial position, results of operations, and cash flows.

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

Our common stock is thinly traded, the prices at which it trades are volatile and the buying or selling actions of a few shareholders may adversely affect our stock price. As of May 31, 2025, we had a public float, which is defined as shares outstanding minus shares held by our officers, directors, or beneficial holders, of greater than 10% of our outstanding common stock, of 7,644,988 shares, or 64% of our outstanding common stock. The average number of shares traded in any given day over the past year has been relatively small compared to the public float. Thus, the actions of a few shareholders either buying or selling shares of our common stock may adversely affect the price of the shares. Historically, thinly traded securities such as our common stock have experienced extreme price and volume fluctuations that do not necessarily relate to operating performance.

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

Item 2. Properties

We lease 28,696 square feet of office and manufacturing space under non-cancelable lease agreements through October 31, 2026, at 6797 Winchester Circle, Boulder, Colorado. We believe that our existing facilities are adequate for our current operations.

Item 3. Legal Proceedings

From time to time, we are involved in various disputes, claims, suits, investigations, and legal proceedings arising in the ordinary course of business. We believe that the resolution of current pending legal matters will not have a material adverse effect on our business, financial condition, results of operations, or cash flows. Nonetheless, we cannot predict the outcome of these proceedings, as legal matters are subject to inherent uncertainties, and there exists the possibility that the ultimate resolution of these matters could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

During our fiscal years 2025 and 2024, our common stock has been quoted on the Pink tier, operated by the OTC Markets Group, Inc. The ticker symbol “ECIA” has been assigned to our common stock for over-the-counter quotations.

We have never paid cash dividends on our common stock and have no present plans to do so. We presently intend to retain any cash generated from operations in the future for use in our business. As of March 31, 2025, there were approximately 63 holders of record of our common stock.

Recent Sales of Unregistered Securities

During the fiscal year ended March 31, 2025, there were no sales of unregistered securities by the Company that were not previously reported on a Form 8-K or Form 10-Q.

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

Possibility of Operating Losses. We have an accumulated deficit of $22,765,245 at March 31, 2025. We have made significant strides toward improving our operating results. However, due to the ongoing need to develop new products, the need to develop, optimize and train our sales distribution network and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss in future periods.

Sales Growth. We expect to generate increased sales in the U.S. from sales to new hospital customers and to grow AEM instrumentation sales to existing accounts. In fiscal year 2026, we will focus on growing our AEM franchise through a campaign focused on the clinical, economic and safety benefits of AEM technology, a medico-legal initiative and our new AEM products. In addition, prior years’ efforts in vertical integration have given us three core competencies – electrosurgery, instrument design, and manufacturing – which we expect will allow us to increase sales from our strategic partnership initiatives. Our goal is to offer our customers an AEM disposable counterpart for each AEM reusable instrument.

Gross Margin. We believe that if our fiscal year 2026 revenues increase, then our fiscal year 2026 gross profit and gross margin, as a percentage of revenue, will increase due to a higher gross margin on product revenue as a result of an increase in product produced.

Sales and Marketing Expenses. We continue our efforts to expand domestic and international distribution capability, and we believe that sales and marketing expenses will need to be maintained at a healthy level in order to expand our market visibility and optimize the field sales capability of converting new hospital customers to AEM technology. Sales and marketing expenses are expected to increase as we increase our marketing efforts to support our direct sales representatives. In fiscal year 2026, we expect to have five direct sales managers. Each direct sales manager also manages a separate territory.

Manufacturing. We believe that we will be able to achieve cost reductions, and provide better control over quality and consistency, by producing products on our own. We manufacture our own disposable scissor inserts and are exploring other products that we may manufacture internally.

Research and Development Expenses. Research and development expenses are expected to increase to support expansion to our AEM product line, which will further expand the instrument options for the surgeon. New refinements to AEM product lines are planned for introduction in fiscal year 2026.

Results of Operations

Net Product revenue. Net product revenue for the fiscal year ended March 31, 2025 (“FY25”) was $6,217,687, and for the fiscal year ended March 31, 2024 (“FY24”), net revenue was $6,431,969, or a decrease of 3%. Product revenue for the fiscal year ended March 31, 2025 decreased primarily because of the decrease in non-essential surgical procedures performed during this period.

Net Service revenue. Net service revenue for FY25 was $337,628 and for FY24 net service revenue was $153,913. Net service revenue for FY24 was for engineering services performed under a Master Services Agreement with Vicarious Surgical Inc.. Under the agreement, we collaborated on the integration of AEM technology into and provide certain related design services for elements of Vicarious’ robotic surgical system.

Gross profit. Gross profit in FY25 was $3,511,286, which represented an increase of $375,324, or 12%, from gross profit in FY24 of $3,135,962. Gross profit margin was 54% of net product revenue for FY25 and 48% of net product revenue for FY24. Gross profit increased in FY25 from FY24 due principally to a reduction in material cost on high volume product. In FY25, we had an increase in high-margin service revenue.

Sales and marketing expenses. Sales and marketing expenses were $1,689,503 in FY25, an increase of $55,379, or 3%, from $1,634,124 in FY24. The increase was because of increased commissions and travel expenses.

General and administrative expenses. General and administrative expenses were $1,400,611 in FY25, a decrease of $120,116 or 8%, from $1,520,727 in FY24. The decrease was because of decreased regulatory fees, compensation, and outside service expenses in FY25.

Research and development expenses. Research and development expenses were $593,152 in FY25, a decrease of $28,742 or 5%, from $621,894 in FY24. The decrease was the result of decreased compensation and outside services.

Other (expense), net. Other (expense), net of $48,218 for FY25, a decrease of 2,782 or 6%, from 51,000 in FY25. This decrease was primarily due to reduced interest expenses.

Net loss. Net loss in FY25 of $220,198 represented a decrease of $471,585 compared to FY24 net loss of $691,783. The net loss decrease was principally because of higher service revenue, increased product margins, and decreased operating expenses.

Liquidity and Capital Resources

To date, operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock, loans and, in some years, by operating profits. To date, common stock and additional paid in capital totaled $24,416,347 from our inception through March 31, 2025. Our operations used $54,948 and provided $144,389 of cash in FY25 and FY24, respectively, on net revenue of $6,555,315 and $6,585,882 in FY25 and FY24, respectively. Working capital was $1,036,850 at March 31, 2025 compared to $1,357,937 at March 31, 2024. The decrease in working capital was primarily caused by the FY25 net loss, which resulted in increased utilization of the Pathward line of credit, a current liability. Current liabilities were $1,575,915 at March 31, 2025 compared to $1,068,337 at March 31, 2024.

On November 2, 2022, we entered into a loan and security agreement with Pathward, N.A. The loan is due on demand and has no financial covenants. Under the agreement, we were provided with a line of credit that is not to exceed the lesser of $1,000,000 or 85% of eligible accounts receivable. The interest rate is prime rate plus 0.5%, with a floor of 6.75%, plus a monthly maintenance fee of 0.4%, based on the average monthly loan balance. Interest is charged on a minimum loan balance of $300,000, a loan fee of 0.5% at closing and annually, and an exit fee of 3%, 2% and 1% during years one, two and three, respectively. The balance under the line of credit is fully collateralized by invoices included in our accounts receivable.

We believe that the unique performance of AEM technology and our breadth of independent endorsements provide an opportunity for market share growth. We believe that the market awareness of AEM technology and its endorsements is continually improving and that this will benefit revenue efforts in FY 26. We believe that we enter FY 26 having achieved improvements in the clinical credibility of our technology. Our FY 26 operating plan is focused on growing revenue, increasing gross profits, increasing research and development costs while increasing profits and positive cash flows. We cannot predict with certainty the expected revenue, gross profit, net income or loss and usage of cash, cash equivalents and restricted cash for FY 26. We believe that cash resources and borrowing capacity will be sufficient to fund our operations for at least the next twelve months under our current operating plan. If we are unable to manage business operations in line with our budget expectations, it could have a material adverse effect on business viability, financial position, results of operations and cash flows. Further, if we are not successful in sustaining profitability and remaining at least cash flow break-even, additional capital may be required to maintain ongoing operations.

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

Income Taxes

As of March 31, 2025, net operating loss carryforwards totaling approximately $8.2 million were available to reduce taxable income in the future. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in fiscal year 2025. We have not paid income taxes since our inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including changes in our ownership. We have established a valuation allowance for the entire amount of our deferred tax asset since inception due to our history of losses. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed.

Off-Balance Sheet Financing Arrangements

We do not utilize variable interest entities or other off-balance sheet financial arrangements.

Contractual Obligations

Effective November 9, 2017, we extended our noncancelable lease agreement through July 31, 2024, and further extended it through October 31, 2026, for our facilities at 6797 Winchester Circle, Boulder, Colorado. Lease expense was $384,184 for the fiscal year ended March 31, 2025 and $357,503 for the fiscal year ended March 31, 2024. The minimum future lease payment, by fiscal year, as of March 31, 2025 is as follows:

Fiscal Year	Amount
2026	430,398
2027	266,212
Total	$696,610

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

The minimum future EIDL payment, by fiscal year, as of March 31, 2025 is as follows:

Fiscal Year	Amount
2026	$5,275
2027	5,275
2028	5,275
2029	5,275
Thereafter	129,646
Total	$150,746

During September 2020, we entered into a note agreement with U.S. Bank for $92,000. The note is for five years at a 5% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment.

The minimum future U.S. Bank payment, by fiscal year, as of March 31, 2025 is as follows:

Fiscal Year	Amount
2026	15,333
Total	$15,333

During June 2022, we entered into a note agreement with U.S. Bank for $118,970. The note is for five years at a 6% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment.

The minimum future principal U.S. Bank payment, by fiscal year, as of March 31, 2025 is as follows:

Fiscal Year	Amount
2026	23,794
2027	23,794
2028	7,931
Total	$55,519

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease obligations	$696,610	$430,398	$266,212	$—	$—
EIDL note	150,746	5,275	10,550	10,550	124,371
U.S. Bank note	15,333	15,333	—	—	—
U.S. Bank note	55,519	23,794	31,725	—	—
Totals	$918,208	$474,800	$308,487	$10,550	$124,371

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

Certain prior year balances have been reclassified to conform with the current year presentation. In presenting the Company’s consolidated balance sheet at March 31, 2024, the Company presented $156,685 EIDL note payable as a line of credit. In presenting the Company’s consolidated balance sheet at March 31, 2025, the Company has reclassified the balance of $5,000 as part of Secured notes, a current liability, and the balance of $151,685 is presented as a part of Long-term liability in the accompanying March 31, 2025 financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required

Item 8. Financial Statements and Supplementary Data

The following financial statements are included in this Report:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Encision, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Encision, Inc. (the Company) as of March 31, 2025, and 2024, and the related statements of operations, shareholders’ equity, and cash flows for the years then ended and the related notes (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025, and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company's inventory included the following:

-	We evaluated management’s significant accounting policies related to inventory for reasonableness
-	We selected a sample of finished goods and raw materials and performed detailed testing over the items selected, including but not limited to the following:
o	Agreed the bill of materials source documents for each selection, including raw materials value, labor, and overhead allocations, and any other items relevant to price verification.
o	Agreed a selection of raw materials to the source documents, invoices, and any other items relevant to price verification

o    Tested managements identification and application of the overhead calculation and labor cost

July 10, 2025

We have served as the Company’s auditor since 2024.

Los Angeles, California

PCAOB ID Number 6580

 Encision Inc.

Balance Sheets

	March 31, 2025	March 31, 2024
ASSETS
Current assets:
Cash	$257,433	$42,509
Accounts receivable	786,471	891,129
Inventories, net	1,483,182	1,402,338
Prepaid expenses	85,679	90,298
Total current assets	2,612,765	2,426,274
Equipment:
Furniture, fixtures and equipment, at cost	2,585,446	2,627,726
Accumulated depreciation	(2,340,689)	(2,373,722)
Equipment, net	244,757	254,004
Right of use asset	568,395	900,787
Patents, net	171,890	164,010
Other assets	72,892	65,641
TOTAL ASSETS	$3,670,699	$3,810,716
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$346,900	$346,049
Line of credit	395,964	—
Secured notes	44,128	47,194
Accrued compensation	180,850	184,913
Deferred Revenue	17,401	—
Other accrued liabilities	160,274	119,804
Accrued lease liability	430,398	370,377
Total current liabilities	1,575,915	1,068,337
Long-term liability:
Secured notes	177,470	219,021
Accrued lease liability	266,212	696,610
Total liabilities	2,019,597	1,983,968
Commitments and contingencies (Note 4)
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 11,879,645 issued and outstanding at March 31, 2025 and 11,858,627 at March 31, 2024	24,416,347	24,371,795
Accumulated (deficit)	(22,765,245)	(22,545,047)
Total shareholders’ equity	1,651,102	1,826,748
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,670,699	$3,810,716

The accompanying notes to financial statements are an integral part of these statements.

 Encision Inc.

Statements of Operations

Years Ended	March 31, 2025	March 31, 2024
NET REVENUE:
Product	$6,217,687	$6,431,969
Service	337,628	153,913
Total revenue	6,555,315	6,585,882

COST OF REVENUE:
Product	2,873,588	3,370,855
Service	170,441	79,065
Total cost of revenue	3,044,029	3,449,920
GROSS PROFIT	3,511,286	3,135,962
OPERATING EXPENSES:
Sales and marketing	1,689,503	1,634,124
General and administrative	1,400,611	1,520,727
Research and development	593,152	621,894
Total operating expenses	3,683,266	3,776,745
OPERATING (LOSS)	(171,980)	(640,783)
OTHER (EXPENSE):
Interest expense, net	(43,723)	(62,373)
Other income, (expense) net	(4,495)	11,373
Interest expense and other income, expense, net	(48,218)	(51,000)
(LOSS) BEFORE PROVISION FOR INCOME TAXES	(220,198)	(691,783)
Provision for income taxes	—	—
NET (LOSS)	$(220,198)	$(691,783)
Net (loss) per share—basic and diluted	$(0.02)	$(0.06)
Weighted average shares—basic and diluted	11,879,645	11,770,391

The accompanying notes to financial statements are an integral part of these statements.

Encision Inc.

Statements of Shareholders’ Equity

	Shares of Common Stock	Common Stock and Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balances at March 31 2023	11,769,543	$24,348,075	$(21,853,264)	$2,494,811
Net loss	—	—	(691,783)	(691,783)
Compensation expense related to stock based compensation	—	53,552	—	53,552
Options exercised	89,084	(29,832)	—	(29,832)
Balances at March 31 2024	11,858,627	$24,371,795	$(22,545,047)	$1,826,748
Net loss	—	—	(220,198)	(220,198)
Compensation expense related to stock based compensation	—	46,001	—	46,001
Options exercised	21,018	(1,449)	—	(1,449)
Balances at March 31 2025	11,879,645	$24,416,347	$(22,765,245)	$1,651,102

The accompanying notes to financial statements are an integral part of these statements.

Encision Inc.

Statements of Cash Flows

Years Ended	March 31, 2025	March 31, 2024
Cash flows provided by (used in) operating activities:
Net (loss)	(220,198)	$(691,783)
Adjustments to reconcile net (loss) income to net cash (used in) operating activities:
Depreciation and amortization	81,393	85,218
Stock-based compensation expense related to stock options	46,001	53,552
Provision for inventory obsolescence	4,920	12,000
Change in operating assets and liabilities:
Right of use asset, net	(37,985)	68,710
Accounts receivable	104,658	29,592
Inventories	(85,764)	484,866
Prepaid expenses and other assets	(2,632)	6,728
Accounts payable	18,252	93,092
Accrued compensation and other accrued liabilities	36,407	2,414
Net cash provided by (used in) operating activities	(54,948)	144,389
Cash flows (used in) investing activities:
Acquisition of property and equipment	(54,415)	(12,050)
Patent costs	(25,610)	(24,773)
Net cash (used in) investing activities	(80,025)	(36,823)
Cash flows provided by (used in) financing activities:
Borrowings from (paydown of) credit facility, net change	395,964	(177,402)
Borrowings from (paydown of) secured notes	(44,618)	(46,788)
Net proceeds (payments) from exercise of stock options	(1,449)	(29,833)
Net cash provided by (used in) financing activities	349,897	(254,023)
Net (decrease) in cash	214,924	(146,457)
Cash, beginning of fiscal year	42,509	188,966
Cash, end of fiscal year	$257,433	$42,509

Supplemental disclosure of non-cash investing activity information:
Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$43,723	$62,373

The accompanying notes to financial statements are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS

1.       Description of Business and Basis of Presentation

Encision Inc. is a medical device company that designs, develops, manufactures and markets patented surgical instruments that provide greater safety to patients undergoing minimally-invasive surgery. We believe that our patented AEM® surgical instrument technology is changing the marketplace for electrosurgical devices and instruments by providing a solution to a well-documented risk in laparoscopic surgery. Our sales to date have been made primarily in the United States. Sales included $424,732 from Australia and $62,140 from New Zealand.

We have an accumulated deficit of $22,765,245 at March 31, 2025. Operating funds have been provided primarily by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock, loans, and by operating profits. Our liquidity has diminished because of prior years’ operating losses, and we may be required to seek additional capital in the future.

Our strategic marketing and sales plan is designed to expand the use of our products in surgically active hospitals in the United States.

In February 2024, we signed a Proof-of-Concept Services Agreement with Vicarious Surgical Inc. (“Vicarious”). The Vicarious robot design intends to maximize visualization, precision, and control of instruments in robotic-assisted minimally invasive surgery.

We had net loss available to shareholders of $220,198 and $691,783 for the fiscal years ended March 31, 2025 and 2024, respectively. At March 31, 2025, we had $257,433 in cash available to fund future operations. We increased our pricing on products to mitigate our higher material costs. We have a line of credit for up to $1 million, restricted by eligible receivables. Management concludes that it is probable that our cash resources and line of credit will be sufficient to meet our cash requirements for twelve months from the issuance of the financial statements.

The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern.

Certain prior year balances have been reclassified to conform with the current year presentation. In presenting the Company’s consolidated balance sheet at March 31, 2024, the Company presented $156,685 EIDL note payable as a line of credit. In presenting the Company’s consolidated balance sheet at March 31, 2025, the Company has reclassified the balance of $5,000 as part of Secured notes ,a current liability, and the balance of $151,685 is presented as a part of Long-term liability in the accompanying March 31, 2025 financial statements.

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

Fair Value of Financial Instruments. Our financial instruments consist of cash, cash equivalents, short-term trade receivables, payables, line of credit, Economic Injury Disaster Loan (“EIDL”) loan and secured notes. The carrying values of cash, cash equivalents, trade receivables, payables, line of credit approximate their fair value due to their short maturities. The fair values of the EIDL Loan approximates the carrying value based on estimated discounted future cash flows using the current rates at which similar loans would be made, which is considered a Level 2 as described below.

The accounting guidance defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the accounting guidance establishes a three- tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable inputs such as quoted prices in active markets;

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements.

Concentration of Credit Risk. Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents, and accounts receivable. The carrying value of all financial instruments approximates fair value. The amount of cash on deposit with financial institutions occasionally exceeds the $250,000 federally insured limit at March 31, 2025. However, we believe that cash on deposit that exceeds $250,000 in the financial institutions is financially sound and the risk of loss is minimal.

We have no off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. We maintain the majority of our cash balances with one financial institution in the form of demand deposits.

Accounts receivable are typically unsecured and are derived from transactions with and from entities in the healthcare industry primarily located in the United States. Accordingly, we may be exposed to credit risk generally associated with the healthcare industry. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We charge interest on past due accounts on a case-by-case basis. The accounts receivable balance at March 31, 2025 of $786,471 included no more than 9% from any one customer. The accounts receivable balance at March 31, 2024 of $891,129 included no more than 11% from any one customer.

Warranty Accrual. We provide for the estimated cost of product warranties at the time sales are recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is based upon historical experience and is also affected by product failure rates and material usage incurred in correcting a product failure. Should actual product failure rates or material usage costs differ from our estimates, revisions to the estimated warranty liability would be required. There was no warranty accrual at March 31, 2025.

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

At March 31, 2025 and 2024, inventory consisted of the following:

	March 31, 2025	March 31, 2024
Raw materials	$1,093,530	$1,044,161
Finished goods	389,652	358,177

Total net inventories	$1,483,182	$1,402,338

For the fiscal year 2025, Encision added $82,606 in additional inventory reserve and wrote off $77,687 in inventory. In the fiscal year 2024, Encision added $153,511 in additional inventory reserve and wrote off $141,511 in inventory. Total Raw Materials reserve for fiscal year 2025 is $47,973, and $47,948 for fiscal year 2024. Finished goods reserve for fiscal year 2025 is $19,947 and $9,052 in fiscal year 2024.

Right of Use Assets and Lease Liabilities. We determine if an arrangement includes a lease at the inception of the agreement and the right-of-use asset and lease liability is determined at the lease commencement date and is based on the present value of estimated lease payments. Our lease agreements contain both fixed and variable lease payments, none of which are based on a rate or an index. Fixed lease payments are included in the determination of the right-of-use asset and lease liability. Variable lease payments that are not based on a rate or index are expensed when incurred. The present value of estimated lease payments is determined utilizing the rate implicit in the lease agreement if that rate can be determined. If the implicit rate cannot be determined, the present value of estimated lease payments is determined utilizing our incremental borrowing rate. The incremental borrowing rate is determined at the lease commencement date and is estimated utilizing similar or collateralized borrowing instruments adjusted for the terms of leasing arrangement as necessary. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. The lease agreement is for our building. The original lease is from June 3, 2004 and was amended in August 2023 to extend the term until October 31, 2026. The balances as of March 31, 2025 and 2024, for the Right of Use Asset were $568,395 and $900,787, respectively. The balances as of March 2025 and 2024 for Lease Liabilities were $696,610 and $1,066,987, respectively.

Property and Equipment. Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally three to seven years. We use the straight-line method of depreciation for property and equipment. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expensed as incurred and major additions, replacements and improvements are capitalized. Depreciation expense for the years ended March 31, 2025 and 2024 was $63,663 and $61,322, respectively. Property and equipment additions for the years ended March 31, 2025 and 2024 were $54,415 and $12,050, respectively. Property and equipment is comprised principally of equipment and is depreciated over seven years.

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

Patents. The costs of applying for patents are capitalized and amortized on a straight-line basis over the lesser of the patent’s economic or legal life (20 years from the date of application in the United States). Capitalized costs are expensed if patents are not issued. We review the carrying value of our patents periodically to determine whether the patents have continuing value and such reviews could result in the conclusion that the recorded amounts have been impaired. A summary of our patents at March 31, 2025 and 2024 is as follows:

	March 31, 2025	March 31, 2024
Patents issued	483,810	436,831
Accumulated amortization	(346,290)	(315,530)
Patents issued, net of accumulated amortization	137,520	121,301
Patent applications	36,528	57,897
Accumulated amortization	(2,158)	(15,188)
Patent applications, net of accumulated amortization	34,370	42,709
Total net patents and patent applications	$171,890	$164,010

The expected annual amortization expense related to patents and patent applications as of March 31, 2025, for the next five fiscal years, is as follows:

Fiscal Year	Amount
2025	$21,378
2026	20,472
2027	19,605
2028	17,157
Thereafter	93,278
Total	$171,890

Other Accrued Liabilities. At March 31, 2025 and 2024, other accrued liabilities consisted of the following:

	March 31, 2025	March 31, 2024
Sales commissions	$34,122	$9,794
Sales and use tax	8,366	13,006
Marketing fees	9,646	10,631
Payroll taxes, payroll	23,829	45,172
Property Taxes	13,890	2,007
Insurance	41,737	39,194
Customer Deposit	27,370	—
Miscellaneous	1,314	—
Total other accrued liabilities	$160,274	$119,804

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

We determine revenue recognition through the following steps: (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract (where revenue is allocated on a relative standalone selling price basis by maximizing the use of observable inputs to determine the standalone selling price for each performance obligation); and (5) recognition of revenue when, or as, we satisfy a performance obligation

Topic 606 requires the disaggregation of revenue into broad categories, which we have defined as shown below.

	March 31, 2025	March 31, 2024
Product revenue	$6,217,687	$6,431,969
Service revenue	337,628	153,913
Total revenues	$6,555,315	$6,585,882

Sales Taxes. We collect sales tax from customers and remit the entire amount to each respective state. We recognize revenue from product sales net of sales taxes.

Research and Development Expenses. We expense research and development costs for products and processes as incurred.

Advertising Costs. We expense advertising costs as incurred. Advertising expense for the years ended March 31, 2025 and 2024 was minimal.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our statements of operations for fiscal years 2024 and 2023 included compensation expense for share-based payment awards granted prior to, but not yet vested as of March 31, 2025, based on the grant date fair value. Compensation expense for all share-based payment is recognized using the straight-line, single-option method. As stock-based compensation expense recognized in the accompanying statements of operations for fiscal years 2025 and 2024 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Stock-based compensation expense recognized under ASC 718 for fiscal years 2025 and 2024 was $46,001 and $53,552, respectively, which consisted of stock-based compensation expense related to director and employee stock options.

Stock-based compensation expense related to director and employee stock options under ASC 718 for fiscal years 2025 and 2024 was allocated as follows:

Years Ended	March 31, 2025	March 31, 2024
Cost of sales	$950	$134
Sales and marketing	5,740	7,261
General and administrative	38,564	41,180
Research and development	747	4,977
Stock-based compensation expense	$46,001	$53,552

Segment Reporting. Effective with the fiscal year ended March 31, 2025, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. Adoption of the amended guidance did not change the Company’s conclusion that it operates two reportable segment, nor did it affect the Company’s consolidated financial position, results of operations, or cash flows. The standard, however, expands required disclosures related to significant segment expense categories and interim-period information. The Company has incorporated the required disclosures for the year ended March 31, 2025, as presented below.

Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing operating performance. In consideration of ASC 280, Segment Reporting, the Company has concluded it operates two business segments, product and service. The Product segment designs, develops, manufactures and markets patented surgical instruments. The Service segment performs engineering activities for external entities.

Additionally, our CODM (President and Chief Executive Officer) uses consolidated net income or loss, as reported in the Consolidated Statement of Operations, as the profitability measure in making decisions to evaluate our performance, which is the same basis on which he communicates our results and performance to our Board of Directors. The CODM bases all significant decisions regarding the allocation of our resources on a consolidated basis. At March 31, 2025, Net long-lived assets totaled $416,647 in the United States.

	Year Ended March 31, 2025			Year Ended March 31, 2024
	Product	Service	Total	Product	Service	Total
Net revenue	$6,217,687	$337,628	$6,555,315	$6,431,969	$153,913	$6,585,882
Cost of revenue	2,873,588	170,441	3,044,029	3,370,855	79,065	3,449,920
Gross profit	3,344,099	167,187	3,511,286	3,061,114	74,848	3,135,962
Operating income (loss)	(339,167)	167,187	(171,980)	(715,631)	74,848	(640,783)
Depreciation and amortization	81,393	—	81,393	85,218	—	85,218
Capital expenditures	54,415	—	54,415	12,050	—	12,050
Equipment and patents, net	$416,647	$—	$416,647	$418,014	$—	$418,014

Basic and Diluted Income per Common Share. Net income per share is calculated in accordance with ASC Topic 260, "Earnings Per Share" ("ASC 260"). Under the provisions of ASC 260, basic net income per common share is computed by dividing net income for the period by the weighted average number of common shares outstanding for the period. Diluted net income per common share is computed by dividing the net income for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. Because we had a loss in fiscal years 2025 and 2024, the shares used in the calculation of dilutive potential common shares exclude options to purchase shares.

The following table presents the calculation of basic and diluted net income (loss) per share:

Years Ended	March 31, 2025	March 31, 2024
Net income (loss)	$(220,198)	$(691,783)
Weighted-average shares — basic	11,879,645	11,770,391
Effect of dilutive potential common shares	—	—
Weighted-average shares — basic and diluted	11,879,645	11,770,391
Net loss per share — basic and diluted	$(0.02)	$(0.06)
Antidilutive equity units	1,016,249	751,000

Recently Issued Accounting Pronouncements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, amending reportable segment disclosure requirements to include disclosure of incremental segment information on an annual and interim basis. Among the disclosure enhancements are new disclosures regarding significant segment expenses that are regularly provided to the chief operating decision-maker and included within each reported measure of segment profit or loss, as well as other segment items bridging segment revenue to each reported measure of segment profit or loss. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, and are applied retrospectively. Early adoption is permitted. See Note 2 for changes to our reportable segment disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, amending income tax disclosure requirements for the effective tax rate reconciliation and income taxes paid. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024 and are applied prospectively. Early adoption and retrospective application of the amendments are permitted. We continue to evaluate the impact of this update on our financial statements, but do not expect any changes to our current reportable segments.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company's annual periods for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. We are currently evaluating the ASU to determine its impact on our consolidated financial statements and disclosures.

The Company does not believe that issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

Under ASC 718, the value of each employee stock option was estimated on the date of grant using the Black-Scholes model for the purpose of financial information in accordance with ASC 718. The use of a Black-Scholes model requires the use of actual employee exercise behavior data and the use of a number of assumptions including expected volatility, risk-free interest rate and expected dividends. Employee stock options for 450,000 and 120,000 shares of stock were granted during fiscal years 2025 and 2024, respectively.

As of March 31, 2025, $172,841 of total unrecognized compensation costs related to nonvested stock is expected to be recognized over a period of five years. During the year ended March 31, 2025, various fully vested five-year stock options to purchase 65,000 shares of common stock of us previously granted to board members and employees expired unexercised.

The assumptions for employee stock options are summarized as follows:

Year Ended	March 31, 2025
Dividend yield	0%
Expected volatility	74% to 88%
Risk-free interest rate	3.9% to 4.61%
Expected life (in years)	5.0
Stock price	$0.29 to $0.70
Exercise price	$0.30 to $0.48

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

The total fair value of options granted was computed to be approximately $110,203 and $40,025 for the fiscal years ended March 31, 2025 and 2024, respectively. For disclosure purposes, these amounts are amortized ratably over the vesting periods of the options. Effects of stock-based compensation, net of the effect of forfeitures, totaled $46,000 and $53,552 for fiscal years 2025 and 2024, respectively.

The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the use of assumptions, including the expected stock price volatility. Because our employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options. A summary of our stock option activity and related information for equity compensation plans approved by security holders for each of the fiscal years ended March 31, 2025 and 2024 is as follows:

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT MARCH 31, 2023	1,049,000	0.66
Granted	120,000	0.44
Exercised	(89,084)	0.34
Forfeited/expired	(328,916)	0.44
BALANCE AT MARCH 31, 2024	751,000	$0.75
Granted	450,000	0.37
Exercised	(21,018)	0.37
Forfeited/expired	(163,733)	0.54
BALANCE AT MARCH 31, 2025	1,016,249	$0.63

The following table summarizes information about employee stock options outstanding and exercisable at March 31, 2024:

	STOCK OPTIONS OUTSTANDING			STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Number Exercisable	Weighted-Average Exercise Price per Share
$0.30 - $0.39	430,000	4.4	$0.36	6,333	$0.39
$0.40 - $0.50	217,499	2.7	$0.46	119,055	$0.47
$0.51 - $1.40	368,750	1.9	$1.03	267,394	$1.05
	1,016,249	3.1	$0.63	392,782	$0.86

The 1,016,249 options outstanding as of March 31, 2025 are nonqualified stock options. The exercise price of all options granted through March 31, 2025 has been equal to or greater than the fair market value, as determined by our Board of Directors or based upon publicly quoted market values of our common stock on the date of the grant.

The following table sets forth options to acquire shares of our common stock granted to Executive Officers during the fiscal year ended March 31, 2025.

Name	Grant date	Number of securities underlying options (#)	Exercise price of option awards ($/Sh)	Grant date fair value of option awards ($) (1)
Gregory J. Trudel	05/01/2024	200,000	0.37	48,055
	11/14/2024	5,000	0.42	1,328
Brian Jackman	05/01/2024	40.000	0.37	9,611
	11/14/2024	5.000	0.42	1,328
Brandon Shepard	08/19/2024	25,000	0.32	5,051

The following table sets forth certain information regarding the number and value of exercisable and unexercisable options to purchase shares of common stock held as of March 31, 2025 by Executive Officers.

Name	Number of Securities underlying unexercised options (#)exercisable	Number of Securities underlying unexercised options (#) unexercisable	Option exercise price ($/Sh)	Option expiration Date
Gregory J. Trudel	9,167	833	0.50	11/12/25
	51,250	23,750	1.50	01/13/27
	44,333	25,667	1.35	04/19/27
	4,667	5,333	0.51	02/09/28
	2,833	7,167	0.46	01/19/29
	—	200,000	0.37	08/01/29
	—	5,000	0.42	02/14/30

Brian Jackman	5,000	833	0.55	05/25/25
	9,167	3,167	0.50	11/12/25
	6,833	8,000	1.40	01/13/27
	7,000	40,000	0.51	02/09/28
	—	5,000	0.37	08/01/29
	—	—	0.42	02/14/30

Brandon Shepard	—	25,000	0.32	11/19/29

Jason Johnson	5,000	—	0.55	05/25/25
	7,167	2,833	0.80	11/11/26
	4,833	5,167	0.45	01/19/28

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

Our operating lease includes the use of real property. We have not identified any material finance leases as of March 31, 2025.

For the years ended March 31, 2025 and 2024, we had $384,184 and $357,503, respectively, for lease expense.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of March 31, 2025:

Fiscal Year	Amount
2026	$455,543
2027	270,666
Total operating lease payments	$726,209
Less imputed interest	(29,599)
Total operating lease liabilities	$696,610
Weighted-average remaining lease term	1.6 years
Weighted-average discount rate	5.0%

On November 2, 2022, we entered into a loan and security agreement with Pathward, N.A. The loan is due on demand and has no financial covenants. Under the agreement, we were provided with a line of credit that is not to exceed the lesser of $1,000,000 or 85% of eligible accounts receivable. The interest rate is prime rate plus 0.5%, with a floor of 6.75%, plus a monthly maintenance fee of 0.4%, based on the average monthly loan balance. Interest is charged on a minimum loan balance of $300,000, a loan fee of 0.5% at closing and annually, and an exit fee of 3%, 2%, and 1% during years one, two, and three, respectively.

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

The minimum future EIDL payment, by fiscal year, as of March 31, 2025 is as follows:

Fiscal Year	Amount
2026	$5,275
2027	5,275
2028	5,275
2029	5,275
Thereafter	129,646
Total	$150,746

During September 2020, we entered into a note agreement with U.S. Bank for $92,000. The note is for five years at a 5% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment.

The minimum future U.S. Bank payment, by fiscal year, as of March 31, 2025 is as follows:

Fiscal Year	Amount
2026	15,333
Total	$15,333

During June 2022, we entered into a note agreement with U.S. Bank for $118,970. The note is for five years at a 6% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment.

The minimum future principal U.S. Bank payment, by fiscal year, as of March 31, 2025 is as follows:

Fiscal Year	Amount
2026	23,794
2027	23,794
2028	7,931
Total	$55,519

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

Income tax provision (benefit) for income taxes is summarized below:

Years Ended	March 31, 2025	March 31, 2024
Current:
Federal	$—	$—
State	—	—
Total current	—	—

Deferred:
Federal	241,000	22,000
State	46,000	4,000
Total deferred	287,000	26,000
Valuation allowance	(287,000)	(26,000)

Total	$—	$—

The following is a reconciliation between the effective rate and the federal statutory rate:

Years Ended	March 31, 2025	March 31, 2024
Expected income tax rate	$(46,000)	$(145,000)
State income taxes, net of federal tax benefit	(9,000)	(28,000)
Other permanent differences	(16,000)	(10,000)
Research credits	137,000	(8,000)
Change in valuation allowance	(66,000)	191,000
Income tax expense	$—	$—

The components of the net accumulated deferred income tax asset (liability) are as follows:

Years Ended	March 31, 2025	March 31, 2024
Other deferred assets	$17,000	$16,000
Valuation allowance	(17,000)	(16,000)
Current deferred tax assets	—	—

Credits and net operating loss carryforwards	2,296,000	2,616,000
Valuation allowance	(2,296,000)	(2,616,000)
Long-term deferred tax assets	—	—

Total deferred tax assets	—	—
Valuation allowance	—	—
Long-term deferred tax liabilities	—	—

Total deferred tax liabilities	—	—

Net deferred tax assets (liabilities)	$—	$—

The primary components of our deferred tax assets are described below:

Years Ended	March 31, 2025	March 31, 2024
Differences in reporting long-term assets	$17,000	$16,000
Credits and net operating loss carryforwards	2,296,000	2,616,000
Less valuation allowance	(2,313,000)	(2,600,000)
Total deferred tax assets	$—	$—

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

As of March 31, 2025, we had approximately $8.2 million of net operating loss carryovers for tax purposes. Additionally, we have approximately $239,000 of research and development tax credits available to offset future federal income taxes. The net operating loss and credit carryovers begin to expire in the fiscal year ended March 31, 2026. In fiscal years ended after March 31, 2025, net operating losses expire at various dates through March 31, 2046. The Internal Revenue Code contains provisions, which may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including significant changes in ownership interests.

6.       Major Customers/Suppliers

We depend on sales that are generated from hospitals’ ongoing usage of AEM surgical instruments. In fiscal year 2024, we generated sales from over 400 hospitals that have changed to AEM products. Three vendors accounted for approximately 54% of our inventory purchases.

7.       Defined Contribution Employee Benefit Plan

We have adopted a 401(k) Profit Sharing Plan, which covers all full-time employees who have completed at least three months of full-time continuous service and are age eighteen or older. Participants may defer up to 20% of their gross pay up to a maximum limit determined by law. Participants are immediately vested in their contributions. We may make discretionary contributions based on corporate financial results for the fiscal year. To date, we have not made contributions to the 401(k) Profit Sharing Plan. Vesting in a contribution account (our contribution) is based on years of service, with a participant fully vested after five years of credited service.

8.       Related Party Transaction

The Company engaged Finance Vision Service, Inc., a company owned by board member Robert Fries, for consulting services. The company paid $40,727 and $32,032 in fiscal years 2025 and 2024.

9. Subsequent Events

Management evaluated all of our activity and concluded that, as of the date the financial statements were issued, no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On October 17, 2023, we were notified that Gries & Associates, LLC (“Gries”), our independent registered public accounting firm, had completed a sale of its customers to GreenGrowth CPAs Inc. (“GreenGrowth CPAs”). As a result of this transaction, Gries resigned its engagement with us immediately.

On October 18, 2023, upon the approval of our Audit Committee, we engaged GreenGrowth CPAs as our new independent registered public accounting firm for our fiscal year ending March 31, 2024 and interim periods.

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

During the year ended March 31, 2023, and the subsequent period through October 17, 2023, there were (i) no disagreements (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between us and Gries on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Gries’ satisfaction, would have caused Gries to make reference thereto in its reports on the financial statements for such years; and (ii) no “reportable events” within the meaning of Item 304(a)(1)(v) of Regulation S-K, except that Gries advised us of material weaknesses in its internal control over financial reporting as of March 31, 2023 and 2022.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of March 31, 2025, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting at March 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that assessment under those criteria, management has determined that, as of March 31,2025, our internal control over financial reporting was not effective.

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

Item 9B. Other Information

During the fiscal year ended March 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2025 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2025.

Item 11. Executive Compensation.

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2025 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2025 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2025.

The following table summarizes certain information regarding our equity compensation plan as of March 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding equity units	Weighted-average exercise price of equity units	Number of securities remaining available for future issuance under equity units plan
Equity compensation plans approved by security holders	1,016,249	$0.63	83,751

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2025 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2025.

Item 14. Principal Accounting Fees and Services.

Information in response to this item is incorporated by reference from the registrant's definitive proxy statement for its 2025 Annual Meeting of Shareholders to be filed within 120 days after March 31, 2025.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(b) Exhibits - The following exhibits are attached to this report on Form 10-K or are incorporated herein by reference:

3.1	Articles of Incorporation of the Company, as amended. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).
3.2	Bylaws of the Company. (Incorporated by reference from Current Report on Form 8-K filed on October 30, 2007).
3.3	First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 31, 2017).
4.1	Form of certificate for shares of Common Stock. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).
4.2	Description of Capital Stock. (Incorporated by reference from Annual Report on Form 10-K filed on June 14, 2019)
10.1	Lease Agreement dated June 3, 2004 between Encision Inc. and DaPuzzo Investment Group, LLC (Incorporated by reference from Quarterly Report on Form 10-Q filed on August 12, 2004).
10.2	Encision Inc. 2007 Stock Option Plan (Incorporated by reference from Proxy Statement dated June 30, 2007). †
10.3	Encision Inc. First Amended and Restated 2014 Stock Option Plan (Incorporated by reference from Proxy Statement dated July 6, 2020). †
10.4	Employment Agreement, dated November 14, 2016, between Encision Inc. and Gregory J. Trudel (Incorporated by reference to Exhibit 10-1 to our Current Report on Form 8-K filed on November 18, 2016). †
10.5	Fifth Amendment to Office Building Lease dated November 9, 2017 (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed February 12, 2018).
10.6	PPP Promissory Note dated as of April 17, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 23, 2020).

10.8	Economic Injury Disaster Loan dated as of August 1, 2020 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 14, 2020).
10.9	US Bank Equipment Finance Note dated January 21, 2021 (incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K filed on June 23, 2021)
10.10	PPP Promissory Note dated as of February 8, 2021 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 12, 2021).
10.11	Supply Agreement dated August 23, 2021 between Auris Health, Inc. and Encision Inc. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 15, 2021).+
10.12	New Line of Credit and Security Agreement with Pathward, N.A. dated November 2, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 17, 2022)
19.1	Encision, Inc. Insider Trading Policy**
23.1	Consent of Independent Registered Public Accounting Firm**
31.1	Section 302 Certification of Principal Executive Officer **
31.2	Section 302 Certification of Principal Financial and Accounting Officer **
32.1	Section 906 Certifications **
101	Inline interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) Statements of Stockholders Equity, (iv) Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements **
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).**

†	Denotes management contract or compensatory plan or arrangement.
**	Filed herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 10, 2025

ENCISION INC.

By:	/s/ Brandon Shepard
Brandon Shepard Controller Principal Accounting Officer & Principal Financial Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Brandon Shepard	July 10, 2025
Brandon Shepard Controller Principal Accounting Officer & Principal Financial Officer

/s/ Patrick W. Pace	July 10, 2025
Patrick W. Pace Director

/s/ Robert H. Fries	July 10, 2025
Robert H. Fries Director

/s/ Vern D. Kornelsen	July 10, 2025
Vern D. Kornelsen Director

/s/ Gregory J. Trudel	July 10, 2025
Gregory J. Trudel President and CEO Principal Executive Officer Director

