Form 10-Q
period 2025-06-30
ENCISION INC
filed 2025-08-15
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 21549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock no par value (Class)	11,879,645 Shares (outstanding at August 11, 2025)

ENCISION INC.

FORM 10-Q

For the Three Months ended June 30, 2025

i

PART I FINANCIAL INFORMATION

ITEM 1 - Condensed Interim Financial Statements

Encision Inc.

Condensed Balance Sheets

	June 30, 2025	March 31, 2025
	Unaudited	Audited
ASSETS
Current assets:
Cash	$47,918	$257,433
Accounts receivable	749,426	786,471
Inventories	1,534,887	1,483,182
Prepaid expenses	118,308	85,679
Total current assets	2,450,539	2,612,765
Equipment:
Furniture, fixtures, and equipment, at cost	2,591,981	2,585,446
Accumulated depreciation	(2,358,134)	(2,340,689)
Equipment, net	233,847	244,757
Right of use asset, net	1,199,806	568,395
Patents, net	166,708	171,890
Other assets	80,655	72,892
TOTAL ASSETS	4,131,555	3,670,699
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$328,123	$346,900
Line of credit	320,440	395,964
Secured notes	39,802	44,128
Accrued compensation	208,850	180,850
Deferred Revenue	2,574	17,401
Other accrued liabilities	129,615	160,274
Accrued lease liability	248,469	430,398
Total current liabilities	1,277,873	1,575,915
Long-term liability:
Secured notes	169,997	177,470
Accrued lease liability	1,061,597	266,212
Total liabilities	2,509,467	2,019,597
Commitments and contingencies (Note 4)
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 11,879,645 and 11,879,645 issued and outstanding at June 30, 2025, and March 31, 2025, respectively	24,428,466	24,416,347
Accumulated (deficit)	(22,806,378)	(22,765,245)
Total shareholders’ equity	1,622,088	1,651,102
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,131,555	$3,670,699

The accompanying notes to financial statements are an integral part of these unaudited condensed financial statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	June 30, 2025	June 30, 2024
NET REVENUE:
Product	$1,492,832	$1,591,960
Service	109,896	38,971
Total revenue	1,602,728	1,630,931

COST OF REVENUE:
Product	666,811	667,635
Service	57,458	20,633
Total cost of revenue	724,269	688,268
GROSS PROFIT	878,459	942,663

OPERATING EXPENSES:
Sales and marketing	404,601	423,237
General and administrative	328,198	351,903
Research and development	165,440	139,180
Total operating expenses	898,239	914,320
OPERATING (LOSS) INCOME	(19,780)	28,343
Interest expense, net	(18,009)	(6,369)
Other (expense) income, net	(3,344)	67
Interest expense and other (expense), income, net	(21,353)	(6,302)
(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(41,133)	22,041
Provision for income taxes	—	—
NET (LOSS) INCOME	$(41,133)	$22,041

Net (loss) income per share—basic and diluted	$(0.00)	$(0.00)
Weighted average shares—basic and diluted	11,879,645	11,879,145

The accompanying notes to financial statements are an integral part of these unaudited condensed financial statements.

Encision Inc.

Condensed Statements of Cash Flows

(Unaudited)

Three Months Ended	June 30, 2025	June 30, 2024
Cash flows (used in) operating activities:
Net (loss) income	$(41,133)	$22,041
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	22,777	19,322
Stock-based compensation expense	12,119	12,374
Provision for inventory obsolescence, net change	3,982	1,090
Change in operating assets and liabilities:
Right of use asset, net	(17,955)	(3,456)
Accounts receivable	37,046	74,980
Inventories	(55,687)	83,125
Prepaid expenses and other assets	(40,393)	(21,587)
Accounts payable	(33,605)	(76,123)
Accrued compensation and other accrued liabilities	(2,659)	5,762
Net cash provided by (used in) provided by operating activities	(115,508)	117,528
Cash flows (used in) investing activities:
Acquisition of property and equipment	(6,535)	(14,144)
Patent costs	(150)	(5,397)
Net cash (used in) investing activities	(6,685)	(19,541)
Cash flows from financing activities:
(Repayments) Borrowings from line of credit	(75,524)	142,736
(Payments) from options exercised	—	(1,449)
(Paydown) Secured notes	(11,798)	(11,339)
Net cash (used in) provided by financing activities	(87,322)	129,948

Net (decrease) increase in cash	(209,515)	227,935
Cash, beginning of fiscal year	257,433	42,509
Cash, end of fiscal quarter	47,918	270,444

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$18,009	$6,369

The accompanying notes to financial statements are an integral part of these unaudited condensed financial statements.

ENCISION INC.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2025

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

The Company has an accumulated deficit of $22,806,378 at June 30, 2025. Issuances of common stock and warrants have provided a significant portion of the Company's operating funds, the exercise of stock options to purchase common stock, loans, and (in some periods) operating profits. Shareholders’ equity decreased by $29,014 since March 31, 2025, because of a net loss of $41,133 and stock-based compensation of $12,119. Should the Company’s liquidity be diminished in the future because of operating losses, the Company may be required to seek additional capital.

The strategic marketing and sales plan is designed to expand the use of the company products in surgically active hospitals and surgery centers in the United States.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The unaudited condensed interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The unaudited condensed interim financial statements and notes thereto should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed on July 10, 2025.

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

The Company had a net loss of $41,133 for the three months ended June 30, 2025. At June 30, 2025, the Company had cash of $47,918, current borrowings of $320,440, and borrowing capacity up to $679,560, as restricted by eligible accounts receivable, under the line of credit. Working capital was $1,172,666 an increase of $135,816 from March 31, 2025. The Company decreased $209,515 of cash in the fiscal three months ended June 30, 2025, primarily because of cash used by operating activities and repayment of borrowings. Management is developing plans to ensure the Company has the working capital necessary to fund operations. The Company increased the pricing of products to mitigate higher material costs. Management concludes that it is probable that cash resources and line of credit will be sufficient to meet cash requirements for twelve months from the issuance of the unaudited condensed financial statements. Therefore, the accompanying unaudited condensed financial statements have been prepared, assuming the Company will continue as a going concern.

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

ENCISION INC. NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS JUNE 30, 2025 (Unaudited)

Cash and Cash Equivalents. For purposes of reporting cash flows, the company considers all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments. The financial instruments consist of cash, trade receivables, payables, secured notes, and an Economic Injury Disaster Loan (“EIDL”) loan. The carrying values of cash and trade receivables approximate their fair value due to their short maturities. The fair values of the EIDL loan approximates the carrying value based on estimated discounted future cash flows using the current rates at which similar loans would be made.

Concentration of Credit Risk. Financial instruments, which potentially subject the company to concentrations of credit risk, consist of cash and accounts receivable. From time to time, the amount of cash on deposit with financial institutions may exceed the $250,000 federally insured limit at June 30, 2025. The Company believes that cash on deposit that exceeds $250,000 with financial institutions is financially sound, and the risk of loss is minimal.

The Company has no off-balance sheet concentrations of credit risk such as foreign exchange contracts, options contracts, or other foreign hedging arrangements. The Company maintains the majority of cash balances with one financial institution in the form of demand deposits.

Accounts receivables are typically unsecured and are derived from transactions with and from entities in the healthcare industry primarily located in the United States. Accordingly, the Company may be exposed to credit risk generally associated with the healthcare industry. The accounts receivable balance at June 30, 2025, of $749,426 and at March 31, 2025, of $786,471 included no more than 11% from any one customer.

In July 2025, the FASB issued ASU No. 2025-05, Current expected credit losses (CECL)(Topic 326) (“ASU 2025-05”). Topic 326, Financial Instruments—Credit Losses, replaces the incurred-loss model with a forward-looking current expected credit loss model that requires recognition of lifetime expected credit losses on financial assets measured at amortized cost and certain off-balance-sheet credit exposures (including trade accounts receivable and contract assets), using historical experience, current conditions, and reasonable and supportable forecasts. The company is evaluating the impact of adopting Topic 326 on its financial statements and related disclosures.

Inventories. Inventories are stated at the lower of cost (first-in, first-out basis) or net realizable value. The Company reduces inventory for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and the net realizable value based upon assumptions about future demand and market conditions. The company increased reserves for potentially obsolete or unmarketable inventory $3,982 during the three ending June 30, 2025. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At June 30, 2025, and March 31, 2025, inventory consisted of the following:

	June 30, 2025	March 31, 2025
Raw materials	$1,178,910	$1,093,530
Finished goods	355,977	389,652
Total inventories	$1,534,887	$1,483,182

Property and Equipment. Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally five to seven years. Depreciation expenses for the three months ended June 30, 2025, and 2024, were $17,445 and $14,144, respectively. The Company uses the straight-line method of depreciation for property and equipment. Leasehold improvements are depreciated over the shorter of the remaining lease term or the asset's estimated useful life. Maintenance and repairs are expensed as incurred, and significant additions, replacements, and improvements are capitalized.

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

ENCISION INC. NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS JUNE 30, 2025 (Unaudited)

Income Taxes. The Company accounts for income taxes under the provisions of FASB Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. ASC 740 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards, and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits, which, more likely than not based on current circumstances, are not expected to be realized. As a result, no provision for income tax is reflected in the accompanying statements of operations. Should the Company achieve sufficient, sustained income in the future, the Company may conclude that some or all of the valuation allowance should be reversed. The Company is required to make many subjective assumptions and judgments regarding our income tax exposures. At June 30, 2025, the Company had no unrecognized tax benefits, which would affect the effective tax rate if recognized, and had no accrued interest, or penalties related to uncertain tax positions.

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

Stock-based compensation expense recognized under ASC 718 for the three months ended June 30, 2025, and 2024 was $12,119 and $12,374 respectively, which consisted of stock-based compensation expense related to grants of employee stock options.

Segment Reporting. Effective with the fiscal year ended March 31, 2025, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. Adoption of the amended guidance did not change the Company’s conclusion that it operates two reportable segments, nor did it affect the Company’s financial position, results of operations, or cash flows. The standard, however, expands required disclosures related to significant segment expense categories and interim-period information.

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

Additionally, our CODM (President and Chief Executive Officer) uses net income or loss, as reported in the Statement of Operations, as the profitability measure in making decisions to evaluate our performance, which is the same basis on which he communicates our results and performance to our Board of Directors. The CODM bases all significant decisions regarding the allocation of our resources on the financial information of the Company as a whole. At June 30, 2025, Net long-lived assets totaled $400,555 in the United States.

Information, by segment, for the three months ended June 30, 2025 and 2024 follows:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Product	Service	Total	Product	Service	Total
Net revenue	$1,492,832	$109,896	$1,602,728	$1,591,960	$38,971	$1,630,931
Cost of revenue	666,811	57,458	724,269	667,635	20,633	688,268
Gross profit	826,021	52,438	878,459	924,325	18,338	942,663
Operating income (loss)	(72,218)	52,438	(19,780)	10,005	18,338	28,343
Depreciation and amortization	22,777	—	22,777	19,322	—	19,322
Patent and capital expenditures	6,685	—	6,685	19,541	—	19,541
Equipment and patents, net	$400,555	$—	$400,555	$416,647	$—	$416,647

ENCISION INC. NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS JUNE 30, 2025 (Unaudited)

Recently Issued Accounting Pronouncements.

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

ASC Topic 326 (CECL). ASC Topic 326, Financial Instruments—Credit Losses, replaces the incurred-loss model with a forward-looking current expected credit loss model that requires recognition of lifetime expected credit losses on financial assets measured at amortized cost and certain off-balance-sheet credit exposures (including trade accounts receivable and contract assets), using historical experience, current conditions, and reasonable and supportable forecasts. The Company is evaluating the impact of adopting Topic 326 on its consolidated financial statements and related disclosures.

The Company does not believe that issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3. BASIC AND DILUTED INCOME AND LOSS PER COMMON SHARE

The Company reports both basic and diluted net (loss) income per share. Basic net income or loss per common share is computed by dividing net income or loss for the period by the weighted average number of common shares outstanding for the period. Diluted net income or loss per common share is computed by dividing the net income or loss for the period by the weighted average number of common and potential common shares outstanding during the period if the effect of the potential common shares is dilutive. The shares used in the calculation of dilutive potential common shares exclude options to purchase shares where the exercise price was greater than the average market price of common shares for the period.

The following table presents the calculation of basic and diluted net (loss) income per share:

	Three Months Ended
	June 30, 2025	June 30, 2024
Net (loss) income	$(41,133)	$22,041
Weighted-average basic shares outstanding	11,879,645	11,879,145
Effect of dilutive securities	—	31,773
Weighted-average diluted shares	11,879,645	11,906,918
Basic net (loss) income per share	$(0.00)	$0.00
Diluted net (loss) income per share	$(0.00)	$0.00

Antidilutive employee stock options	1,003,916	1,044,227

ENCISION INC. NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS JUNE 30, 2025 (Unaudited)

Note 4. COMMITMENTS AND CONTINGENCIES

The Company has a noncancelable lease agreement for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease expires October 31, 2028.

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

Effective August 28, 2023, the Company extended our noncancelable lease agreement through October 31, 2026, and further extended it through October 31, 2028, for the facilities at 6797 Winchester Circle, Boulder, Colorado. Lease expense was $384,184 for the fiscal year ended March 31, 2025, and $357,503 for the fiscal year ended March 31, 2024. Lease expense for the three months ended June 30, 2025 is $94,875.

The minimum future lease payment by fiscal year as of June 30, 2025, is as follows:

Fiscal Year	Amount
2026	146,278
2027	422,441
2028	458,393
2029	282,954
Total	$1,310,066

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

On November 2, 2022, the company entered into a loan and security agreement with Pathward, N.A. (Formerly Crestmark Bank). The loan is due on demand and has no financial covenants. Under the agreement, the company was provided with a line of credit that is not to exceed the lesser of $1,000,000 or 85% of eligible accounts receivable. The interest rate is the prime rate plus 0.5%, with a floor of 6.75%, plus a monthly maintenance fee. Of .04%, based on the average monthly loan balance. Interest is charged on a minimum loan balance of $300,000, a loan fee of 0.5% at closing and annually, and an exit fee of 3%, 2%, and 1% during years one, two, and three, respectively. The balance under the line of credit is fully collateralized by invoices included in our accounts receivable.

The minimum future EIDL payment by fiscal year as of June 30, 2025, is as follows:

Fiscal Year	Amount
2026	3,956
2027	5,275
2028	5,275
2029	5,275
Thereafter	129,714
Total	$149,495

ENCISION INC. NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS JUNE 30, 2025 (Unaudited)

During September 2020, The Company entered into a note agreement with U.S. Bank for $92,000. The note is for five years at a 5% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment.

The minimum future U.S. Bank payment by fiscal year as of June 30, 2025, is as follows:

Fiscal Year	Amount
2026	10,733
Total	$10,733

During June 2022, the Company entered into a note agreement with U.S. Bank for $118,970. The note is for five years at a 6% interest rate and the proceeds were used to purchase equipment. The note is secured by the equipment.

The minimum future principal U.S. Bank payment by fiscal year as of June 30, 2025, is as follows:

Fiscal Year	Amount
2026	17,846
2027	23,794
2028	7,931
Total	$49,571

Aside from the line of credit, operating lease, EIDL loan, and U.S. Bank loans, the Company does not have any material contractual commitments requiring settlement in the future.

The Company is subject to regulation by the United States Food and Drug Administration ("FDA"). The FDA provides regulations governing the manufacture and sale of our products and regularly inspects the Company and other manufacturers to determine compliance with these regulations. The Company believes that it was in substantial compliance with all known regulations at June 30, 2025. FDA inspections are conducted periodically at the discretion of the FDA. The latest inspection by the FDA occurred in October 2019.

Note 5. SHARE-BASED COMPENSATION

The provisions of ASC 718-10-55 requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and RSUs, based on estimated fair values. The following table summarizes stock-based compensation expenses related to employee stock options for the three months ended June 30, 2025, and 2024, which were allocated as follows:

	Three Months Ended
	June 30, 2025	June 30, 2024
Cost of sales	$142	$201
Sales and marketing	1,361	1,619
General and administrative	10,327	10,474
Research and development	289	80
Stock-based compensation expense	$12,119	$12,374

Share-based compensation cost for stock options is measured at the grant date, based on the fair value as calculated by the Black-Scholes-Merton ("BSM") option-pricing model. The BSM option-pricing model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk-free interest rate, and expected dividends. There were 90,000 stock options granted 99,332 stock options forfeited and no stock options exercised during the three months ending June 30, 2025. As of June 30, 2025, approximately $150,298 of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over a period of five years.

ENCISION INC. NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS JUNE 30, 2025 (Unaudited)

Note 6. RELATED PARTY TRANSACTION

There were no related party transactions during the three months ending June 30, 2025.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this section on Management’s Discussion and Analysis are not historical facts, including statements about our strategies and expectations with respect to new and existing products, market demand, acceptance of new and existing products, marketing efforts, technologies and opportunities, market and industry segment growth, and return on investments in products and markets. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward-looking statements. All forward-looking statements in this section on Management’s Discussion and Analysis are based on information available to us on the date of this document, and we assume no obligation to update such forward-looking statements. Readers of this Form 10-Q are strongly encouraged to review the section entitled “Risk Factors” in our Form 10-K for the fiscal year ended March 31, 2025.

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

When a hospital or surgery center changes to AEM technology, we receive recurring revenue from sales of replacement instruments. We believe that there is no directly competing technology to supplant AEM products. The replacement market of reusable and disposable AEM products in hospitals and surgery centers that use our AEM technology represented over 90% of our product revenue during the three months ended June 30, 2025. This revenue stream is expected to grow as the base of accounts using AEM technology expands. In addition, we intend to develop more disposable versions of our AEM products in order to meet market demands and expand our sales opportunities.

We have an accumulated deficit of $22,806,378 at June 30, 2025. A significant portion of our operating funds have been provided by issuances of our common stock and warrants and the exercise of stock options to purchase our common stock, loans, and (in some periods) by operating profits. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital.

During the three months ended June 30, 2025, we used $115,508 of cash in our operating activities and used $6,535 for investments in property and equipment. At June 30, 2025, we had $47,918 in cash and at March 31, 2025 we had $257,433 in cash available to fund future operations, an decrease of $209,515 from March 31, 2025. The decrease to cash was principally the result of cash used by operating activities and repayment of borrowing from our line of credit. Our working capital was $1,172,666 at June 30, 2025 compared to $1,036,850 at March 31, 2025.

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

We believe that the unique performance of the AEM technology and our breadth of independent endorsements provide an opportunity for continued market share growth. In our view, market awareness and awareness of the clinical credibility of the AEM technology, as well as awareness of our endorsements, are improving, and we expect this awareness to benefit our sales efforts for the remainder of the fiscal year 2026. Our objectives for the remainder of fiscal year 2026 are to optimize sales execution, expand market awareness of the AEM technology, and maximize the number of additional hospital and surgery center accounts switching to AEM instruments while retaining existing customers. In addition, acceptance of AEM products depends on surgeons’ preference for our instruments, which depends on factors such as ergonomics, quality, and ease of use, in addition to the technological and safety advantages of AEM products. If surgeons prefer other instruments to our instruments, our business results will suffer.

Possibility of Operating Losses: We have an accumulated deficit of $22,806,378 at June 30, 2025. A significant portion of our operating funds have been provided by issuances of our common stock and warrants and the exercise of stock options to purchase our common stock, loans, and (in some periods) by operating profits. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital. We have made strides toward improving our operating results, but due to the ongoing need to develop, optimize, and train our direct sales managers and the independent sales representative network, the need to support the development of refinements to our product line, and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to raise additional capital.

Revenue Growth: We expect to generate increased product revenue in the U.S. from sales to new customers and from expanded sales to existing customers as the medical device industry stabilizes and our network of direct and independent sales representatives becomes more efficient. We believe that the visibility and credibility of the independent clinical endorsements for AEM technology will contribute to new accounts and increased product revenue in fiscal year 2026. We also expect to increase market share through promotional programs that place our AEM monitors at no charge in hospitals that commit to standardizing with AEM instruments. However, all of these efforts to increase market share and grow product revenue will depend in part on our ability to expand the efficiency and effective coverage range of our direct and independent sales representatives, as well as maintain and, in some cases, improve the quality of our product offerings. The omission or delay of elective surgeries would negatively impact the extent and timing of revenue growth. Service revenue represents design, development and product supply revenue from our agreements with strategic partners.

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

Results of Operations

For the quarter ended June 30, 2025, compared to the quarter ended June 30, 2024.

Net Product revenue. Net product revenue for the quarter ended June 30, 2025 was $1,492,832 compared to $1,591,960 for the quarter ended June 30, 2024, a decrease of 6%. The decrease in net product revenue is primarily due to a reduction in the sales of disposable products, which suggests a decrease in the number of procedures performed during this period. This reduction in procedural volume has, in turn, lowered the overall demand for our products.

Net Service revenue. Net service revenue for the quarter ended June 30, 2025 was $109,896 compared to $38,971 for the quarter ended June 30, 2024.This increase was primarily because of services performed under a Master Services Agreement with Vicarious Surgical Inc.

Gross profit. Gross profit for the quarter ended June 30, 2025 of $878,459 represented a decrease of 7% from gross profit of $942,663 for the quarter ended June 30, 2024. Gross profit on product net revenue as a percentage of sales (gross margin) was 55% and 58% for the quarters ended June 30, 2025 and 2024 respectively.

Sales and marketing expenses: Sales and marketing expenses of $404,601 for the quarter ended June 30, 2025 represented a decrease of 4% from sales and marketing expenses of $423,237 for the quarter ended June 30, 2024. The decrease was because reduced sales commission payable during the period.

General and administrative expenses General and administrative expenses of $328,198 for the quarter ended June 30, 2025 represented a decrease increase of 7% from general and administrative expenses of $351,903 for the quarter ended June 30, 2024. This decrease was because of reductions in the use of contract services and regulatory expenses.

Research and development expenses. Research and development expenses of $165,440 for the quarter ended June 30, 2025 represented an increase of 19% compared to $139,180 for the quarter ended June 30, 2024. The increase was because of an increase of allocated resources for product development.

Net loss. Net loss was $41,133 for the quarter ended June 30, 2025 compared to net income of $22,041 for the quarter ended June 30, 2024. The decrease to net income was primarily because of the reduced product sales during the period.

The results of operations for the three months ending June 30, 2025, are not necessarily indicative of the results of operations for all or any part of the balance of the fiscal year.

Liquidity and Capital Resources

To date, a significant portion of our operating funds have been provided by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock, loans, and (in some periods) by operating profits. Common stock and additional paid-in capital totaled $24,428,466 from inception through June 30, 2025.

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

Our operations used $115,508 of cash during the three months ending June 30, 2025, on net revenue of $1,602,728. The amounts of cash used by operations for the three months ending June 30, 2025, are not necessarily indicative of the expected amounts of cash to be generated from or used in operations in fiscal year 2026. At June 30, 2025, we had $47,918 in cash available to fund future operations and a line of credit for up to $679,560, restricted by eligible account receivables. Our working capital was $1,172,666 at June 30, 2025 compared to $1,036,850 at March 31, 2025. Current liabilities were $1,277,873 at June 30, 2025, compared to $1,575,915 at March 31, 2025. We have a noncancelable lease agreement for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease expires October 31, 2028.

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

As of June 30, 2025, the following table shows our contractual obligations for the period presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Line of credit	$320,440	$320,440	$—	$—	$—
Operating lease obligations	$1,310,066	248,469	431,265	630,332	—
EIDL loan	$149,495	5,275	10,550	10,550	123,120
U.S. Bank loan	$10,733	10,733	—	—	—
U.S. Bank loan	$49,571	23,794	25,777	—	—
Total	$1,840,305	$608,711	$467,592	$640,882	$123,120

Our fiscal year 2026 operating plan is focused on increasing new accounts, retaining existing customers, growing revenue, increasing gross profits, and conserving cash. We are investing in research and development efforts to develop next-generation versions of the AEM product line. We have invested in manufacturing property and equipment to manufacture disposable scissors inserts internally and to reduce our cost of product revenue. We cannot predict with certainty the expected revenue, gross profit, net income or loss, and usage of cash for fiscal year 2026. If we are unable to manage our business operations in line with budget expectations, it could have a material adverse effect on our business viability, financial position, results of operations, and cash flows.

Income Taxes

 As of June 30, 2025, net operating loss carryforwards totaling approximately $8.2 million are available to reduce taxable income in the future. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the fiscal year ending March 31, 2025. We have not paid income taxes since our inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions that may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including changes in ownership interests. We have established a valuation allowance for the entire amount of our deferred tax assets since inception due to our history of losses. Should we achieve sufficient, sustained income in the future, we may conclude that some or all the valuation allowance should be reversed. If some or all of the valuation allowance were reversed, then, to the extent of the reversal, a tax benefit would be recognized, which would result in an increase in net income.

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

ITEM 4. Controls and procedures

Management’s Evaluation of Disclosures Controls and Procedures

Our management, comprised of our Chief Executive Officer (CEO) and Principal Financial and Accounting Officer (PFAO), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, and taking the matters described below into account, the Company’s CEO and PFAO have concluded that our disclosure controls and procedures over financial reporting were not effective during the reporting period ending June 30, 2025.

Remediation Activities Regarding Material Weakness

As disclosed in our Annual Report on Form 10-K for the March 31, 2025, fiscal year, management determined that our internal control over financial reporting was not effective as of March 31, 2025 for the following reasons (i) there is an inadequate segregation of duties consistent with control objectives as management is comprised of only two person, one of which is our principal executive offers as and the other is the principle financial officer.

Management has been actively engaged in remediating the material weaknesses described above. The following remedial actions have been taken:

•	We have evaluated additional review and approval processes for key financial reporting activities to mitigate segregation of duties issues.

•	We have expanded documentation of internal controls and policies to ensure consistency and accountability.

•	Evaluated opportunities to restructure financial reporting responsibilities as resources allow.

•	Began evaluating options to hire external consultants to assist with the design and implementation of improved internal control procedures.

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

Changes In Internal Control Over Financial Reporting

Other than the applicable remediation efforts described above, there were no significant changes in our internal control over financial reporting during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Item 1.	Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently aware of any such proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition, or results of operations.

Item 1A.	Risk Factors

In addition to the information set forth in this Form 10-Q, you should carefully consider the risk factors disclosed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended March 31, 2025. There have been no material changes to our risk factors from those included in our Annual Report on Form 10-K for the year ended March 31, 2025.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three months ended June 30, 2025.

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

During the three months ended June 30, 2025, none of our directors or executive officers had a Rule 10b5-1 plan in effect.

Item 6.	Exhibits

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

3.1	Articles of Incorporation of the Company, as amended. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).

3.2	Bylaws of the Company. (Incorporated by reference from Current Report on Form 8-K filed on October 30, 2007).

3.3	First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 31, 2017).

4.1	Form of certificate for shares of Common Stock. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).

4.2	Description of Capital Stock. (Incorporated by reference from Annual Report on Form 10-K filed on June 14, 2019).

10.1	Lease Agreement dated June 3, 2004 between Encision Inc. and DaPuzzo Investment Group, LLC (Incorporated by reference from Quarterly Report on Form 10-QSB filed on November 14, 2004).

10.2	Encision Inc. 2007 Stock Option Plan (Incorporated by reference from Proxy Statement dated June 30, 2007). †

10.3	Encision Inc. First Amended and Restated 2014 Stock Option Plan (Incorporated by reference from Proxy Statement dated July 6, 2020. †

10.4	Employment Agreement, dated November 14, 2016, between Encision Inc. and Gregory J. Trudel (Incorporated by reference to Exhibit 10-1 to our Current Report on Form 8-K filed on November 18, 2016). †

10.5	Fifth Amendment to Office Building Lease dated November 9, 2017 (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed February 12, 2018).

10.6	PPP Promissory Note dated as of April 17, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 23, 2020).

10.8	Economic Injury Disaster Loan dated as of August 1, 2022 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 14, 2020).

10.9	US Bank Note dated September 28, 2020 (Incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed August 12, 2022)

10.10	PPP Promissory Note dated as of February 8, 2021 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 12, 2021.

10.11	Supply Agreement dated August 23, 2021 between Auris Health, Inc. and Encision Inc. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 15, 2021).+

10.12	New Line of Credit and Security Agreement with Pathward, N.A. dated November 15, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 17, 2022).

31.1	Certification of President and CEO under Rule 13a-14(a) of the Exchange Act (filed herewith).

31.2	Certification of Principal Financial and Accounting Officer under Rule 13a-14(a) of the Exchange Act (filed herewith).

32.1	Certifications of President and CEO and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following materials from Encision Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Income, (iii) the unaudited Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged at Level I.

+	Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Encision Inc.

Dated: August XX, 2025
	By:	/s/ Brandon Shepard
Brandon Shepard Controller Principal Accounting Officer & Principal Financial Officer

