Form 10-Q
period 2025-09-30
ENCISION INC
filed 2025-11-13
CIK 930775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 21549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated Filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Common Stock no par value (Class)	16,879,645 Shares (outstanding at November 10, 2025)

ENCISION INC.

FORM 10-Q

For the Three and Six Months ended September 30, 2025

i

PART I FINANCIAL INFORMATION

ITEM 1 - Condensed Interim Financial Statements

Encision Inc.

Condensed Balance Sheets

	September 30, 2025 Unaudited	March 31, 2025 Audited
ASSETS
Current assets:
Cash	$71,731	$257,433
Accounts receivable	761,947	786,471
Inventories	1,468,863	1,483,182
Prepaid expenses	144,331	85,679
Total current assets	2,446,872	2,612,765
Equipment:
Furniture, fixtures and equipment, at cost	2,628,661	2,585,446
Accumulated depreciation	(2,378,645)	(2,340,689)
Equipment, net	250,016	244,757
Right of use asset	1,116,454	568,395
Patents, net	161,427	171,890
Other assets	81,990	72,892
TOTAL ASSETS	$4,056,759	$3,670,699
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$314,815	$346,900
Line of credit	31,706	395,964
Secured notes	35,202	44,128
Accrued compensation	199,657	180,850
Deferred Revenue	—	17,401
Other accrued liabilities	147,019	160,274
Accrued lease liability	343,172	430,398
Total current liabilities	1,071,571	1,575,915
Long-term liabilities:
Secured notes	162,249	177,470
Accrued lease liability	958,152	266,212
Total liabilities	2,191,972	2,019,597
Commitments and contingencies (Note 4)
Shareholders’ equity:
Preferred stock, no par value: 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, no par value: 100,000,000 shares authorized; 16,879,645 and 11,879,645 issued and outstanding at September 30, 2025, and March 31, 2025, respectively	24,938,998	24,416,347
Accumulated (deficit)	(23,074,211)	(22,765,245)
Total shareholders’ equity	1,864,787	1,651,102
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,056,759	$3,670,699

The accompanying notes to financial statements are an integral part of these unaudited condensed financial statements.

Encision Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
NET REVENUE:
Product	$1,481,802	$1,653,820	$2,974,634	$3,245,779
Service	46,248	101,568	156,144	140,539
Total revenue	1,528,050	1,755,388	3,130,778	3,386,318

COST OF REVENUE:
Product	805,734	882,886	1,472,545	1,550,520
Service	24,983	44,020	82,441	64,653
Total cost of revenue	830,717	926,906	1,554,986	1,615,173
GROSS PROFIT	697,333	828,482	1,575,792	1,771,145
OPERATING EXPENSES:
Sales and marketing	395,793	458,480	800,394	881,716
General and administrative	358,639	373,405	686,838	725,310
Research and development	201,392	155,515	366,832	294,695
Total operating expenses	955,824	987,400	1,854,064	1,901,721
OPERATING (LOSS)	(258,491)	(158,918)	(278,272)	(130,576)
Interest expense, net	(11,384)	(10,598)	(29,393)	(16,967)
Other (expense) income, net	2,042	(746)	(1,301)	(679)
Interest expense and other income (expense), net	(9,342)	(11,344)	(30,694)	(17,646)
(LOSS) BEFORE PROVISION FOR INCOME TAXES	(267,833)	(170,262)	(308,966)	(148,222)
Provision for income taxes	—	—	—	—
NET (LOSS)	$(267,833)	$(170,262)	$(308,966)	$(148,222)
Net (loss) per share—basic and diluted	$(0.02)	$(0.01)	$(0.02)	$(0.01)
Weighted average shares—basic and diluted	14,187,337	11,875,145	13,033,491	11,875,145

The accompanying notes to financial statements are an integral part of these unaudited condensed financial statements.

Encision Inc.

Condensed Statements of Cash Flows

(Unaudited)

Six Months Ended	September 30, 2025	September 30, 2024
Cash flows (used in) operating activities:
Net (loss)	$(308,966)	$(148,222)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	48,570	42,525
Stock-based compensation expense related to stock options	22,651	25,011
Provision for potential inventory obsolescence	2,569	83,152
Change in operating assets and liabilities:
Right of use asset, net	56,656	(6,909)
Accounts receivable	24,524	74,127
Inventories	11,750	154,520
Prepaid expenses and other assets	(55,968)	15,935
Accounts payable	(49,487)	(26,678)
Accrued compensation and other accrued liabilities	5,552	(20,762)
Net cash (used in) provided by operating activities	(242,149)	192,699
Cash flows (used in) investing activities:
Acquisition of property and equipment	(43,215)	(42,559)
Patent and Trademark costs	(11,933)	(17,359)
Net cash (used in) investing activities	(55,148)	(59,918)
Cash flows from financing activities:
(Repayments) Borrowing from line of credit	(364,258)	(77,834)
(Payments) from options exercised	—	(1,449)
Proceeds from issuance of common stock	500,000	—
(Paydown) Draw on Secured notes	(24,147)	134,007
Net cash provided by financing activities	111,595	54,724

Net (decrease) increase in cash	(185,702)	187,505
Cash, beginning of fiscal year	257,433	42,509
Cash, end of six months	$71,731	$230,014

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$29,393	$16,967

The accompanying notes to financial statements are an integral part of these unaudited condensed financial statements.

ENCISION INC.

NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

The Company has an accumulated deficit of $23,074,211 at September 30, 2025. A significant portion of the Company's operating funds has been provided by issuances of common stock and warrants, the exercise of stock options to purchase common stock, loans, and (in some periods) by operating profits. Shareholders’ equity increased by $213,685 since March 31, 2025, because of the issuance of common stock $500,000, net loss of $308,966, and stock-based compensation of $22,651. Should the Company’s liquidity be diminished in the future because of operating losses, the Company may be required to seek additional capital.

The strategic marketing and sales plan is designed to expand the use of the Company's products in surgically active hospitals and surgery centers in the United States.

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

The Company had a net loss of $267,833 and $308,966 for the three and six months ended September 30, 2025, respectively. At September 30, 2025, the Company had cash of $71,731 current borrowings of $31,706 and borrowing capacity up to $968,294, as restricted by eligible accounts receivable, under the line of credit. Working capital was $1,375,301, an increase of $338,451 from March 31, 2025. The Company realized a decrease in cash of $185,702 in the fiscal six months ended September 30, 2025, primarily because of cash used by operating activities. Management concludes that it is probable that cash resources and line of credit will only provide funding for our operations into the first fiscal quarter of 2027. Accordingly, there is substantial doubt as to whether existing cash resources are sufficient to enable the Company to continue its operations for the next 12 months as a going concern. Our management is evaluating and pursuing different strategies to obtain the required funding for our operations. To address the Company’s capital needs, the Company must continue to actively pursue additional equity or debt financing. The Company has been in ongoing discussions with potential investors with respect to such financing. Adequate financing opportunities might not be available to the Company, when and if needed, on acceptable terms or at all. If the Company is unable to obtain additional financing in sufficient amounts or on acceptable terms under such circumstances, the Company’s operating results and prospects will be adversely affected. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

ENCISION INC. NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS SEPTEMBER 30, 2025 (Unaudited)

Cash and Cash Equivalents. For purposes of reporting cash flows, the company considers all cash and highly liquid investments with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments. The financial instruments consist of cash, trade receivables, payables, and Economic Injury Disaster Loan (“EIDL”) loan. The carrying values of cash and trade receivables approximate their fair value due to their short maturities. The fair values of the EIDL loan approximates the carrying value based on estimated discounted future cash flows using the current rates at which similar loans would be made.

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

Accounts receivable are typically unsecured and are derived from transactions with and from entities in the healthcare industry, primarily located in the United States. Accordingly, the Company may be exposed to credit risk generally associated with the healthcare industry. The accounts receivable balance at September 30, 2025, of $761,947 and at March 31, 2025, of $786,471 included no more than 11% from any one customer.

Inventories. Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or net realizable value (“NRV”) in accordance with ASC 330. In addition to the NRV assessment, the Company maintains a stability and obsolescence (“S&O”) allowance for potential excess and obsolete inventory. Under the S&O policy, any stock keeping unit (“SKU”) that has had no transactional activity (sales, usage, transfers, or adjustments) for 18 consecutive months is fully reserved. The 18-month inactivity threshold is based on management’s assessment of historical product turnover and expected lifecycle patterns.

Because this allowance represents a change in estimate rather than an NRV write-down, it is reassessed at each reporting date and may be increased, reduced, or reversed prospectively when new information (e.g., renewed demand or usage) becomes available. When subsequent activity demonstrates that an item is again saleable or usable, the related reserve is reversed.

If, separate from the S&O methodology, management determines that the estimated NRV of any inventory item is below its recorded cost, the item is written down to NRV in accordance with ASC 330. Such NRV write-downs, once recorded, are not reversed in later periods. Changes in the S&O allowance and any NRV write-downs are recorded in cost of goods sold. At September 30, 2025 and March 31, 2025 S&O and NVR inventory reserves consisted of $70,489 and none and $67,920 and none respectively.

At September 30, 2025, and March 31, 2025 inventory consisted of the following:

	September 30, 2025	March 31, 2025
Raw materials	$1,196,326	$1,093,530
Finished goods	272,537	389,652
Total inventories	$1,468,863	$1,483,182

Property and Equipment. Property and equipment are stated at cost, with depreciation computed over the estimated useful lives of the assets, generally five to seven years. Depreciation expense for the three and six months ended September 30, 2025, and 2024 was $20,511 and $37,956, respectively, and $16,295 and $30,438, respectively. The Company uses the straight-line method of depreciation for property and equipment. Leasehold improvements are depreciated over the shorter of the remaining lease term or the estimated useful life of the asset. Maintenance and repairs are expensed as incurred, and major additions, replacements, and improvements are capitalized.

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

ENCISION INC. NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS SEPTEMBER 30, 2025 (Unaudited)

Income Taxes. The Company accounts for income taxes under the provisions of FASB Accounting Standards Codification (“ASC”) Topic 740, “Accounting for Income Taxes” (“ASC 740”). ASC 740 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. ASC 740 also requires recognition of deferred tax assets for the expected future tax effects of all deductible temporary differences, loss carryforwards, and tax credit carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits, which, more likely than not, based on current circumstances, are not expected to be realized. As a result, no provision for income tax is reflected in the accompanying statements of operations. Should the Company achieve sufficient, sustained income in the future, the Company may conclude that some or all of the valuation allowance should be reversed. The Company is required to make many subjective assumptions and judgments regarding income tax exposures. At September 30, 2025, the Company had no unrecognized tax benefits, which would affect the effective tax rate if recognized and had no accrued interest, or penalties related to uncertain tax positions.

Revenue Recognition. The Company records revenue at a single point in time, when control is transferred to the customer. The Company will continue to apply the current business processes, policies, systems, and controls to support recognition and disclosure. The shipping policy is Free On Board (FOB) Shipping Point. We recognize revenue from sales to stocking distributors when there is no right of return, other than for normal warranty claims. The Company has no ongoing obligations related to product sales, except for normal warranty obligations. As presented on the Statement of Operations, revenue is disaggregated between product revenue and service revenue. As it relates specifically to product revenue, the Company does not believe further disaggregation is necessary as substantially all of the product revenue comes from multiple products within a line of medical devices. The engineering service contracts are billed on a time and materials basis, and revenue is recognized over time as the services are performed.

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

Stock-based compensation expense recognized under ASC 718 for the three and six months ended September 30, 2025, and 2024 was $10,532 and $22,651, and $12,637 and $25,011, respectively, which consisted of stock-based compensation expense related to grants of employee stock options.

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

Operating segments are defined as components of an enterprise about which discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing operating performance. In consideration of ASC 280, Segment Reporting, the Company has concluded it operates two business segments, product and service. The Product segment designs, develops, manufactures, and markets patented surgical instruments. The Service segment performs engineering activities for external entities.

Additionally, our CDOM (President and Chief Executive Officer) uses net income or loss, as reported in the Statement of Operations, as the profitability measure in making decisions to evaluate our performance, which is the same basis on which he communicates our results and performance to our Board of Directors. The CODM bases all significant decisions regarding the allocation of our resources on the financial information of the Company as a whole. At September 30, 2025, net long-lived assets totaled $411,443 in the United States.

ENCISION INC. NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS SEPTEMBER 30, 2025 (Unaudited)

Information, by segment, for the three and six months ended September 30, 2025, and 2024, follows:

	Three Months Ended September 30, 2025			Six Months Ended September 30, 2025
	Product	Service	Total	Product	Service	Total
Net revenue	$1,481,802	$46,248	$1,528,050	$2,974,634	$156,144	$3,130,778
Cost of revenue	805,734	24,983	830,717	1,472,545	82,441	1,554,986
Gross profit	676,068	21,265	697,333	1,502,089	73,703	1,575,792
Operating income (loss)	(279,756)	21,265	(258,491)	(351,975)	73,703	(278,272)
Depreciation and amortization	25,793	—	25,793	48,570	—	48,570
Patent and capital expenditures	36,680	—	36,680	55,148	—	55,148
Equipment and patents, net	$411,443	$—	$411,443	$411,443	$—	$411,443

	Three Months Ended September 30, 2024			Six Months Ended September 30, 2024
	Product	Service	Total	Product	Service	Total
Net revenue	$1,653,820	$101,568	$1,755,388	$3,245,779	$140,539	$3,386,318
Cost of revenue	882,886	44,020	926,906	1,550,520	64,653	1,615,173
Gross profit	770,934	57,548	828,482	1,695,259	75,886	1,771,145
Operating income (loss)	(216,466)	57,548	(158,918)	(206,462)	75,886	(130,576)
Depreciation and amortization	23,203	—	23,203	42,525	—	42,525
Patent and capital expenditures	40,377	—	40,377	59,918	—	59,918
Equipment and patents, net	$435,408	$—	$435,408	$435,408	$—	$435,408

Recently Issued Accounting Pronouncements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company's annual periods for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is evaluating the ASU to determine its impact on our consolidated financial statements and disclosures.

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

In January 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-01, Income Statement—Reporting Comprehensive Income (Subtopic 220-40): Clarifying the Effective Date. The ASU clarifies the effective date of ASU 2024-03, which requires public business entities to disclose certain natural expense categories in the income statement and to provide additional disaggregated information in the notes. ASU 2025-01 confirms that public business entities are required to adopt the guidance for annual reporting periods beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027. The Company is evaluating the ASU to determine its impact on our consolidated financial statements and disclosures.

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. The ASU clarifies how to identify the accounting acquirer in a business combination when the legal acquiree is a variable interest entity (“VIE”). For transactions effected primarily by the exchange of equity interests, entities are now required to evaluate the same factors in ASC 805 used for voting interest entity acquisitions, which may result in certain transactions being accounted for as reverse acquisitions. The Company is evaluating the ASU to determine its impact on our consolidated financial statements and disclosures.

ENCISION INC. NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS SEPTEMBER 30, 2025 (Unaudited)

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments simplify the application of the current expected credit loss (“CECL”) model for current trade receivables and current contract assets arising from revenue transactions under ASC 606. The Company is evaluating the ASU to determine its impact on our consolidated financial statements and disclosures.

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net (loss)	$(267,833)	$(170,262)	$(308,966)	$(148,222)
Weighted-average basic shares outstanding	14,187,337	11,875,145	13,033,491	11,875,145
Effect of dilutive securities	—	—	—	—
Weighted-average diluted shares	14,187,337	11,875,145	13,033,491	11,875,145
Basic net (loss) per share	$(0.02)	$(0.01)	$(0.02)	$(0.01)
Diluted net (loss) per share	$(0.02)	$(0.01)	$(0.02)	$(0.01)
Antidilutive employee stock options	1,023,916	1,099,000	1,023,916	1,099,000

Note 4. COMMITMENTS AND CONTINGENCIES

The Company has a noncancelable lease agreement for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease expires October 31, 2028.

The Company determines if an arrangement contains a lease at inception according to ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). The Company currently does not have any finance leases. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. The Company uses the incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities, as the leases do not provide an implicit rate. Lease expense is recognized on a straight-line basis over the lease term.

ENCISION INC. NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS SEPTEMBER 30, 2025 (Unaudited)

Effective June 5, 2025, the Company extended our non-cancelable lease agreement through October 31, 2028, for the facilities at 6797 Winchester Circle, Boulder, Colorado. Lease expense was $384,184 for the fiscal year ended March 31, 2025, and $357,503 for the fiscal year ended March 31, 2024. Lease expense for the six months ended September 30, 2025, is $194,830.

The minimum future lease payment by fiscal year as of September 30, 2025, is as follows:

Fiscal Year	Amount
2026	$137,536
2027	422,441
2028	458,393
2029	282,954
Total	$1,301,324

On August 4, 2020, the Company received $150,000 in loan funding from the U.S. Small Business Administration (“SBA”) under the Economic Injury Disaster Loan (“EIDL”) program administered by the SBA, which program was expanded pursuant to the CARES Act. The EIDL is evidenced by a promissory note, dated August 1, 2021, in the original principal amount of $150,000 with the SBA, the lender. Under the terms of the Note, interest accrues on the outstanding principal at the rate of 3.75% per annum. The term of the Note is thirty years, though it may be payable sooner upon an event of default under the Note.

On November 2, 2022, the Company entered into a loan and security agreement with Pathward, N.A. (formerly Crestmark Bank). The loan is due on demand and has no financial covenants. Under the agreement, the Company was provided with a line of credit that is not to exceed the lesser of $1,000,000 or 85% of eligible accounts receivable. The interest rate is the prime rate plus 0.5%, with a floor of 6.75%, plus a monthly maintenance fee of 0.4%, based on the average monthly loan balance. Interest is charged on a minimum loan balance of $300,000, a loan fee of 0.5% at closing and annually, and an exit fee of 3%, 2% and 1% during years one, two, and three, respectively.

The minimum future EIDL payment, by fiscal year, as of September 30, 2025, is as follows:

Fiscal Year	Amount
2026	$2,637
2027	5,275
2028	5,275
2029	5,275
Thereafter	129,234
Total	$147,696

During September 2020, the Company entered into a note agreement with U.S. Bank for $92,000. The note is for five years at a 5% interest rate, and the proceeds were used to purchase equipment. The note is secured by the equipment.

The minimum future U.S. Bank payment, by fiscal year, as of September 30, 2025, is as follows:

Fiscal Year	Amount
2026	6,133
Total	$6,133

During June 2022, the Company entered into a note agreement with U.S. Bank for $115,004. The note is for five years at a 6% interest rate, and the proceeds were used to purchase equipment. The note is secured by the equipment.

The minimum future principal U.S. Bank payment, by fiscal year, as of September 30, 2025, is as follows:

Fiscal Year	Amount
2026	11,897
2027	23,794
2028	7,931
Total	$43,622

Aside from the line of credit, operating lease, EIDL loan, and U.S. Bank loans, the Company does not have any material contractual commitments requiring settlement in the future.

ENCISION INC. NOTES TO UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS SEPTEMBER 30, 2025 (Unaudited)

The Company is subject to regulation by the United States Food and Drug Administration (“FDA”). The FDA provides regulations governing the manufacture and sale of products and regularly inspects the Company and other manufacturers to determine compliance with these regulations. The Company believes that it was in substantial compliance with all known regulations as of September 30, 2024. FDA inspections are conducted periodically at the discretion of the FDA. The latest inspection by the FDA occurred in October 2019.

Note 5. SHARE-BASED COMPENSATION

The provisions of ASC 718-10-55 requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and RSUs, based on estimated fair values. The following table summarizes stock-based compensation expense related to employee stock options for the three and six months ended September 30, 2025, and 2024, which was allocated as follows:

	Three Months Ended		Six Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Cost of sales	$115	$201	$258	$402
Sales and marketing	1,284	1,750	2,645	3,369
General and administrative	8,884	10,606	19,210	21,080
Research and development	249	80	538	160
Stock-based compensation expense	$10,532	$12,637	$22,651	$25,011

Share-based compensation cost for stock options is measured at the grant date, based on the fair value as calculated by the Black-Scholes-Merton ("BSM") option-pricing model. The BSM option-pricing model requires the use of actual employee exercise behavior data and the application of a number of assumptions, including expected volatility, risk-free interest rate, and expected dividends. There were 90,000 stock options granted, 104,332 stock options forfeited, and no stock options exercised during the three and six months ending September 30, 2025, respectively. As of September 30, 2025, approximately $144,020 of total unrecognized compensation costs related to nonvested stock options is expected to be recognized over a period of five years.

Note 6. RELATED PARTY TRANSACTION

In September 2025, the Company entered into a services agreement with Rader Industries LLC (“Rader Industries”), a company owned by Jessica Rader, an immediate family member of the Company’s Chief Executive Officer, Gregory Trudel. Under the terms of the agreement, Rader Industries provides telemarketing and promotional sales campaign services for a two-month period. The contract provides for compensation at an hourly fee of $25 per hour, plus 10% of invoiced promotional sales generated by Rader Industries during the contract term.

As of September 30, 2025, the Company had paid $1,094 to Rader Industries under this agreement. The Company believes the terms of this arrangement are comparable to those that could have been obtained in an arm’s-length transaction.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this section on Management’s Discussion and Analysis are not historical facts, including statements about strategies and expectations with respect to new and existing products, market demand, acceptance of new and existing products, marketing efforts, technologies and opportunities, market and industry segment growth, and return on investments in products and markets. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve substantial risks and uncertainties that may cause actual results to differ materially from those indicated by the forward-looking statements. All forward-looking statements in this section on Management’s Discussion and Analysis are based on information available to us on the date of this document, and we assume no obligation to update such forward-looking statements. Readers of this Form 10-Q are strongly encouraged to review the section entitled “Risk Factors” in the Form 10-K for the fiscal year ended March 31, 2025.

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

We address market opportunities created by the increase in minimally invasive surgery (“MIS”) and surgeons’ use of electrosurgery devices in these procedures. The product opportunity exists in that monopolar and robotic electrosurgery instruments used in laparoscopic procedures provide excellent clinical results, but are also susceptible to causing inadvertent collateral tissue damage outside the surgeon’s field of view due to insulation failure and capacitive coupling. The risk of unintended electrosurgical burn injury to the patient in laparoscopic surgery has been well documented. This risk poses a threat to patient safety, including the risk of death, and creates liability exposure for surgeons and hospitals, as well as increased and preventable readmissions.

The patented AEM technology provides surgeons with the desired tissue effects while capturing stray electrosurgical energy that can cause unintended and unseen tissue injury that may result in death. AEM Surgical Instruments are equivalent to conventional instruments in size, shape, ergonomics, functionality, and competitive pricing, but they incorporate “Active Electrode Monitoring” technology to dynamically and continuously monitor the flow of electrosurgical current, thereby preventing patient injury from stray energy burns. With the “shielded and monitored” instruments, surgeons can perform electrosurgical procedures more safely, effectively, and economically than is possible using conventional instruments or alternative energy sources.

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

AEM technology has been recommended and endorsed by many groups involved in MIS. Surgeons, nurses, biomedical engineers, the medicolegal community, malpractice insurance carriers, and electrosurgical device manufacturers advocate the use of AEM technology. We have focused our marketing strategies to date on expanding the market awareness of the AEM technology and our broad independent endorsements, and have continued efforts to improve and expand the AEM technology penetration.

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

We have an accumulated deficit of $23,074,211 at September 30, 2025. A significant portion of our operating funds have been provided by issuances of our common stock and warrants and the exercise of stock options to purchase our common stock, loans, and (in some periods) by operating profits. Should our liquidity be diminished in the future because of operating losses, we may be required to implement cost reductions, seek additional capital, or make such other operational changes as may be required.

During the six months ended September 30, 2025, we used $242,149 of cash in our operating activities and used $55,148 for investments in property and equipment. At September 30, 2025, we had $71,731 in cash and at March 31, 2025 we had $257,433 in cash available to fund future operations, a decrease of $185,702 from March 31, 2025. The decrease in cash was principally the result of cash used by operating activities. Our working capital was $1,375,301 at September 30, 2025, compared to $1,036,850 at March 31, 2025. The increase in working capital was principally the result of gross proceeds of the private placement of our common stock issued during the period.

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

Outlook

Installed Base of AEM Monitoring Equipment: We believe that sales of our installed base of AEM products will increase as the inherent risks associated with monopolar and robotic laparoscopic electrosurgery become more widely acknowledged and as we focus on increasing our sales efficiency and continue to enhance our product line. We expect that the replacement sales of electrosurgical instruments and accessories will also increase as additional facilities adopt AEM technology. We anticipate that the efforts to improve the productivity of sales representatives carrying the AEM product line, along with the introduction of next-generation products, may provide the basis for increased sales and profitable operations. However, these measures, or any others that we may adopt, may not result in either increased sales or profitable operations.

We believe that the unique performance of the AEM technology and our breadth of independent endorsements provide an opportunity for continued market share growth. In our view, market awareness and awareness of the clinical credibility of the AEM technology, as well as awareness of our endorsements, are improving, and we expect this awareness to benefit our sales efforts for the remainder of fiscal year 2026. Our objectives for the remainder of fiscal year 2026 are to optimize sales execution, expand market awareness of the AEM technology, and maximize the number of additional hospital and surgery center accounts switching to AEM instruments while retaining existing customers. In addition, acceptance of AEM products depends on surgeons’ preference for our instruments, which depends on factors such as ergonomics, quality, and ease of use, in addition to the technological and safety advantages of AEM products. If surgeons prefer other instruments to our instruments, our business results will suffer.

Possibility of Operating Losses: We have an accumulated deficit of $23,074,211 at September 30, 2025. A significant portion of our operating funds have been provided by issuances of our common stock and warrants and the exercise of stock options to purchase our common stock, loans, and (in some periods) by operating profits. Should our liquidity be diminished in the future because of operating losses, we may be required to seek additional capital. We have made strides toward improving our operating results but due to the ongoing need to develop, optimize and train our direct sales managers and the independent sales representative network, the need to support the development of refinements to our product line, and the need to increase sustained sales to a level adequate to cover fixed and variable operating costs, we may operate at a net loss. Sustained losses, or our inability to generate sufficient cash flow from operations to fund our obligations, may result in a need to implement cost reductions, raise additional capital, or make such other operational changes as may be required.

Revenue Growth: We expect to generate increased product revenue in the U.S. from sales to new customers and from expanded sales to existing customers as the medical device industry stabilizes and our network of direct and independent sales representatives becomes more efficient. We believe that the visibility and credibility of the independent clinical endorsements for AEM technology will contribute to new accounts and increased product revenue in fiscal year 2026. We also expect to increase market share through promotional programs of placing our AEM monitors at no charge into hospitals that commit to standardize with AEM instruments. However, all of these efforts to increase market share and grow product revenue will depend in part on our ability to expand the efficiency and effective coverage range of our direct and independent sales representatives, as well as maintain and, in some cases, improve the quality of our product offerings. The omission or delay of elective surgeries would negatively impact the extent and timing of revenue growth. Service revenue represents design, development, and product supply revenue from our agreements with strategic partners.

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

Results of Operations

For the quarter ended September 30, 2025, compared to the quarter ended September 30, 2024.

Net Product revenue. Net product revenue for the quarter ended September 30, 2025, was $1,481,802 compared to $1,653,820 for the quarter ended September 30, 2024, a decrease of 10%. The decrease in net product revenue is primarily due to a reduction in the sales of disposable products, which suggests a decrease in the number of procedures performed during this period. This reduction in procedural volume has, in turn, lowered the overall demand for our products.

Net Service revenue. Net service revenue for the quarter ended September 30, 2025, was $46,248 compared to $101,568 for the quarter ended September 30, 2024. This decrease was because of a short delay in services performed under a Master Services Agreement with Vicarious Surgical Inc. This decrease resulted from a brief delay in services under the Master Services Agreement with Vicarious Surgical Inc., following a temporary project suspension by the customer.

Gross profit. Gross profit for the quarter ended September 30, 2025, of $697,333 represented a decrease of 16% from the gross profit of $828,482 for the quarter ended September 30, 2024. Gross profit declined for the quarter ended September 30, 2025, due to reduced sales and an unfavorable change in product mix, with a lower proportion of higher-margin products in sales. Gross profit on total net revenue as a percentage of sales (gross margin) was 46% for the quarter ended September 30, 2025, and 47% for the quarter ended September 30, 2024.

Sales and marketing expenses. Sales and marketing expenses of $395,793 for the quarter ended September 30, 2025, represented a decrease of 14% from $458,480 for the quarter ended September 30, 2024. The decrease was due to reduced trade shows and commission expenses.

General and administrative expenses. General and administrative expenses of $358,639 for the quarter ended September 30, 2025, represented a decrease of 4% from general and administrative expenses of $373,405 for the quarter ended September 30, 2024. The decrease was because of decreased outside accountants' costs and reduced insurance expenses.

Research and development expenses. Research and development expenses of $201,392 for the quarter ended September 30, 2025, represented an increase of 30% compared to $155,515 for the quarter ended September 30, 2024. The increase was due to an increase in allocated resources for product development.

Net loss. Net loss was $267,833 for the quarter ended September 30, 2025, compared to a net loss of $170,262 for the quarter ended September 30, 2024. The increase in net loss for the quarter ended September 30, 2025, was primarily because of reduced sales volume and an unfavorable change in product mix.

For the six months ended September 30, 2025, compared to the six months ended September 30, 2024.

Net Product revenue. Net product revenue for the six months ended September 30, 2025, was $2,974,634 compared to $3,245,779 for the six months ended September 30, 2024, a decrease of 8%. The decrease in net product revenue is attributable to decreased demand for our products.

Net Service revenue. Net service revenue for the six months ended September 30, 2025, was $156,144 compared to $140,539 for the six months ended September 30, 2024, an increase of 11%. Net service revenue for the six months ended September 30, 2025, was for engineering services performed under a Master Services Agreement with Vicarious Surgical Inc.

Gross profit. Gross profit for the six months ended September 30, 2025, of $1,575,792 represented a decrease of 11% from gross profit of $1,771,145 for the six months ended September 30, 2024. Gross profit on total net revenue as a percentage of sales (gross margin) was 50% for the six months ended September 30, 2025, and 52% for the six months ended September 30, 2024. Gross profit declined for the six months ended September 30, 2025, due to reduced sales and an unfavorable change in product mix, with a lower proportion of higher-margin products in sales.

Sales and marketing expenses. Sales and marketing expenses of $800,394 for the six months ended September 30, 2024, represented a decrease of 9% from sales and marketing expenses of $881,716 for the six months ended September 30, 2024. The decrease was the result of lower commission expenses.

General and administrative expenses. General and administrative expenses of $686,838 for the six months ended September 30, 2025, represented a decrease of 5% from general and administrative expenses of $725,310 for the six months ended September 30, 2024. The decrease was because of decreased outside accountants' costs and reduced insurance expenses.

Research and development expenses. Research and development expenses of $366,832 for the six months ended September 30, 2025, represented an increase of 24% compared to $294,695 for the six months ended September 30, 2024. The increase was the result of an increase in allocations to product development.

Net loss. Net loss was $308,966 for the six months ended September 30, 2025, compared to a net loss of $148,222 for the six months ended September 30, 2024. The increase in net loss for the quarter ended September 30, 2025, was primarily because of reduced sales volume, an unfavorable change in product mix, and increased allocation of resources to the development of new products.

The results of operations for the three and six months ended September 30, 2025, are not necessarily indicative of the results of operations for all or any part of the balance of the fiscal year.

Liquidity and Capital Resources

To date, a significant portion of our operating funds have been provided by issuances of our common stock and warrants, the exercise of stock options to purchase our common stock, loans, and (in some periods) by operating profits. Common stock and additional paid-in capital totaled $24,938,998 from inception through September 30, 2025.

We expect net losses to continue in connection with our ongoing activities, particularly as we continue to invest in commercialization and new product development. Based on our current planned operations, we do not believe that our current cash and cash equivalents balance of $71,731 as of September 30, 2025, will be sufficient to support our operations beyond the next 12 months from the date of issuance of these financial statements. We currently expect that our cash, cash equivalents, and line of credit will be sufficient to support our operations into the first quarter of fiscal year 2027. As such, there is substantial doubt about the Company’s ability to continue as a going concern. We may seek to utilize additional capital to expand our business, to pursue strategic investments, to take advantage of financing opportunities, or implement other strategies or initiatives.

On August 4, 2020, we received $150,000 in loan funding from the U.S. Small Business Administration (“SBA”) under the Economic Injury Disaster Loan (“EIDL”) program administered by the SBA, which program was expanded pursuant to the CARES Act. The EIDL is evidenced by a promissory note, dated August 1, 2021, in the original principal amount of $150,000 with the SBA, the lender. Under the terms of the Note, interest accrues on the outstanding principal at the rate of 3.75% per annum. The term of the Note is thirty years, though it may be payable sooner upon an event of default under the Note.

During September 2020, we entered into a note agreement with U.S. Bank for $92,000. The note is for five years at a 5% interest rate, and the proceeds were used to purchase equipment. The note is secured by the equipment.

During July 2022, we entered into a note agreement with U.S. Bank for $115,004. The note is for five years at a 6% interest rate, and the proceeds were used to purchase equipment. The note is secured by the equipment.

On November 2, 2022, we entered into a loan and security agreement with Pathward, N.A. (formerly Crestmark Bank). The loan is due on demand and has no financial covenants. Under the agreement, we were provided with a line of credit that is not to exceed the lesser of $1,000,000 or 85% of eligible accounts receivable. The interest rate is the prime rate plus 0.5%, with a floor of 6.75%, plus a monthly maintenance fee of 0.4%, based on the average monthly loan balance. Interest is charged on a minimum loan balance of $300,000, a loan fee of 0.5% at closing and annually, and an exit fee of 3%, 2% and 1% during years one, two, and three, respectively.

Our operations used $242,149 of cash during the six months ended September 30, 2025, on net revenue of $3,130,778. The amounts of cash used by operations for the six months ended September 30, 2025, are not necessarily indicative of the expected amounts of cash to be generated from or used in operations in fiscal year 2026. As of September 30, 2025, we had $71,731 in cash available to fund future operations and a line of credit for up to $968,294, restricted by eligible accounts receivable. Our working capital was $1,375,301 at September 30, 2025, compared to $1,036,850 at March 31, 2025. Current liabilities were $1,071,571 at September 30, 2025, compared to $1,575,915 at March 31, 2025. We have a noncancelable lease agreement for our facilities at 6797 Winchester Circle, Boulder, Colorado. The lease expires October 31, 2028.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. ROU assets also include any initial direct costs incurred and any lease payments made at or before the lease commencement date, less lease incentives received. We use our incremental borrowing rate based on the information available at the commencement date in determining the lease liabilities, as our leases do not provide an implicit rate. Lease expense is recognized on a straight-line basis over the lease term.

On August 19, 2025, we completed a private placement of our common stock, issuing 5,000,000 shares at $0.10 per share for gross proceeds of $500,000. We intend to use the proceeds for working capital and general corporate purposes.

As of September 30, 2025, the following table shows our contractual obligations for the periods presented:

	Payment due by period
Contractual obligations	Totals	Less than 1 year	1-3 years	3-5 years	More than 5 years
Line of credit	$31,706	$31,706	$—	$—	$—
Operating lease obligations	1,301,324	343,172	440,198	517,954	—
EIDL loan	147,696	5,275	10,550	10,550	121,321
U.S. Bank loan	6,133	6,133	—	—	—
U.S. Bank loan	43,622	23,794	19,828	—	—
Total	$1,530,481	$410,080	$470,576	$528,504	$121,321

Our fiscal year 2026 operating plan is focused on increasing new accounts, retaining existing customers, growing revenue, increasing gross profits, and conserving cash. We are investing in research and development efforts to develop next-generation versions of the AEM product line. We have invested in manufacturing equipment to manufacture disposable scissors inserts internally and to reduce our cost of product revenue. We cannot predict with certainty the expected revenue, gross profit, net income or loss, and usage of cash for fiscal year 2026. If the current downward sales trend continues, it will have a material adverse effect on our business viability, financial position, results of operations, and cash flows.

Income Taxes

As of March 31, 2025, net operating loss carryforwards totaling approximately $8.2 million are available to reduce taxable income in the future. The net operating loss carryforwards expire, if not previously utilized, at various dates beginning in the fiscal year ending March 31, 2026. We have not paid income taxes since our inception. The Tax Reform Act of 1986 and other income tax regulations contain provisions that may limit the net operating loss carryforwards available to be used in any given year if certain events occur, including changes in ownership interests. We have established a valuation allowance for the entire amount of our deferred tax asset since inception due to our history of losses. Should we achieve sufficient, sustained income in the future, we may conclude that some or all of the valuation allowance should be reversed. If some or all of the valuation allowance were reversed, then, to the extent of the reversal, a tax benefit would be recognized, which would result in an increase to net income.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, sales, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts, inventories, sales returns, contingencies, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements.

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

We recognize deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits, which, more likely than not, based on current circumstances, are not expected to be realized. Should we maintain sufficient, sustained income in the future, we may conclude that all or some of the valuation allowance should be reversed.

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

Our management, comprised of our Chief Executive Officer (CEO) and Principal Financial and Accounting Officer (PFAO), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on that evaluation, and taking the matters described below into account, the Company’s CEO and PFAO have concluded that our disclosure controls and procedures over financial reporting were not effective during the reporting period ending September 30, 2025.

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

Changes In Internal Control Over Financial Reporting

Other than the applicable remediation efforts described above, there were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no unregistered sales of equity securities of the Company during the period covered by this quarterly report, which were not previously reported in a (i) Current Report on Form 8-K or (ii) Quarterly Report on Form 10-Q.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the six months ended September 30, 2025.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

During the period ending September 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following exhibits are filed with this report on Form 10-Q or are incorporated by reference:

3.1	Articles of Incorporation of the Company, as amended. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).

3.2	Bylaws of the Company. (Incorporated by reference from Current Report on Form 8-K filed on October 30, 2007).

3.3	First Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on May 31, 2017).

4.1	Form of certificate for shares of Common Stock. (Incorporated by reference from Registration Statement #333-4118-D dated June 25, 1996).

4.2	Description of Capital Stock. (Incorporated by reference from Annual Report on Form 10-K filed on June 14, 2019).

10.1	Lease Agreement dated June 3, 2004, between Encision Inc. and DaPuzzo Investment Group, LLC (Incorporated by reference from Quarterly Report on Form 10-QSB filed on November 14, 2004).

10.2	Encision Inc. 2007 Stock Option Plan (Incorporated by reference from Proxy Statement dated June 30, 2007). †

10.3	Encision Inc. First Amended and Restated 2014 Stock Option Plan (Incorporated by reference from Proxy Statement dated July 6, 2020. †

10.4	Employment Agreement, dated November 14, 2016, between Encision Inc. and Gregory J. Trudel (Incorporated by reference to Exhibit 10-1 to our Current Report on Form 8-K filed on November 18, 2016). †

10.5	Fifth Amendment to Office Building Lease dated November 9, 2017 (Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed February 12, 2018).

10.6	PPP Promissory Note dated as of April 17, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 23, 2020).

10.8	Economic Injury Disaster Loan dated as of August 1, 2022 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on August 14, 2020).

10.9	US Bank Note dated September 28, 2020 (Incorporated by reference to Exhibit 10.9 to Quarterly Report on Form 10-Q filed August 12, 2022)

10.10	PPP Promissory Note dated as of February 8, 2021 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on February 12, 2021.

10.11	Supply Agreement dated August 23, 2021 between Auris Health, Inc. and Encision Inc. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed on November 15, 2021).+

10.12	New Line of Credit and Security Agreement with Pathward, N.A. dated November 15, 2022 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 17, 2022).

10.13	Eighth Amendment to Office Building Lease dated June 15, 2025 (filed herewith).

10.14	Securities Purchase Agreement dated August 19, 2025 (filed herewith).

31.1	Certification of President and CEO under Rule 13a-14(a) of the Exchange Act (filed herewith).

31.2	Certification of Principal Financial and Accounting Officer under Rule 13a-14(a) of the Exchange Act (filed herewith).

32.1	Certifications of President and CEO and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101	The following materials from Encision Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Balance Sheets, (ii) the unaudited Condensed Statements of Income, (iii) the unaudited Condensed Statements of Cash Flows, and (iv) Notes to Condensed Financial Statements, tagged at Level I.

+	Certain portions of the exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Encision Inc.

November 13, 2025	/s/ Brandon Shepard
Date	Brandon Shepard
Controller, Principal Accounting Officer &
Principal Financial Officer

